Form 10-Q
period 1995-03-31
UNITED BANCORP INC /OH/
filed 1995-05-15
CIK 731653

Total # of Pages: 20

                                             							 Exhibit Index: Page 19

                           				  UNITED STATES

                  			SECURITIES AND EXCHANGE COMMISSION

                    			     Washington, D.C.  20549

				                                FORM 10-Q

[x]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)

	 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1995

					OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

	 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    N/A     to      N/A

Commission File Number:              0-16540

				UNITED BANCORP, INC.
		(Exact name of registrant as specified in its Charter.)

				       Ohio
	    (State or other jurisdiction of incorporation or organization)

				    34-1405357
			( I.R.S. Employer Identification No.)

		  Fourth at Hickory Street, Martins Ferry, Ohio   43935
			(Address of principal executive offices)
				      (Zip Code)

				    (614) 633-0445
		 (Registrant's telephone number, including area code)

				    Not Applicable
		   (Former name, former address and former fiscal year,
		     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

	Common Stock, $1.00 Par Value  1,847,942 shares as of May 10, 1995.

				United Bancorp, Inc.
				 Table of Contents
				     Form 10-Q

Part I         Financial Information

Item 1.        Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets...March 31, 1995
	 and December 31, 1994.                                              3

	Condensed Consolidated Statements of Income...Three Months
	 Ended March 31, 1995 and 1994.                                      4

	Condensed Consolidated Statements of Cash Flows...Three
	 Months Ended March 31, 1995 and 1994.                               5

	Notes to Condensed Consolidated Financial Statements...
	 March 31, 1995.                                                6 - 13

Item 2  Management's Discussion and Analysis of Financial Condition
	 and Results of Operations                                     14 - 18

Part II Other Information

Item 1. Legal Proceedings                                                   19

Item 2. Changes in Securities                                               19

Item 3. Defaults Upon Senior Securities                                     19

Item 4. Submission of Matters to a Vote of Security Holders                 19

Item 5. Other Information                                                   19

Item 6. Exhibits and Reports on Form 8-K                                    19

	Signatures                                                          20

				United Bancorp, Inc.
		Condensed Consolidated Balance Sheets (Unaudited)
			      Form 10-Q (In Thousands)

Part I - Financial Information

                                                     								     March 31, 1995     December 31, 1994

		Assets

Cash And Due From Banks                                                  $6,467                $6,680
Federal Funds Sold                                                          245                    50
 Total Cash And Cash Equivalents                                          6,712                 6,730

Investment Securities Available For Sale                                 13,609                13,243

Investment Securities Held To Maturity (estimated fair value of
 $50,174 at 03/31/95 and $49,580 at 12/31/94)                            50,779                51,261

Loans
 Commercial Loans                                                         8,696                 8,816
 Commercial Real Estate Loans                                            29,801                28,515
 Real Estate Loans                                                       31,880                32,585
 Installment Loans                                                       41,493                38,521
  Total Loans                                                           111,870               108,437

 Unearned Income                                                            (33)                  (46)
 Allowance For Loan Losses                                               (1,497)               (1,438)
  Net Loans                                                             110,340               106,953

Premises And Equipment, Net                                               4,834                 4,937

Accrued Interest Receivable And Other Assets                              2,685                 2,510

 Total Assets                                                          $188,959              $185,634


Liabilities

Deposits
 Noninterest Bearing                                                    $12,254                $12,782
 Interest Bearing                                                       155,174                150,531
  Total Deposits                                                        167,428                163,313

Repurchase Agreements                                                     2,909                  3,311
Borrowed Funds                                                              321                  1,265
Accrued Interest Payable                                                    743                    743
Other Liabilities                                                           516                    483
  Total Other Liabilities                                                 4,489                  5,802

  Total Liabilities                                                     171,917                169,115

Shareholders' Equity

Common Stock: ($1 par value) 10,000,000 Shares Authorized;
 Issued And Outstanding: 1,847,942 Shares                                 1,848                  1,848
Additional Paid-In-Capital                                                9,359                  9,359
Retained Earnings                                                         5,792                  5,478
Unrealized Gain/(Loss) on Securities Available For Sale                      43                   (166)
  Total Shareholders' Equity                                             17,042                 16,519

  Total Liabilities And Shareholders' Equity                           $188,959               $185,634

The accompanying notes are an integral part of these condensed consolidated financial statements

				United Bancorp, Inc.
		Condensed Consolidated Statements of Income (Unaudited)
			      Form 10-Q (In Thousands)

                                            							 Three Months Ended

                                        						 March 31, 1995   March 31, 1994

Interest Income
 Interest and Fees on Loans                          $2,395           $1,856
 Interest on Investments Securities
 Taxable                                                744              642
 Tax Exempt                                             244              243
 Interest on Federal Funds Sold                          13              106
   Total Interest Income                              3,396            2,847

Interest Expense
 Deposits                                             1,498            1,261
 Other                                                   58               15
   Total Interest Expense                             1,556            1,276

Net Interest Income                                   1,840            1,571
Provision For Loan Losses                               (71)             (63)
Net Interest Income After Provision For Loan Losses   1,769            1,508

Other Income
 Service Charges on Deposit Accounts                    118               98
 Investment Security Gains, Net                                           47
 Other                                                  121               92
   Total Other Income                                   239              237

Other Expenses
  Salaries And  Employee Benefits                       642              558
  Premises, Furniture and Equipment Expense             211              191
  Other Operating Expense                               506              459
   Total Other Expenses                               1,359            1,208

Income Before Taxes                                     649              537
Provision For Income Taxes                             (149)             (99)

Net Income                                             $500             $438

Earnings Per Common Share                             $0.27            $0.24

Average Number of Shares Outstanding              1,847,942        1,847,942
Dividends Per Common Share                           $0.100           $0.073

The accompanying notes are an integral part of these condensed consolidated financial statements.

				United Bancorp, Inc.
		Condensed Consolidated Statements of Cash Flows (Unaudited)
			      Form 10-Q (In Thousands)

                                                       								  Three Months Ended
                                                    							March 31, 1995          March 31, 1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     500             438
Adjustments to Reconcile Net Income to Net Cash From
 Operating Activities

   Depreciation and Amortization                               110             106
   Amortization of Intangibles                                  21              16
   Provision for Loan Losses                                    71              63
   Deferred Taxes                                               (2)            (14)
   Gain on Sales of Investment Securities                                      (47)
   Amortization of investment securities, Net                   26              60
   Net Changes in:
   Other Assets                                               (195)           (447)
   Other Liabilities                                           (75)            (19)
    Net Cash From Operating Activities                         456             156

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment Securities Available For Sale
   Purchase Of Investment Securities                           (41)              0
 Investment securities Held To Maturity
   Proceeds From sales of Investment Securities                  0             185
   Proceeds From maturities/calls of Investment Securities     500           2,620
   Purchase Of Investment Securities                           (52)         (2,691)
   Net Change in Loans                                      (3,458)         (2,115)
   Property and equipment expenditures                          (7)            (42)
    Net Cash From Investing Activities                      (3,058)         (2,043)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                                      4,115           2,416
 Net change in Repurchase Agreements And Borrowed Funds     (1,346)           (107)
 Cash Dividends Paid                                          (185)           (134)
    Net Cash From Financing Activities                       2,584           2,175

Net Change In Cash And Cash Equivalents                        (18)            288

Cash And Cash Equivalents At  Beginning Of year              6,730          19,909

Cash And Cash Equivalents At End Of Period                  $6,712         $20,197

The accompanying notes are an integral part of these condensed consolidated financial statements


				United Bancorp, Inc.
       Notes To The Condensed Consolidated Financial Statements (Unaudited)
			      Form 10-Q (In Thousands)

1  Summary Of Significant Accounting Policies

	The following is a summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements.

	Basis Of Presentation

	The accompanying condensed consolidated financial statements include the accounts of United Bancorp, Inc. (Company) and its wholly owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio, (Citizens-Martins Ferry) and The Citizens-State Bank of Strasburg, Ohio, (Citizens-Strasburg). For purposes of consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for the period ended March 31, 1995, are not necessarily indicative of the operating results for the full year of 1995.

	These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1995 and its results of operations and its cash flows for the periods presented. The accompanying condensed consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1994 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report to Shareholders for the year ended December 31, 1994.

	Investment Securities

	The Company classifies securities into held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. The Company had no trading securities through March 31, 1995.

	Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount is included in earnings.

	Interest And Fees On Loans

	Interest income on loans is accrued over the term of the loans based on the principal amount outstanding. Where no account activity occurs for 90 consecutive days, the accrual of interest is discontinued and adjusted back to the date of non payment. Loan fees and direct costs associated with originating or acquiring loans are deferred and recognized over the life of the related loan as an adjustment of the yield. The net amount of fees and costs deferred is reported in the condensed consolidated balance sheets as part of loans.

	Allowance For Loan Losses

	The allowance for loan losses represents that amount which management estimates is adequate to provide for inherent losses in its loan portfolio. The allowance balance and the annual provision charged to expense are judgmentally determined by management based upon past loan loss experience, economic conditions and various other circumstances that are subject to change over time. The collectibility of the loans is based upon factors including the financial position of the borrower, the estimated market value of the collateral at the current time, guarantees and the Company's collateral position versus other creditors.

	The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting By Creditors For Impairment Of A Loan" at January 1, 1995. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. The effect of adopting this standard had no impact on the Company's financial statements. Historical loss information and local economic conditions are considered in establishing allowances on the remaining portfolio. The allowance is reduced by charging off loans deemed uncollectible by management. The allowance is increased by provisions charged to expense and recoveries of previous charge-offs. After a loan is charged off, collection efforts continue.

	Premises And Equipment

	Premises and equipment are stated at cost less accumulated depreciation. Premises and related components are depreciated using the straight-line method with lives ranging primarily from 20 to 50 years. Furniture and equipment are depreciated using the straight-line method, with lives ranging primarily from 5 to 15 years. Maintenance and repairs are expensed and major improvements are capitalized. At the time of sale or disposition of an asset, the applicable cost and accumulated depreciation amounts are removed from the accounting records.

	Other Real Estate

	Other real estate is included in other assets at the lower of cost or fair market value, less estimated costs to sell. Any reduction from the carrying value of the related loan to estimated fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the estimated fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred. There was no other real estate held at March 31, 1995 and December 31, 1994.

	Income Taxes

	The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

	Earnings And Dividends Per Common Share

	Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented.
	The weighted average number of shares used in the computation of earnings per share was 1,847,942 for the comparative periods presented.

	On August 11, 1994, a 10% stock dividend was approved for all share-holders of record on August 19, 1994 and distributed on September 9, 1994. This stock dividend was recorded by transferring the fair market value of the shares issued from Retained Earnings to Common Stock and Additional-Paid-In-Capital. On November 16, 1993, the Board of Directors declared a 100% stock split effected in the form of a stock dividend to shareholders of record as of November 30, 1993. The dividend was distributed on December 10, 1993. This transaction was recorded by transferring the par value of the shares issued from retained earnings to common stock. All per share data has been retro-actively adjusted for the stock dividend and stock split.

	Statement Of Cash Flows

	For purposes of the Statements of Cash Flows, the Company considers "cash and cash equivalents" to include cash, noninterest bearing deposits with financial institutions and Federal funds sold. The Company reports net cash flows for Federal funds sold, customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other borrowed funds. For the periods ended March 31, 1995 and March 31, 1994, the Company paid $1,556,829 and $1,313,923 in interest on deposits and other borrowings and $0 and $28,500 for income taxes, respectively.

	Financial Statement Presentation

	Certain reclassifications have been made in prior period financial statements to conform to the March 31, 1995 presentation. The re-classifications had no effect on total assets, shareholders' equity or net income as previously reported.

	Industry Segment Information

	The single industry in which the Company is involved through the activities of its two subsidiary banks is commercial community banking serving the financial needs of local commercial, individual and public entity customers. Revenue received by the Company is derived primarily from upstream dividends paid by the two subsidiary banks with dis-bursement to shareholders through United Bancorp, Inc. dividends. Subsidiary income is generated from activities specific to the comm-ercial banking industry.

2       Investment Securities

	The amortized cost and estimated fair values of investment securities are as follows:

                                                          										 March 31, 1995
                                                          							     Gross             Gross         Estimated
                                          		       Amortized Cost   Unrealized Gain   Unrealized Loss   Market Value

Investment Securities Available For Sale
  U.S. Treasury                                          $2,431,470         $27,333           $(5,522)       $2,453,281
  U.S. Agency Obligations                                10,689,235          40,352                          10,729,587
  State And Municipal Obligations                           336,259           3,903              (926)          339,236
  Other Investments                                          86,400                                              86,400
   Total Investment Securities Available For Sale       $13,543,364         $71,588           $(6,448)      $13,608,504

Investment Securities Held To Maturity
  U.S. Treasury                                          $5,479,531          $5,194          $(53,694)      $ 5,431,031
  U.S. Agency Obligations                                27,395,479          34,642          (795,488)       26,634,633
  State And Municipal Obligations                        17,868,006         441,880          (237,007)       18,072,879
  Other Investments                                          35,855                               (57)           35,798
   Total Investment Securities Held To Maturity         $50,778,871        $481,716       $(1,086,246)      $50,174,341

                                                               										December 31, 1994
                                                                									     Gross             Gross         Estimated
                                          						       Amortized Cost   Unrealized Gain   Unrealized Loss   Market Value

Investment Securities Available For Sale
  U.S. Treasury                                          $2,427,438                          $(27,282)       $2,400,156
  U.S. Agency Obligations                                10,686,024          $2,830          (217,334)       10,471,520
  State And Municipal Obligations                           336,207                           (10,422)          325,785
  Other Investments                                          45,100                                              45,100
   Total Investment Securities Available For Sale       $13,494,769          $2,830         $(255,038)      $13,242,561

Investment Securities Held To Maturity
  U.S. Treasury                                          $5,475,051            $991         $(157,167)       $5,318,875
  U.S. Agency Obligations                                27,925,802           8,283        (1,285,462)       26,648,623
  State And Municipal Obligations                        17,824,316         279,229          (525,531)       17,578,014
  Other Investments                                          35,850                            (1,513)           34,337
   Total Investment Securities Held To Maturity         $51,261,019        $288,503       $(1,969,673)      $49,579,849

	There was one sale of equity securities during the quarter ended March 31, 1994. These equity securities were held with the intent of a possible expansion opportunity for the Company. After further review, the expansion opportunity appeared remote and, therefore, the securities were sold. Proceeds from the sale of these securities were $184,500, with $47,000 recorded as gross gains associated with the sale. There were no sales of investment securities for the three months ended
	March 31, 1995.

	The amortized cost and estimated fair value of investment securities at March 31, 1995, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. The average interest rates are based on coupon rates adjusted for amortization and accretion. Yields on tax-exempt securities have been computed on a tax equivalent basis.

                                	 Investment Securities    Investment Securities
                                	  Available For Sale        Held To Maturity
                                   					     Estimated                 Estimated   Weighted           Weighted
				                             Amortized      Fair      Amortized      Fair      Average            Average

                              		   Cost        Value        Cost         Value     Maturity               Yield
U.S. Treasury
 Within One Year                                         $1,499,702   $1,497,968               7.7 Mos    5.79%
 One Through Two Years          $1,498,154   $1,499,375   1,750,133    1,721,718    1 Year     7.8 Mos    5.99%
 Two  Through five Years           933,316      953,906   2,229,696    2,211,345    3 Years    8.4 Mos    7.05%
  Total                          2,431,470    2,453,281   5,479,531    5,431,031    2 Years    3.6 Mos    6.39%

U.S. Agency Obligations
 Within One Year                                          5,550,190    5,515,156               6.9 Mos    6.42%
 One Through Two Years           1,505,090    1,512,968   6,032,974    5,982,344    1 Year     7.7 Mos    6.63%
 Two through Five Years          4,184,145    4,241,619  15,312,527   14,630,414    3 Years    3.7 Mos    6.13%
 Five Through Ten Years          5,000,000    4,975,000     499,788      506,719    8 Years   10.4 Mos    6.79%
  Total                         10,689,235   10,729,587  27,395,479   26,634,633    3 Years    4.7 Mos    6.36%

State And Municipal Obligations
 Within One Year                                          1,948,247    1,946,268               5.6 Mos    7.01%
 One Through Two Years                                    1,007,169      996,800    1 Year     6.8 Mos    6.29%
 Two through Five Years                                   2,662,620    2,729,953    3 Years    9.4 Mos    8.56%
 Five Through Ten Years            268,314      271,294  12,020,539   12,164,774    7 Years    4.3 Mos    8.31%
 Over Ten Years                     67,945       67,942     229,431      235,084   10 Years    7.4 Mos    8.73%
  Total                            336,259      339,236  17,868,006   18,072,879    5 Years    9.9 Mos    8.10%

Other Investments
 Five Through Ten Years                                      35,855       35,798    6 Years     .5 Mos    7.46%
 Other                              86,400       86,400                                                   5.00%

Total Investment Securities    $13,543,364  $13,608,504 $50,778,871  $50,174,341    3 Years   11.3 Mos    6.86%

	Securities with a par value of approximately $20,275,000 at March 31, 1995 and $20,972,000 at December 31, 1994 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

3       Loans

	Nonaccrual loans at March 31, 1995 and December 31, 1994 totaled $98,597 and $61,882, respectively.

	The gross interest income that would have been recorded on nonaccrual loans as of March 31, 1995 and March 31, 1994, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period was $3,702 and $1,674, respectively. The interest income that was recorded on those loans as of March 31, 1995 and March 31, 1994 was $2,127 and $1,426, respectively. It is the Company's policy to place loans in the nonaccrual status when the collection of the interest due is highly doubtful, or when the loan has no account activity for 90 consecutive days. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income, with the remaining balance treated as a loan charge-off.

	The Company has, and expects to have in the future, banking trans-actions with directors and officers of the Company and its subsidiaries. Loans to such borrowers, their immediate families, affiliated corp-orations, and other entities in which they own more than a 10% voting interest are summarized below:

		Aggregate balance - December 31,  1994  $2,471,043

		New loans                                  197,025

		Repayments                                (284,762)

		Aggregate balance - March 31, 1995      $2,383,306



4       Allowance For Loan Losses

	The allowance in the allowance for loan losses is summarized as follows:

		                                          					1995             1994

	Balance - 1/01/95 and 1/01/94                $1,437,734       $1,256,322

	Provision charged to operating expense           70,500          281,000

	Loans charged-off                               (17,376)        (123,312)

	Recoveries                                        6,079           23,724

	Balance - 3/31/95 and 12/31/94               $1,496,937       $1,437,734

5      Premises And Equipment

       Premises and equipment, at cost, and accumulated depreciation and amort-ization as of March 31, 1995 and December 31, 1994 are as follows:

                                          							  1995            1994

Buildings and land                               $5,261,772       $5,261,772

Furniture and equipment                           2,038,154        2,033,267

Computer software                                   321,105          318,490

  Total                                           7,621,031        7,613,529

Accumulated depreciation and amortization         2,786,536        2,676,253

  Premises and equipment (net)                   $4,834,495       $4,937,276


6      Commitments And Contingencies

       The Company's subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business, to meet the financing needs of their customers. These financial instruments include lines of credit and commitments to make loans. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

       As of March 31, 1995 and December 31, 1994, commitments to extend credit (at market rates) and commitments under outstanding standby letters of credit amounted to approximately $9,045,000 and $8,542,000, respectively. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. The Company does not anticipate any losses as a result of these commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Collateral obtained upon the exercise of the commitment is determined using the Company's evaluation of the borrower, and may include business assets, real estate and other items.

       At March 31, 1995, the Company has lines of credit enabling it to borrow up to $6.5 million with Mellon Bank, Pittsburgh, Pennsylvania, National City Bank, Cleveland, Ohio, National Bank Detroit, Detroit, Michigan. The Company also has the ability to borrow up to $10 million under a borrowing agreement with the Federal Home Loan Bank (FHLB), Cincinnati, Ohio. Borrowings under this agreement are collateralized by the Company's FHLB stock and a blanket pledge of the Company's 1-4 family residential real estate loans.

       The Company, on an ongoing basis, is a defendant in legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial statements.

       At March 31, 1995 and December 31, 1994, the Company was required to have $605,000 and $581,000, respectively, of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements. These balances do not earn interest.

7      Concentration Of Credit Risk

       The Banks grant commercial, real estate and installment loans to cus-tomers mainly in Belmont, Tuscarawas and Carroll Counties and the surrounding localities. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate.

       At March 31, 1995, total commercial and commercial real estate loans make up approximately 34.4% of the loan portfolio with 31.2% of these commercial loans secured by commercial and residential real estate and business assets in the Columbus, Ohio area. Installment loans account for approximately 37.1% of the loan portfolio and are secured by consumer assets including automobiles which account for 74.2% of the installment loan portfolio. Real estate loans comprise 28.5% of the loan portfolio and primarily include first mortgage loans on residential properties and home equity lines of credit.

       Included in cash and due from banks and Federal funds sold is $1,713,945 on deposit with National City Bank, Cleveland, Ohio and $2,672,342 on deposit with Mellon Bank, N.A., Pittsburgh, Pennsylvania.

8      Dividend Restriction

       Dividends paid by the subsidiary banks are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. Applicable state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Company. Those restrictions generally limit dividends to earnings retained in the current and prior two years, as defined by regulations. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions would not limit the Company's ability to pay normal dividends. As of March 31, 1995, $2,660,000 was available for dividend payments under the more restrictive of the two limitations.


				United Bancorp, Inc.
			Management's Discussion And Analysis
				     Form 10-Q

Introduction

In the following pages, Management presents an analysis of United Bancorp, Inc.'s financial condition at March 31, 1995 compared to December 31, 1994 and results of operations for the three months period ended March 31, 1995 compared to the same three month period ended March 31, 1994. This dis-cussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

United Bancorp, Inc. is a multi-bank holding company located in Martins Ferry, Ohio. The Company originally became incorporated as a one bank holding company in July of 1983, through the acquisition of 100% of the voting stock of The Citizens Savings Bank of Martins Ferry, Ohio. As a shell holding company, the Company is headquartered at the main office location of The Citizens Savings Bank at 4th and Hickory Street, Martins Ferry. Ohio. The Company became a multi-bank holding company in December of 1986, through the purchase of 100% of the voting stock of The Citizens-State Bank of Strasburg, Ohio. United Bancorp, Inc. has been traded on the Nasdaq Small Cap Market since February of 1993 under the trading symbol UBCP.

The markets served by both bank subsidiaries are rich in diversity and wide-spread in geographic location. Citizens-Martins Ferry meets the commercial banking needs of a customer base within the greater Ohio Valley area on the eastern border of Ohio. The decline of heavy industry, mining and rail trans-portation in the local area within the last decade has seen an erosion of the
younger population base necessary for economic revitalization.    Citizens-
Martins Ferry has developed lending markets within the Columbus, Ohio region, while continuing to meet the economic needs of its traditional local customer base. Citizens-Strasburg's market is primarily centered within a light industrial, residential area of north eastern Ohio, south of the Akron and Canton, Ohio metro areas. Both bank subsidiaries are postured to continue to serve the traditional needs of their respective customer bases and also to introduce new products and services to meet the ever-changing needs of today's service and value oriented customer.

Results Of Operations

Net income for the period ended March 31, 1995 increased 14.01% to $499,517, over the same period ended March 31, 1994, yielding an annualized Return on Average Assets of 1.07% and a Return on Average Equity of 11.91%. The increase in earnings for the first quarter of 1995 over earnings from the first quarter of 1994 occurred primarily from the growth in commercial real estate lending at Citizens-Strasburg and continued growth in commercial real estate and indirect automobile lending at Citizens-Martins Ferry.

Net interest income, by definition, is the difference between interest income generated on interest earning assets and the interest expense incurred on interest bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest earning assets in relation to interest bearing liabilities. Net interest income increased $268,190, or 17.07% for the three months ended March 31, 1995 compared to three months ended March 31, 1994. The increase was the result of the growth of the Company's average earning assets as well as an increase in the yield on the earning assets. The increased yield was due to the upward movement in market interest rates which began in the second quarter of 1994 after reaching the lowest levels in many years. Interest rates have now begun to level off after increasing 300 basis points in less than twelve months. Additionally, the Company increased its yield by shifting resources from lower earning funds to higher earning investment securities and loans.
The Company has continued to employ aggressive marketing and pricing concepts to increase lending volume throughout 1995 with the goal of generating a higher yielding product mix.

The increased interest earnings was partially offset by a similar trend for interest bearing liabilities. The Company experienced growth in the volume of average interest bearing liabilities as well as an increase in the cost of funds for the three months ended March 31, 1995 as compared to the same period in the prior year.

Total interest income for the three month period ended March 31, 1995 compared to the same period in 1994 increased by $548.765, or 19.27%. Average earning assets increased $14,129,660, or 8.78% over March 31, 1994 totals. A sig-nificant portion of the growth was from the investment of funds acquired from Citizens-Strasburg's branch bank acquisition of the Dellroy, Ohio office of National City Bank in December of 1994. Interest and fee income on loans increased $540,556, or 29.22% and interest on investment securities increased $102,679, or 11.60% over the March 31, 1994 activity, while Fed funds interest income declined $93,525, or 88.13% reflecting the shifting of funds to higher earning assets.

Total interest expense for the three month period ended March 31, 1995 in-creased by $280,575, up 21.99% from March 31, 1994. Average interest bearing liabilities increased $11,881,711, or 8.20% over March 31, 1994 average bal-ances. The overall mix of the deposit portfolio reflects a reversal of the trend of shifting funds into more liquid deposit products during the low interest reate environment. As interest rates have risen, customers have begun reinvesting in longer term certificate of deposit products which carries a higher cost of funds.

The provision for loan losses increased 11.90% for the three months ended
March 31, 1995 as compared to the prior year three month period. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower consid-erations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The Company has continued to experience relatively low net charge-offs for the periods presented. The low historical charge-off history is the product of a variety of factors, including the Company's underwriting guidelines, aggressive monitoring of delinquent loans and focus on retail lending. Not-withstanding the historical charge-off history, however, management believes that it is prudent to continue to increase the allowance for loan losses as total loans increase.

Noninterest Income And Expense

Noninterest income increased only slightly for the period ended March 31, 1995. For the three months ended March 31, 1995, service charges on deposit accounts and other noninterest income increased $19,786 and $30,065, respectively over the same three months ended March 31, 1994.

Noninterest expenses for the three months ended March 31, 1995 compared to three months ended March 31, 1994 increased $151,572, or 12.55%. The most significant change was within salaries and employee benefits reflecting a $84,509, or 15.15% increase. These increases in expenses resulted from incremental salary increases implemented at the beginning of 1995, increased overhead expenses at the newly acquired Dellroy branch banking facility, (December 1994) and the Company's costs associated with the newly implemented employee 401 K program beginning March 10, 1995.

Financial Condition

Total assets of the Company increased to $188,959.258 at March 31, 1995, a 1.79% increase over $185,634,119 at December 31, 1994. The Company had very little change in any of its asset categories except for growth in total loans. The Company, due to aggressive marketing and pricing concepts, has continued to experience growth in the installment and commercial real estate lending markets. Installment loans grew 7.76% and commercial real estate loans grew 4.51% over December 31, 1994 totals. The growth in loans was funded through the generation of additional deposits. Total deposit growth, which was 2.52% during the three months ended March 31, 1995, was totally related to an increase in certificates of deposit. As interest rates have now rebounded to more normal levels, depositors have begun to shift funds back into certificates of deposit. Additionally, the Company increased certificates of deposit total through the use of some special rate and term products. Through the increase in certificates of deposit, the Company was able to reduce the amount of total borrowed funds during the three months ended March 31, 1995. The Company has substantial borrowing capacity and is not opposed to using other borrowings as a funding source should loan demand exceed deposit growth.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholder equity at March 31, 1995 was $17,042,228 compared to $16,518,060 at December 31, 1994, a 3.17% increase. This increase includes a $42,992 increase in equity due to the after tax change in the fair value of securities categorized as available-for-sale as compared to a $166,458 reduction in equity for the period ended December 31, 1994. The ratios for Average Equity-to-Average Assets at March 31, 1995 and December 31, 1994 were 8.98% and 9.07% , respectively.

Regulatory standards require banks and bank holding companies to maintain capital based on "risk adjusted" assets so that categories of assets with potentially higher credit risk require more capital backing than assets with lower risk. Additionally, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as standby letters of credit and interest rate swaps.

In order to monitor relative levels of risk throughout the financial industry, the Federal Reserve Board classifies capital into two tiers. Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan and lease losses, perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and inter-mediate-term preferred stock. All banks are required to meet a minimum ratio of 8.0% of qualifying total capital to risk-adjusted total assets. The Tier 1 capital ratio must be at least 4.0%. Capital qualifying as tier 2 capital is limited to 100% of Tier 1 capital. The minimum leverage ratio for a bank holding company is 3.0% calculated by dividing Tier 1 capital by adjusted total assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards by June 19, 1993 to ensure that they take adequate account of interest rate, concentration of credit and nontraditional banking activities. The following table illustrates the Company's risk-weighted capital ratios at March 31, 1995:



					       March 31, 1995

Common Shareholders' Equity                      $17,042,228

Tier 1 Capital                                   $16,699,198

Tier 2 Capital                                    $1,496,937

Tier 1 and 2 Capital                             $18,196,135

Adjusted Total Assets                           $187,949,076

Total Risk-Adjusted Assets                      $116,989,500



Leverage Ratio                                          8.88%

Tier 1 Risk-Based Capital Ratio                        14.27%

Tier 1 and Tier 2 Risk-Based Capital Ratio             15.55%


Liquidity

The Company's objective in managing liquidity is to maintain the ability to continue to meet the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing investment securities and investment securities available-for-sale, Federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed which include, but are not limited to, the purchase of Federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio, and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the period ended March 31, 1995, the adjustments to reconcile net income to net cash from operating activities consist mainly of depreciation and amort-ization of premises and equipment and intangibles, the provision for loan losses, gain on sales of investment securities, net amortization of investment securities and net changes in other assets and liabilities. The most sig-nificant outflow of cash from investing activities was $3,458,000 used due to the net change in loans. This use of funds was partially offset by a net cash infusion of $2,584,000 in financing activities. An increase in deposits of $4,115,000 allowed the Company to reduce its borrowed funds by $1,346,000. For a more detailed illustration of the Company's sources and uses of cash, refer to the condensed consolidated statements of cash flows.

Inflation

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with Generally Accepted Accounting Principles (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available-for-sale which are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management's opinion is that movements in interest rates affects the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do effect each other, but do not always move in correlation with each other.
The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability manage-ment may tend to minimize the effect of change in interest rates on the Company's performance.


Regulatory Review

The Company is subject to the regulatory requirements of The Federal Reserve System as a multi-bank holding company. The affiliate banks, Citizens-Martins Ferry and Citizens-Strasburg are subject to regulations of The Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Banks. Citizens-Strasburg was subject to a FDIC regulatory compliance review on February 28, 1995 as of the close of business on February 27, 1995. There were no significant findings, which upon implementation, would have a material effect on the holding company or its subsidiary banks.

Part II - Other Information

 Item 1.   Legal proceedings

	   Not applicable.

 Item 2.   Changes in securities

	   Not applicable.

 Item 3.   Defaults upon senior securities

	   Not applicable.

 Item 4.   Submission of matters to a vote of security holders

	   Not applicable.

 Item 5.   Other Information

	   Not applicable.

 Item 6.   Exhibits And Reports On Form 8 K

		(a) Exhibits

		(b) Reports on Form 8 K

			The Company filed no Form 8 K's with the Securities Exchange Commission during the quarter ending March 31, 1995.

Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	May 10, 1995                          By:


	Date                                            James W. Everson

							President and Chief
							Executive Officer


	May 10, 1995                             By:


	Date                                            Ronald S. Blake

							 Treasurer