Form 10-Q/A
period 1995-03-31
UNITED BANCORP INC /OH/
filed 1995-07-03
CIK 731653

Total # of Pages: 3

                                             							 Exhibit Index: Page 2

                           				  UNITED STATES

                  			SECURITIES AND EXCHANGE COMMISSION

                    			     Washington, D.C.  20549

				                                FORM 10-Q/A

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

This amended document is forwarded to submit the Financial Data Schedule not originally submitted with the original SEC Form 10Q as filed.




 Item 6.   Exhibits And Reports On Form 8 K

		(a) Financial Data Schedule included as Exhibit 27

		(b) Reports on Form 8 K

			The Company filed no Form 8 K's with the Securities Exchange Commission during the quarter ending March 31, 1995.

Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	June 23, 1995                          By:


	Date                                            James W. Everson

							President and Chief
							Executive Officer


	June 23, 1995                             By:


	Date                                            Ronald S. Blake

							 Treasurer