Form 10-Q
period 1995-06-30
UNITED BANCORP INC /OH/
filed 1995-08-14
CIK 731653

Total # of Pages:      21

                                           Exhibit Index: Page      20


                        UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549


                         FORM 10-Q


[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       N/A  to  N/A

Commission File Number:   0-16540
                          -------

                     UNITED BANCORP, INC.
                    ----------------------
     (Exact name of registrant as specified in its Charter.)


           Ohio                          34-1405357
          ------                        ------------
(State or other jurisdiction of      ( I.R.S. Employer
  incorporation or organization)       Identification No.)


      Fourth at Hickory Street, Martins Ferry, Ohio  43935
      ----------------------------------------------------
         (Address of principal executive offices)(Zip Code)


                        (614) 633-0445
                        --------------
       (Registrant's telephone number, including area code)


                    Not Applicable
                    --------------
     (Former name, former address and former fiscal year,
			    if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]


Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $1.00 Par Value  1,847,942 shares as of August 10, 1995.

                      United Bancorp, Inc.
                       Table of Contents
                          Form 10-Q

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets...June 30, 1995
     		    and December 31, 1994.                                     3

          Condensed Consolidated Statements of Income...Three
     		    And Six Months Ended June 30, 1995 and 1994.               4

          Condensed Consolidated Statements of Cash Flows...
     		    Six Months Ended June 30, 1995 and 1994.                   5

          Notes to Condensed Consolidated Financial Statements...
     		    June 30, 1995.                                        6 - 14


Item 2    Management's Discussion and Analysis of Financial
           Condition And Results of Operations                  15 - 19

Part II   Other Information

Item 1.   Legal Proceedings                                          20

Item 2.   Changes in Securities                                      20

Item 3.   Defaults Upon Senior Securities                            20

Item 4.   Submission of Matters to a Vote of Security Holders        20

Item 5.   Other Information                                          20

Item 6.   Exhibits and Reports on Form 8-K                           20

          Signatures                                                 21


Part I - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS
                                 June 30, 1995    December 31, 1994
                                 -------------    -----------------
ASSETS

Cash & due from banks                 $ 5,402          $ 6,680
Federal funds sold                        475               50
                                       -------          -------
  Total cash & cash equivalents         5,877            6,730


Investment securities available
 for sale                              14,134           13,243

Investment securities held to
 maturity (estimated Fair value
 of $48,745 at 06/30/95 and
 $49,580 at 12/31/94)                  48,179           51,261

Loans
 Commercial loans                       9,685            8,816
 Commercial Real Estate loans          31,558           28,515
 Real estate loans                     32,141           32,585
 Installment loans                     42,656           38,521
                                      -------          -------
   Total loans                        116,040          108,437

Unearned income                           (21)             (46)
Allowance for loan losses              (1,586)          (1,438)
                                       -------          -------
   Net loans                          114,433          106,953

Premises and equipment, net             4,789            4,937
Accrued interest receivable
 and other assets                       2,215            2,510
                                     --------         --------
   Total Assets                      $189,627         $185,634
                                     ========         ========

LIABILITIES

Deposits
 Non-interest bearing                 $11,447          $12,782
 Interest bearing                     153,777          150,531
                                      -------          -------
   Total deposits                     165,224          163,313

Repurchase agreements                   4,900            3,311
Borrowed funds                            778            1,265
Accrued interest payable                  740              743
Other liabilities                         477              483
                                         -----            -----
   Total other liabilities              6,895            5,802

   Total liabilities                  172,119          169,115
                                      -------          -------

SHAREHOLDERS' EQUITY

Common stock: ($1 par value)
 10,000,000 shares authorized;
 issued and outstanding:
 1,847,942 shares                       1,848            1,848
Additional paid-in-capital              9,359            9,359
Retained earnings                       6,142            5,478
Unrealized Gain/(Loss) on
 Securities Available For Sale            159             (166)
                                       ------            ------
   Total shareholders' equity          17,508            16,519
                                       ------            ------
   Total liabilities and
	   shareholders' equity             $189,627          $185,634
                                     ========          ========

[FN]
The accompanying notes are an integral part of these condensed consolidated financial statements.

                       United Bancorp, Inc.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     			      Three Months Ended         Six Months Ended

                                    June 30                June 30
                                1995       1994         1995        1994
                               ------    -------       -------     -------
Interest Income

Interest and
 Fees on Loans                  $2,571    $2,018        $4,966      $3,874

Interest on Investment
 Securities
   Taxable                         709       664         1,453       1,306
   Tax Exempt                      240       244           484         487

Interest on Federal Funds Sold      36        73            49         179
Dividends                            1         0             1           0
                                 -----     -----         -----       -----
 Total Interest Income           3,557     2,999         6,953       5,846

Interest Expense
 Deposits                        1,584     1,303         3,082       2,564
 Other                              63        20           121          35
                                 -----     -----         -----       -----
 Total Interest	Expense          1,647     1,323         3,203       2,599
                                 -----     -----         -----       -----

Net Interest Income              1,910     1,676         3,750       3,247

Provision For Loan Losses          (98)      (48)         (169)       (111)
                                 -----     -----         -----       -----
Net Interest Income After
 Provision For Loan Losses   				1,812     1,628         3,581       3,136

Noninterest  Income

 Service Charges on
  Deposit Accounts                 143       107           261         205
 Investment Security Gains, Net     12        54            12         101
 Other                              83        73           204         165
                                   ---       ---           ---         ---
  Total Noninterest	Income         238       234           477         471

Noninterest Expenses

 Salaries And Employee Benefits    653       565         1,295       1,123
 Premises, Furniture & Equipment   188       192           399         383
 Other Operating Expense           487       443           993         902
                                 -----     -----         -----       -----
  Total Noninterest Expenses     1,328     1,200         2,687       2,408

Income Before Taxes                722       662         1,371       1,199

Provision For Income Taxes        (188)     (158)         (337)       (257)
                                  ----      ----        ------        ----
Net Income                        $534      $504        $1,034        $942
                                  ====      ====        ======        ====


Earnings Per Common Share        $0.29     $0.27         $0.56       $0.51

Average Number of Shares
 Outstanding                 1,847,942 1,847,942     1,847,942   1,847,942

Dividends Per Common Share      $0.100    $0.073        $0.200      $0.146


[FN]
The accompanying notes are an integral part of these condensed consolidated financial statements.

                         United Bancorp, Inc.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    						      SIX Months Ended
                                       JUNE 30, 1995          JUNE 30, 1994
                                       -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                 1,034                    942

Adjustments to Reconcile Net Income
 to Net Cash From Operating Activities

  Depreciation and Amortization              198                    214
  Amortization of Intangibles                 44                     31
  Provision for Loan Losses                  169                    111
  Deferred Taxes                              55                      9
  Gain/Loss on Sale/Call
	   of Investment Securities                 (12)                  (101)
  Amortization of investment
	   securities, Net                           43                    117

  Net Changes in:
   Other Assets                              252                   (323)
   Other Liabilities                        (231)                   (39)
                                           -----                    ----
Net Cash From Operating Activities         1,552                    961

CASH FLOWS FROM INVESTING ACTIVITIES

Investment Securities Available
 For Sale
   Proceeds From sales of
	   Investment Securities                    500                  1,887
   Purchase Of Investment Securities        (748)                     0

Investment Securities Held
 To Maturity
   Proceeds From sales
	   of Investment Securities                   0                  1,212
   Proceeds From maturities/
	   calls of Investment Securities         3,075                  4,959
   Purchase Of Investment Securities        (176)               (12,034)

Net Change in Loans                       (7,649)               (12,722)

Property and equipment expenditures          (50)                  (176)
                                          -------               --------
Net Cash From Investing Activities        (5,048)               (16,874)


CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                     1,911                  2,811

Net change in Repurchase
 Agreements And Borrowed Funds             1,102                   (356)

Cash Dividends Paid                         (370)                  (269)
                                           -----                  -----
Net Cash From Financing Activities         2,643                  2,186

Net Change In Cash And Cash Equivalents     (853)               (13,727)

Cash And Cash Equivalents
	At Beginning Of year                      6,730                 19,909

Cash And Cash Equivalents
	At End Of Period                         $5,877                 $6,182
                                          ======                 ======

[FN]
The accompanying notes are an integral part of these condensed consolidated financial statements.

United Bancorp, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1  Summary Of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of United Bancorp, Inc. (Company) and its wholly owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio, (Citizens-Martins Ferry) and The Citizens-State Bank of Strasburg, Ohio, (Citizens-Strasburg). For purposes of consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for the period ended June 30, 1995, are not necessarily indicative of the operating results for the full year of 1995.

These interim financial statements are prepared
without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1995 and its results of operations and statement of cash flows for the periods presented. The accompanying condensed consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1994 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report to Shareholders for the year ended December 31, 1994.


Investment Securities

The Company classifies securities into
held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. The Company had no trading securities through June 30, 1995.

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


The Company adopted Statement of Financial Accounting
Standards, ("SFAS") No. 114, "Accounting By Creditors For Impairment Of A Loan" and SFAS No. 118, " Accounting By Creditors For Impairment Of A Loan - Income Recognition And Disclosures" at January 1, 1995. Under SFAS No. 114, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to increase, such increases are reported as bad debt expense. SFAS No. 118 allows existing methods to recognize interest income on impaired loans. The effect of adopting these standards had no impact on the Company's financial statements. Historical loss information and local economic conditions are considered in establishing allowances on the remaining portfolio. The allowance is reduced by charging off loans deemed uncollectible by management. The allowance is increased by provisions charged to expense and recoveries of previous charge-offs. After a loan is charged off, collection efforts continue.


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


Other Real Estate

Other real estate is included in other assets at the lower of cost or fair market value, less estimated costs to sell. Any reduction from the carrying value of the related loan to estimated fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the estimated fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred. There was no other real estate held at June 30, 1995 and December 31, 1994.


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


On August 11, 1994, a 10% stock dividend was approved for all shareholders of record on August 19, 1994 and distributed on September 9, 1994. This stock dividend was recorded by transferring the fair market value of the shares issued from Retained Earnings to Common Stock and Additional-Paid-In-Capital. On November 16, 1993, the Board of Directors declared a 100% stock split effected in the form of a stock dividend to shareholders of record as of November 30, 1993. The dividends were distributed on December 10, 1993. This transaction was recorded by transferring the par value of the shares issued from retained earnings to common stock. All per share data has been retroactively adjusted for the stock dividend and stock split.


Statement Of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers "cash and cash equivalents" to include cash, noninterest bearing deposits with financial institutions and Federal funds sold. The Company reports net cash flows for Federal funds sold, customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other borrowed funds. For the periods ended June 30, 1995 and June 30, 1994, the Company paid $3,207,000 and $2,622,000 in interest on deposits and other borrowings and $294,000 and $274,000 for income taxes, respectively.


Financial Statement Presentation

Certain reclassifications have been made in prior period financial statements to conform to the June 30, 1995 presentation. The reclassifications had no effect on total assets, shareholders' equity or net income as previously reported.


Industry Segment Information

The single industry in which the Company is involved through the activities of its two subsidiary banks is commercial community banking serving the financial needs of local commercial, individual and public entity customers. Revenue received by the Company is derived primarily from upstream dividends paid by the two subsidiary banks with disbursement to shareholders through United Bancorp, Inc. dividends. Subsidiary income is generated from activities specific to the commercial banking industry.


Future Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," in May 1995, effective for fiscal years beginning after December 15, 1995. It requires companies to recognize, as separate assets, rights to service mortgage loans for others, regardless of how these rights are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset will be amortized in proportion to, and over the period of, estimated net servicing income. This pronouncement has no impact on the Company at the present time due to the Company not selling any loans or acquiring servicing rights to date.

Investment Securities
The amortized cost and estimated fair values of investment securities are as follows:


                                               Gross       Gross     Estimated
                                  Amortized  Unrealized  Unrealized   Market
                                    Cost        Gain        Loss       Value
                                 ----------  ----------  ----------  --------

Investment Securities
 Available For Sale

  U.S. Treasury  Obligations   $ 2,435,617   $ 81,258         0    $ 2,516,875

  U.S. Agency Obligations       10,952,037    145,560         0     11,097,597

  State/Municipal Obligations      336,311     13,422         0        349,733

  Other Investments                169,700                    0        169,700
                                ----------   --------       ----    ----------
   Total Investment Securities
		    Available For Sale 		   $ 13,893,665  $ 240,240       $ 0   $ 14,133,905
                              ============  =========       ===   ============

Investment Securities
 Held To Maturity

  U.S. Treasury  Obligations   $ 5,484,107  $  74,033  $      0    $ 5,558,140

  U.S. Agency Obligations       25,365,547          0  (118,596)    25,246,951

  State/Municipal Obligations   17,295,438    609,120         0     17,904,558

  Other Investments                 33,868      1,944         0         35,812
                               -----------   --------  ----------  -----------
  Total Investment Securities
     Held To Maturity						   $ 48,178,960  $ 685,097 $(118,596)  $ 48,745,461
                              ============  ========= ==========  ============

                                              December 31, 1994

                                             Gross        Gross    Estimated
                               Amortized   Unrealized  Unrealized   Market
                                 Cost        Gains        Loss      Value
                              ----------   ----------  ----------  ---------
Investment Securities
 Available For Sale

 U.S. Treasury  Obligations  $ 2,427,438         0     $(27,282)  $ 2,400,156

 U.S. Agency Obligations      10,686,024   $ 2,830     (217,334)   10,471,520

 State/Municipal Obligations     336,207         0      (10,422)      325,785

 Other Investments                45,100                               45,100
                              ----------   -------     ---------   ----------
 Total Investment Securities
		  Available For Sale      $ 13,494,769   $ 2,830   $ (255,038)  $ 13,242,561
                            ============   =======   ===========  ============

Investment Securities
 Held To Maturity

 U.S. Treasury  Obligations  $ 5,475,051     $ 991   $ (157,167)   $ 5,318,875

 U.S. Agency Obligations      27,925,802     8,283   (1,285,462)    26,648,623

 State/Municipal Obligations  17,824,316   279,229     (525,531)    17,578,014

 Other Investments                35,850                 (1,513)        34,337
                            ------------   -------   -----------   -----------
 Total Investment Securities
  Held To Maturity          $ 51,261,019 $ 288,503  $ (1,969,673) $ 49,579,849
                            ============ =========  ============= ============

Total proceeds from sales of investment securities classified as available-for-sale for the six months ended June
30, 1995 were $500,312. Gross gains of $11,778 were realized on those sales.

During the six months ended June 30, 1994, Citizens-Strasburg sold $1,018,860 in U.S. government agency obligations from the held-to-maturity category. The proceeds were then invested in U.S. Treasury Notes classified as held-to-maturity. This sale and repurchase was mandated to satisfy state auditor comments from an examination of a local school district, which holds a depository relationship with Citizens-Strasburg. U.S. Agency obligations pledged against the school district deposits were cited during their audit as being in violation of the Ohio Revised Code. This transaction corrected any potential exposure to criticism to other school districts which have a depository relationship with the Bank. The securities were sold for $1,027,813 for a recognized gain of $8,953.


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


Total proceeds from sales of investment securities classified as available-for-sale for the six months ended June
30, 1994 were $1,886,468. Gross gains of $45,436 were realized on those sales.

The amortized cost and estimated fair value of investment securities at June 30, 1995, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. The average interest rates are based on coupon rates adjusted for amortization and accretion. Yields on tax-exempt securities have been computed on a tax equivalent basis.

                              Investment Securities

                            			  Available For Sale

                                    Estimated  Weighted
               				    Amortized      Fair     Average    Average
                         Cost         Value    Maturity    Yield
                      ----------    ---------  --------   -------
U.S. Treasury Notes
 Within One Year
 One Thru Two Years   $ 1,498,173  $ 1,522,968  18 Mos.     6.68%
 Two Thru five Years      937,444      993,907  40 Mos.     7.75%
                      -----------  -----------  -------     -----
  Total                 2,435,617    2,516,875  27 Mos.     7.09%


U.S. Agency
 Within One Year
 One Thru Two Years     1,991,303    2,043,188  18 Mos.     7.57%
 Two thru Five Years    3,213,234    3,314,409  35 Mos.     7.62%
 Five Thru Ten Years    5,747,500    5,740,000 107 Mos.     6.60%
                       ----------   ---------- --------     -----
  Total                10,952,037   11,097,597  67 Mos.     7.08%



State & Municipal
Obligations
 Within One Year
 One Through Two Years
 Two through Five Years
 Five Through Ten Years   268,246      278,656 110 Mos.     8.31%
 Over Ten Years            68,065       71,077 125 Mos.     8.59%
                          -------      ------- --------    ------
  Total                   336,311      349,733 113 Mos.     8.37%

Other Investments
 Five Through Ten Years
 Other                    169,700      169,700              5.00%
                          -------      -------  --------    -----
 Total Investment
  Securities          $13,893,665  $14,133,905 63 Mos.      7.11%
                      ===========  =========== =======      =====

                                      Investment Securities

                                         Held to Maturity

                                        Estimated     Weighted
                           Amortized       Fair        Average     Average
                             Cost         Value       Maturity     Yield
                          ----------    ---------     --------     -------

US Treasury Notes
  Within One Year         $1,999,762      1,998,437     06 Mos.    5.41%
  One Through Two Years    1,250,158      1,256,328     18 Mos.    5.84%
  Two Through Five Years   2,234,187      2,303,375     42 Mos.    6.75%
                          ----------      ---------     -------    -----
    Total                  5,484,107      5,558,140     24 Mos.    6.05%


U S Agency
  Within One Year          5,536,566      5,557,968     06 Mos.    6.52%
  One Through Two Years    5,017,227      5,034,844     19 Mos.    6.12%
  Two Through Five Years  14,311,960     14,140,389     39 Mos.    5.65%
  Five Through Ten Years     499,794        513,750     71 Mos.    8.71%
                          ----------     ----------     -------    -----
    Total                 25,365,547     25,246,951     28 Mos.    5.99%

State/Municipal Obligations
  Within One Year          1,436,902      1,437,576     06 Mos.    6.36%
  One Through Two Years      971,922        972,914     18 Mos.    6.44%
  Two Through Five Years   2,675,148      2,797,618     44 Mos.    8.76%
  Five Through Ten Years  11,912,028     12,383,866     85 Mos.    8.30%
  Over Ten years             299,438        312,584    124 Mos.    8.60%
                          ----------     ----------    --------    -----
    Total                 17,295,438     17,904,558     69 Mos.    8.11%

Other Investments
  Five Through Ten Years      33,868         35,812     69 Mos.    7.46%

Total Investment
 Securities              $48,178,960    $48,745,461     43 Mos.    6.76%
                         ===========    ===========     =======    =====


Securities with a par value of approximately
$21,519,000 at June 30, 1995 and $20,972,000 at December 31,
1994 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

3 Loans

Nonaccrual loans at June 30, 1995 and December 31,
1994 totaled $263,410 and $61,882, respectively.

The gross interest income that would have been recorded on nonaccrual loans as of June 30, 1995 and June 30, 1994, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period was $5,983 and $3,369, respectively. The interest income that was recorded on those loans as of June 30, 1995 and June 30, 1994 was $819 and $1,154, respectively. It is the Company's policy to place loans in the nonaccrual status when the collection of the interest due is highly doubtful, or when the loan has no account activity for 90 consecutive days. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income, with the remaining balance treated as a loan charge-off.


The Company has, and expects to have in the future, banking transactions with directors and officers of the Company and its subsidiaries. Loans to such borrowers, their immediate families, affiliated corporations, and other entities in which they own more than a 10% voting interest are summarized below:


Aggregate balance - December 31,  1994     $2,471,043

    New loans                                 306,525

    Repayments                               (673,036)
                                           -----------
Aggregate balance - June 30, 1995          $2,104,532
                                           ===========

4 Allowance For Loan Losses

The activity in the allowance for loan losses is
	summarized as follows:
                                        1995            1994
                                     ---------       ----------

Balance - 1/01/95 and 1/01/94       $1,437,734       $1,256,322

 Provision charged to
	operating expense                     169,000          281,000

 Loans charged-off                     (33,083)        (123,312)

 Recoveries                             12,419           23,724
                                    ----------       ----------
Balance - 6/30/95 and 12/31/94      $1,586,070       $1,437,734
                                    ==========       ==========

5  Premises And Equipment

Premises and equipment, at cost, and accumulated depreciation and amortization as of June 30, 1995 and December
	31, 1994 are as follows:

                                  1995             1994
                               ----------       ----------

Buildings and land             $5,270,009       $5,261,772

Furniture and equipment         2,065,864        2,033,267

Computer software                 321,984          318,490
                               ----------       ----------
  Total                         7,657,857        7,613,529

Accumulated depreciation
	and amortization               2,868,782        2,676,253
                               ----------       ----------
Premises and equipment (net)   $4,789,075       $4,937,276
                               ==========       ==========


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


As of June 30, 1995 and December 31, 1994, commitments to extend credit (at market rates) and commitments under outstanding standby letters of credit amounted to approximately $12,705,000 and $8,542,000 respectively. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. The Company does not anticipate any losses as a result of these commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Collateral obtained upon the exercise of the commitment is determined using the Company's evaluation of the borrower, and may include business assets, real estate and other items.


At June 30, 1995, the Company has lines of credit enabling it to borrow up to $6.5 million with Mellon Bank, Pittsburgh, Pennsylvania, National City Bank, Cleveland, Ohio, National Bank Detroit, Detroit, Michigan. The Company also has the ability to borrow up to $10 million under a borrowing agreement with the Federal Home Loan Bank (FHLB), Cincinnati, Ohio. Borrowings under this agreement are collateralized by the Company's FHLB stock and a blanket pledge of the Company's 1-4 family residential real estate loans.


The Company, on an ongoing basis, is a defendant in legal actions arising from normal business activities.
Management believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial statements.

At June 30, 1995 and December 31, 1994, the Company was required to have $641,000 and $581,000, respectively, of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements. These balances do not earn interest.

7 Concentration Of Credit Risk

The Bank's grant commercial, real estate and installment loans to customers mainly in Belmont, Tuscarawas and Carroll Counties and the surrounding localities. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate.


At June 30, 1995, total commercial loans make up approximately 35.5% of the loan portfolio with 34.5% of these commercial loans secured by commercial and residential real estate and business assets in the Columbus, Ohio area. Installment loans account for approximately 36.8% of the loan portfolio and are secured by consumer assets including automobiles which account for 74.5% of the installment loan portfolio. Real estate loans comprise 27.7% of the loan portfolio and primarily include first mortgage loans on residential properties and home equity lines of credit.


Included in cash and due from bank and Federal funds sold is $1,567,509 on deposit with National City Bank, Cleveland, Ohio and $2,204,394 on deposit with Mellon Bank, N.A., Pittsburgh, Pennsylvania.


8 Dividend Restriction

Dividends paid by the subsidiary banks are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. Applicable state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Company. Those restrictions generally limit dividends to earnings retained in the current and prior two years, as defined by regulations. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions would not limit the Company's ability to pay normal dividends. As of June 30, 1995, $3,066,123 was available for dividend payments under the more restrictive of the two limitations.


9 Branch Acquisition

Effective December 2, 1994, the Company, acting through its wholly owned subsidiary, Citizens-Strasburg, acquired from National City Bank of Cleveland, Ohio certain assets and assumed certain deposit and other liabilities of a branch banking facility located in Dellroy, Ohio. Citizens-Strasburg purchased the National City Bank branch's cash, various loans, and premises and equipment and assumed substantially all deposit liabilities. The transaction was accounted for as a purchase, and accordingly, the acquired assets and liabilities have been recorded based on their respective fair market values at the date of acquisition. A summary of assets acquired and liabilities assumed follows:

                Assets                                                  Liabilities

Cash and Cash Equivalents Received  $6,255,044      Noninterest Bearing Deposits    $1,457,187
Loans                                  570,957      Interest Bearing Deposits        5,785,705
Premises And equipment                 275,000        Total Deposits                 7,242,892
Intangible assets                      140,000
Other Assets                             4,171      Other Liabilities                    2,280
                                    ----------                                      ----------
 Total Assets                       $7,245,172           Total Liabilities          $7,245,172
                                    ==========                                      ==========

Introduction

In the following pages, Management presents an analysis of United Bancorp, Inc.'s financial condition at June 30, 1995 compared to December 31, 1994 and results of operations for the three and six month periods ended June 30, 1995 compared to the same periods ended June 30, 1994. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

United Bancorp, Inc. is a multi-bank holding company located in Martins Ferry, Ohio. The Company originally became incorporated as a one bank holding company in July of 1983, through the acquisition of 100% of the voting stock of The Citizens Savings Bank of Martins Ferry, Ohio. As a shell holding company, the Company is headquartered at the main office location of The Citizens Savings Bank at 4th at Hickory Street, Martins Ferry. Ohio. The Company became a multi-bank holding company in December of 1986, through the purchase of 100% of the voting stock of The Citizens-State Bank of Strasburg, Ohio. United Bancorp, Inc. has been traded on the Nasdaq Small Cap Market since February of 1993 under the trading symbol UBCP.


The markets served by both bank subsidiaries are rich
in diversity and widespread in geographic location. Citizens-Martins Ferry meets the commercial banking needs of a customer base within the greater Ohio Valley area on the eastern border of Ohio. The decline of heavy industry, mining and rail transportation in the local area within the last decade has seen an erosion of the younger population base necessary for economic
revitalization.    Citizens-Martins Ferry has developed lending
markets within the Columbus, Ohio region, while continuing to meet the economic needs of its traditional local customer base. Citizens-Strasburg's market is primarily centered within a light industrial, residential area of north eastern Ohio, south of the Akron and Canton, Ohio metro areas. Both bank subsidiaries are postured to continue to serve the traditional needs of their respective customer bases and also to introduce new products and services to meet the ever-changing needs of today's service and value oriented customer.


Results Of Operations

Net income for the three and six months ended June
30, 1995 increased by $30,932, or 6.14% and $92,315, or 9.80%
respectively, over the comparable prior year periods, yielding an annualized Return On Average Assets of 1.10% and a Return On Average Equity of 12.16%. The most significant factor affecting the increase in earnings is the strong loan growth experienced at both subsidiary banking locations.

Net interest income, by definition, is the difference between interest income generated on interest earning assets and the interest expense incurred on interest bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest earning assets in relation to interest bearing liabilities. Net interest income for the three and six months ended June 30, 1995 increased $234,837, or 14.02% and $503,028, or 15.49%.

The increase was the result of the growth of the Company's average earning assets as well as an increase in the yield on these earning assets. The increased yield was due to the upward movement in market interest rates which began in the second quarter of 1994 after reaching the lowest levels in many years. Interest rates have now begun to soften slightly in response to recent Federal interest rate downward adjustments. Additionally, the Company increased its yield by shifting resources from lower earning funds to higher earning investment securities and loans. The Company has continued to employ aggressive marketing and pricing concepts to increase volume throughout 1995 with the goal of generating a higher yielding product mix.


Total interest income for the three month period ended June 30, 1995 compared to the same period in 1994 increased by $558.249, or 18.61%. The six month comparison for total interest income shows an increase of $1,107,015, or 18.94%. Average earning assets increased $14,357,504, or 8.86% over June 30, 1994 totals. A significant portion of the growth was from the investment of funds acquired from Citizens-Strasburg's branch bank acquisition of the Dellroy, Ohio office of National City Bank in December of 1994. Interest and fee income on loans for the three months ended June 30, 1995, increased $551,855, or 27.42% over the June 30, 1994 activity. Interest and fee income on loans for the six months ended June 30, 1995, increased $1,092,412, or 28.28% over the same six month period in 1994. These comparative increases were partially offset by declines in Fed funds interest income for the three and six months ended June 30, 1995 of $36,842, or 50.30% and $130,366, or 72.68%, respectively. Funds previously generating lower yields on short term Federal funds investments were utilized for funding the continued increases in loan growth experienced by both subsidiary banks.


Total interest expense for the three and six months ended June 30, 1995 increased by $323,412, or 24.44% and $603,987, or 23.24%, respectively over the same periods ended June 30, 1994. Average interest bearing liabilities increased $11,881,711, or 8.20% over June 30, 1994 average balances. The increase in interest expense was due to both increased volume as well as the increase in the Company's overall cost of funds which began during the second quarter of 1994.


Noninterest Income And Expense

Noninterest income increased slightly for the three and six month periods ended June 30, 1995 as compared to the same three and six month periods in 1994. Service charges on deposit accounts increased 33.77% and 27.27% for the three and six month comparative periods, reflecting the benefits derived from a realignment of service charges during the second quarter of 1995. The increase in service charges was offset by a decline in security gains due to less sales activity within the investment securities portfolio.


Noninterest expenses for the three and six months ended June 30, 1995 compared to three and six months ended June 30, 1994 increased $126,903, or 10.58% and $278,476, or 11.56%.
The most significant change was within salaries and employee benefits reflecting a 15.51% and 15.33% increase for the three and six months ended June 30, 1995. Other operating expenses also increased 9.84% and 10.03%, respectively over the prior year periods. These increases in expenses resulted from incremental salary increases implemented at the beginning of 1995, increased overhead expenses at the newly acquired Dellroy branch banking facility, (December 1994) and the Company's costs associated with the newly implemented employee 401 K program which began March 10, 1995.

The Company will soon see a significant reduction in other operating expenses as the Federal Deposit Insurance Corporation (FDIC) reduced deposit insurance premiums in response to the deposit insurance fund reaching its required funding level of $1.25 per $100 of deposits. The premiums will be reduced to $0.04 per $100 from $0.23. Although the Banks have already been billed for the third quarter at the higher rate, the FDIC has said it will determine in September any refunds due for overpayment.

Financial Condition

Total assets of the Company increased to $189,627,340 at June 30, 1995, a 2.15% increase over
$185,634,119 at December 31, 1994. The most significant portion of the increase was due to continued loan growth which increased by 6.99% from December 31, 1994. Installment loans grew 10.76% and Commercial real estate loans grew 10.67% over December 31, 1994 totals. The modest growth was funded through deposit growth and retention of earnings. Total deposit growth during the six months ended June 30, 1995 was 1.17%, with certificates of deposit greater than $100,000 increasing 10.26% over December 31, 1994 totals.


Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholder equity at June 30, 1995 was $17,507,855 compared to $16,518,060 at December 31, 1994, a
5.99% increase. This increase includes a $158,558 increase in equity due to the after tax change in the fair value of securities categorized as available-for-sale as compared to a $166,458 reduction in equity for the period ended December 31, 1994. The ratios for Average Equity-to-Average total Assets at June 30, 1995 and December 31, 1994 were 9.05% and 9.07% , respectively.


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


In order to monitor relative levels of risk throughout the financial industry, the Federal Reserve Board classifies capital into two tiers. Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill.
 Tier 2 capital consists of allowance for loan and lease losses, perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. All banks are required to meet a minimum ratio of 8.0% of qualifying total capital to risk-adjusted total assets. The Tier 1 capital ratio must be at least 4.0%. Capital qualifying as tier 2 capital is limited to 100% of Tier 1 capital. The minimum leverage ratio for a bank holding company is 3.0% calculated by dividing Tier 1 capital by adjusted total assets.

The Federal Deposit Insurance Corporation Improvement
Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards by June 19, 1993 to ensure that they take adequate account of interest rate, concentration of credit and nontraditional banking activities. The following table illustrates the Company's risk-weighted capital ratios at June 30, 1995:

                                         June 30, 1995
                                         -------------

Common Shareholders' Equity               $17,507,855

Tier 1 Capital                            $17,070,484

Text>Tier 2 Capital                        $1,586,070

Tier 1 and 2 Capital                      $18,656,554

Adjusted Total Assets                    $189,064,833

Total Risk-Adjusted Assets               $120,707,429


Leverage Ratio                                  9.03%

Tier 1 Risk-Based Capital Ratio                14.14%

Tier 1 and Tier 2 Risk-Based Capital Ratio     15.46%

Liquidity

The Company's objective in managing liquidity is to maintain the ability to continue to meet the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing investment securities, investment securities available-for-sale, Federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed which include, but are not limited to, the purchase of Federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio, and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.


For the period ended June 30, 1995, the adjustments to reconcile net income to net cash from operating activities consist mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, gain on sales of investment securities, net amortization of investment securities and net changes in other assets and liabilities. The most significant outflow of cash from investing activities was $7,649,000 used due to the net change in loans. This use of funds was partially offset by a net cash infusion of $1,911,000 in deposits. For a more detailed illustration of the Company's sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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


Management's opinion is that movements in interest rates affects the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do effect each other, but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of change in interest rates on the Company's performance.


Regulatory Review

The Company is subject to the regulatory requirements of The Federal Reserve System as a multi-bank holding company. The affiliate banks, Citizens-Martins Ferry and Citizens-Strasburg are subject to regulations of The Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Banks. Citizens-Martins Ferry was subject to a FDIC regulatory safety and soundness review on July 10, 1995 as of the close of business on March 31, 1995. There were no significant findings, which upon implementation, would have a material effect on the holding company or its subsidiary banks.

Part I I - Other Information


Item 1.        Legal proceedings

               Not applicable.


Item 2.        Changes in securities

               Not applicable.


Item 3.        Defaults upon senior securities


Item 4.        Submission of matters to a vote of security holders

               The following matters were submitted to a vote of
		          	  security holders at the Annual Meeting of Shareholders' on April 19, 1995:

Compensation for Outside Directors to continue to be set at $1,000 per year as retainer and $150 per meeting attended.

  Roll Call: Ayes: 1,434,956   Nays: 13,970  Abstaining:   57,530

Number of Directors to be set at a minimum of nine and a maximum
	   of thirteen.

  Roll Call: Ayes: 1,506,434   Nays:  0      Abstaining:   22

Election of Directors for the Class of 1998 to include the
	   following:

    Herman E. Borkoski      Ayes: 1,506,434  Nays: 0    Abstaining:   22

    James W. Everson        Ayes: 1,506,434  Nays: 0    Abstaining:   22

    John M. Hoopingarner    Ayes: 1,506,434  Nays: 0    Abstaining:   22

    Richard L. Riesbeck     Ayes: 1,506,434  Nays: 0    Abstaining:   22

Crowe, Chizek and Company, Independent Certified
	Public Accountants to continue to serve as the Company's external audit firm for the fiscal year 1995.

  Roll Call:     Ayes: 1,492,398  Nays: 12,594 Abstaining:   1,464

Item 5.        Other Information

               Not applicable.


Item 6.        Exhibits and reports on Form 8 K

               (a) Exhibits

               (b) Reports on Form 8 K

               The Company filed no Form 8 K's with the
           				Securities Exchange Commission during the quarter ending June 30, 1995.

Signatures

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         By: James W. Everson

                             President and Chief Executive Officer

                             August 10, 1995


                   				  By: Ronald S. Blake

				                         Treasurer

                             August 10, 1995