Form 10-Q
period 1995-09-30
UNITED BANCORP INC /OH/
filed 1995-11-14
CIK 731653

                                  					  Total # of Pages:      22
                                       Exhibit Index: Page      21

                         				UNITED STATES

          		      SECURITIES AND EXCHANGE COMMISSION

                  			  Washington, D.C.  20549

                          				FORM 10-Q


[ X ]        QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
         		   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995

                                  OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         		    OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from    N/A     to      N/A

Commission File Number:             0-16540

                        			UNITED BANCORP, INC.
       	(Exact name of registrant as specified in its Charter.)


  Ohio                                      34-1405357
(State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)



      Fourth at Hickory Street, Martins Ferry, Ohio   43935
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

  Common Stock, $1.00 Par Value  1,847,942 shares as of November 10, 1995.

                     				United Bancorp, Inc.
                      				Table of Contents
                         				Form 10-Q


Part I  Financial Information

Item 1. Financial Statements (Unaudited)

       	Condensed Consolidated Balance Sheets...September 30, 1995
       	 and December 31, 1994.                                         3


       	Condensed Consolidated Statements of Income...Three And
       	 Nine Months Ended September 30, 1995 and 1994.                 4


       	Condensed Consolidated Statements of Cash Flows...
      	  Nine Months Ended September 30, 1995 and 1994.                 5


       	Notes to Condensed Consolidated Financial Statements...
      	  September 30, 1995.                                       6 - 15


Item 2  Management's Discussion and Analysis of Financial
       	 Condition and Results of Operations                      16 - 20


Part II Other Information


       	Item 1.    Legal Proceedings                                   21

	       Item 2.    Changes in Securities                               21

       	Item 3.    Defaults Upon Senior Securities                     21

       	Item 4.    Submission of Matters to a Vote of Security Holders 21

       	Item 5.    Other Information                                   21

       	Item 6.    Exhibits and Reports on Form 8-K                    21


       	Signatures                                                     22



                    			  United Bancorp, Inc.
         Condensed Consolidated Balance Sheets (Unaudited)
                       Form 10-Q (In Thousands)

Part I - Financial Information

                                 					  Sept 30, 1995    Dec 31, 1994
                                 					  -------------    ------------
ASSETS
------
Cash and Due From Banks                    $    5,884      $    6,680
Federal Funds Sold                                140              50
					                                      ----------      ----------
  Total Cash and Cash Equivalents               6,024           6,730

Investment Securities Available For Sale       15,391          13,243

Investment Securities  Held To Maturity
 (estimated Fair value of $46,430 at
  09/30/95 and $49,580 at 12/31/94)            45,744          51,261

Loans
 Commercial Loans                              10,220           8,816
 Commercial Real Estate Loans                  34,810          28,515
 Real Estate Loans                             32,989          32,585
 Installment Loans                             43,837          38,521
                                   					   ----------      ----------
    Total Loans                               121,856         108,437

  Unearned Income                                  (1)            (46)
  Allowance for Loan Losses                    (1,634)         (1,438)
                                   					   ----------      -----------
    Net Loans                                 120,221          106,953

Premises and Equipment, Net                     4,779            4,937
Accrued Interest Receivable & Other Assets      2,425            2,510
                                   					   ----------      -----------
    Total Assets                           $  194,584      $   185,634
                                   					   ==========      ===========

LIABILITIES
-----------
Deposits
 Non-interest Bearing                      $   12,410      $    12,782
 Interest Bearing                             154,468          150,531
	                                   				   ----------      -----------
    Total Deposits                            166,878          163,313

Repurchase Agreements                           5,898            3,311
Borrowed Funds                                  2,549            1,265
Accrued Interest Payable                          704              743
Other Liabilities                                 628              483
                                   					   ----------      -----------
    Total Other Liabilities                     9,779            5,802

    Total Liabilities                         176,657          169,115

SHAREHOLDERS' EQUITY
Common Stock: ($1 par value)
 10,000,000 shares authorized;
 issued and outstanding: 1,847,942 shares       1,848            1,848

Additional Paid-In-Capital                      9,359            9,359
Retained Earnings                               6,576            5,478
Unrealized Gain/(Loss) on Securities
 Available For Sale                               144             (166)
                                   					   ----------      -----------
    Total Shareholders' Equity                 17,927           16,519

    Total Liabilities and                  ----------      -----------
     Shareholders' Equity                  $  194,584      $   185,634
                                   					   ==========      ===========

	The accompanying notes are an integral part of these condensed consolidated financial statements


                       			United Bancorp, Inc.
        	Condensed Consolidated Statements of Income (Unaudited)
		                      Form 10-Q (In Thousands)

                               			Three Months Ended  Nine Months Ended
                                  ------------------  -----------------
                               			   September 30,        September 30,
                                    1995      1994       1995       1994
                                  ------------------  -----------------
 Intrest Income
  Interest and
   Fees on Loans                $ 2,737    $ 2,221   $ 7,703   $ 6,095
  Interest on Investment
   Securities
    Taxable                         688        671     2,142     1,977
    Tax Exempt                      242        243       726       730
  Interest on Fed Funds Sold         18         12        67       191
                     					      -------   --------   -------   -------
    Total Interest Income         3,685      3,147    10,638     8,993

Interest Expense
  Deposits                        1,581      1,352     4,663     3,916
  Other                              95         28       216        63
                     					      -------   --------   -------   -------
    Total Interest Expense        1,676      1,380     4,879     3,979

Net Interest Income               2,009      1,767     5,759     5,014

Provision For Loan Losses          (125)       (75)     (294)     (186)

Net Interest Income After
 Provision For Loan Losses        1,884      1,692     5,465     4,828

Noninterest  Income
  Service Charges on
   Deposit Accounts                 137        108       397       313
  Investment Security
   Gains, Net                         0          5        12       106
  Other                              73         75       278       240
                        					   -------    -------   -------   -------
    Total Noninterest Income        210        188       687       659

Noninterest Expenses
  Salaries And  Employee
   Benefits                         658        587     1,953     1,710
  Premises, Furniture and
   Equipment Expense                 48        203       447       586
  Other Operating Expense           522        464     1,515     1,366
                                -------     ------    ------   -------
  Total Noninterest Expenses      1,228      1,254     3,915     3,662

Income Before Taxes                 866        626     2,237     1,825
Provision For Income Taxes         (229)      (137)     (566)     (394)
                                -------     ------    ------    ------
Net Income                      $   637     $  489   $ 1,671   $ 1,431
                                =======     ======   =======   =======

Earnings Per Common Share       $  0.35     $ 0.26   $  0.91   $  0.77

Average Number of
 Shares Outstanding             1,847,942  1,847,942 1,847,942 1,847,942

Dividends Per Common Share      $ 0.110    $ 0.080   $ 0.310   $ 0.225

	The accompanying notes are an integral part of these condensed consolidated financial statements.


	                       		United Bancorp, Inc.
     	Condensed Consolidated Statements of Cash Flows (Unaudited)
		                      Form 10-Q (In Thousands)
                                             						 Nine Months Ended
                                    					   ------------------------------
                                 					      SEPT 30, 1995    SEPT 30, 1994
                                 					      -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Incom                                    $   1,671        $   1,431

  Adjustments to Reconcile Net Income
   to Net Cash From Operating Activities

      Depreciation and Amortization                  272              315
      Amortization of Intangibles                     66               47
      Provision for Loan Losses                      294              186
      Deferred Taxes                                  91                2
      Gain/Loss on Sale/Call of
       Investment Securities                         (12)            (106)
      Amortization ofinvestment
       securities, Net                                60              155

    Net Changes in:
      Other Assets                                    19             (711)
      Other Liabilities                             (143)              62
                                         					 ---------        ---------
	Net Cash From Operating Activities                2,318            1,381

CASH FLOWS FROM INVESTING ACTIVITIES

 Investment Securities Available For Sale
    Proceeds From Sales of Investment
     Securities                                      500            1,887
    Proceeds From Maturities/Calls
     of Investment Securities
    Purchase Of Investment Securities             (2,144)          (6,711)

 Investment Securities Held To Maturity
   Proceeds From Sales of Investment
    Securities                                                      1,212
   Proceeds From Maturities/Calls of
    Investment Securities                          6,224            8,379
   Purchase Of Investment Securities                (791)          (7,114)
 Net Change in Loans                             (13,562)         (18,887)
 Property and Equipment Expenditures                (114)            (200)
                                          						 -------          -------
      Net Cash From Investing Activities          (9,887)         (21,434)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net Change in Deposits                         3,565            4,421
    Net Change in Repurchase Agreements
     And Borrowed Funds                            3,871            1,807
     Cash Dividends Paid                            (573)            (417)
                                            					 ------          -------
      Net Cash From Financing Activities           6,863            5,811
                                           						 ------          --------
Net Change In Cash And Cash Equivalents             (706)         (14,242)

Cash And Cash Equivalents At
  Beginning Of Year                                6,730           19,909
                                            					-------         --------
Cash And Cash Equivalents At
  End Of Period                                  $ 6,024         $  5,667
                                           						=======         ========

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

	Basis of Presentation

	The accompanying condensed consolidated financial statements include the accounts of United Bancorp, Inc. (Company) and its wholly owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio, (Citizens-Martins Ferry) and The Citizens-State Bank of Strasburg, Ohio, (Citizens-Strasburg). For purposes of consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for the period ended September 30, 1995, are not necessarily indicative of the operating results for the full year of 1995.

	These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1995 and its results of operations and statement of cash flows for the periods presented. The accompanying condensed consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1994 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report to Shareholders for the year ended December 31, 1994.

	Investment Securities

	The Company classifies securities into held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. The Company had no trading securities through September 30, 1995.

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

	Other Real Estate

	Other real estate is included in other assets at fair market value, less estimated costs to sell. Any reduction from the carrying value of the related loan to estimated fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the estimated fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred. There was no other real estate held at September 30, 1995 and December 31, 1994.

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

	Statement of Cash Flows

	For purposes of the Statements of Cash Flows, the Company considers "cash and cash equivalents" to include cash, noninterest bearing deposits with financial institutions and Federal funds sold. The Company reports net cash flows for Federal funds sold, customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other borrowed funds. For the periods ended September 30, 1995 and September 30, 1994, the Company paid $4,919,000 and $3,984,000 in interest on deposits and other borrowings and $535,000 and $429,000 for income taxes, respectively.

	Financial Statement Presentation

	Certain reclassifications have been made in prior period financial statements to conform to the September 30, 1995 presentation. The reclassifications had no effect on total assets, shareholders' equity or net income as previously reported.

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


	Future Accounting Pronouncements

	The Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," in May 1995, effective for fiscal years beginning after December 15, 1995. It requires companies to recognize, as separate assets, rights to service mortgage loans for others, regardless of how these rights are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their

                   			      United Bancorp, Inc.
      Notes To The Condensed Consolidated Financial Statements (Unaudited)
                          				  Form 10-Q


	Future Accounting Pronouncements (Continued)

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


2       Investment Securities
	The amortized cost and estimated fair values of investment securities are as follows:

                               					      September 30, 1995
                    			     ----------------------------------------------
                                 			       Gross       Gross      Estimated
                     			     Amortized   Unrealized   Unrealized    Fair
                     			       Cost         Gain        Loss        Value
                     			     ---------   ----------   ----------  ---------
Investment Securities
 Available For Sale

  U.S. Treasury Obligations $  2,439,847  $  66,403            $  2,506,250
  U.S. Agency Obligations     12,205,253    136,584  $ (1,250)   12,340,587
  State And Municipal
   Obligations                   336,365     17,462    (1,721)      352,106
  Other Investments              191,700                            191,700

    Total Investments       ------------  ---------  --------- ------------
     Available For Sale     $ 15,173,165  $ 220,449  $ (2,971) $ 15,390,643
                     			    ============  =========  ========= ============
Investment Securities
 Held To Maturity

  U.S. Treasury Obligations $  4,988,767  $  63,221  $  (8,269) $  5,043,719
  U.S. Agency Obligations     22,844,285     39,985   (190,689)   22,693,581
  State And Municipal
   Obligations                17,877,191    782,183       (846)   18,658,528
  Other Investments               33,872        216                   34,088

      Total Investments     ------------  ---------  ---------- ------------
       Held To Maturity     $ 45,744,115  $ 885,605  $(199,804) $ 46,429,916
                     			    ============  =========  ========== ============

                                  					      December 31, 1994
                     			     ----------------------------------------------
                      			       Gross       Gross                  Estimated
                       		     Amortized   Unrealized   Unrealized    Fair
                       		       Cost         Gain        Loss        Value
                       		     ---------   ----------   ----------  ---------
Investment Securities
 Available For Sale

  U.S. Treasury Obligations  $  2,427,438            $ (27,282)  $  2,400,156
  U.S. Agency Obligations      10,686,024 $   2,830   (217,334)    10,471,520
  State And Municipal
   Obligations                    336,207              (10,422)       325,785
  Other Investments                45,100                              45,100

    Total Investments        ------------ ---------  ----------  ------------
     Available For Sale      $ 13,494,769 $   2,830  $(255,038)  $ 13,242,561
                      		     ============ =========  ==========  ============

Investment Securities
 Held To Maturity

  U.S. Treasury Obligations  $  5,475,051 $     991  $(157,167)  $  5,318,875
  U.S. Agency Obligations      27,925,802     8,283   (1,285,462)  26,648,623
  State And Municipal
   Obligations                 17,824,316   279,229   (525,531)    17,578,014
  Other Investments                35,850               (1,513)        34,337

      Total Investments      ------------ ---------  ------------ -----------
       Held To Maturity      $ 51,261,019 $ 288,503  $(1,969,673) $49,579,849
                     			     ============ =========  ============ ===========

                      			      United Bancorp, Inc.
      Notes To The Condensed Consolidated Financial Statements (Unaudited)
                             				  Form 10-Q

	Investment Securities (Continued)

	Total proceeds from sales of investment securities classified as available-for-sale for the nine months ended September 30, 1995 were $500,312. Gross gains of $11,778 were realized on those sales.

	During the period ended September 30, 1994, Citizens-Strasburg sold $1,018,860 in U.S. government agency obligations from the held-to-maturity category. The proceeds were then invested in U.S. Treasury Notes classified as held-to-maturity. This sale and repurchase was mandated to satisfy state auditor comments from an examination of a local school district, which holds a depository relationship with Citizens-Strasburg. U.S. Agency obligations pledged against the school district deposits were cited during their audit as being in violation of the Ohio Revised Code. This transaction corrected any potential exposure to criticism to other school districts which have a depository relationship with the Bank. The securities were sold for $1,027,813 for a recognized gain of $8,953.

	There was one sale of equity securities during the period ended September 30, 1994. These equity securities were held with the intent of a possible expansion opportunity for the Company. After further review, the expansion opportunity appeared remote and, therefore, the securities were sold. Proceeds from the sale of these securities were $184,500, with $47,000 recorded as gross gains associated with the sale.

	Total proceeds from sales of investment securities classified as available-for-sale for the nine months ended September 30, 1994 were $1,886,469. Gross gains of $46,187 and gross losses of $751 were realized on those sales.

	During the nine months ended September 30, 1994, two investment securities classified as held-to-maturity were sold within 90 days of their maturity. Proceeds from the sales are reflected as maturities in the statements of cash flows. The gross gain associated with these sales was $5,057.

			                            United Bancorp, Inc.
    Notes To The Condensed Consolidated Financial Statements (Unaudited)
                             				  Form 10-Q

	Investment Securities (Continued)

	The amortized cost and estimated fair value of investment securities at September 30, 1995, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. The average interest rates are based on coupon rates adjusted for amortization and accretion. Yields on tax-exempt securities have been computed on a tax equivalent basis.



                     			     ----------------------------------------------
                                   					Investment Securities
September 30, 1995                        Available For Sale
                     			     ----------------------------------------------
                                   					   Estimated    Weighted
                     		      Amortized        Fair       Average    Average
                             				Cost         Value      Maturity    Yield
                     			     ----------    ---------    ---------   -------
U.S. Treasury Notes
  Within One Year            $  503,513   $   506,562    12.0 mos.   6.26%
  One Through Two Years         994,680     1,011,095    16.5 mos.   6.90%
  Two  Through Five Years       941,654       988,593    37.5 mos.   7.75%
                     			     ----------   -----------    ---------   -----
      Total                   2,439,847     2,506,250    24.0 mos.   7.11%

U.S. Agency
  Within One Year               503,436       512,343    11.8 mos.   7.50%
  One Through Two Years       1,488,580     1,521,157    16.4 mos.   7.60%
  Two through Five Years      4,465,664     4,555,837    34.4 mos.   7.58%
  Five Through Ten Years      5,747,573     5,751,250    99.8 mos.   6.66%
                       	     ----------   -----------    ---------   -----
	  Total                     12,205,253    12,340,587    64.4 mos.   7.11%

State & Municipal Obligations
  Within One Year
  One Through Two Years
  Two through Five Years
  Five Through Ten Years        268,178       279,589   107.0 mos.   8.31%
  Over Ten Years                 68,187        72,517   122.0 mos.   8.59%
                     			     ----------   -----------   ----------   -----
	  Total                        336,365       352,106   110.3 mos.   8.37%

Other Investments
  Five Through Ten Years
  Other                         191,700       191,700                5.00%

                     			    -----------   -----------    ---------  ------
Total Investment
  Securities                $15,173,165   $15,390,643    56.9 mos.   7.17%
                      		    ===========   ===========    =========  ======

                  			      United Bancorp, Inc.
      Notes To The Condensed Consolidated Financial Statements (Unaudited)
                        				  Form 10-Q

	Investment Securities (Continued)

                     			     ----------------------------------------------
                                   					Investment Securities
September 30, 1995                         Held To Maturity
                     			     ----------------------------------------------
                                        		 Estimated    Weighted
                     			      Amortized      Fair        Average    Average
                             				Cost        Value      Maturity    Yield
                     			     ----------    ---------    ---------   -------
U.S. Treasury Notes
  Within One Year          $  1,750,595  $  1,746,406     5.5 mos.   5.42%
  One Through Two Years         999,370     1,006,875    16.0 mos.   6.30%
  Two Through Five Years      2,238,802     2,290,438    38.8 mos.   6.75%
                     			   ------------  ------------    ---------   ------
      Total                   4,988,767     5,043,719    22.8 mos.   6.19%

U.S. Agency
  Within One Year             5,018,503     5,034,532     5.5 mos.   6.62%
  One Through Two Years       4,013,700     4,022,968    17.8 mos.   5.97%
  Two through Five Years     13,312,281    13,128,269    38.2 mos.   5.64%
  Five Through Ten Years        499,801       507,812    68.4 mos.   8.71%
                     			   ------------  ------------    ---------   -----
	  Total                     22,844,285    22,693,581    28.6 mos.   5.98%

State & Municipal Obligations
  Within One Year             1,456,011     1,456,668     2.3 mos.   6.37%
  One Through Two Years       1,071,132     1,079,494    15.9 mos.   6.65%
  Two through Five Years      2,562,795     2,705,535    42.8 mos.   8.78%
  Five Through Ten Years     12,411,926    13,023,381    83.0 mos.   8.27%
  Over Ten Years                375,327       393,450   121.5 mos.   8.42%
                     			    -----------  ------------    ---------   -----
	  Total                     17,877,191    18,658,528    67.4 mos.   8.10%

Other Investments
  Five Through Ten Years         33,872        34,088    66.5 mos.   7.46%
  Other
                     			    -----------   -----------    ---------   -----
Total Investment
  Securities                $45,744,115   $46,429,916    42.9 mos.   6.83%
                     			    ===========   ===========    =========   =====

	Securities with a par value of approximately $22,458,000 at September 30, 1995 and $20,972,000 at December 31, 1994 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

			                        United Bancorp, Inc.
      Notes To The Condensed Consolidated Financial Statements (Unaudited)
                        				  Form 10-Q

	3       Loans

	Nonaccrual loans at September 30, 1995 and December 31, 1994 totaled $34,850 and $61,882, respectively.

	The gross interest income that would have been recorded on nonaccrual loans as of September 30, 1995 and September 30, 1994, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period was $9,196 and $3,369, respectively. The interest income that was recorded on those loans as of September 30, 1995 and September 30, 1994 was $988 and $1,154, respectively. It is the Company's policy to place loans in the nonaccrual status when the collection of the interest due is highly doubtful, or when the loan has no account activity for 90 consecutive days. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income, with the remaining balance treated as a loan charge-off.

	The Company has, and expects to have in the future, banking transactions with directors and officers of the Company and its subsidiaries. Loans to such borrowers, their immediate families, affiliated corporations, and other entities in which they own more than a 10% voting interest are summarized below:

	Aggregate balance - December 31,  1994     $ 2,471,043

	New loans                                    1,100,000

	Repayments                                    (514,730)
                                   						   -----------
	Aggregate balance - September 30, 1995     $ 3,056,313
                                   						   ===========

	4       Allowance For Loan Losses

	The activity in the allowance for loan losses is summarized as follows:


                                  						  1995            1994
                                          ----            ----
	Balance - 1/01/95 and 1/01/94        $ 1,437,734     $ 1,256,322

	Provision charged to
	 operating expense                       294,000         281,000

	Loans charged-off                       (118,082)       (123,312)

	Recoveries                                20,617          23,724
                              			     -----------     -----------
	Balance - 9/30/95 and 12/31/94       $ 1,634,269     $ 1,437,734
                            					     ===========     ===========

                   			      United Bancorp, Inc.
      Notes To The Condensed Consolidated Financial Statements (Unaudited)
                          				  Form 10-Q



	5      Premises and Equipment

	Premises and equipment, at cost, and accumulated depreciation and amortization as of September 30, 1995 and December 31, 1994 are as follows:

					                               1995              1994
                      			       ------------       ------------
	Buildings and land             $  5,304,987       $  5,261,772

	Furniture and equipment           2,091,596          2,033,267

	Computer software                   321,984            318,490
                     				       ------------       ------------
	Total                             7,718,567          7,613,529

	Accumulated depreciation
	 and amortization                 2,939,784          2,676,253
                      			       ------------       ------------
	Premises and equipment (net)   $  4,778,783       $  4,937,276
                     				       ============       ============

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

	As of September 30, 1995 and December 31, 1994, commitments to extend credit (at market rates) and commitments under outstanding standby letters of credit amounted to approximately $11,252,000 and $8,542,000 respectively. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. The Company does not anticipate any losses as a result of these commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Collateral obtained upon the exercise of the commitment is determined using the Company's evaluation of the borrower, and may include business assets, real estate and other items.

	At September 30, 1995, the Company has lines of credit enabling it to borrow up to $6.5 million with Mellon Bank, Pittsburgh, Pennsylvania, National City Bank, Cleveland, Ohio, National Bank Detroit, Detroit, Michigan. The Company also has the ability to borrow up to $10 million under a borrowing agreement with the Federal Home Loan Bank (FHLB), Cincinnati, Ohio. Borrowings under this agreement are collateralized by the Company's FHLB stock and a blanket pledge of the Company's 1-4 family residential real estate loans.

	The Company, on an ongoing basis, is a defendant in legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial statements.

	At September 30, 1995 and December 31, 1994, the Company was required to have $725,000 and $581,000, respectively, of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements. These balances do not earn interest.

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

	At September 30, 1995, total commercial loans make up approximately 37.0% of the loan portfolio with 36.3% of these commercial loans secured by commercial and residential real estate and business assets in the Columbus, Ohio area. Installment loans account for approximately 36.0% of the loan portfolio and are secured by consumer assets including automobiles which account for 76.2% of the installment loan portfolio. Real estate loans comprise 27.0% of the loan portfolio and primarily include first mortgage loans on residential properties and home equity lines of credit.

	Included in cash and due from bank and Federal funds sold is $1,623,656 on deposit with National City Bank, Cleveland, Ohio and $1,963,956 on deposit with Mellon Bank, N.A., Pittsburgh, Pennsylvania.


   8    Dividend Restriction

	Dividends paid by the subsidiary banks are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. Applicable state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Company. Those restrictions generally limit dividends to earnings retained in the current and prior two years, as defined by regulations. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions would not limit the Company's ability to pay normal dividends. As of September 30, 1995, $3,581,174 was available for dividend payments under the more restrictive of the two limitations.


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

	Assets
	Cash and Cash Equivalents Received            $6,255,044
	Loans                                            570,957
	Premises And equipment                           275,000
	Intangible assets                                140,000
	Other Assets                                       4,171
                                   						      ----------
	  Total Assets                                $7,245,172
                                    					      ==========
	Liabilities

	Noninterest Bearing Deposits                  $1,457,187
	Interest Bearing Deposits                      5,785,705
                                   						       ---------
	    Total Deposits                             7,242,892

	Other Liabilities                                  2,280
                                   						      ----------
	    Total Liabilities                         $7,245,172
                                   						      ==========

			                     United Bancorp, Inc.
               			Management's Discussion And Analysis
                        				 Form 10-Q

	Introduction

	In the following pages, Management presents an analysis of United Bancorp, Inc.'s financial condition at September 30, 1995 compared to December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 compared to the same periods ended September 30, 1994. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

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


	Results of Operations

	Net income for the three and nine months ended September 30, 1995 increased by $148,091, or 30.28% and $240,406, or 16.80%
	respectively, over the comparable prior year periods. Net income for the nine months ended September 30, 1995 yielded an annualized Return On Average Assets of 1.18% and a Return On Average Equity of 12.94%. Factors contributing to this earnings growth were increases in commercial lending at both subsidiary locations and continued increases in indirect automobile lending at the Citizens-Martins Ferry location. Additionally, the Company experienced a 22.24% increase in noninterest income without security gains for the nine months ended September 30, 1995 over the prior year nine month period, while experiencing only a minor increase of 6.85% in noninterest expenses.

	Net interest income, by definition, is the difference between interest income generated on interest earning assets and the interest expense incurred on interest bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest

               			      United Bancorp, Inc.
           		    Management's Discussion And Analysis
                      				  Form 10-Q


	Results of Operations (Continued)

	earning assets in relation to interest bearing liabilities. Net interest income for the three and nine months ended September 30, 1995 increased $241,363, or 13.65% and $744,391, or 14.84%
	compared to the prior year periods.

	The continued increase was the result of the growth of the Company's average earning assets as well as an increase in the yield on these earning assets. The increased yield was due to the upward movement in market interest rates which began in the second quarter of 1994 after reaching the lowest levels in many years. Interest rates have now begun to soften slightly in response to recent Federal interest rate downward adjustments. The Company increased its yield as a result of funding loan growth from lower earning overnight funds to higher earning loans and also reinvesting excesses in higher yielding investment securities. The Company has continued to employ aggressive marketing and pricing concepts to increase volume throughout 1995 with the goal of generating a higher yielding product mix..

	Total interest income for the three month period ended September 30, 1995 compared to the same period in 1994 increased by $537,650, or 17.08%. The nine month comparison for total interest income shows an increase of $1,644,665, or 18.29%. Average earning assets increased $14,689,815, or 9.00% over September 30, 1994 totals. A significant portion of the growth was from the investment of funds acquired from Citizens-Strasburg's branch bank acquisition of the Dellroy, Ohio office of National City Bank in December of 1994. Interest and fee income on loans for the three months ended September 30, 1995, increased $515,412, or 23.20% over the September 30, 1994 activity. Interest and fee income on loans for the nine months ended September 30, 1995, increased $1,607,245, or 26.37% over the same nine month period in 1994. Funds previously generating lower yields on short term Federal funds investments were utilized for funding the continued increases in loan growth experienced by both subsidiary banks.

	Total interest expense for the three and nine months ended September 30, 1995 increased by $296,287, or 21.48% and $900,274, or 22.63%, respectively over the same periods ended September 30, 1994. Average interest bearing liabilities increased $12,456,201, or 8.33% over September 30, 1994 average balances. The increase in interest expense was due to both increased volume as well as the increase in the Company's overall cost of funds which began during the second quarter of 1994.


	Noninterest Income and Expense

	Noninterest income, not including investment securities gains, for the three and nine month periods ended September 30, 1995 increased $26,207, or 14.32% and $122,905, or 22.24%,
	respectively as compared to the same three and nine month periods in 1994. Service charges on deposit accounts increased 27.14% and 27.22% for the three and nine month comparative periods, reflecting the continued benefits derived from a realignment of service charges during the second quarter of 1995.

	Noninterest expense for the three months ended September 30, 1995 compared to the same three months ended September 30, 1994 actually decreased $27,442, or 2.19%. This decrease represents the cost savings recognized from utilization of the fully depreciated in-house data processing system at the Citizens-Martins Ferry location. Future plans call for the installation and conversion to a new generation hardware and software system during the 4th quarter of 1995.

			                     United Bancorp, Inc.
            		    Management's Discussion And Analysis
                       				  Form 10-Q


	Results of Operations (Continued)

	Noninterest Income and Expense (Continued)

	The FDIC Bank Insurance Fund refund issued to eligible banks during September 1995 resulted in a one-time benefit to pretax earnings of $104,649. The reduction in insurance premium expense from $.23 to $.04 per $100 in deposits will continue to
	provide benefit to overall earnings performance for the Company.
	 The noninterest expense nine month comparison for the period
	ended September 30, 1995 compared to nine months ended September
	30, 1994 indicates a modest increase of $251,034, or 6.85%. The above mentioned cost benefits have minimized the effects of increases in incremental salaries implemented at the beginning of 1995, increased overhead expenses at the newly acquired Dellroy branch banking facility, (December 1994) and the Company's costs associated with the newly implemented employee 401 K program which began March 10, 1995.


	Financial Condition

	Total assets of the Company increased to $194,584,099 at September 30, 1995, a 4.82% increase over $185,634,119 at
	December 31, 1994. The most significant portion of the increase was due to continued loan growth which increased by 12.41% from December 31, 1994. The mix of assets shifted as funds from maturing investments were reinvested in loans. Installment loans grew 13.82% and Commercial real estate loans grew 22.08% over December 31, 1994 totals. The balance sheet growth was funded through deposit growth, other borrowings and retention of earnings. Total deposit growth during the nine months ended September 30, 1995 was 2.18%, with certificates of deposit greater than $100,000 increasing 11.04% over December 31, 1994 totals.


	Capital Resources

	Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholder equity at September 30, 1995 was $17,926,689 compared to $16,518,060 at December 31, 1994, an
	8.53% increase. This increase includes a $143,535 increase in equity due to the after tax change in the fair value of securities categorized as available-for-sale as compared to a $166,458 reduction in equity for the period ended December 31, 1994. The ratios for Average Equity-to-Average total Assets at September 30, 1995 and December 31, 1994 were 9.09% and 9.07% , respectively.


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

			                    United Bancorp, Inc.
          		    Management's Discussion And Analysis
                      				  Form 10-Q

	Capital Resources (Continued)

	The Tier 1 capital ratio must be at least 4.0%. Capital qualifying as Tier 2 capital is limited to 1.25% of gross risk-weighted assets. The minimum leverage ratio for a bank holding company is 3.0% calculated by dividing Tier 1 capital by adjusted total assets. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards by June 19, 1993 to ensure that they take adequate account of interest rate, concentration of credit and nontraditional banking activities. The following table illustrates the Company's risk-weighted capital ratios at September 30, 1995:

                            		September 30, 1995

	Common Shareholders' Equity     $  17,926,689

	Tier 1 Capital                  $  17,525,567

	Tier 2 Capital                  $   1,579,471

	Tier 1 and 2 Capital            $ 191,102,038

	Adjusted Total Assets           $ 190,594,277

	Total Risk-Adjusted Assets      $ 126,357,649

	Leverage Ratio                                   9.20%

	Tier 1 Risk-Based Capital Ratio                 13.87%

	Tier 1 and Tier 2 Risk-Based Capital Ratio      15.12%

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

	For the period ended September 30, 1995, the adjustments to reconcile net income to net cash from operating activities consist mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, gain on sales of investment securities, net amortization of investment securities and net changes in other assets and liabilities. The most significant outflow of cash from investing activities was $13,562,000 used due to the net change in loans. This use of funds was partially offset by a net cash infusion of $3,566,000 in deposits, $3,871,000 in repurchase agreements and other borrowed funds and $6,224,000 in proceeds from maturing investment securities. For a more detailed illustration of the Company's sources and uses of cash, refer to the condensed consolidated statements of cash flows.

			                    United Bancorp, Inc.
                Management's Discussion And Analysis
                      				  Form 10-Q

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

                     			 United Bancorp, Inc.
                     			  Other Information
                     			     Form 10-Q

Part I I     Other Information

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


Item 6.         Exhibits and reports on Form 8 K

              		(a) Exhibits

              		(b) Reports on Form 8 K

          		    The Company filed no Form 8 K's with the Securities
          		    Exchange Commission during the quarter ending
          		    September 30, 1995.

                    			 United Bancorp, Inc.
                    			  Other Information
                    			     Form 10-Q


	Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





	  November 10, 1995         By:________________________________

	  Date                         James W. Everson
                     				       President and Chief Executive Officer




	  November 10, 1995         By:________________________________

	  Date                         Ronald S. Blake
                     				       Treasurer