Form 10-K405
period 1995-12-31
UNITED BANCORP INC /OH/
filed 1996-03-27
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1995
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       N/A       TO      N/A
                              -----------------  ---------------

                       COMMISSION FILE NUMBER:   0-16540
                                              --------------

                              UNITED BANCORP, INC.
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its Charter.)

             OHIO                                       34-1405357
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. employer Identification No.)
 incorporation or organization)


FOURTH AT HICKORY STREET, MARTINS FERRY, OHIO                           43935
---------------------------------------------                         ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (614) 633-0445
                                                   ------------------

          Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $1.00 A SHARE      NASDAQ REGULAR MARKET (SMALL CAP)
-------------------------------------  -----------------------------------------
          (Title of class)             Name of each exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 A SHARE
        -------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996.

                 COMMON STOCK, $1.00 PAR VALUE :  $27,257,145.

The number of shares outstanding of the issuer's classes of common stock as of March 15, 1996.

                COMMON STOCK, $1.00 PAR VALUE  1,847,942 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1995 are incorporated by reference into Parts I and II, (Index on page 1).

Portions of the proxy statement for the annual shareholders meeting to be held April 17, 1996 are incorporated by reference into Part III (Index on page 1).

                        UNITED BANCORP, INC. FORM 10-K


          INDEX OF ITEMS INCORPORATED BY REFERENCE WITHIN FORM 10-K


PAGE #     FORM 10 - K  ITEM DESCRIPTION                                  REFERENCE DESCRIPTION
     3  Part I, Item 1, (a)................  Incorporated by reference to pages 42-43 of  the Annual Report To Shareholders.
     3  Part I, Item 1, (b)................  Incorporated by reference to page 15, Note 1 of the Annual Report To
                                             Shareholders.
     4  Part I, Item 1, I..................  Incorporated by reference to pages 36-38 of the Annual Report To Shareholders.
     4  Part I, Item 1,  II, A.............  Incorporated by reference to page 16, Note 3 of the Annual Report To
                                             Shareholders. Shareholders.
     4  Part I, Item 1,  II, B.............  Incorporated by reference to page 18, Note 3 of the Annual Report To
                                             Shareholders.
     4  Part I, Item 1,  III, A............  Incorporated by reference to page 19, Note 4 of the Annual Report To
                                             Shareholders.
     6  Part I, Item 1,  III, C, 4.........  Incorporated by reference to page 24, Note 11 of the Annual Report To
                                             Shareholders.
     7  Part I, Item 1,  IV................  Incorporated by reference to page 13, Note 1 of the Annual Report To
                                             Shareholders.
     8  Part I, Item 1,  V, A..............  Incorporated by reference to pages 36-37 of the Annual Report To Shareholders.
     9  Part I, Item 1,  VI................  Incorporated by reference to pages 1 and 39 of the Annual Report To
                                             Shareholders.
     9  Part I, Item 2.....................  Incorporated by reference to pages 42-43 of the Annual Report To Shareholders.
     9  Part I, Item 3.....................  Incorporated by reference to pages 23-24 of the Annual Report To Shareholders.
    10  Part II, Item 5....................  Incorporated by reference to pages 24 and 52 of the Annual Report To
                                             Shareholders.
    10  Part II, Item 6....................  Incorporated by reference to pages 44-45 of the Annual Report To Shareholders.
    10  Part II, Item 7....................  Incorporated by reference to pages 29-41 of the Annual Report To Shareholders.
    10  Part II, Item 8....................  Incorporated by reference to pages 8-28 of the Annual Report To Shareholders.
    10  Part III, Item 10..................  Incorporated by reference to Proxy Statement, pages 2-5.
    11  Part III, Item 11..................  Incorporated by reference to Proxy Statement, pages 7-14.
    11  Part III, Item 12..................  Incorporated by reference to Proxy Statement, pages 2-5.
    11  Part III, Item 13..................  Incorporated by reference to Proxy Statement, page 15.
    12  Part IV, Item 14, (a) 1............  Incorporated by reference to pages 8-28 of the Annual Report To Shareholders.
    12  Part IV, Item 14, (a) 3,
        Exhibit 10.........................  Incorporated by reference to Proxy Statement, page 12.

                        UNITED BANCORP, INC. FORM 10 - K

PART I

ITEM  1 DESCRIPTION OF BUSINESS

     (a)  General Development of Business

          United Bancorp, Inc. (Company) is a multi-bank holding company headquartered in Martins Ferry, Ohio. The Company has two subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (Citizens-Martins Ferry) and The Citizens-State Bank, Strasburg, Ohio (Citizens-Strasburg). For additional information about the Company's location and description of business, refer to Pages 42-43, Our Hometown Roots, in the Annual Report To Shareholders for the period ended December 31, 1995.

     (b)  Financial Information About Industry Segments

          Refer to Page 15, Note 1 of the Annual  Report To Shareholders.

     (c)  Narrative Description of Business

          The COMPANY is a multi-bank holding company as defined under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act regulates acquisitions by the COMPANY of voting shares or assets of any bank or other company. The COMPANY is subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System, as well as reporting requirements under the Securities and Exchange Commission Act of 1934.

          The COMPANY is engaged in the business of commercial and retail banking in Belmont, Tuscarawas and Carroll Counties and the surrounding localities. The Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS-MARTINS FERRY conducts its business through its main office in Martins Ferry, Ohio and two branches located in Bridgeport and Colerain, Ohio. CITIZENS-STRASBURG conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio.

          The banking markets in which the Company's subsidiaries operate continues to be highly competitive. Citizens-Martins Ferry competes for loans and deposits with other retail commercial banks, savings and loan associations, finance companies, credit unions and other types of financial institutions within the Mid-Ohio Valley geographic area along the eastern border of Ohio, extending into the northern panhandle of West Virginia. Citizens-Strasburg encounters similar competition for loans and deposits throughout the Tuscarawas and Carroll County geographic areas of northeastern Ohio.

          The Company's two subsidiary banks are both subject to regulation by Ohio's Division of Financial Institutions and the FDIC. The regulations and restrictions affecting the COMPANY and its subsidiary banks pertain to, among other things, allowable loans, guidelines for allowance for loan losses, accountability for fair and accurate disclosures to customers and regulatory agencies, permissible investments and limitations of risk and regulation of capital requirements for safe and sound operation of the financial institution.

                        UNITED BANCORP, INC. FORM 10 - K




ITEM 1    DESCRIPTION OF BUSINESS (CONTINUED)

     (c)  Narrative Description of Business (Continued)

          The COMPANY and its subsidiary banks have no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the COMPANY'S continued earnings capabilities if those activities were removed.

          The COMPANY itself, as a shell holding company, has no compensated
          employees.   Citizens - Martins Ferry has 49 full time employees,
          with 15 of these serving in a management capacity and 15 part time employees. Citizens-Strasburg has 24 full time employees, with 8 serving in a management capacity and 10 part time employees. The Company considers employee relations to be good at both subsidiary locations.

     (d)  Financial Information About Foreign And Domestic Operations

          Not applicable.


     I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

          A  Refer to Pages 36-37 of the Annual Report To Shareholders.

          B  Refer to Pages 36-37 of the Annual Report To Shareholders.

          C  Refer to Page 38 of the Annual Report To Shareholders.

     II   INVESTMENT PORTFOLIO

          A  Refer to Page 16, Note 3 of the Annual Report To Shareholders.

          B  Refer to Page 18, Note 3 of the Annual Report To Shareholders.

          C  Not applicable.

     III  LOAN PORTFOLIO

          A  Types of Loans

             Refer to Page 19, Note 4 of the Annual Report To Shareholders.

          B  Maturities And Sensitivities Of Loans To Changes In Interest Rates

          The following is a schedule of commercial and commercial real estate loans maturing within the various time frames indicated:


                               ONE YEAR    ONE THROUGH     AFTER
                                OR LESS    FIVE YEARS   FIVE YEARS      TOTAL
                             ---------------------------------------------------
            COMMERCIAL LOANS   $8,912,000     $784,000   $1,106,000  $10,802,000
COMMERCIAL REAL ESTATE LOANS   17,529,000    8,536,000    9,445,000   35,510,000
                             ---------------------------------------------------
                       TOTAL  $26,441,000   $9,320,000  $10,551,000  $46,312,000
                             ===================================================

                        UNITED BANCORP, INC. FORM 10 - K

   III   LOAN PORTFOLIO (CONTINUED)

         B Maturities And Sensitivities Of Loans To Changes In Interest Rates (Continued)

         The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans due to mature after one year:


                              FIXED RATE  VARIABLE RATE  TOTAL > ONE YEAR
                             --------------------------------------------
            COMMERCIAL LOANS  $1,753,000       $137,000        $1,890,000
COMMERCIAL REAL ESTATE LOANS   7,115,000     10,866,000        17,981,000
                             --------------------------------------------
                       TOTAL  $8,868,000    $11,003,000       $19,871,000
                             ============================================

          Note: Variable rate loans are those loans with floating or adjustable interest rates.

          C  Risk Elements

          1.  Nonaccrual, Past Due, Restructured and Impaired Loans

          The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, troubled debt restructurings and impaired loans at December 31, 1995 and 1994:

                                1995     1994
                              ------------------
Nonaccrual Basis ............ $105,324  $61,882
Greater Than 90 Days ........   90,800   27,613
Troubled Debt Restructurings.      N/A        0
Impaired Loans...............        0      N/A

          Interest recognized on a cash received basis on impaired loans during 1995 was $9,000. No additional interest income was recognized on impaired loans during 1995. The gross interest income that would have been recorded on nonaccrual loans as of December 31, 1994, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period was $2,499. The interest income that was recorded on those loans as of December 31, 1994 was $1,757.

          Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates the underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, consumer automobile, boat and home equity loans. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures.

                        UNITED BANCORP, INC. FORM 10 - K

    III   LOAN PORTFOLIO (CONTINUED)

          2.  Potential Problem Loans

          The COMPANY had no potential problem loans as of December 31, 1995 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

          3.  Foreign Outstandings

          Not applicable.

          4.  Loan Concentrations

          Refer to Page 24, Note 11 of the Annual Report To Shareholders.

          D   Other Interest Bearing Assets

          Not applicable.

                        UNITED BANCORP, INC. FORM 10 - K

    IV    SUMMARY OF LOAN LOSS EXPERIENCE

          For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer to Page 13,
          Note 1 of the Annual Report To Shareholders.

          A  Analysis of the Allowance for Loan Losses

          The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                      LOANS                                1995               1994
                                                     ------------------------------------
Loans Outstanding, Net of Unearned Income..........   $  122,682,652     $  108,390,112
Average Loans Outstanding, Net of Unearned Income..   $  116,331,358     $   98,598,626

                           ALLOWANCE FOR LOAN LOSSES

Balance at Beginning of Year.......................   $    1,438,000     $    1,256,000
Loan Charge-offs:
  Commercial ......................................           53,000                  0
  Commercial Real Estate ..........................                0                  0
  Real Estate .....................................            1,000                  0
  Installment .....................................           98,000            123,000
                                                      --------------     --------------
     TOTAL LOAN CHARGE-OFFS .......................          152,000            123,000
                                                      --------------     --------------
Loan Recoveries:
  Commercial ......................................            5,000              4,000
  Commercial Real Estate ..........................                0                  0
  Real Estate .....................................                0                  0
  Installment .....................................           19,000             20,000
                                                      --------------     --------------
     TOTAL LOAN RECOVERIES.........................           24,000             24,000
                                                      --------------     --------------
     NET LOAN CHARGE-OFFS .........................          128,000             99,000
Provision for Loan Losses .........................          465,000            281,000
                                                      --------------     --------------
BALANCE AT END OF YEAR ............................   $    1,775,000     $    1,438,000
                                                      ==============     ==============
Ratio of Net Charge-offs To Average
 Loans Outstanding For The Year ...................            0.11%              0.10%
                                                      ==============     ==============

                        UNITED BANCORP, INC. FORM 10 - K

     IV   SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

          B  Allocation of the Allowance for Loan Losses

          The following schedule is a breakdown of the allowance for loan losses allocated by loan type and the percentage of each loan type compared to total loans:


                                                         DECEMBER 31, 1995
                                        ----------------------------------------------
      LOAN TYPE                           ALLOWANCE AMOUNT         PERCENTAGE OF LOANS
                                                                     TO TOTAL LOANS
--------------------------------------------------------------------------------------
Commercial Real Estate ............    $            348,000                28.94%
Commercial ........................                 109,000                 8.81%
Real Estate .......................                 375,000                27.14%
Installment .......................                 359,000                35.11%
Unallocated .......................                 584,000                   N/A
                                       ----------------------------------------------
    TOTAL .........................    $          1,775,000               100.00%
                                       ==============================================
                                                      DECEMBER 31, 1994
                                       ----------------------------------------------
      LOAN TYPE                           ALLOWANCE AMOUNT        PERCENTAGE OF LOANS
                                                                    TO TOTAL LOANS
-------------------------------------------------------------------------------------
Commercial Real Estate ............    $            258,000                29.49%
Commercial ........................                  45,000                 4.96%
Real Estate .......................                 205,000                30.05%
Installment .......................                 368,000                35.50%
Unallocated .......................                 562,000                   N/A
                                       ----------------------------------------------
    TOTAL .........................    $          1,438,000               100.00%
                                       ==============================================


     V    DEPOSITS

          A  Schedule Of Average Deposit Amounts And Rates

                   (1) Refer to Pages 36 - 37 of the Annual Report To Shareholders.

                   (2) Refer to Pages 36 - 37 of the Annual Report To Shareholders.

                   (3) Refer to Pages 36 - 37 of the Annual Report To Shareholders.

                   (4) Refer to Pages 36 - 37 of the Annual Report To Shareholders.

             (5) - (8) Not applicable.

          B  Other Categories

          Not applicable.

                        UNITED BANCORP, INC. FORM 10 - K

      V   DEPOSITS (CONTINUED)

          C  Foreign Deposits

          Not applicable.

          D The following schedule details the maturities of time certificates of deposit in amounts of $100,000 or more for the year ended DECEMBER 31, 1995:

                        Three Months or Less...........   $   1,466,000
                        Over Three Through Six Months..       1,399,000
                        Over Six Through Twelve Months.       2,198,000
                        Over Twelve Months.............       6,598,000
                                                          -------------
                            TOTAL .....................   $  11,661,000
                                                          =============

          E  Time deposits greater than $100,000 issued by foreign offices.

          Not applicable.

     VI   RETURN ON EQUITY AND ASSETS

          Refer to Page 1, "Financial Highlights" and Page 39 "Capital Resources" in the Annual Report To Shareholders.

     VII  SHORT-TERM BORROWINGS

          Although the total average balance outstanding for Short-Term Borrowings exceeded 30% of stockholders' equity at December 31, 1995, no individual component of the Short-Term Borrowings total comprised more than 30% of shareholders' equity and accordingly are not disclosed in detail.


ITEM 2    PROPERTIES

          Refer to Pages 42 - 43, "Our Hometown Roots" in the Annual Report To Shareholders.

ITEM 3    LEGAL PROCEEDINGS

          Refer to Pages 23 - 24, Note 10 of the Annual Report To Shareholders.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No motions were submitted to shareholders for a vote during this reporting period.

                        UNITED BANCORP, INC. FORM 10 - K


PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Refer to Page 52, "Shareholder Information" and to Page 24, Note 12 of the Annual Report To Shareholders.

ITEM 6    SELECTED FINANCIAL DATA

          Refer to Pages 44 - 45, "A Decade of Progress" of the Annual Report To Shareholders.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Refer to Pages 29 - 41, "Management's Discussion And Analysis" of the Annual Report To Shareholders.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Refer to pages 8 - 28 of the Annual Report To Shareholders.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          There were no changes in or disagreements with accountants.

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Refer to Pages 2 - 5 of the Proxy Statement.

          (b) Executive Officers of the Registrant:

                 Donald A. Davison      (78)    Chairman of the Board

                 James W. Everson       (57)    President and Chief Executive
                                                Officer

                 Harold W. Price        (50)    Vice President - Administration

                 Norman F. Assenza, Jr. (50)    Vice President - Operations and
                                                Secretary

                 James A. Lodes         (50)    Vice President - Lending

                 Ronald S. Blake        (44)    Treasurer

                        UNITED BANCORP, INC. FORM 10 - K


PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)


          (1) Each individual has held the position noted during the past five years, except for the following:

                 Harold W. Price has served as President and Chief Executive Officer of The Citizens-State of Strasburg, Strasburg, Ohio and as Vice President of United Bancorp, Inc. since April 1, 1993. He has served as Vice President - Administration of United Bancorp, Inc. since April 19, 1995.

                 James A. Lodes served as Vice President - Commercial Lending since December 14, 1992 and as Senior Vice President - Lending since June 14, 1994 with The Citizens Savings Bank of Martins Ferry, Ohio and as Vice President - Lending for United Bancorp, Inc. since April 19, 1995.


ITEM 11   EXECUTIVE COMPENSATION

          Refer to Pages 7 - 14 of the Proxy Statement.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Refer to Pages 2 - 5 of the Proxy Statement.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Refer to Page 15 of the Proxy Statement.

                        UNITED BANCORP, INC. FORM 10 - K

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of Form 10-K

          1. The following consolidated financial statements appear in the 1995 Annual Report To Shareholders and are incorporated by reference:

          Consolidated Balance Sheets,  Page  8
          Consolidated Statements Of Income,  Page   9
          Consolidated Statements Of Changes In Shareholders' Equity,  Page  10
          Consolidated Statements Of Cash Flows,  Page   11
          Notes To The Consolidated Financial Statements, Pages 12 - 27 Independent Auditors' Report, Page 28

          2.  Financial Statement Schedules

          All schedules are omitted because they are not applicable or the required information is included in the financial statements presented in the Annual Report To Shareholders.

          3.  Exhibits

          2            Not applicable.
          3 (i)(ii)    Articles of Incorporation of United Bancorp, Inc.,
                        including amendments and By- Laws, previously filed with the Securities and Exchange Commission on
                        November 16, 1983.
          4            Not applicable.
          9            Not applicable.
          10           Reference To Special Severance Agreement on Page 12 of
                        Proxy Statement.
          11           Statement regarding computation of per share earnings
                        (included in Note 1 to the consolidated financial statements).
          12           Not applicable.
          13           Reference to the Annual Report To Shareholders for the
                        fiscal year ended December 31, 1995.
          16           Not applicable.
          18           Not applicable.
          21.1         Reference to The Citizens Savings Bank, Martins Ferry,
                        Ohio, incorporated on December 31, 1983, previously filed with Securities and Exchange Commission.
          21.2         Reference to The Citizens-State Bank of Strasburg, Ohio,
                        incorporated on December 31, 1924, previously filed with Securities and Exchange Commission.
          22           Not applicable.
          23           Not applicable.
          24           Not applicable.
          27           Financial Data Schedule.
          28           Not applicable.
          99           Not applicable.

                        UNITED BANCORP, INC. FORM 10 - K




PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

          (b) Schedules And Reports On Form 8 - K

          The Company filed no reports on SEC Form 8-K during the last quarter of the period covered by this report.

                        UNITED BANCORP, INC. FORM 10 - K




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       (REGISTRANT)  UNITED BANCORP, INC.


  By:                                                           March 12, 1996
     ------------------------------
       Donald A. Davison, Chairman of the Board

  By:                                                           March 12, 1996
     ------------------------------
       James W. Everson, President and Chief
        Executive Officer

  By:                                                           March 12, 1996
     ------------------------------
       Ronald S. Blake, Treasurer

  By:                                                           March 12, 1996
     ------------------------------
       Michael J. Arciello

  By:                                                           March 12, 1996
     ------------------------------
       Herman E. Borkoski

  By:                                                           March 12, 1996
     ------------------------------
       John H. Clark, Jr.

  By:                                                           March 12, 1996
     ------------------------------
       Dr. Leon F. Favede

  By:                                                           March 12, 1996
     ------------------------------
       Premo R. Funari

  By:                                                           March 12, 1996
     ------------------------------
       John M. Hoopingarner

  By:                                                           March 12, 1996
     ------------------------------
       Albert W. Lash

  By:                                                           March 12, 1996
     ------------------------------
       Richard L. Riesbeck

  By:                                                           March 12, 1996
     ------------------------------
       Matthew C. Thomas

EXHIBIT INDEX


             Exhibit                                         SK Item
               No.             Description                   601 No.
             -------  -----------------------------          -------

               13       Annual Report to Shareholders           13

               23       Consents of Experts and Council         23

               27       Financial Data Schedule                 27
