Form 10-Q
period 1996-03-31
UNITED BANCORP INC /OH/
filed 1996-05-13
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1996

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       N/A        to      N/A
                                --------------    ---------------

Commission File Number:              0-16540

                              UNITED BANCORP, INC.
            -------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)


             OHIO                                       34-1405357
- ---------------------------------          ------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


              FOURTH AT HICKORY STREET, MARTINS FERRY, OHIO   43935
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 633-0445
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

      COMMON STOCK, $1.00 PAR VALUE  1,847,942 SHARES AS OF MAY 1, 1996.
      ------------------------------------------------------------------

                              UNITED BANCORP, INC.
                               TABLE OF CONTENTS
                                   FORM 10-Q

                FINANCIAL INFORMATION
     PART I

     ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                Condensed Consolidated Balance Sheets...March 31, 1996
                  and December 31, 1995......................................          3

                Condensed Consolidated Statements of Income...Three Months
                  Ended March 31, 1996 and 1995..............................          4

                Condensed Consolidated Statements of Cash Flows...Three
                  Months Ended March 31, 1996 and 1995.......................          5

                Notes to Condensed Consolidated Financial Statements...
                  March 31, 1996.............................................     6 - 14

     ITEM 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................    15 - 20

     PART II    OTHER INFORMATION

     Item 1.    Legal Proceedings ...........................................         21

     Item 2.    Changes in Securities .......................................         21

     Item 3.    Defaults Upon Senior Securities .............................         21

     Item 4.    Submission of Matters to a Vote of Security Holders .........         21

     Item 5.    Other Information............................................         21

     Item 6.    Exhibits and Reports on Form 8-K ............................         21

                Signatures ..................................................         22

                              UNITED BANCORP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

 PART I - FINANCIAL INFORMATION

                                                                            MARCH 31,           DECEMBER 31,
                                                                              1996                  1995
                                                                            ---------           ------------
                             ASSETS
 Cash And Due From Banks ..............................................    $     6,518            $    6,382
 Federal Funds Sold ...................................................          1,300                   600
                                                                           -----------            ----------
   TOTAL CASH AND CASH EQUIVALENTS ....................................          7,818                 6,982
                                                                           -----------            ----------

 Investment Securities Available For Sale .............................         27,159                27,108

 Investment Securities  Held To Maturity (Estimated Fair Value Of
   $30,548 At 03/31/96 And $29,986 At 12/31/95) .......................         30,174                29,363
 Loans
   Commercial Loans (Non-Real Estate) .................................         10,685                10,802
   Commercial Loans (Real Estate) .....................................         36,569                35,510
   Real Estate Loans (Residential) ....................................         33,420                33,294
   Installment Loans ..................................................         43,543                43,077
                                                                           -----------            ----------
     TOTAL LOANS ......................................................        124,217               122,683
   Allowance For Loan Losses ..........................................         (1,851)               (1,775)
                                                                           -----------            ----------
     NET LOANS                                                                 122,366               120,908
                                                                           -----------            ----------
 Premises And Equipment, Net ..........................................          5,368                 4,901

 Accrued Interest Receivable And Other Assets .........................          2,516                 1,938
                                                                           -----------            ----------
     TOTAL ASSETS  ....................................................    $   195,401            $  191,200
                                                                           ===========            ==========
                           LIABILITIES
 Deposits

   Non-Interest Bearing ...............................................    $    11,719            $   12,617
   Interest Bearing ...................................................        155,161               153,987
                                                                           -----------            ----------
     TOTAL DEPOSITS ...................................................        166,880               166,604
                                                                           -----------            ----------
 Short-Term Obligations
   Short-Term Borrowings ..............................................          8,084                 4,569
   U.S. Treasury Note Account .........................................            173                    64
 Accrued Expenses And Other Liabilities ...............................          1,504                 1,511
                                                                           -----------            ----------
     TOTAL BORROWINGS AND OTHER LIABILITIES ...........................          9,761                 6,144
                                                                           -----------            ----------
     TOTAL LIABILITIES ................................................        176,641               172,748
                                                                           -----------            ----------
                      SHAREHOLDERS' EQUITY
 Common Stock: ($1 Par Value) 10,000,000 Shares Authorized;
   Issued And Outstanding: 1,847,942 Shares ...........................          1,848                 1,848
 Additional Paid-In-Capital ...........................................          9,359                 9,359
 Retained Earnings ....................................................          7,390                 6,946
 Unrealized Gain on Securities Available For Sale, Net of Tax .........            163                   299
                                                                           -----------            ----------
     TOTAL SHAREHOLDERS' EQUITY .......................................         18,760                18,452
                                                                           -----------            ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................    $   195,401            $  191,200
                                                                           ===========            ==========

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                  --------------------------
                                                                                  MARCH 31,        MARCH 31,
                                                                                    1996             1995
                                                                                  ---------        ---------
 INTEREST INCOME
   Interest and Fees on Loans ..............................................   $       2,785   $       2,395
   Interest on Investments Securities ......................................
     Taxable ...............................................................             603             744
     Tax Exempt ............................................................             246             244
   Interest on Federal Funds Sold ..........................................              26              13
                                                                               -------------   -------------
     TOTAL INTEREST INCOME .................................................           3,660           3,396
                                                                               -------------   -------------
 INTEREST EXPENSE
   Deposits ................................................................           1,547           1,498
   Other ...................................................................              86              58
                                                                               -------------   -------------
     TOTAL INTEREST EXPENSE ................................................           1,633           1,556
                                                                               -------------   -------------
 NET INTEREST INCOME                                                                   2,027           1,840
 Provision For Loan Losses .................................................             111              71
                                                                               -------------   -------------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .......................           1,916           1,769
                                                                               -------------   -------------
 NONINTEREST INCOME
   Service Charges on Deposit Accounts .....................................             143             118
   Other ...................................................................             113             121
                                                                               -------------   -------------
     TOTAL NONINTEREST INCOME ..............................................             256             239
                                                                               -------------   -------------
 NONINTEREST EXPENSES
   Salaries And  Employee Benefits .........................................             679             642
   Premises, Furniture and Equipment Expense ...............................             188             211
   Other Operating Expense .................................................             436             506
                                                                               -------------   -------------
     TOTAL NONINTEREST EXPENSES ............................................           1,303           1,359
                                                                               -------------   -------------
 INCOME BEFORE TAXES AND ACCOUNTING CHANGE .................................             869             649
 PROVISION FOR INCOME TAXES ................................................             222             149
                                                                               -------------   -------------
 NET INCOME ................................................................   $         647   $         500
                                                                               =============   =============



 PER SHARE DATA:
   Earnings Per Common Share ...............................................   $        0.35   $        0.27
                                                                               =============   =============
 Average Number of Shares Outstanding ......................................       1,847,942       1,847,942
 Dividends Per Common Share ................................................   $        0.11   $        0.10


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             FORM 10-Q (IN THOUSANDS)


                                                                                          THREE MONTHS ENDED
                                                                                      ---------------------------
                                                                                      MARCH 31,         MARCH 31,
                                                                                        1996              1995
                                                                                      ---------         ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ....................................................................          647               500
   Adjustments To Reconcile Net Income To Net Cash From Operating Activities .....
       Depreciation And Amortization .............................................           98               110
       Amortization Of Intangibles  ..............................................           22                21
       Provision For Loan Losses .................................................          111                71
       Deferred Taxes ............................................................          (10)               (2)
       Federal Home Loan Bank Stock Dividend .....................................          (10)
       Amortization Of Investment Securities, Net ................................            2                26
     Net Changes In:
       Accrued Interest Receivable And Other Assets ..............................         (600)             (195)
       Accrued Expenses And Other Liabilities ....................................           73               (75)
                                                                                    -----------       -----------
         NET CASH FROM OPERATING ACTIVITIES ......................................          333               456
                                                                                    -----------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Investment Securities Available For Sale
     Proceeds From Sales Of Investment Securities ................................            0                 0
     Proceeds From Maturities/Calls Of Investment Securities .....................        1,750
     Purchase Of Investment Securities ...........................................       (1,999)              (41)
   Investment Securities Held To Maturity
     Proceeds From Sales Of Investment Securities ................................            0                 0
     Proceeds From Maturities/Calls Of Investment Securities .....................        2,000               500
     Purchase Of Investment Securities ...........................................       (2,811)              (52)
     Net Change In Loans .........................................................       (1,569)           (3,458)
     Property And Equipment Expenditures .........................................         (565)               (7)
                                                                                    -----------       -----------
       NET CASH FROM INVESTING ACTIVITIES ........................................       (3,194)           (3,058)
                                                                                    -----------       -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change In Deposits  .......................................................          276             4,115
   Net Change In Short-Term Obligations ..........................................        3,624            (1,346)
   Cash Dividends  ...............................................................         (203)             (185)
                                                                                    -----------       -----------
       NET CASH FROM FINANCING ACTIVITIES ........................................        3,697             2,584
                                                                                    -----------       -----------
 NET CHANGE IN CASH AND CASH EQUIVALENTS .........................................          836               (18)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................................        6,982             6,730
                                                                                    -----------       -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................  $     7,818       $     6,712
                                                                                    ===========       ===========


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              UNITED BANCORP, INC.
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  FORM 10-Q


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements.

         NATURE OF OPERATIONS

         The accompanying condensed consolidated financial statements include the accounts of United Bancorp, Inc. (COMPANY) and its wholly owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio, (CITIZENS-MARTINS FERRY) and The Citizens-State Bank of Strasburg, Ohio, (CITIZENS-STRASBURG). For purposes of consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full year of 1996.

         The COMPANY is engaged in the business of commercial and retail banking in Belmont, Tuscarawas and Carroll Counties and the surrounding localities. The subsidiary Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS-MARTINS FERRY conducts its business through its main office in Martins Ferry, Ohio and two branches located in Bridgeport and Colerain, Ohio. CITIZENS-STRASBURG conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio.

         These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the COMPANY at March 31, 1996 and its results of operations and statement of cash flows for the periods presented. These adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1995 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report to Shareholders for the year ended December 31, 1995.

         INVESTMENT SECURITIES

         The COMPANY classifies securities into held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those which the COMPANY has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for- sale securities are those which the COMPANY may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. The COMPANY had no trading securities through March 31, 1996.

         Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount is included in earnings.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


         ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses represents that amount which management and the Board of Directors estimates is adequate to provide for inherent losses in its loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly, using a risk code model that considers past due experience, economic conditions and various other circumstances that are subject to change over time.

         The COMPANY adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting By Creditors For Impairment Of A Loan" and SFAS No. 118, "Accounting By Creditors For Impairment Of A Loan - Income Recognition And Disclosures" at January 1, 1995. Under SFAS No. 114, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to increase, such increases are reported as bad debt expense. The effect of adopting these standards had no impact on the COMPANY'S allowance for loan losses at January 1, 1995.

         Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirement. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, consumer automobile, boat and home equity loans. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures.

         INTEREST AND FEES ON LOANS

         Interest income on loans is accrued over the term of the loans based on the principal amount outstanding. The accrual of interest is discontinued and adjusted back to the date of nonpayment when, in management's opinion, the collection of all or a portion of the loan principal has become doubtful. Loan fees and direct costs associated with originating or acquiring loans are deferred and recognized over the life of the related loan as an adjustment of the yield. The net amount of fees and costs deferred is reported in the condensed consolidated balance sheets as part of loans.

         Under SFAS No. 114, as amended by SFAS No. 118, the carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

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

         OTHER REAL ESTATE
         Other real estate is included in other assets at fair value, less estimated costs to sell. Any reduction from the carrying value of the related loan to estimated fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the estimated fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred. There was no other real estate held at March 31, 1996 and at December 31, 1995.

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

         STATEMENT OF CASH FLOWS
         For purposes of the Statements of Cash Flows, the COMPANY considers "cash and cash equivalents" to include cash, noninterest bearing deposits with financial institutions and Federal funds sold. The COMPANY reports net cash flows for Federal funds sold, customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other borrowed funds. For the periods ended March 31, 1996 and March 31, 1995, the COMPANY paid $1,683,495 and $1,556,829 in interest on deposits and other borrowings.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


2        INVESTMENT SECURITIES
         The amortized cost and estimated fair values of investment securities are as follows:

                                                                                     MARCH 31, 1996
                                                        ----------------------------------------------------------------------
                                                                                GROSS            GROSS             ESTIMATED
                                                        AMORTIZED COST     UNREALIZED GAIN   UNREALIZED LOSS      MARKET VALUE
                                                        --------------     ---------------   ---------------      ------------
 INVESTMENT SECURITIES AVAILABLE FOR SALE
   U.S. Treasury Obligations ......................... $     6,446,638    $       115,505   $          (768)   $     6,561,375
   U.S. Agency Obligations ...........................      19,535,436            174,399           (55,473)        19,654,362
   State And Municipal Obligations ...................         336,474             14,030                 0            350,504
   Other Investments .................................         592,800                  0                 0            592,800
                                                       ---------------    ---------------   ---------------    ---------------
     TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE... $    26,911,348    $       303,934   $       (56,241)   $    27,159,041
                                                       ===============    ===============   ===============    ===============
 INVESTMENT SECURITIES HELD TO MATURITY
   U.S. Agency Obligations ........................... $    10,897,169    $         2,372   $      (147,116)   $    10,752,425
   State And Municipal Obligations ...................      19,277,283            538,844           (20,733)        19,795,394
                                                       ---------------    ---------------   ---------------    ---------------
       TOTAL INVESTMENT SECURITIES HELD TO MATURITY... $    30,174,452    $       541,216   $      (167,849)   $    30,547,819
                                                       ===============    ===============   ===============    ===============

                                                                                 DECEMBER 31, 1995
                                                       ----------------------------------------------------------------------
                                                                               GROSS            GROSS             ESTIMATED
                                                       AMORTIZED COST     UNREALIZED GAIN   UNREALIZED LOSS      MARKET VALUE
                                                       --------------     ---------------   ---------------      ------------
 INVESTMENT SECURITIES AVAILABLE FOR SALE
   U.S. Treasury  Obligations ........................ $     6,937,596    $       171,964   $        (4,061)   $    7,105,499
   U.S. Agency Obligations ...........................      18,789,021            270,386            (1,779)       19,057,628
   State And Municipal Obligations ...................         336,419             16,822                             353,241
   Other Investments .................................         591,900                                                591,900
                                                       ---------------    ---------------   ---------------    --------------
     TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE... $    26,654,936    $       459,172   $        (5,840)   $   27,108,268
                                                       ===============    ===============   ===============    ==============
 INVESTMENT SECURITIES HELD TO MATURITY
   U.S. Agency Obligations ........................... $    12,397,123    $         8,533   $       (84,591)   $   12,321,065
   State And Municipal Obligations ...................      16,965,114            749,374           (49,641)       17,664,847
                                                       ---------------    ---------------   ---------------    --------------
       TOTAL INVESTMENT SECURITIES HELD TO MATURITY... $    29,362,237    $       757,907   $      (134,232)   $   29,985,912
                                                       ===============    ===============   ===============    ==============


There were no sales of securities during either of the three month periods ended March 31, 1996 or March 31, 1995.

The amortized cost and estimated fair value of debt securities at March 31, 1996, by contractual maturity is shown in the following table. Actual maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. The average interest rates are based on coupon rates adjusted for amortization and accretion. Yields on investment securities available-for-sale have been computed on the basis of amortized cost. Yields on tax-exempt securities have been computed on a tax equivalent basis.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

                                                ---------------------------------------------------------------------------
                                                                            INVESTMENT SECURITIES
                MARCH 31, 1996                                               AVAILABLE FOR SALE
- ---------------------------------------------------------------------------------------------------------------------------
                                                                        ESTIMATED             WEIGHTED
                                                     AMORTIZED             FAIR               AVERAGE            AVERAGE
                                                        COST              VALUE               MATURITY            YIELD
- ---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Obligations
  Zero Through Three Months ....................  $        499,990   $       499,220                1.5 mos.          4.27%
  Three Through Six Months .....................           752,082           753,281                5.5 mos.          5.51%
  Six Through Twelve Months ....................         1,996,062         2,016,093               10.2 mos.          6.60%
  Two Through Five Years .......................         3,198,504         3,292,781        2 Yrs   8.4 Mos.          7.04%
                                                  ----------------   ---------------        ----------------          -----
      TOTAL ....................................         6,446,638         6,561,375        1 Yr    8.2 Mos.          6.52%
                                                  ----------------   ---------------        ----------------          -----
U.S. Agency Obligations
   Zero Through Three Months ...................         1,002,265         1,006,250                2.3 mos.          7.28%
   Three Through Six Months ....................         1,001,720         1,011,718                5.6 mos.          7.58%
   Six Through Twelve Months ...................         2,510,251         2,540,937               10.2 mos.          7.00%
   One Through Two Years .......................         4,846,830         4,944,999         1 Yr   7.0 Mos.          6.92%
   Two Through Five Years ......................         3,174,986         3,206,550         3 Yrs  3.2 Mos.          6.48%
   Five Through Ten Years ......................         6,999,383         6,943,908         8 Yrs  1.1 Mos.          6.66%
                                                  ----------------   ---------------        ----------------          -----
       TOTAL ...................................        19,535,435        19,654,362         3 Yrs 11.6 Mos.          6.82%
                                                  ----------------   ---------------        ----------------          -----
State & Municipal Obligations
      FIVE THROUGH TEN YEARS ...................           336,475           350,504         8 Yrs  8.3 Mos.          8.37%
                                                  ----------------   ---------------        ----------------          -----
Other Investments
      Equity Securities ........................           592,800           592,800
                                                  ----------------   ---------------        ----------------          -----

Total Investment Securities Available For Sale..  $     26,911,348   $    27,159,041         3 Yrs  5.6 Mos.          6.77%
                                                  ================   ===============        ================          =====

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


                                              -----------------------------------------------------------------------------
                                                                          INVESTMENT SECURITIES

               MARCH 31, 1996                                               HELD TO MATURITY
- ---------------------------------------------------------------------------------------------------------------------------
                                                                      ESTIMATED             WEIGHTED
                                                   AMORTIZED             FAIR               AVERAGE            AVERAGE
                                                      COST              VALUE               MATURITY            YIELD
- ---------------------------------------------------------------------------------------------------------------------------
U.S. Agency Obligations
      Three Through Six Months ................  $        500,000   $       499,375                3.3 mos.          5.10%
      Six Through Twelve Months ...............         1,000,000           992,343                8.9 mos.          4.70%
      One Through Two Years ...................         1,799,104         1,782,633         1 Yr   6.9 mos.          5.49%
      Two Through Five Years ..................         7,098,250         6,975,887         2 Yrs  7.3 mos.          5.27%
      Five Through Ten Years ..................           499,815           502,187         5 Yrs  2.4 Mos.          8.71%
                                                 ----------------   ---------------        ----------------          -----
          TOTAL ...............................        10,897,169        10,752,425         2 Yrs  3.5 mos.          5.39%
                                                 ----------------   ---------------        ----------------          -----
State & Municipal Obligations
     Zero Through Three Months ................           179,991           179,844                1.7 Mos.          4.74%
     Three Through Six Months .................            45,139            45,004                4.0 Mos.          6.74%
     Six Through Twelve Months ................           777,715           780,872                8.2 Mos.          6.62%
     One Through Two Years  ...................           638,766           636,992         1 Yr   5.5 Mos.          6.68%
     Two through Five Years ...................         4,518,151         4,714,084         3 Yrs 11.7 Mos.          8.54%
     Five Through Ten Years ...................        12,727,165        13,066,920         6 Yrs 11.7 Mos.          8.06%
     Over Ten Years ...........................           390,356           371,678        10 Yrs  2.9 Mos.          6.94%
                                                 ----------------   ---------------        ----------------          -----
          TOTAL ...............................        19,277,283        19,795,394         5 Yrs. 9.9 Mos.          8.01%
                                                 ----------------   ---------------        ----------------          -----

Total Investment Securities Held To Maturity...  $     30,174,452   $    30,547,819         4 Yrs  5.5 Mos.          7.06%
                                                 ================   ===============        ================          =====



         Securities with a par value of approximately $22,716,000 at March 31, 1996 and $22,485,000 at December 31, 1995 were pledged to secure public deposits, repurchase agreements and other liabilities as requited or permitted by law.

3        LOANS

         The COMPANY has, and expects to have in the future, banking transactions with directors and officers of the COMPANY and its subsidiaries. Loans to such borrowers, their immediate families, affiliated corporations, and other entities in which they own more than a 10% voting interest are summarized below:


            Aggregate balance - December 31,  1995      $  2,972,508

              New loans ..............................       220,420
              Repayments..............................      (556,354)
                                                        ------------
            Aggregate balance - March 31, 1996          $  2,636,574
                                                        ============

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


4        ALLOWANCE FOR LOAN LOSSES

         The allowance in the allowance for loan losses is summarized as follows:

                                                            1996           1995
                                                        ------------   ------------
           Balance - 1/01/96 and 1/01/95 .............  $  1,775,383   $  1,437,734
           Provision charged to operating expense ....       111,000        465,000
           Loans charged-off .........................       (51,256)      (151,200)
           Recoveries ................................        16,199         23,849
                                                        ------------   ------------
           Balance - 3/31/96 and 12/31/95 ............  $  1,851,326   $  1,775,383
                                                        ============   ============


         There were no loans at March 31, 1996 and December 31, 1995 for which impairment was required to be evaluated on an individual, loan by loan basis. The average outstanding balance of impaired loans for the three months ended March 31, 1996 and March 31, 1995 was $0 and $59,000 respectively. There was no interest recognized on a cash received basis on impaired loans for the three months ended March 31, 1996 and March 31, 1995. Loans past due 90 days or more were not significant at March 31, 1996.

5        PREMISES AND EQUIPMENT

         Premises and equipment, at cost, and accumulated depreciation and amortization as of March 31, 1996 and December 31, 1995 are as follows:

                                                               1996           1995
                                                           ------------   ------------
           Buildings and land ...........................  $ 5,300,333    $  5,302,750
           Furniture and equipment ......................    2,557,095       2,224,331
           Computer software ............................      591,481         385,587
                                                           -----------    ------------
             Total                                           8,448,909       7,912,668
           Accumulated depreciation and amortization ...     3,081,253       3,011,431
                                                           -----------    ------------
             PREMISES AND EQUIPMENT (NET) ..............   $ 5,367,656    $  4,901,237
                                                           ===========    ============


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

                                                       MARCH 31, 1996     DECEMBER 31, 1995
                                                       ------------------------------------
           Commitments To Extend Credit .............   $ 10,979,405           $ 11,833,000
           Standby Letters Of Credit ................        286,000                286,000

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


6        COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         At March 31, 1996 and December 31, 1995, the COMPANY was required to have $703,000 and $694,000, respectively, of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements. These balances do not earn interest.

7        CONCENTRATION OF CREDIT RISK

         The Bank's grant commercial, real estate and installment loans to customers mainly in Belmont, Tuscarawas and Carroll Counties and the surrounding localities. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate. At March 31, 1996, and December 31, 1995, total commercial and commercial real estate loans make up 37.5% and 37.8%, respectively of the loan portfolio with 29.8% and 28.4% of these loans secured by commercial and residential real estate and business assets in the Columbus, Ohio area. Installment loans account for 36.0% and 35.1% of the loan portfolio and are secured by consumer assets including automobiles which account for 74.6% and 76.5%, respectively of the installment loan portfolio. Real estate loans comprise 26.5% and 27.1% of the loan portfolio as of March 31, 1996 and December 31, 1995, respectively and primarily include first mortgage loans on residential properties and home equity lines of credit.

         Included in cash and due from bank and Federal funds sold is $1,859,247 on deposit with National City Bank, Cleveland, Ohio and $3,694,464 on deposit with Mellon Bank, N.A., Pittsburgh, Pennsylvania.

8        BENEFIT PLANS

         The COMPANY adopted a nonqualified stock option plan on November 21, 1995, ratified by shareholders on April 17, 1996. Options granted under this plan shall not exceed 5% of the total number of shares of Common Stock outstanding at the date of grant. The option purchase price shall be determined by a committee, but shall be no less than 100% of the fair market value of the shares on the date of grant. Generally, no stock option will be exercisable after the expiration of ten years from the date it is granted. The options become exercisable in whole at the end of nine years and three months except to the extent certain performance goals are achieved, thereby allowing the options to be exercised in whole or in part in five years.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


8        BENEFIT PLANS (CONTINUED)

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must still disclose the pro forma effect on net income and on earnings per share had the accounting method been adopted. Fair value of a stock option is to be estimated using an option-pricing model, such as Black-Scholes, that considers: exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock, and the risk-free interest rate. Once estimated, the fair value of an option is not later changed. This statement is effective for fiscal years beginning after December 15, 1995. The COMPANY will not adopt the fair value based method to account for the stock option plan, but will disclose the pro forma effect on net income and on earnings per share had the accounting method been adopted in the December 31, 1996 financial statements.

9        DIVIDEND RESTRICTION

         Dividends paid by the subsidiary banks are the primary source of funds available to the COMPANY for payment of dividends to shareholders and for other working capital needs. Applicable state statutes and regulations impose restrictions on the amount of dividends that may be declared by the COMPANY. Those restrictions generally limit dividends to the current and prior two years' earnings, (as defined), totaling $3,279,858 as of March 31, 1996. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions would not limit the COMPANY'S ability to pay normal dividends.

                              UNITED BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


In the following pages, management presents an analysis of UNITED BANCORP, INC.'S financial condition at March 31, 1996 compared to December 31, 1995 and results of operations for the three month period ended March 31, 1996 compared to the same three month period ended March 31, 1995. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

UNITED BANCORP, INC. is a multi-bank holding company located in Martins Ferry, Ohio. The COMPANY originally became incorporated as a one bank holding company in July of 1983, through the acquisition of 100% of the voting stock of The Citizens Savings Bank of Martins Ferry, Ohio. As a shell holding company, the COMPANY is headquartered at the main office location of The Citizens Savings Bank at 4th at Hickory Street, Martins Ferry, Ohio. The COMPANY became a multi-bank holding company in December of 1986, through the purchase of 100% of the voting stock of The Citizens-State Bank of Strasburg, Ohio. UNITED BANCORP, INC. has been traded on the Nasdaq Small Cap Market since February of 1993 under the trading symbol UBCP.

The Markets served by both bank subsidiaries are rich in tradition, culture and heritage. CITIZENS-MARTINS FERRY meets the commercial banking needs of residents, business and industry of the eastern reaches of the upper Ohio Valley. This area is experiencing a renaissance through diversification of its economy. Industry is modernizing while new center of technology and retail
complexes are strengthening the economic base.   CITIZENS-STRASBURG serves the
market area of northeastern Ohio, including the Dover and New Philadelphia market areas and portions of the Akron-Canton metropolitan areas. The residential communities of this service area continue to prosper, driven by an economy fueled by light industry. Both Bank subsidiaries serve the traditional needs of their customers while always reaching toward tomorrow by introducing new technologies, products and services.

FINANCIAL CONDITION

EARNING ASSETS

LOANS
At March 31, 1996, gross loans were $124,217,000 compared to $122,683,000 at December 31, 1995, representing an increase of 1.25%. Installment loans remained the largest category with 36.0% of total loans, commercial real estate loans were 29.0%, real estate mortgage loans were 26.5% and commercial loans were 8.5% at March 31, 1996. At December 31, 1995, installment loans represented 35.1%, commercial real estate 29.0%, real estate mortgage loans 27.1% and commercial loans 8.8%.

The COMPANY continues to be involved in all types of consumer lending, as well as the more common types of domestic commercial lending. For the past few year, CITIZENS-MARTINS FERRY has increased its assets through aggressively marketing indirect automobile lending. Although this type of lending carries somewhat more risk than real estate lending, it also carries higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the BANK'S risk to changes in economic conditions in the two communities where it has branches.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


LOANS (CONTINUED)
The COMPANY expanded its commercial lending portfolio at both subsidiary Banks. This expansion relies on intensified local marketing and lending outside of its local market area. The various types of commercial loans as a mix of the total portfolio continue to be diverse, with no material concentration in any one industry. Risk associated with local economic dependence upon a single employer is not considered to be material.

Out of area loans occur mostly in the Columbus and Akron-Canton areas. Lending beyond the local area has been for low risk projects and for borrowers with substantial net worth. The majority of these loans are secured by real estate. A slight concentration of loans is developing in the hotel and motel industry and in loans for the construction or expansion of churches. None of the loans in these two industries is delinquent or has been classified and neither industry exceeded 10% of loans.

The allowance for loan losses represents that amount which management and the Board of Directors estimates is adequate to provide to inherent losses in its loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers past due experience, economic conditions and various other circumstances that are subject to change over time.

INVESTMENT SECURITIES
Investment securities available for sale at March 31, 1996 increased $51,000
over balances at December 31, 1995.   Investment securities held to maturity
increased $812,000 over balances at December 31, 1995. The marginal increases are a byproduct of the COMPANY utilizing new borrowings and deposits to fund loan growth.

The investment portfolio is comprised of U.S. Treasury Notes and other U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The COMPANY does not hold any collateralized mortgage-backed securities or derivatives other than $6,500,000 of Government sponsored agency multi-step securities with call or maturity dates within five years. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain nonrated bonds of local schools, townships and municipalities, based on their known levels of credit risk.

SOURCES OF FUNDS

DEPOSITS
The COMPANY'S primary source of funds is core deposits from retail and business customers. These core deposits include interest-bearing and noninterest bearing deposits, excluding certificates of deposit over $100,000. Total core deposits remained unchanged during the three months ended March 31, 1996. Deposits of the COMPANY from public agencies, including local school districts, city and township municipalities, public works facilities and others may tend to be more seasonal in nature resulting from the receipt and disbursement of state and Federal grants. These entities have maintained fairly static balances with the COMPANY due to nonsimilar funding and disbursement timeframes.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


DEPOSITS (CONTINUED)
Certificates of deposit over $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 1996, certificates of deposit over $100,000 increased less than 1%.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Federal funds purchased, Treasury, Tax & Loan note payable and Federal Home Loan Bank advances. March 31, 1996 total short-term borrowings increased $3,515,000, or 76.9% over December 31, 1995 totals due primarily to increased daily sweep account balances.

PERFORMANCE OVERVIEW
Net income for the period ended March 31, 1996 increased 29.6% to $647,309, over the same period ended March 31, 1995, yielding an annualized Return On Average Assets of 1.35% and a Return On Average Equity of 13.88%. The increase in earnings for the first quarter of 1996 over earnings from the first quarter of 1995 were the result of continued loan growth which was the major contributor to the increase in net interest income, continued effective generation of other income through service charges, fees and nontraditional banking services and effective cost containment of operating overhead.

Net interest income, by definition, is the difference between interest income generated on interest earning assets and the interest expense incurred on interest bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest earning assets in relation to interest bearing liabilities. The COMPANY has continued to employ aggressive marketing and pricing concepts to generate a higher yielding product mix within the loan portfolio as well as increasing the percentage of loans to earning assets to increase interest income.

Total interest income for the three months ended March 31, 1996 when compared to the same period in 1995 increased by $265,000, or 7.8%. Interest and fee income on loans increased $390,000 or 16.3% over the March 31, 1995 activity.

Total interest expense for the three months ended March 31, 1996 increased by $77,000, up 4.9% from March 31, 1995. The increase reflects a higher cost of funds experienced by the COMPANY during the three months ended March 31, 1996.

NONINTEREST INCOME AND EXPENSE
Noninterest income increased only slightly for the period ended March 31, 1996, up $17,000, or 7.1% due to increases in service charge fees. The service charge and fee income increases are a product of fee schedule increases during the second quarter of 1995.

Noninterest expense for the three months ended March 31, 1996 compared to three months ended March 31, 1995 decreased $56,000, or 4.1%. Benefits derived from fully depreciated fixed assets related to Data Processing were responsible for most of the cost savings. All phases of the new system upgrades in hardware and software support will begin depreciating during the second quarter of 1996 as they are placed in service.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q

NONINTEREST INCOME AND EXPENSE (CONTINUED)

Salaries and employee benefits increased only slightly due to traditional yearly incremental wage adjustments. Other operating expenses decreased $70,000, or 13.8% due to savings recognized by the reduction in FDIC insurance premiums which became effective during the third quarter of 1995.

CAPITAL RESOURCES

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the COMPANY. Shareholder equity at March 31, 1996 was $18,760,000 compared to $18,452,000 at December 31, 1995, a
1.67% increase. Equity at March 31, 1996 includes an $163,000 increase in equity due to the after tax change in the fair value of securities categorized as available-for-sale as compared to a $299,000 increase in equity at December 31, 1995. Total shareholders' equity in relation to total assets was 9.6% at March 31, 1996 compared to 9.7% at December 31, 1995. The ratios for Average Equity-to-Average total Assets at March 31, 1996 and December 31, 1995 were 9.7% and 9.1%, respectively.

On February 20, 1996, the COMPANY issued a Prospectus describing initiation of a Dividend Reinvestment Plan (The Plan) for shareholders under which the COMPANY'S Common Stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan provides an economical and convenient method for the holders of shares of the COMPANY'S Common Stock to purchase additional shares of Common Stock at market prices and without payment of a brokerage commission or service charge. The Plan does not represent a change in the COMPANY'S dividend policy or a guarantee of future dividends. Shareholders who do not wish to participate in the Plan will continue to receive cash dividends, as declared in the usual and customary manner. The COMPANY has approved the issuance of 150,000 authorized and unissued shares of the COMPANY'S Common Stock for purchase under the Plan.

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

In order to monitor relative levels of risk throughout the financial institution industry, the Federal Reserve Board classifies capital into two tiers. Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan and lease losses, perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. All banks are required to meet a minimum ratio of 8.0% of qualifying total capital to risk-adjusted total assets. The Tier 1 capital ratio must be at least 4.0%. Capital qualifying as Tier 2 capital is limited to 1.25% of gross risk-weighted assets. The minimum leverage ratio for a bank holding company is 3.0% calculated by dividing Tier 1 capital by adjusted total assets. The impact of SFAS 115 is disregarded by banking regulators in determining compliance with capital requirements.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


CAPITAL RESOURCES (CONTINUED)

Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the COMPANY'S compliance with capital guidelines. The following table illustrates the COMPANY'S risk-weighted capital ratios at March 31, 1996:

                                                             MARCH 31, 1996
                                                            ----------------
              Common Shareholders' Equity ................   $  18,760,188
              Tier 1 Capital .............................   $  18,381,327
              Tier 2 Capital .............................   $   1,594,309
              Tier 1 and 2 Capital .......................   $  19,975,636
              Adjusted Total Assets ......................   $ 193,492,251
              Total Risk-Adjusted Assets .................   $ 127,544,705

              Leverage Ratio .............................            9.50%
              Tier 1 Risk-Based Capital Ratio.............           14.41%
              Tier 1 and Tier 2 Risk-Based Capital Ratio..           15.66%

LIQUIDITY

The COMPANY'S objective in managing liquidity is to maintain the ability to continue to meet the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing investment securities and investment securities available-for-sale, Federal funds sold and cash and deposits with banks. Along with its liquid assets, the COMPANY has additional sources of liquidity available to ensure that adequate funds are available as needed which include, but are not limited to, the purchase of Federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain deposits. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the period ended March 31, 1996, the adjustments to reconcile net income to net cash from operating activities consist mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, gain on sales of investment securities, net amortization of investment securities and net changes in other assets and liabilities. The most significant use of the net cash from investing activities was $4,819,000 in investment security purchases, $1,569,000 used to fund the net change in loans and $565,000 utilized for the purchase of the next generation of in-house Data Processing and Item Processing hardware and software. This was partially offset by $3,750,000 in security maturities. The use of funds was offset by a net cash infusion of $3,900,000 in deposits and Short-Term Obligations. For a more detailed illustration of the COMPANY'S sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

Management's opinion is that movements in interest rates affects the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do effect each other, but do not always move in correlation with each other. The COMPANY'S ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the COMPANY'S performance.

REGULATORY REVIEW
The COMPANY is subject to the regulatory requirements of The Federal Reserve System as a multi-bank holding company. The affiliate banks are subject to regulations of The Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Financial Institutions. Citizens-Strasburg was subject to a joint FDIC and Division of Financial Institutions regulatory safety and soundness review on March 26, 1996 as of the close of business on January 31, 1996. There were no significant findings, which upon implementation, would have a material effect on the holding company or its subsidiary banks.

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 Not applicable.

ITEM 5.          OTHER INFORMATION
                 Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8 K
                 (a) Exhibits

                 (b) Reports on Form 8 K

                          The COMPANY filed no Form 8 K's with the Securities Exchange Commission during the quarter ending March 31, 1996.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION
                                   FORM 10-Q


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







       May 1, 1996                     By: /s/ James W. Everson
- ------------------------------            --------------------------------------
        Date                               James W. Everson
                                           President and Chief Executive Officer





       May 1, 1996                     By: /s/ Ronald S. Blake
- -------------------------------           --------------------------------------
        Date                               Ronald S. Blake
                                           Treasurer

                                EXHIBIT INDEX



Exhibit Number                  Description
- --------------                  -----------
     27                         Financial Data Schedule