Form 10-Q
period 1996-06-30
UNITED BANCORP INC /OH/
filed 1996-08-13
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 1996

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               N/A        to      N/A
                               ------------------------------------
Commission File Number:                         0-16540
                                                -------

                              UNITED BANCORP, INC.
                              --------------------
           (Exact name of registrant as specified in its charter.)

                                 OHIO                                                            34-1405357
                                 ----                                                            ----------
(State or other jurisdiction of incorporation or organization)                       (IRS Employer Identification No.)


              FOURTH AT HICKORY STREET, MARTINS FERRY, OHIO  43935
              ----------------------------------------------------
            (Address of principal executive offices)  (Zip Code)

                                 (614) 633-0445
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ---       ---
     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.
      COMMON STOCK, $1.00 PAR VALUE 2,032,588 SHARES AS OF AUGUST 9, 1996
      -------------------------------------------------------------------

                              UNITED BANCORP, INC.
                               TABLE OF CONTENTS
                                   FORM 10-Q


PART I  FINANCIAL INFORMATION


 ITEM 1. Financial Statements (Unaudited)
   Condensed Consolidated Balance Sheets . . . June 30, 1996 and December 31, 1995        3

   Condensed Consolidated Statements of Income . . . Three and Six Months Ended
   June 30, 1996 and 1995                                                                 4

   Condensed Consolidated Statements of Cash Flows . . . Six Months Ended
   June 30, 1996 and 1995                                                                 5

   Notes to Condensed Consolidated Financial Statements                                6-13

 ITEM 2  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                          14-19

PART II  OTHER INFORMATION

 ITEM 1.
   Legal Proceedings                                                                     20

 ITEM 2.
   Changes in Securities                                                                 20

 ITEM 3.
   Default Upon Senior Securities                                                        20

 ITEM 4.
   Submission of Matters to a Vote of Security Holders                                   20

 ITEM 5.
   Other Information                                                                     21

 ITEM 6.
   Exhibits and Reports on Form 8-K                                                      21

   Signatures                                                                            22

                              UNITED BANCORP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)


                                                                                  JUNE 30,    DECEMBER 31,
                                                                                    1996         1995
                                                                                  --------    ------------
                                     ASSETS
Cash and due from banks                                                            $  5,730       $  6,382
Federal funds sold                                                                      500            600
                                                                                   --------       --------
  TOTAL CASH AND DUE FROM BANKS                                                       6,230          6,982

Investment securities available for sale                                             23,553         27,108
Investment securities held to maturity
(Estimated fair value of $31,036 at 06/30/96 and $29,986 at 12/31/95)                30,945         29,363

Loans
Commercial loans                                                                     10,476         10,802
Commercial real estate loans                                                         38,234         35,510
Real estate loans                                                                    34,240         33,294
Installment loans                                                                    43,132         43,077
                                                                                   --------       --------
  TOTAL LOANS                                                                       126,082        122,683

Allowance for loan losses                                                            (1,929)        (1,775)
                                                                                   --------       --------
  Net loans                                                                         124,153        120,908
Premises and equipment, net                                                           5,330          4,901
Accrued interest receivable and other assets                                          2,199          1,938
                                                                                   --------       --------
  TOTAL ASSETS                                                                     $192,410       $191,200
                                                                                   ========       ========
                                  LIABILITIES

Deposits
Noninterest bearing                                                                $ 12,263       $ 12,617
Interest bearing                                                                    154,105        153,987
                                                                                   --------       --------
  TOTAL DEPOSITS                                                                    166,368        166,604

Short-term borrowings                                                                 5,196          4,569
US Treasury note account                                                                627             64
Accrued expenses and other liabilities                                                1,194          1,511
                                                                                   --------       --------
  Total borrowings and other liabilities                                              7,017          6,144

  TOTAL LIABILITIES                                                                 173,385        172,748
                                                                                   --------       --------
                              SHAREHOLDERS' EQUITY
Common stock:($1 Par Value) 10,000,000 shares authorized; issued and outstanding:
  2,032,588 shares at 6/30/96 and 1,847,942 at 12/31/95                               2,033          1,848
Additional-paid-in-capital                                                           11,713          9,359
Retained earnings                                                                     5,283          6,946
Unrealized gain/(loss) on securities available for sale, net of tax                      (4)           299
  Total Shareholders' Equity                                                         19,025         18,452
                                                                                   --------       --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $192,410       $191,200
                                                                                   ========       ========





   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                       3

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)



                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      06/30/96       06/30/95       06/30/96      06/30/95
                                                                    -------------------------       -----------------------
INTEREST INCOME
Interest and fees on loans                                          $    2,808     $    2,571     $    5,593    $    4,966
Interest on investment securities
  Taxable                                                                  562            709          1,165         1,453
  Tax exempt                                                               266            240            512           484
Interest on federal funds sold                                              55             36             81            49
Dividends                                                                   11              1             11             1
                                                                    ----------     ----------     ----------    ----------
  TOTAL INTEREST INCOME                                                  3,702          3,557          7,362         6,953
                                                                    ----------     ----------     ----------    ----------
INTEREST EXPENSE
Deposits                                                                 1,565          1,584          3,112         3,082
Other                                                                       81             63            167           121
                                                                    ----------     ----------     ----------    ----------
  TOTAL INTEREST EXPENSE                                                 1,646          1,647          3,279         3,203
                                                                    ----------     ----------     ----------    ----------
NET INTEREST INCOME                                                      2,056          1,910          4,083         3,750
Provision for loan losses                                                 (122)           (98)          (233)         (169)
                                                                    ----------     ----------     ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      1,934          1,812          3,850         3,581
                                                                    ----------     ----------     ----------    ----------
NONINTEREST INCOME
Service charges on deposit accounts                                        158            143            301           261
Investment security gains, net                                              27             12             27            12
Other                                                                       76             83            189           204
                                                                    ----------     ----------     ----------    ----------
  TOTAL NONINTEREST INCOME                                                 261            238            517           477
                                                                    ----------     ----------     ----------    ----------
NONINTEREST EXPENSE
Salaries and employee benefits                                             664            653          1,343         1,295
Premises, furniture and equipment expense                                  204            188            392           399
Other operating expense                                                    473            487            909           993
                                                                    ----------     ----------     ----------    ----------
  TOTAL NONINTEREST EXPENSE                                              1,341          1,328          2,644         2,687
                                                                    ----------     ----------     ----------    ----------
INCOME BEFORE TAXES                                                        854            722          1,723         1,371
Provision for income taxes                                                (196)          (188)          (418)         (337)
                                                                    ----------     ----------     ----------    ----------
NET INCOME                                                          $      658     $      534     $    1,305    $    1,034
                                                                    ==========     ==========     ==========    ==========


PER SHARE DATA:
Earnings per common share                                           $     0.32     $     0.26     $     0.64    $     0.51
                                                                    ==========     ==========     ==========    ==========
Average number of shares outstanding                                 2,032,588      2,032,588      2,032,588     2,032,588
Dividends per common share                                          $     0.11     $     0.09     $     0.21    $     0.18




   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                       4

                              UNITED BANCORP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)


                                                                                             SIX MONTHS ENDED
                                                                                         06/30/96         06/30/95
                                                                                         -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $ 1,305          $ 1,034
Adjustments to reconcile net income to net cash from operating activities                 -------          -------
  Depreciation and amortization                                                               214              198
  Amortization of intangibles                                                                  42               44
  Provision for loan losses                                                                   233              169
  Deferred taxes                                                                               26               55
  Federal Home Loan Bank stock dividend                                                       (11)
  Gain on sale/call of investment securities                                                  (27)             (12)
  Amortization of investment securities, net                                                    5               43
Net changes in:
  Accrued interest receivable and other assets                                               (302)             252
  Accrued expenses and other liabillities                                                    (183)            (231)
                                                                                          -------          -------
NET CASH FROM OPERATING ACTIVITIES                                                          1,302            1,552
                                                                                          -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment securities available for sale
  Proceeds from sales of investment securities                                              3,015              500
  Proceeds from maturities/calls of investment securities                                   8,250
  Purchase of investment securities                                                        (8,120)            (748)
Investment securities held to maturity
  Proceeds from maturities/calls of investment securities                                   2,806            3,075
  Purchase of investment securities                                                        (4,406)            (176)
Net change in loans                                                                        (3,479)          (7,649)
Property and equipment expenditures                                                          (645)             (50)
                                                                                          -------          -------
NET CASH FROM INVESTING ACTIVITIES                                                         (2,579)          (5,048)
                                                                                          -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                       (236)           1,911
Net change in short-term obligations                                                        1,190            1,102
Cash dividends                                                                               (429)            (370)
                                                                                          -------          -------
NET CASH FROM FINANCING ACTIVITIES                                                            525            2,643
                                                                                          -------          -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (752)            (853)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              6,982            6,730
                                                                                          -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 6,230          $ 5,877
                                                                                          =======          =======






   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                       5

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following is a summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements.

     NATURE OF OPERATIONS
     The accompanying condensed consolidated financial statements include the accounts of United Bancorp, Inc. (COMPANY) and its wholly owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio (CITIZENS-MARTINS FERRY) and The Citizens-State Bank of Strasburg, Strasburg, Ohio (CITIZENS-STRASBURG). For purposes of consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year of 1996.

     The COMPANY is engaged in the business of commercial and retail banking in Belmont, Tuscarawas and Carroll Counties and the surrounding localities in north central and eastern Ohio. The subsidiary Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS-MARTINS FERRY conducts its business through its main office in Martins Ferry, Ohio and two branches located in Bridgeport and Colerain, Ohio. CITIZENS-STRASBURG conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio.

     These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the COMPANY at June 30, 1996 and its results of operations and statements of cash flows for the periods presented. These adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1995 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report To Shareholders for the year ended December 31, 1995.

     INVESTMENT SECURITIES
     The COMPANY classifies securities into held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those which the COMPANY has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the COMPANY may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. The COMPANY had no trading securities through June 30, 1996.

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

     Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirement. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, consumer automobile, boat and home equity loans.
     Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and nonperforming and past due asset disclosures.

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

     OTHER REAL ESTATE
     Other real estate is included in other assets at fair value, less estimated costs to sell. Any reduction from the carrying value of the related loan to estimated fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the estimated fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred. There was no other real estate held at June 30, 1996 and at December 31, 1995.

     INCOME TAXES
     The COMPANY follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

     EARNINGS AND DIVIDENDS PER COMMON SHARE
     Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. On April 17, 1996, an additional 10% share dividend was approved for all shareholders of record on May 20, 1996 and distributed on June 20, 1996. This stock dividend was recorded by transferring the fair market value of the shares issued from Retained Earnings to Common Stock and Additional-Paid-In-Capital. All per share data has been retroactively adjusted for the stock dividend. The weighted average number of shares used in the computation of earnings per share was 2,032,588 for the comparative periods presented. Stock options outstanding do not presently have a dilutive effect of greater than 3% on earnings per common share and are therefore not considered for purposes of the earnings per share disclosure.

     STATEMENT OF CASH FLOWS
     For purposes of the Statements of Cash Flows, the COMPANY considers "cash and cash equivalents" to include cash, non interest bearing deposits with financial institutions and Federal funds sold. The COMPANY reports net cash flows for Federal funds sold, customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other borrowed funds. For the periods ended June 30, 1996 and June 30, 1995, the COMPANY paid $3,304,000 and $3,207,000 in interest on deposits and other borrowings and $485,000 and $294,000 for income taxes, respectively.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


2.   INVESTMENT SECURITIES
     The amortized cost and estimated fair value of investment securities are as follows:




                                                                                                JUNE 30, 1996
                                                                     AMORTIZED           GROSS            GROSS        ESTIMATED
                                                                       COST         UNREALIZED GAIN   UNREALIZED LOSS  MARKET VALUE


     INVESTMENT SECURITIES AVAILABLE FOR SALE
     US Treasury obligations                                          $ 4,457,054        $ 46,926                    $ 4,503,980
     US Agency obligations                                             18,042,745          63,015       ($125,935)    17,979,825
     State and Municipal obligations                                      456,531           9,273                        465,804
     Other investments                                                    603,400                                        603,400
                                                                      -----------        --------       ---------    -----------
       TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE                 $23,559,730        $119,214       ($125,935)   $23,553,009
                                                                      ===========        ========       =========    ===========
     Investment Securities Held To Maturity
     US Agency obligations                                            $10,771,323                       ($215,388)   $10,555,935
     State and Municipal obligations                                   20,173,778        $341,056         (35,228)    20,479,606
                                                                      -----------        --------       ---------    -----------
       Total Investment Securities Held To Maturity                   $30,945,101        $341,056       ($250,616)   $31,035,541
                                                                      ===========        ========       =========    ===========


                                                                                                DECEMBER 31, 1995
                                                                      AMORTIZED        GROSS             GROSS          ESTIMATED
                                                                        COST      UNREALIZED GAIN   UNREALIZED LOSS    MARKET VALUE
     INVESTMENT SECURITIES AVAILABLE FOR SALE
     US Treasury obligations                                          $ 6,937,596        $171,964         ($4,061)*  $ 7,105,499
     US Agency obligations                                             18,789,021         270,386          (1,779)    19,057,628
     State and Municipal obligations                                      336,419          16,822                        353,241
     Other investments                                                    591,900                                        591,900
                                                                      -----------        --------       ---------    -----------
       TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE                 $26,654,936        $459,172         ($5,840)   $27,108,268
                                                                      ===========        ========       =========    ===========
     INVESTMENT SECURITIES HELD TO MATURITY
     US Agency obligations                                            $12,397,123          $8,533        ($84,591)   $12,321,065
     State and Municipal obligations                                   16,965,114         749,374         (49,641)    17,664,847
                                                                      -----------        --------       ---------    -----------
       TOTAL INVESTMENT SECURITIES HELD TO MATURITY                   $29,362,237        $757,907       ($134,232)   $29,985,912



Total proceeds from sales of investment securities classified as available for sale for the six month period ended June 30, 1996 were $3,015,469 with $26,520 realized as gross gains on those sales. Total proceeds from sales of investment securities classified as available for sale for the six months ended June 30, 1995 were $500,312. Gross gains of $11,778 were realized on those sales.

The amortized cost and estimated fair value of debt securities at June 30, 1996 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. The average interest rates are based in coupon rates adjusted for amortization and accretion. Yields on investment securities available for sale have been computed on the basis of amortized cost. Yields on tax-exempt securities have been computed on a tax equivalent basis.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q




 INVESTMENT SECURITIES AVAILABLE FOR SALE                  AMORTIZED    ESTIMATED       WEIGHTED       AVERAGE
                 06/30/96                                   COST       FAIR VALUE  AVERAGE MATURITY    YIELD

US TREASURY OBLIGATIONS
  0 - 3    Months                                         $   751,823  $   752,857          2.5 Mos        5.51%
  6 - 12  Months                                              497,502      503,780          9.0 Mos.       7.50%
  1 - 2    Years                                              477,101      488,593  2 Yrs                  7.72%
  2 - 5    Years                                            2,730,628    2,758,750  2 Yrs   6.4 Mos.       6.92%
                                                          -----------  -----------  ----------------       -----
  Total                                                     4,457,054    4,503,980  1 Yr   10.6 Mos.       6.83%
                                                          -----------  -----------  ----------------       -----
US AGENCY OBLIGATIONS
  0 - 3    Months                                           1,000,838    1,005,469          2.6 Mos.       7.58%
  6 - 12  Months                                            2,010,709    2,030,222          8.8 Mos.       6.67%
  1 - 2    Years                                            3,959,779    3,995,991  1 Yr    5.5 Mos.       6.80%
  2 - 5    Years                                            9,072,025    9,037,675  4 Yrs   2.5 Mos.       6.88%
  5 - 10  Years                                             1,999,394    1,910,468  7 Yrs   9.0 Mos.       6.82%
                                                          -----------  -----------  ----------------       -----
  Total                                                    18,042,745   17,979,825  3 Yrs   4.7 Mos.       6.87%
                                                          -----------  -----------  ----------------       -----
STATE AND MUNICIPAL OBLIGATIONS
  5 - 10  Years                                               336,531      345,204  8 Yrs   5.3 Mos.       8.37%
 Over 10 Years                                                120,000      120,600  11 Yrs  5.0 Mos.       8.33%
                                                          -----------  -----------  ----------------       -----
  Total                                                       456,531      465,804  9 Yrs   2.6 Mos.       8.36%
                                                          -----------  -----------  ----------------       -----
OTHER INVESTMENTS?
  Equity securities                                           603,400      603,400
                                                          -----------  -----------  ----------------       -----
  TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE          $23,559,730  $23,553,009  3 Yrs   2.6 Mos.       6.89%
                                                          ===========  ===========  ================       =====





  INVESTMENT SECURITIES HELD TO MATURITY                   AMORTIZED    ESTIMATED       WEIGHTED       AVERAGE
              06/30/96                                       COST       FAIR VALUE  AVERAGE MATURITY    YIELD
US AGENCY OBLIGATIONS
  0 - 3    Months                                         $   500,000  $   499,843           .3 Mos.       5.10%
  3 - 6    Months                                             500,000      497,812          4.5 Mos.       4.62%
  6 - 12  Months                                              673,214      669,302          7.9 Mos.       5.11%
  1 - 2    Years                                            3,499,997    3,442,925  1 Yr    8.0 Mos.       5.35%
  2 - 5    Years                                            5,598,112    5,446,053  2 Yrs  11.0 Mos.       5.71%
                                                          -----------  -----------  ----------------       -----
  Total                                                    10,771,323   10,555,935  2 Yrs   1.4 Mos.       5.48%
                                                          -----------  -----------  ----------------       -----
STATE AND MUNICIPAL OBLIGATIONS
  0 - 3    Months                                              45,036       44,987          1.0 Mos.       6.74%
  3 - 6    Months                                             776,706      777,907          5.2 Mos.       6.62%
  6 - 12  Months                                              145,380      144,853         10.3 Mos.       5.37%
  1 - 2    Years                                              492,786      490,434  1 Yr    3.7 Mos.       7.06%
  2 - 5    Years                                            4,714,779    4,868,814  3 Yrs   9.3 Mos.       8.55%
  5 - 10  Years                                            13,512,840   13,677,668  6 Yrs  10.2 Mos.       8.00%
  Over 10 Years                                               486,251      474,943  10 Yrs  6.9 Mos.       7.69%
                                                          -----------  -----------  ----------------       -----
  Total                                                    20,173,778   20,479,606  5 Yrs   9.4 Mos.       8.02%
                                                          -----------  -----------  ----------------       -----
  TOTAL INVESTMENT SECURITIES HELD TO MATURITY            $30,945,101  $31,035,541  4 Yrs   6.1 Mos.       7.14%
                                                          ===========  ===========  ================       =====

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


2.   INVESTMENT SECURITIES (CONTINUED)
     Securities with a par value of approximately $22,231,000 at June 30, 1996 and $22,485,000 at December 31, 1995 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

3.   LOANS
     The COMPANY has, and expects to have in the future, banking transactions with directors and officers of the COMPANY and its subsidiaries. Loans to such borrowers, their immediate families, affiliated corporations, and other entities in which they own more than a 10% voting interest are summarized below:

Aggregate balance - December 31, 1995               $2,972,508
  New loans                                            624,160
  Repayments                                        (1,273,215)
                                                    ----------
Aggregate balance - June 30, 1996                   $2,323,453
                                                    ==========


4.   ALLOWANCE FOR LOAN LOSSES
     The allowance in the allowance for loan losses is summarized as follows:


                                                       1996              1995
                                                    ----------        ----------
Balance 01/01/96 and 01/01/95                       $1,775,383        $1,437,734
  Provision charged to operating expense               233,400           465,000
  Loans charged-off                                   (108,312)         (151,200)
  Recoveries                                            28,528            23,849
                                                    ----------        ----------
Balance 06/30/96 and 12/31/95                       $1,928,999        $1,775,383
                                                    ==========        ==========


     There were no loans at June 30, 1996 and December 31, 1995 for which impairment was required to be evaluated on an individual , loan by loan basis. The average outstanding balance of impaired loans for the six months ended June 30, 1996 and June 30, 1995 was $0 and $59,000, respectively. There was no interest recognized on a cash received basis on impaired loans for the six moths ended June 30, 1996 and June 30, 1995. Loans past due 90 days or more were not significant at June 30, 1996.

5.   PREMISES AND EQUIPMENT
     Premises and equipment, at cost, and accumulated depreciation and amortization as of June 30, 1996 and December 31, 1995 are as follows:



                                                       1996              1995
                                                       ----              ----
Buildings and land                                  $5,297,333        $5,302,750
Furniture and equipment                              2,587,396         2,224,331
Computer software                                      626,774           385,587
                                                    ----------        ----------
  Total                                              8,511,503         7,912,668
Accumulated depreciation and amortization            3,181,239         3,011,431
                                                    ----------        ----------
Premises and equipment, net                         $5,330,264        $4,901,237
                                                   ===========        ==========

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


6.   COMMITMENTS AND CONTINGENCIES
     The COMPANY'S subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business, to meet the financing needs of their customers. These financial instruments include lines of credit and commitments to make loans. The COMPANY'S exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The COMPANY follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

                                                    JUNE 30,        DECEMBER 31,
                                                      1996              1995
                                                    --------         -----------
Commitments to extend credit                       $10,948,000       $11,833,000
Standby letters of credit                              146,000           286,000


     Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. The COMPANY does not anticipate any losses as result of these commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Collateral obtained upon the exercise of the commitment is determined using the COMPANY'S evaluation of the borrower, and may include business assets, real estate and other items.

     The COMPANY on an ongoing basis, is a defendant in legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the COMPANY'S financial statements.

     At June 30, 1996 and December 31, 1995, the COMPANY was required to have $656,000 and $694,000, respectively, of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements. These balances do not earn interest.

7.   CONCENTRATION OF CREDIT RISK
     The Banks grant commercial, commercial real estate, real estate and installment loans to customers mainly in Belmont, Tuscarawas and Carroll Counties and the surrounding localities. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate. At June 30, 1996 and December 31, 1995, total commercial and commercial real estate loans made up 38.6% and 37.8%, respectively of the loan portfolio, with 30.6% and 28.4% of these loans secured by commercial and residential real estate and business assets in the Columbus, Ohio area. Installment loans account for 34.2% and 35.1% of the loan portfolio and are secured by consumer assets including automobiles which account for 79.1% and 76.5%, respectively of the installment loan portfolio. Real estate loans comprise 27.2% of the loan portfolio as of June 30, 1996 and December 31, 1995, respectively and primarily include first mortgage loans on residential properties and home equity lines of credit.

     Included in cash and due from banks and Federal funds sold as of June 30, 1996 and December 31, 1995 is $3,284,850 and $2,313,146, respectively on deposit with Mellon Bank, NA, Pittsburgh, Pennsylvania.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


8.   BENEFIT PLANS
     The COMPANY adopted a nonqualified stock option plan on November 21, 1995, ratified by shareholders on April 17, 1996. Options granted under this plan shall not exceed 5% of the total number of shares of Common Stock outstanding at the date of grant. The option purchase price shall be determined by a committee, but shall be no less than 100% of the fair market value of the shares on the date of grant. Generally, no stock option will be exercisable after the expiration of ten years from the date it is granted. The options become exercisable in whole at the end of nine years and three months except to the extent certain performance goals are achieved, thereby allowing the options to be exercised in whole or in part in five years. On November 21, 1995, the COMPANY granted 16 options to buy shares of common stock at an option price of $13.58 per share adjusted for the 10% Stock Dividend Distributed June 20, 1996.

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

9.   DIVIDEND RESTRICTION
     Dividends paid by the subsidiary banks are the primary source of funds available to the COMPANY for payment of dividends to shareholders and for other working capital needs. Applicable state statutes and regulations impose restrictions on the amount of dividends that may be declared by the COMPANY. Those restrictions generally limit dividends to the current and prior two years earnings, (as defined), totaling $3,790,000 as of June 30, 1996. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions would not limit the COMPANY'S ability to pay normal dividends.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


     In the following pages, Management presents an analysis of UNITED BANCORP, INC.'S financial condition at June 30, 1996 compared to December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 compared to the same three and six month periods ended June 30, 1995. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

     UNITED BANCORP, INC. is a multi-bank holding company located in Martins Ferry, Ohio. The COMPANY originally became incorporated as a one bank holding company in July of 1983, through the acquisition of 100% of the voting stock of The Citizens Savings Bank of Martins Ferry, Ohio As a shell holding company, the COMPANY is headquartered at the main office location of The Citizens Savings Bank at 4th at Hickory Street, Martins Ferry, Ohio. The COMPANY became a multi-bank holding company in December of 1986, through the purchase of 100% of the voting stock of The Citizens-State Bank of Strasburg, Strasburg, Ohio. UNITED BANCORP, INC.'S common stock has been traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the trading symbol of UBCP since February of 1993.

     The markets served by both Bank subsidiaries are rich in tradition, culture and heritage. CITIZENS-MARTINS FERRY meets the commercial banking needs of residents, businesses and industry of the eastern reaches of the upper Ohio Valley. This area is experiencing a renaissance through diversification of its economy. Industry is modernizing while new centers of technology and retail complexes are strengthening the economic base. CITIZENS-STRASBURG serves the market area of northeastern Ohio, including the Dover and New Philadelphia market areas and portions of the Akron-Canton metropolitan areas. The residential communities of this service area continue to prosper, driven by an economy fueled by light industry. Both Bank subsidiaries serve the traditional needs of their customers while always reaching toward tomorrow by introducing new technologies, products and services.

     FINANCIAL CONDITION

     EARNING ASSETS

     LOANS
     At June 30, 1996, gross loans were $126,082,000 compared to $122,683,000 at December 31, 1995, representing an increase of 2.77%. Commercial real estate lending continues to maintain steady growth with a 7.67% increase in volume compared to December 31, 1995. Real estate lending is also showing signs of continued growth with a slight increase of 2.84% over year end volume. Installment lending for the second quarter has softened somewhat with less than 1% growth, however, it is anticipated that the current downturn in consumer lending is a short-term decline rather than a negative long-term decline developing within the local marketplace.

     The COMPANY maintains a well balanced portfolio with continued involvement in all types of consumer lending, as well as the more common types of domestic commercial lending. CITIZENS-MARTINS FERRY has continued to be aggressive in the indirect automobile lending market. Current growth levels notwithstanding, the market for this product offering within the competitive lending areas of both Bank subsidiaries continues to provide optimism for growth.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


     LOANS (CONTINUED)
     The indirect lending type of financing carries somewhat more risk than real estate lending, however, is also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the two communities housing the COMPANY'S eight branch locations.

     The ongoing expansion and development of the commercial lending portfolios at both subsidiary Banks has provided numerous opportunities for additional market penetration within the local market and also outside local market areas. The various types of commercial loans as a mix of the total portfolio continue to be diverse, with no material concentration in any one industry. Risk associated with local economic dependence upon a single employer is not considered to be material.

     Out of area loans occur mostly in the Columbus and Akron-Canton, Ohio areas. Lending beyond the local area has been for low risk projects and for borrowers with substantial net worth. The majority of these loans are secured by real estate. A slight concentration of loans continues to develop in the hotel and motel industry and in loans for the construction or expansion of churches. None of the loans in these two industries is delinquent or has been classified and neither industry exceeded 10% of loans.

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

     INVESTMENT SECURITIES
     Investment securities available for sale at June 30, 1996 decreased $3,555,000, or 13.11% from December 31, 1995 totals. This downward movement resulted partially from the liquidity needs necessary to sustain known and anticipated loan growth at both Bank subsidiaries as well as shifting more investments to state and municipal obligations holdings. The investment securities held to maturity increased $1,582,000, or 5.39% over December 31, 1995 totals primarily through the acquisition of municipal bonds, partially offset by maturities of U.S. Government agency obligations.

     The investment portfolio is comprised of U.S. Treasury notes and other U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The COMPANY does not hold any collateralized mortgage-backed securities or derivatives. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non rated bonds of local schools, townships and municipalities, based on their known levels of credit risk.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


     SOURCES OF FUNDS

     DEPOSITS
     The COMPANY'S primary source of funds is core deposits from retail and business customers. These core deposits include interest bearing and noninterest bearing deposits, excluding certificates of deposit over $100,000. Total core deposits remained unchanged during the six months ended June 30, 1996. The COMPANY'S deposits from public agencies, including local school districts, city and township municipalities, public works facilities and others may tend to be more seasonal in nature resulting from the receipt and disbursement of state and Federal grants. These entities have maintained fairly static balances with the COMPANY due to non similar funding and disbursement timeframes.

     Certificates of deposit over $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 1996, certificates of deposit over $100,000 remained unchanged from December 31, 1995 totals.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS
     Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Federal funds purchased, Treasury, Tax & Loan note payable and Federal Home Loan Bank advances. June 30, 1996 total short-term borrowings increased $1,190,000, or 25.69% over December 31, 1995 totals due primarily to increased daily sweep account balances.

     PERFORMANCE OVERVIEW
     Net income for the three months ended June 30, 1996 increased $124,000, or 23.22% over the same three month period in 1995. The six month comparison for June 30, 1996 shows an increase of $271,000, or 26.21% over the same six month period in 1995. This annualized six month performance yielded a Return on Average Assets of 1.35% and a Return on Average Equity of 13.90%. The increase in earnings for the three and six months ended June 30, 1996 were primarily the result of continued loan growth in higher yielding commercial and commercial real estate portfolios, with only moderate increases to the cost of funds on depository products. The COMPANY also had higher levels of fee income related to deposit accounts because of higher levels of service charge and overdraft activity. Finally, the COMPANY realized security gains of $26,519 on investment securities sold from the available for sale portion of the portfolio.

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

     Total interest income for the three and six months ended June 30, 1996 when compared to the same three and six month ended June 30, 1995 increased 4.04% and 5.87% respectively. Interest and fees on loans increased 9.22% and 12.63% for the three and six months ended June 30, 1996.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


     PERFORMANCE OVERVIEW (CONTINUED)
     Total interest expense for the three months ended June 30, 1996 decreased less than 1% and the six month interest expense increased only 2.34% over the same periods in 1995. This slight change in cost of funds over the previous year reflects the COMPANY'S softened deposit growth in conjunction with a continuation of only moderate increases in interest rates during 1996.

     NONINTEREST INCOME AND EXPENSE
     Noninterest income for the three and six month periods presented increased $22,000, or 9.24% and $39,000, or 8.18%, respectively. Increases were primarily due to increased service fee income on deposits and increased gains on sales of investment securities.

     Noninterest expense for the three months ended June 30, 1996 increased less than 1% over the three months ended June 30, 1995. Noninterest expense for the six month comparative period decreased 1.61%. Cost savings realized from the new generation Item Processing equipment helped offset the related depreciation expense increases effective during the second quarter of 1996. From a comparative basis, the COMPANY continues to outperform the 1995 period totals in noninterest expense largely due to reduced FDIC premium expenses which were realigned during the third quarter of 1995.

     CAPITAL RESOURCES
     Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the COMPANY. Shareholder equity at June 30, 1996 was $19,025,000 compared to $18,452,000 at December 31,
     1995, a 3.11% increase. Equity at June 30, 1996 includes a $4,000 unrecognized loss in equity due to the after tax impact of the fair value of securities categorized as available for sale as compared to a $299,000 increase in equity at December 31, 1995. Total shareholder's equity in relation to total assets was 9.89% at June 30, 1996 compared to 9.65% at December 31, 1995. The ratios for Average Equity-to-Average Total Assets at June 30, 1996 and December 31, 1995 were 9.74% and 9.10%, respectively.

     On February 20, 1996, the COMPANY issued a Prospectus describing initiation of a Dividend Reinvestment Plan (The Plan) for shareholders under which the COMPANY'S common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan provides an economical and convenient method for the holders of shares of the COMPANY'S common stock to purchase additional shares of common stock at market prices and without payment of brokerage commissions or service charges. The Plan does not represent a change in the COMPANY'S dividend policy or a guarantee of future dividends. Shareholders who do not wish to participate in the Plan will continue to receive cash dividends, as declared in the usual and customary manner. The COMPANY has approved the issuance of 150,000 authorized and unissued shares of the COMPANY'S common stock for purchase under The Plan. To date, all shares purchased by the Plan have been on the open market.

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

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


     CAPITAL RESOURCES(CONTINUED)
     In order to monitor relative levels of risk throughout the financial institution industry, the Federal Reserve Board classifies capital into two tiers. Tier 1 capital consists of common shareholders' equity, non cumulative and cumulative perpetual preferred stock, and minority interest less goodwill. Tier 2 capital consists of allowance for loan and lease losses, perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. All banks are required to meet a minimum ratio of 8.0% of qualifying total capital to risk-adjusted total assets. The tier 1 capital ratio must be at least 4.0%. Capital qualifying as tier 2 capital is limited to 1.25% of gross risk-weighted assets. The minimum leverage ratio for a bank holding company is 3.0% calculated by dividing tier 1 capital by adjusted total assets. The impact of SFAS 115 is disregarded by banking regulators in determining compliance with capital requirements.

     Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the COMPANY'S compliance with capital guidelines. The following table illustrates the COMPANY'S risk-weighted capital ratios at June 30, 1996:

                                                             06/30/96
                                                           -----------
     Common Shareholders' Equity                           $19,025,000
     Tier 1 Capital                                        $18,834,000
     Tier 2 Capital                                         $1,595,000
     Tier 1 and 2 Capital                                  $20,430,000
     Adjusted Total Assets                                $194,066,000
     Total Risk Adjusted Assets                           $127,631,000

     Leverage Ratio                                               9.70%
     Tier 1 Risk-Based Capital Ratio                             14.76%
     Tier 1 and Tier 2 Risk-Based Capital Ratio                  16.01%



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

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


     LIQUIDITY(CONTINUED)
     For the period ended June 30, 1996, the adjustments to reconcile net income to net cash from operating activities consist mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, gain on sales of investment securities, net amortization of investment securities and net changes in other assets and liabilities. The most significant use of the net cash from investing activities was $12,526,000 in investment security purchases, $3,479,000 used to fund the net change in loans and $645,000 utilized for the purchase of the next generation of in-house Data Processing and Item Processing hardware and software. This was partially offset by $14,071,000 in proceeds from investment securities sold, called or maturing. Financing activities include net changes in deposits and short-term borrowings and cash dividends paid. Short-term obligations were the primary source of funds providing a net cash infusion of $1,190,000. For a more detailed illustration of the COMPANY'S sources and uses of cash, refer to the condensed consolidated statements of cash flows.


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


     ITEM 1.  LEGAL PROCEEDINGS
                   Not applicable.

     ITEM 2.  CHANGES IN SECURITIES
                   Not applicable.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                   Not applicable.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders' on April 17, 1996:

               -  Compensation for Outside Directors to continue to be set  at $1,000 per year as retainer and $225 per meeting attended.

                    Roll Call:       Ayes: 1,357,200                      Nays: 30,540                        Abstaining: 69,780

               -  Number of Directors to be set at a minimum of nine and a maximum of thirteen.


                    Roll Call:       Ayes: 1,357,200                      Nays: 30,540                        Abstaining: 69,780

               -  Election of Directors for the Class of 1998 to include the following:

                    John H. Clark, Jr.      Ayes: 1,407,357           Nays: 25,181                  Abstaining: 24,982
                    Michael J. Arciello     Ayes: 1,389,405           Nays: 43,133                  Abstaining: 24,982
                    Dr. Leon F. Favede      Ayes: 1,389,405           Nays: 43,133                  Abstaining: 24,982


               -  Ratify and approve United Bancorp, Inc. Stock Option Plan as proposed in the Proxy Statement.

                    Roll Call:     Ayes: 1,349,934         Nays: 94,909          Abstaining: 12,677

               -  Crowe, Chizek and Company LLP, Independent Certified Public Accountants to continue to serve as the
                  COMPANY'S external audit firm for the fiscal year 1996.

                    Roll Call:     Ayes: 1,413,572         Nays: 43,649          Abstaining: 299



                              UNITED BANCORP, INC.
                               OTHER INFORMATION
                                  FORM 10 - Q


     PART II - OTHER INFORMATION (CONTINUED)


                   ITEM 5.  OTHER INFORMATION
                            Not applicable.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

                   (a)  Exhibits

                   (b)  Reports on Form 8 K

                        The COMPANY filed no form 8 Ks with the Securities Exchange Commission during the quarter ending June 30, 1996.

                             UNITED BANCORP, INC.
                               OTHER INFORMATION
                                  FORM 10 - Q






     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





 August 9, 1996                        By: /s/ James W. Everson
 --------------                        -------------------------------------
   Date                                James W. Everson
                                       President and Chief Executive Officer





 August 9, 1996                        By: /s/ Ronald S. Blake
 --------------                        -------------------------------------
   Date                                Ronald S. Blake
                                       Treasurer

                                                            SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                    DESCRIPTION                           PAGE
- - -------                   -----------                       -------------

 27       --     Financial Data Schedule