Form 10-Q
period 1996-09-30
UNITED BANCORP INC /OH/
filed 1996-11-12
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     SEPTEMBER  30, 1996

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             N/A           to         N/A
                                   ----------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     -----

     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

     COMMON STOCK, $1.00 PAR VALUE 2,033,385 SHARES AS OF OCTOBER 30, 1996

PART I  FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited)
    Condensed Consolidated Balance Sheets . . . September 30, 1996
     and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    Condensed Consolidated Statements of Income . . . Three and Nine Months Ended September 30, 1996 and 1995 . . . .  4

    Condensed Consolidated Statements of Cash Flows . . . Nine Months Ended
    September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .   6 - 13

  ITEM 2  Management's Discussion and Analysis of Financial Condition
    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14 - 19

PART II  OTHER INFORMATION

  ITEM 1.
    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

  ITEM 2.
    Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

  ITEM 3.
    Default Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

  ITEM 4.
    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

  ITEM 5.
    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

  ITEM 6.
    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

                             UNITED BANCORP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           FORM 10-Q (IN THOUSANDS)

                                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                                   1996                 1995
                                                                                               -------------         ------------
                                                     ASSETS
Cash and due from banks                                                                         $  6,604               $  6,382
Federal funds sold                                                                                 4,210                    600
                                                                                                --------               --------
  TOTAL CASH AND DUE FROM BANKS                                                                   10,814                  6,982

Investment securities available for sale                                                          24,806                 27,108
Investment securities held to maturity
(Estimated fair value of $30,985 at 09/30/96 and $29,986 at 12/31/95)                             30,718                 29,363

LOANS
Commercial loans                                                                                  10,481                 10,802
Commercial real estate loans                                                                      40,224                 35,510
Real estate loans                                                                                 34,129                 33,294
Installment loans                                                                                 42,645                 43,077
                                                                                                --------               --------
  TOTAL LOANS                                                                                    127,479                122,683

Allowance for loan losses                                                                         (1,999)                (1,775)
                                                                                                --------               --------
  Net loans                                                                                      125,480                120,908

Premises and equipment, net                                                                        5,264                  4,901

Accrued interest receivable and other assets                                                       2,416                  1,938
                                                                                                --------               --------

  TOTAL ASSETS                                                                                  $199,498               $191,200
                                                                                                ========               ========

                                                  LIABILITIES

DEPOSITS
Noninterest bearing                                                                             $ 13,246               $ 12,617
Interest bearing                                                                                 157,953                153,987
                                                                                                --------               --------
  TOTAL DEPOSITS                                                                                 171,199                166,604

Short-term borrowings                                                                              6,783                  4,569
US Treasury note account                                                                             746                     64
Accrued expenses and other liabilities                                                             1,346                  1,511
                                                                                                --------               --------
  TOTAL BORROWINGS AND OTHER LIABILITIES                                                           8,875                  6,144

  TOTAL LIABILITIES                                                                              180,074                172,748
                                                                                                --------               --------

                                              SHAREHOLDERS' EQUITY
Common stock:($1 Par Value) 10,000,000 shares authorized; issued and outstanding:
 2,032,588 shares at 9/30/96 and 1,847,942 at 12/31/95                                             2,033                  1,848
Additional-paid-in-capital                                                                        11,713                  9,359
Retained earnings                                                                                  5,691                  6,946
Unrealized gain/(loss) on securities available for sale, net of tax                                  (13)                   299
                                                                                                --------               --------
  TOTAL SHAREHOLDERS' EQUITY                                                                      19,424                 18,452
                                                                                                --------               --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $199,498               $191,200
                                                                                                ========               ========


  SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           FORM 10-Q (IN THOUSANDS)


                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                             1996       1995         1996      1995
                                                       ----------------------  ----------------------
INTEREST INCOME
Interest and fees on loans                             $    2,898  $    2,737  $    8,491  $    7,703
Interest on investment securities
  Taxable                                                     538         688       1,703       2,142
  Tax exempt                                                  274         242         786         726
Interest on federal funds sold                                 46          18         127          67
Dividends                                                      18           0          29           0
                                                       ----------  ----------  ----------  ----------
  TOTAL INTEREST INCOME                                     3,774       3,685      11,136      10,638
                                                       ----------  ----------  ----------  ----------

INTEREST EXPENSE
Deposits                                                    1,631       1,581       4,743       4,663
Other                                                          76          95         243         216
                                                       ----------  ----------  ----------  ----------
  TOTAL INTEREST EXPENSE                                    1,707       1,676       4,986       4,879
                                                       ----------  ----------  ----------  ----------

NET INTEREST INCOME                                         2,067       2,009       6,150       5,759
Provision for loan losses                                    (111)       (125)       (344)       (294)
                                                       ----------  ----------  ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,956       1,884       5,806       5,465
                                                       ----------  ----------  ----------  ----------

NONINTEREST INCOME
Service charges on deposit accounts                           152         137         453         397
Investment security gains, net                                  -           -          27          12
Other                                                          96          73         285         278
                                                       ----------  ----------  ----------  ----------
  TOTAL NONINTEREST INCOME                                    248         210         765         687
                                                       ----------  ----------  ----------  ----------

NONINTEREST EXPENSE
Salaries and employee benefits                                662         658       2,005       1,953
Premises, furniture and equipment expense                     221          48         613         447
Other operating expense                                       475         522       1,384       1,515
                                                       ----------  ----------  ----------  ----------
  TOTAL NONINTEREST EXPENSE                                 1,358       1,228       4,002       3,915
                                                       ----------  ----------  ----------  ----------

INCOME BEFORE TAXES                                           846         866       2,569       2,237
Provision for income taxes                                   (214)       (229)       (632)       (566)
                                                       ----------  ----------  ----------  ----------

NET INCOME                                             $      632  $      637  $    1,937  $    1,671
                                                       ==========  ==========  ==========  ==========


PER SHARE DATA:
Earnings per common share                              $     0.31  $     0.31   $    0.95   $    0.82
                                                       ==========  ==========  ==========  ==========

Average number of shares outstanding                    2,032,588   2,032,588   2,032,588   2,032,588

Dividends per common share                                  $0.11       $0.10       $0.32       $0.28




  SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             UNITED BANCORP, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FORM 10-Q (IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                        1996        1995
                                                                      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 1,937       $ 1,671
Adjustments to reconcile net income to net cash
    from operating activities
  Depreciation and amortization                                           331           272
  Amortization of intangibles                                              69            66
  Provision for loan losses                                               344           294
  Deferred taxes                                                          (39)           91
  Federal Home Loan Bank stock dividend                                   (29)
  Gain on sale/call of investment securities                              (27)          (12)
  Amortization of investment securities, net                                8            60
Net changes in:
  Accrued interest receivable and other assets                           (521)           19
  Accrued expenses and other liabillities                                  43          (143)
                                                                      -------       -------
Net cash from Operating Activities                                      2,116         2,318
                                                                      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment securities available for sale
  Proceeds from sales of investment securities                          3,623           500
  Proceeds from maturities/calls of investment securities              10,000
  Purchase of investment securities                                   (11,697)       (2,144)
Investment securities held to maturity
  Proceeds from maturities/calls of investment securities               3,435         6,224
  Purchase of investment securities                                    (4,839)         (791)
Net change in loans                                                    (4,940)      (13,562)
Property and equipment expenditures                                      (707)         (114)
                                                                      -------       -------
NET CASH FROM INVESTING ACTIVITIES                                     (5,125)       (9,887)
                                                                      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                  4,595         3,565
Net change in short-term obligations                                    2,896         3,871
Cash dividends                                                           (650)         (573)
                                                                      -------       -------
NET CASH FROM FINANCING ACTIVITIES                                      6,841         6,863
                                                                      -------       -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 3,832          (706)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          6,982         6,730
                                                                      -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $10,814       $ 6,024
                                                                      =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
     Interest expense                                                 $ 5,018       $ 4,919
     Income taxes                                                         710           535
NONCASH ACTIVITIES
Transfers from Loans to Real Estate Owned                             $    24       $     -


SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            UNITED BANKCORP, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  FORM 10-Q


1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      The following is a summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements.

      NATURE OF OPERATIONS
      The accompanying condensed consolidated financial statements include the accounts of United Bancorp, Inc. (COMPANY) and its wholly owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio (CITIZENS-MARTINS FERRY) and The Citizens-State Bank of Strasburg, Strasburg, Ohio (CITIZENS-STRASBURG). For purposes of consolidation, all material intercompany balances and transactions have been eliminated. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year of 1996.

      These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the COMPANY at September 30, 1996 and its results of operations and statements of cash flows for the periods presented. These adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1995 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report To Shareholders for the year ended December 31, 1995.

      The COMPANY is engaged in the business of commercial and retail banking in Belmont, Tuscarawas and Carroll Counties and the surrounding localities in north eastern and eastern Ohio. The subsidiary Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS-MARTINS FERRY conducts its business through its main office in Martins Ferry, Ohio and two branches located in Bridgeport and Colerain, Ohio. CITIZENS-STRASBURG conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio.

      INVESTMENT SECURITIES
      The COMPANY classifies securities into held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those which the COMPANY has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the COMPANY may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. The COMPANY had no trading securities through September 30, 1996.

      Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount is included in earnings.

                            UNITED BANKCORP, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  FORM 10-Q



      ALLOWANCE FOR LOAN LOSSES
      The allowance for loan losses represents that amount which management and the Board of Directors estimates is adequate to provide for inherent losses in its loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly, using a risk code model that considers the borrowers past due experience, economic conditions and various other circumstances that are subject to change over time.

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

      Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirement. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, consumer automobile, boat and home equity loans.
      Loans are generally moved to nonaccrual status when they are 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and nonperforming and past due asset disclosures.

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

                            UNITED BANKCORP, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  FORM 10-Q



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

      OTHER REAL ESTATE
      Other real estate is included in other assets at fair value, less estimated costs to sell. Any reduction from the carrying value of the related loan to estimated fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the estimated fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred. There was $23,998 in other real estate held at September 30, 1996 and $0 at December 31, 1995.

      INCOME TAXES
      The COMPANY follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

      EARNINGS AND DIVIDENDS PER COMMON SHARE
      Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. On April 17, 1996, a 10% share dividend was approved for all shareholders of record on May 20, 1996 and distributed on June 20, 1996. This stock dividend was recorded by transferring the fair market value of the shares issued from Retained Earnings to Common Stock and Additional-Paid-In-Capital. All per share data has been retroactively adjusted for the stock dividend. The weighted average number of shares used in the computation of earnings per share was 2,032,588 for all periods presented. Stock options outstanding do not presently have a dilutive effect of greater than 3% on earnings per common share and are therefore not considered for purposes of the earnings per share disclosure.

      STATEMENT OF CASH FLOWS
      For purposes of the Statements of Cash Flows, the COMPANY considers "cash and cash equivalents" to include cash, deposits with financial institutions and Federal funds sold. The COMPANY reports net cash flows for customer loan transactions, deposit transactions, securities sold under agreements to repurchase and other borrowed funds.

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

                            UNITED BANKCORP, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  FORM 10-Q


2.    INVESTMENT SECURITIES
      The amortized cost and estimated fair values of investment securities are as follows:

                                                                                        SEPTEMBER 30, 1996
                                                               AMORTIZED         GROSS              GROSS              ESTIMATED
                                                                 COST       UNREALIZED GAIN    UNREALIZED LOSS       MARKET VALUE
                                                              -----------   ----------------   ---------------       ------------
      INVESTMENT SECURITIES AVAILABLE FOR SALE
      US Treasury obligations                                  $3,715,419            $51,170                            $3,766,589
      US Agency obligations                                    20,031,952             56,604          ($140,497)        19,948,059
      State and Municipal obligations                             456,588             13,457                               470,045
      Other investments                                           620,850                                                  620,850
                                                              -----------           --------           --------        -----------
        TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE        $24,824,809           $121,231          ($140,497)       $24,805,543
                                                              ===========           ========           ========        ===========

      INVESTMENT SECURITIES HELD TO MATURITY
      US Agency obligations                                   $10,187,612                             ($168,334)       $10,019,278
      State and Municipal obligations                          20,530,737           $447,495            (12,135)        20,966,097
                                                              -----------           --------           --------        -----------
        TOTAL INVESTMENT SECURITIES HELD TO MATURITY          $30,718,349           $447,495          ($180,469)       $30,985,375
                                                              ===========           ========           ========        ===========

                                                                                       DECEMBER 31, 1995
                                                               AMORTIZED         GROSS              GROSS              ESTIMATED
                                                                 COST       UNREALIZED GAIN    UNREALIZED LOSS       MARKET VALUE
                                                              -----------   ----------------   ---------------       ------------
      INVESTMENT SECURITIES AVAILABLE FOR SALE
      US Treasury obligations                                  $6,937,596           $171,964            ($4,061)        $7,105,499
      US Agency obligations                                    18,789,021            270,386             (1,779)        19,057,628
      State and Municipal obligations                             336,419             16,822                               353,241
      Other investments                                           591,900                                                  591,900
                                                              -----------           --------           --------        -----------
        TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE        $26,654,936           $459,172            ($5,840)       $27,108,268
                                                              ===========           ========           ========        ===========

      INVESTMENT SECURITIES HELD TO MATURITY
      US Agency obligations                                   $12,397,123             $8,533           ($84,591)       $12,321,065
      State and Municipal obligations                          16,965,114            749,374            (49,641)        17,664,847
                                                              -----------           --------           --------        -----------
        TOTAL INVESTMENT SECURITIES HELD TO MATURITY          $29,362,237           $757,907          ($134,232)       $29,985,912
                                                              ===========           ========           ========        ===========

      Total proceeds from sales of investment securities classified as available for sale for the three and nine month periods ended September 30, 1996 were $607,797 and $3,623,266 with $5,416 and $31,936 realized as gross gains and $5,416 and $0, respectively realized as gross losses on those sales. Total proceeds from sales of investment securities classified as available for sale for the three and nine months ended September 30, 1995 were $0 and $500,312, with gross gains of $0 and $11,778, respectively realized on those sales.

      The amortized cost and estimated fair value of debt securities at September 30, 1996 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. The average interest rates are based on coupon rates adjusted for amortization and accretion. Yields on investment securities available for sale have been computed on the basis of amortized cost. Yields on tax-exempt securities have been computed on a tax equivalent basis.

                            UNITED BANKCORP, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  FORM 10-Q


      INVESTMENT SECURITIES AVAILABLE FOR SALE         AMORTIZED      ESTIMATED          WEIGHTED         AVERAGE
            SEPTEMBER 30, 1996                            COST        FAIR VALUE     AVERAGE MATURITY      YIELD
      ----------------------------------------         -----------    -----------  ----------------------  -------
US TREASURY OBLIGATIONS
  6 - 12  Months                                       $   498,515    $   503,281               6.0 Mos.     7.50%
  1 - 2    Years                                         1,737,618      1,754,246    1 Yr      11.2 Mos.     6.86%
  2 - 5    Years                                         1,479,286      1,509,062    2 Yrs      6.3 Mos.     7.26%
                                                       -----------    -----------  ----------------------  -------
  Total                                                  3,715,419      3,766,589    1 Yr      11.7 Mos.     7.10%
                                                       -----------    -----------  ----------------------  -------
US AGENCY OBLIGATIONS
  3 - 6    Months                                        1,505,120      1,512,031              5.5 Mos.      6.64%
  6 - 12  Months                                           999,900      1,001,250              8.7 Mos.      6.17%
  1 - 2    Years                                         3,425,800      3,474,143    1 Yr      4.3 Mos.      7.17%
  2 - 5    Years                                        11,098,696     11,027,290    4 Yrs     4.0 Mos.      6.89%
  5 - 10  Years                                          3,002,436      2,933,345    9 Yrs     1.8 Mos.      7.25%
                                                       -----------    -----------  ----------------------  -------
  Total                                                 20,031,952     19,948,059    3 Yrs    11.1 Mos.      6.93%
                                                       -----------    -----------  ----------------------  -------
STATE AND MUNICIPAL OBLIGATIONS
  5 - 10  Years                                            336,588        347,849    8 Yrs     2.3 Mos.      8.37%
 Over 10 Years                                             120,000        122,196   11 Yrs     2.0 Mos.      8.33%
                                                       -----------    -----------  ----------------------  -------
  Total                                                    456,588        470,045    8 Yrs    11.6 Mos.      8.36%
                                                       -----------    -----------  ----------------------  -------
OTHER INVESTMENTS
  Equity securities                                        620,850        620,850
                                                       -----------    -----------  ----------------------  -------

  TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE       $24,824,809    $24,805,543    3 YRS     7.5 MOS.      6.98%
                                                       ===========    ===========  ======================  =======


      INVESTMENT SECURITIES HELD TO MATURITY          AMORTIZED     ESTIMATED           WEIGHTED         AVERAGE
             SEPTEMBER 30, 1996                          COST       FAIR VALUE      AVERAGE MATURITY      YIELD
      --------------------------------------          -----------   -----------  ----------------------  -------
US AGENCY OBLIGATIONS
  0 - 3    Months                                     $   500,000   $   499,219               1.5 Mos.    4.62%
  3 - 6    Months                                         500,000       498,125               4.3 Mos.    4.78%
  6 - 12  Months                                           89,285        89,285               6.7 Mos.    6.10%
  1 - 2    Years                                        5,499,999     5,412,376      1 Yr     7.0 Mos.    5.25%
  2 - 5    Years                                        3,598,328     3,520,273      2 Yrs    9.9 Mos.    5.64%
                                                      -----------   -----------  ----------------------  -------
  Total                                                10,187,612    10,019,278      1 Yr    10.6 Mos.    5.34%
                                                      -----------   -----------  ----------------------  -------
STATE AND MUNICIPAL OBLIGATIONS
  0 - 3    Months                                         775,685       776,339               2.2 Mos.    6.62%
  6 - 12  Months                                          290,621       291,943               8.4 Mos.    6.72%
  1 - 2    Years                                          447,728       444,658      1 Yr     3.8 Mos     6.54%
  2 - 5    Years                                        4,777,073     4,943,727      3 Yrs    7.3 Mos     8.59%
  5 - 10  Years                                        13,752,643    14,027,338      6 Yrs    7.9 Mos.    7.98%
  Over 10 Years                                           486,987       482,092     10 Yrs    3.9 Mos.    7.69%
                                                      -----------   -----------  ----------------------  -------
  Total                                                20,530,737    20,966,097      5 Yrs    7.0 Mos.    8.02%
                                                      -----------   -----------  ----------------------  -------

  TOTAL INVESTMENT SECURITIES HELD TO MATURITY        $30,718,349   $30,985,375      4 YRS    4.3 MOS.    7.13%
                                                      ===========   ===========  ======================  =======

                            UNITED BANKCORP, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  FORM 10-Q



2.    INVESTMENT SECURITIES (CONTINUED)
      Securities with a par value of approximately $23,445,000 at September 30, 1996 and $22,485,000 at December 31, 1995 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

3.    LOANS
      The COMPANY has, and expects to have in the future, banking transactions with directors and officers of the COMPANY and its subsidiaries. Loans to such borrowers, their immediate families, affiliated corporations, and other entities in which they own more than a 10% voting interest are summarized below:

      Aggregate balance - December 31, 1995              $2,972,508
        New loans                                           668,857
        Repayments                                       (1,541,565)
                                                         ----------
      Aggregate balance - September 30, 1996             $2,099,800
                                                         ==========

4.    ALLOWANCE FOR LOAN LOSSES
      The allowance in the allowance for loan losses is summarized as follows:

                                                            1996            1995
                                                         ----------      ----------
      Balance 01/01/96 and 01/01/95                      $1,775,383      $1,437,734
        Provision charged to operating expense              344,400         465,000
        Loans charged-off                                  (160,514)       (151,200)
        Recoveries                                           39,337          23,849
                                                         ----------      ----------
      Balance 09/30/96 and 12/31/95                      $1,998,606      $1,775,383
                                                         ==========      ==========

      There were no loans at September 30, 1996 and December 31, 1995 for which impairment was required to be evaluated on an individual , loan by loan basis. The average outstanding balance of impaired loans for the nine months ended September 30, 1996 and September 30, 1995 was $0 and $212,000, respectively. There was no interest recognized on a cash received basis on impaired loans for the nine months ended September 30, 1996. Interest recognized on a cash basis on impaired loans was $9,000 for the nine months ended September 30, 1995. Loans past due 90 days or more were not significant at September 30, 1996.

5.    PREMISES AND EQUIPMENT
      Premises and equipment, at cost, and accumulated depreciation and amortization as of September 30, 1996 and December 31, 1995 are as follows:

                                                            1996            1995
                                                         ----------      ----------
      Buildings and land                                 $5,297,993      $5,302,750
      Furniture and equipment                             2,621,001       2,224,331
      Computer software                                     626,774         385,587
                                                         ----------      ----------
        Total                                             8,545,768       7,912,668
      Accumulated depreciation and amortization           3,281,565       3,011,431
                                                         ----------      ----------
      PREMISES AND EQUIPMENT, NET                        $5,264,203      $4,901,237
                                                         ==========      ==========


                            UNITED BANKCORP, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  FORM 10-Q


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

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1996            1995
                                                        -------------   -------------
      Commitments to extend credit                      $10,987,000     $11,833,000
      Standby letters of credit                             156,000         286,000

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

      At September 30, 1996 and December 31, 1995, the COMPANY was required to have $656,000 and $694,000, respectively, of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements. These balances do not earn interest.

7.    CONCENTRATION OF CREDIT RISK
      The Banks grant commercial, commercial real estate, real estate and installment loans to customers mainly in Belmont, Tuscarawas and Carroll Counties and the surrounding localities. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate. At September 30, 1996 and December 31, 1995, total commercial and commercial real estate loans made up 39.8% and 37.8%, respectively of the loan portfolio, with 30.9% and 28.4% of these loans secured by commercial and residential real estate and business assets in the Columbus, Ohio area. Installment loans account for 33.5% and 35.1% of the loan portfolio and are secured by consumer assets including automobiles which account for 86.0% and 76.5%, respectively of the installment loan portfolio. Real estate loans comprise 26.8% and 27.1% of the loan portfolio as of September 30, 1996 and December 31, 1995, respectively and primarily include first mortgage loans on residential properties and home equity lines of credit.

      Included in cash and due from banks and Federal funds sold as of September 30, 1996 and December 31, 1995 is $6,680,503 and $2,313,146,
      respectively on deposit with Mellon Bank, NA, Pittsburgh, Pennsylvania.

                            UNITED BANKCORP, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  FORM 10-Q


8.    BENEFIT PLANS
      The COMPANY adopted a nonqualified stock option plan on November 21, 1995, ratified by shareholders on April 17, 1996. Options granted under this plan shall not exceed 5% of the total number of shares of Common Stock outstanding at the date of grant. The option purchase price shall be determined by a committee, but shall be no less than 100% of the fair market value of the shares on the date of grant. Generally, no stock option will be exercisable after the expiration of ten years from the date it is granted. The options become exercisable in whole at the end of nine years and three months except to the extent certain performance goals are achieved, thereby allowing the options to be exercised in whole or in part in five years. As of September 30, 1996, the COMPANY has granted 63,500 in options to buy shares of common stock at an option price of $13.58 per share adjusted for the 10% stock dividend distributed June 20, 1996.

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

9.    DIVIDEND RESTRICTION
      Dividends paid by the subsidiary banks are the primary source of funds available to the COMPANY for payment of dividends to shareholders and for other working capital needs. Applicable state statutes and regulations impose restrictions on the amount of dividends that may be declared by the COMPANY. Those restrictions generally limit dividends to the current and prior two years earnings, (as defined), totaling $4,263,000 as of September 30, 1996. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions would not limit the COMPANY'S ability to pay normal dividends.

                              UNITED BANCORP, INC.
                      MANAGEMENT S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


In the following pages, Management presents an analysis of UNITED BANCORP, INC.'S financial condition at September 30, 1996 compared to December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 compared to the same three and nine month periods ended September 30, 1995. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

FINANCIAL CONDITION

EARNING ASSETS

LOANS
At September 30, 1996, gross loans were $127,479,000 compared to $122,683,000 at December 31, 1995, representing an increase of 3.91%. Commercial real estate lending showed strong growth with a 13.27% increase in volume compared to December 31, 1995. Real estate lending also experienced growth with a slight increase of 2.51% over year end volume. Installment lending has softened somewhat with a decline of less than 1%. This decline in installment lending growth may possibly reflect the effects of increased consumer debt burdens and attempts to pay down existing debts before purchasing additional or replacement consumer items.

The COMPANY maintains a well balanced portfolio with continued involvement in all types of consumer lending, as well as the more common types of domestic commercial lending. CITIZENS-MARTINS FERRY continues to be aggressive in the indirect automobile lending market with recent expansion into the CITIZENS-STATE market area.

                              UNITED BANCORP, INC.
                      MANAGEMENT S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


LOANS (CONTINUED)
The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the COMPANY'S eight branch locations.

The ongoing expansion and development of the commercial lending products at both subsidiary Banks has provided numerous opportunities for additional market penetration within the local market and also outside local market areas. The various types of commercial loans as a mix of the total portfolio continue to be diverse, with no material concentration in any one industry. Risk associated with local economic dependence upon a single employer is not considered to be material.

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

The allowance for loan losses represents that amount which management and the Board of Directors estimates is adequate to provide for inherent losses in its loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time.

INVESTMENT SECURITIES
Investment securities available for sale at September 30, 1996 decreased $2,303,000, or 8.49% from December 31, 1995 totals. This downward movement resulted partially from the liquidity needs necessary to sustain known and anticipated loan growth at both Bank subsidiaries as well as increasing investments in state and municipal obligations held to maturity by $3,566,000. Investment securities held to maturity increased a net $1,356,000, or 4.62% over December 31, 1995 totals primarily through the acquisition of municipal bonds indicated above which were partially offset by $2,210,000 in maturities of U.S. Government agency obligations.

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

                              UNITED BANCORP, INC.
                      MANAGEMENT S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


SOURCES OF FUNDS

DEPOSITS
The COMPANY'S primary source of funds is core deposits from retail and business customers. These core deposits include interest bearing and noninterest bearing deposits, excluding certificates of deposit over $100,000. Total core deposits increased $2,354,000 during the nine months ended September 30, 1996 primarily from demand deposit and certificates of deposit less than $100,000. The COMPANY has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others which may tend to be more seasonal in nature resulting from the receipt and disbursement of state and Federal grants. These entities have maintained fairly static balances with the COMPANY due to non similar funding and disbursement timeframes.

Certificates of deposit over $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 1996, certificates of deposit over $100,000 increased $2,250,000, or 19.30% over December 31, 1995 totals.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Federal funds purchased, Treasury, Tax & Loan note payable and Federal Home Loan Bank advances. September 30, 1996 total short-term borrowings increased $2,896,000, or 62.53% over December 31, 1995 totals due primarily to increased daily sweep account balances.

PERFORMANCE OVERVIEW
Net income for the three months ended September 30, 1996 decreased $5,000, or 0.83% over the same three month period in 1995. The decrease in earnings for the three months ended September 30, 1996 compared to the same three month period ended September 30, 1995 was primarily the result of realization of depreciation expense on the new generation data processing and item processing equipment which became fully operational during the third quarter of 1996. Costs benefits were derived during the third quarter of 1995 from the fully depreciated data processing equipment in use at that time. Additionally, the FDIC Bank Insurance Fund refund occurred during September 1995 which resulted in a one-time benefit to pretax earnings of $104,649. The nine month comparison shows an increase for September 30, 1996 of $265,000, or 15.87% over the same nine month period in 1995. This annualized nine month performance yielded a Return on Average Assets of 1.33% and a Return on Average Equity of
13.64%.   The year-to-date increase resulted from continued loan growth in higher yielding commercial and commercial real estate portfolios, with only moderate increases to the cost of funds on depository products. The COMPANY also had higher levels of fee income related to deposit accounts because of continued high levels of service charge and overdraft activity. Additionally, the COMPANY realized security gains of $26,519 on investment securities sold from the available for sale portion of the portfolio.

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

                              UNITED BANCORP, INC.
                      MANAGEMENT S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


PERFORMANCE OVERVIEW (CONTINUED)
Total interest income for the three and nine months ended September 30, 1996 when compared to the same three and nine months ended September 30, 1995 increased $89,000, or 2.43% and $498,000, or 4.69%, respectively. Interest and fees on loans increased $161,000, or 5.88% and $788,000, or 10.23% for the three and nine months ended September 30, 1996.

Total interest expense for the three and nine months ended September 30, 1996 increased $32,000, or 1.92% and $107,000, or 2.20% respectively over the same periods in 1995. Despite a decrease in the COMPANY'S cost of funds, total interest expense increased due to a higher volume of interest bearing liabilities.

NONINTEREST INCOME AND EXPENSE
Noninterest income for the three and nine month periods presented increased $38,000, or 18.09% and $78,000, or 11.35%, respectively. Increases for the three month period were the result of continued high volumes of service fee activity. The nine month period includes investment security gains on sales of securities available for sale.

Noninterest expense for the three months ended September 30, 1996 increased $130,000, or 10.59% over the three months ended September 30, 1995. The largest contributor to this change was the additional depreciation expense recognized on new data processing and item processing equipment which was installed during the third quarter of 1996. The prior year three month period had reduced expense due to the original Data Processing equipment being fully depreciated in May of 1995. Noninterest expense for the nine month comparative period increased $88,000, or 2.24% due to primarily the same reasons discussed above.

CAPITAL RESOURCES
Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the COMPANY. Shareholder equity at September 30, 1996 was $19,424,000 compared to $18,452,000 at December 31, 1995, a 5.27% increase. Equity at September 30, 1996 includes a $13,000 unrecognized loss in equity due to the after tax impact of the fair value of securities categorized as available for sale as compared to a $299,000 increase in equity at December 31, 1995. Total shareholder's equity in relation to total assets was 9.74% at September 30, 1996 compared to 9.65% at December 31, 1995. The ratios for Average Equity-to-Average Total Assets for the nine months ended September 30, 1996 and the year ended December 31, 1995 were 9.77% and 9.10%, respectively.

On February 20, 1996, the COMPANY issued a Prospectus describing initiation of a Dividend Reinvestment Plan (The Plan) for shareholders under which the COMPANY'S common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan provides an economical and convenient method for the holders of shares of the COMPANY'S common stock to purchase additional shares of common stock at market prices and without payment of brokerage commissions or service charges. The Plan does not represent a change in the COMPANY'S dividend policy or a guarantee of future dividends. Shareholders who do not wish to participate in the Plan will continue to receive cash dividends, as declared in the usual and customary manner. The COMPANY has approved the issuance of 150,000 authorized and unissued shares of the COMPANY'S common stock for purchase under The Plan. To date, all shares purchased by the Plan except for 797 shares purchased on October 21, 1996 have been purchased on the open market.

                              UNITED BANCORP, INC.
                      MANAGEMENT S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


CAPITAL RESOURCES(CONTINUED)
Regulatory standards require banks and bank holding companies to maintain capital based on "risk adjusted" assets so that categories of assets with potentially higher credit risk require more capital backing than assets with lower risk. Additionally, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as standby letters of credit and interest rate swaps.

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

Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the COMPANY'S compliance with capital guidelines. The following table illustrates the COMPANY'S risk-weighted capital ratios at September 30, 1996:

                                             JUNE 30, 1996
                                             -------------
Common Shareholders' Equity                   $ 19,424,219
Tier 1 Capital                                $ 19,240,260
Tier 2 Capital                                $  1,622,463
Tier 1 and 2 Capital                          $ 20,862,723
Adjusted Total Assets                         $195,282,340
Total Risk Adjusted Assets                    $129,797,008

Leverage Ratio                                        9.85%
Tier 1 Risk-Based Capital Ratio                      14.82%
Tier 1 and Tier 2 Risk-Based Capital Ratio           16.07%

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

                              UNITED BANCORP, INC.
                      MANAGEMENT S DISCUSSION AND ANALYSIS
                                   FORM 10-Q



LIQUIDITY(CONTINUED)
For the period ended September 30, 1996, the adjustments to reconcile net income to net cash from operating activities consist mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, gain on sales of investment securities, net amortization of investment securities and net changes in other assets and liabilities. The most significant use of the net cash from investing activities was $16,536,000 in investment security purchases, $4,916,000 used to fund the net change in loans and $707,000 utilized for the purchase of the next generation of in-house Data Processing and Item Processing hardware and software. This was partially offset by $17,058,000 in proceeds from investment securities sold, called or maturing. Financing activities include net changes in deposits and short-term borrowings and cash dividends paid. Deposits and Short-term obligations were the primary sources of funds providing a net cash infusion of $6,841,000. For a more detailed illustration of the COMPANY'S sources and uses of cash, refer to the condensed consolidated statements of cash flows.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

         (a) Exhibits

         (b) Reports on Form 8 K

                The COMPANY filed no form 8 Ks with the Securities Exchange Commission during the quarter ending September 30, 1996.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION
                                  FORM 10-Q


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 30, 1996                          By: /s/ James W. Everson
----------------                              ---------------------------------
Date                                      James W. Everson
                                          President and Chief Executive Officer







October 30, 1996                          By: /s/ Ronald S. Blake
----------------                             ----------------------------------
Date                                      Ronald S. Blake
                                          Treasurer

                                UNITED BANCORP

                                EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

    27          Financial Data Schedule