Form 10-K405
period 1996-12-31
UNITED BANCORP INC /OH/
filed 1997-03-26
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM N/A TO N/A

                         COMMISSION FILE NUMBER 0-16540
                                                -------

                              UNITED BANCORP, INC.
           -------------------------------------------------------
           (Exact name of registrant as specified in its Charter.)


                                OHIO                                      34-1405357
--------------------------------------------------------------  ----------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer  Identification No.)

FOURTH AT HICKORY STREET, MARTINS FERRY, OHIO                    43935
---------------------------------------------              -------------------
(Address of principal executive offices)                        (ZIP Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (614) 633-0445
                                                     --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


COMMON STOCK, PAR VALUE $1.00 A SHARE       NASDAQ REGULAR MARKET (SMALLCAP)
-------------------------------------  -----------------------------------------
         (Title of class)              Name of each exchange on which registered


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $1.00 A SHARE
                     -------------------------------------
                                (Title of class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X    NO
                                               ------     --------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. {X}

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 21, 1997.

                  COMMON STOCK, $1.00 PAR VALUE: $38,934,806.
                  -------------------------------------------

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 21, 1997.

                COMMON STOCK, $1.00 PAR VALUE: 2,033,385 SHARES
                -----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II, (INDEX ON PAGE 2).

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 16, 1997 ARE INCORPORATED BY REFERENCE INTO PART III (INDEX ON PAGE 2)

                         UNITED BANCORP, INC. FORM 10-K


           INDEX OF ITEMS INCORPORATED BY REFERENCE WITHIN FORM 10-K


                FORM 10-K
PAGE #      ITEM DESCRIPTION                                    REFERENCE DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
  3     Part I, Item 1, (a)        Incorporated by reference to pages 4 - 5 of the Annual Report To Shareholders.
  3     Part I, Item 1, (b)        Incorporated by reference to page 25, Note 1 of the Annual Report To Shareholders.
  4     Part I, Item 1, I          Incorporated by reference to pages 17 -18 of the Annual Report To Shareholders.
  5     Part I, Item 1, II, B      Incorporated by reference to page 31, Note 2 of the Annual Report To Shareholders.
  7     Part I, Item 1, III, C, 4  Incorporated by reference to page 39, Note 11 of the Annual Report To Shareholders.
  8     Part I, Item 1, IV         Incorporated by reference to page 26, Note 1 of the Annual Report To Shareholders.
  10    Part I, Item 1, V, A       Incorporated by reference to page 17 of the Annual Report To Shareholders.
  11    Part I, Item 2             Incorporated by reference to pages 4 - 5 of the Annual Report To Shareholders.
  11    Part I, Item 3             Incorporated by reference to page 38, Note 10 of the Annual Report To Shareholders.
  11    Part II, Item 5            Incorporated by reference to pages 42 and 49 of the Annual Report To Shareholders.
  11    Part II, Item 6            Incorporated by reference to pages 44 - 45 of the Annual Report To Shareholders.
  12    Part II, Item 7            Incorporated by reference to pages 10 - 19 of the Annual Report To Shareholders.
  12    Part II, Item 8            Incorporated by reference to pages 16 and  20 - 43 of the Annual Report To Shareholders.
  12    Part III, Item 10          Incorporated by reference to pages 2 - 5 of the Proxy Statement
  13    Part III, Item 11          Incorporated by reference to pages 7 - 12 of the Proxy Statement
  13    Part III, Item 12          Incorporated by reference to pages 2 - 5 of the Proxy Statement
  13    Part III, Item 13          Incorporated by reference to page 13 of the Proxy Statement
  13    Part IV, Item 14, (a), 1   Incorporated by reference to pages 20 - 43 of the Annual Report To Shareholders.
  14    Part IV, Item 14, (a), 2   Incorporated by reference to page 16 of the Annual Report To Shareholders.
  14    Part IV, Item 14, (a), 3,  Incorporated by reference to page 11 of the Proxy Statement
        Exhibit 10

                         UNITED BANCORP, INC. FORM 10-K



PART I

ITEM 1 DESCRIPTION OF BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

     United Bancorp, Inc. (Company) is a multi-bank holding company headquartered in Martins Ferry, Ohio. The Company has two subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (Citizens-Martins Ferry) and The Citizens-State Bank, Strasburg, Ohio (Citizens-Strasburg). For additional information about the Company's location and description of business, refer to Pages 4 - 5, Corporate Profile, in the Annual Report To Shareholders for the year ended December 31, 1996.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Refer to Page 25, Note 1 of the Annual Report To Shareholders.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

     The Company is a multi-bank holding company as defined under the Bank Holding Company Act of 1956, as amended ( the "BHC Act"). The BHC Act regulates acquisitions by the Company of voting shares or assets of any bank or other company. The Company is subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System, as well as reporting requirements under the Securities and Exchange Commission Act of 1934.

     The Company's Banks are located in northeastern and eastern Ohio and are engaged in the business of commercial and retail banking in Belmont, Jefferson, Tuscarawas and Carroll counties and the surrounding localities. The Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. Citizens-Martins Ferry conducts its business through its main office in Martins Ferry, Ohio and two branches located in Bridgeport and Colerain, Ohio. Citizens-Strasburg conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio.

     The banking markets in which the Company's subsidiaries operate continue to be highly competitive. Citizens-Martins Ferry competes for loans and deposits with other retail commercial banks, savings and loan associations, finance companies, credit unions and other types of financial institutions within the Mid-Ohio valley geographic area along the eastern border of Ohio, extending into the northern panhandle of West Virginia. Citizens-Strasburg encounters similar competition for loans and deposits throughout the Tuscarawas and Carroll County geographic areas of northeastern Ohio.

                         UNITED BANCORP, INC. FORM 10-K

     (c) NARRATIVE DESCRIPTION OF BUSINESS (CONTINUED)

     The Company's two subsidiary banks are both subject to regulation by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC). The regulations and restrictions affecting the Banks pertain to, among other things, allowable loans, guidelines for allowance for loan losses, accountability for fair and accurate disclosures to customers and regulatory agencies, permissible investments and limitations of risk and regulation of capital requirements for safe and sound operation of the financial institution.

     The Banks have no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

     The Company itself, as a shell holding company, has no compensated employees. Citizens-Martins Ferry has 48 full time employees, with 17 of these serving in a management capacity and 20 part time employees. Citizens-Strasburg has 22 full time employees, with 8 serving in a management capacity and 11 part time employees. The Company considers employee relations to be good at all subsidiary locations.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Not applicable.

  I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
        A  Refer to Page 17 of the Annual Report To Shareholders.

        B  Refer to Page 17 of the Annual Report To Shareholders.

        C  Refer to Page 18 of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K



ITEM 1   DESCRIPTION OF BUSINESS (CONTINUED)

   II   INVESTMENT PORTFOLIO

         A The following table sets forth the carrying amount of securities at December 31, 1996, 1995 and 1994.



                                                                     DECEMBER 31,
                                                ----------------------------------------------------
                                                   1996                 1995                1994
                                                -----------          -----------         -----------
             AVAILABLE FOR SALE
             US Treasury obligations           $ 3,799,402          $ 7,105,499          $ 2,400,156
             US Agency obligations              23,143,834           19,057,628           10,471,520
             State and municipal obligations       475,943              353,241              325,785
             Other investments                     644,850              591,900               45,100
                                                ----------          -----------          -----------
                                               $28,064,029          $27,108,268          $13,242,561
                                               ===========          ===========          ===========
             HELD TO MATURITY
             US Treasury obligations           $         -          $         -          $ 5,475,051
             US Agency obligations               9,535,396           12,397,123           27,925,802
             State and municipal obligations    20,258,388           16,965,114           17,824,316
             Other investments                           -                    -               35,850
                                               -----------          -----------          -----------
                                               $29,793,784          $29,362,237          $51,261,019
                                               ===========          ===========          ===========

     B  Refer to Page 31, Note 2 of the Annual Report To Shareholders.

     C  Not applicable.


III  LOAN PORTFOLIO

      A  TYPES OF LOANS

      The amounts of gross loans outstanding at December 31, 1996, 1995, 1994, 1993 and 1992 are shown in the following table according to types of loans:



                                                          DECEMBER 31,
                              --------------------------------------------------------------------
                                  1996          1995          1994           1993         1992
                              ------------  ------------   ------------   -----------  -----------
Commercial loans              $ 12,415,431  $ 10,802,226   $  8,815,633   $ 4,532,068  $ 6,076,041
Commercial real estate loans    41,212,569    35,510,290     28,514,760    24,307,113   16,323,301
Real estate loans               33,885,573    33,293,663     32,585,377    30,816,418   28,730,238
Installment loans               45,147,035    43,076,473     38,474,342    28,297,363   29,552,242
                              ------------  ------------   ------------   -----------  -----------
Total loans                   $132,660,608  $122,682,652   $108,390,112   $87,952,962  $80,681,822
                              ============  ============   ============   ===========  ===========

                         UNITED BANCORP, INC. FORM 10-K

    III  LOAN PORTFOLIO

          B  MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


          The following is a schedule of commercial and commercial real estate loans at December 31, 1996 maturing within the various time frames indicated:



                                              ONE YEAR   ONE THROUGH    AFTER
                  (In thousands)              OR LESS    FIVE YEARS   FIVE YEARS     TOTAL
                                              -------    ----------   ----------    -------
                           Commercial loans   $ 8,527      $ 2,410      $1,478      $12,415
               Commercial real estate loans    20,046       15,598       5,569       41,213
                                              -------      -------      ------      -------
                                      Total   $28,573      $18,008      $7,047      $53,628
                                              =======      =======      ======      =======

          The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31,1996 due to mature after one year:


                  (In thousands)             FIXED RATE  VARIABLE RATE  TOTAL > ONE YEAR
                                             ----------  -------------  ----------------
                           Commercial loans   $1,772       $ 2,116         $ 3,888
               Commercial real estate loans    4,758        16,409          21,167
                                              ------       -------         -------
                                      Total   $6,530       $18,525         $25,055
                                              ======       =======         =======

          Note: Variable rate loans are those loans with floating or adjustable interest rates.

          C  RISK ELEMENTS

          1.  NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

          The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, troubled debt restructurings and impaired loans at December 31, 1996, 1995, 1994, 1993 and 1992:


                                                               DECEMBER 31,
                                      -----------------------------------------------------------
                                         1996        1995        1994         1993         1992
                                      --------    --------     -------      --------     --------
          Nonaccrual basis            $ 79,000    $105,000     $61,882      $100,883     $ 39,761
          Greater than 90 days         256,000      91,000      27,613        92,558      121,219
          Troubled debt restructuring      N/A         N/A
          Impaired loans                     -           -         N/A           N/A          N/A


          No interest was recognized on a cash received basis on impaired loans during 1996 and $9,000 was recognized on a cash received basis for 1995. No additional interest income was recognized on impaired loans during 1996 and 1995.

                         UNITED BANCORP, INC. FORM 10-K




ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

   III LOAN PORTFOLIO (CONTINUED)

        1.  NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS (CONTINUED)

        Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

        Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more, or when the internal grading system indicates a doubtful classification. Loan impairment is evaluated in total for smaller-balance loans of similar nature. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and consumer automobile, boat and home equity loans. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to the passage of time are reported as part of the provision for loan losses.

        2.  POTENTIAL PROBLEM LOANS

        The Company had no potential problem loans as of December 31, 1996 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

        3.  FOREIGN OUTSTANDINGS

        Not applicable.

        4.  LOAN CONCENTRATIONS

        Refer to Page 39, Note 11 of the Annual Report To Shareholders.

        D  OTHER INTEREST-BEARING ASSETS

        Not applicable.

                         UNITED BANCORP, INC. FORM 10-K

       IV SUMMARY OF LOAN LOSS EXPERIENCE

       For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer to Page 26,
       Note 1 of the Annual Report To Shareholders.

       A  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

       The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.


       LOANS                                    1996            1995            1994           1993            1992
                                            ------------    ------------    ------------    -----------     -----------
       Loans outstanding                    $132,661,000    $122,683,000    $108,390,000    $87,953,000     $80,682,000
       Average loans outstanding            $126,102,000    $116,331,000    $ 98,599,000    $81,796,000     $79,809,000


       ALLOWANCE FOR LOAN LOSSES

       Balance at beginning of year         $  1,775,000    $  1,438,000    $  1,256,000    $ 1,039,000     $   847,000
       Loan charge-offs:
         Commercial                               29,000          53,000               -          2,000          52,000
         Commercial real estate                        -               -               -              -               -
         Real estate                                   -           1,000               -          8,000           2,000
         Installment                             222,000          98,000         123,000         69,000          74,000
                                            ------------    ------------    ------------    -----------     -----------
       Total loan charge-offs                    251,000         152,000         123,000         79,000         128,000
                                            ------------    ------------    ------------    -----------     -----------

       Loan recoveries:
         Commercial                                6,000           5,000           4,000          1,000           5,000
         Commercial real estate                        -               -               -              -               -
         Real estate                               5,000               -               -              -           3,000
         Installment                              33,000          19,000          20,000         24,000          10,000
                                            ------------    ------------    ------------    -----------     -----------
       Total loan recoveries                      44,000          24,000          24,000         25,000          18,000
                                            ------------    ------------    ------------    -----------     -----------

       Net loan charge-offs                      207,000         128,000          99,000         54,000         110,000

       Provision for loan losses                 455,000         465,000         281,000        271,000         302,000
                                            ------------    ------------    ------------    -----------     -----------

       Balance at end of year               $  2,023,000    $  1,775,000    $  1,438,000    $ 1,256,000     $ 1,039,000
                                            ============    ============    ============    ===========     ===========

       Ratio of net charge-offs to average
        loans outstanding for the year              0.16%           0.11%           0.10%          0.07%           0.14%
                                            ============    ============    ============    ===========     ===========

                         UNITED BANCORP, INC. FORM 10-K

      IV SUMMARY OF LOAN LOSS EXPERIENCE

      B  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

      The following table allocates the allowance for possible loan losses at December 31, 1996, 1995, 1994, 1993 and 1992. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:


                                              1996                           1995
                                  -----------------------------  -----------------------------
                                                  PERCENTAGE OF                  PERCENTAGE OF
                                   ALLOWANCE     LOANS TO TOTAL    ALLOWANCE    LOANS TO TOTAL
         Loan type                   AMOUNT           LOANS         AMOUNT          LOANS
                                  ----------     --------------  ----------     --------------
           Commercial             $   71,000           9.36%     $  109,000           8.81%
           Commercial real estate    292,000          31.07%        348,000          28.94%
           Real estate               505,000          25.54%        375,000          27.14%
           Installment               453,000          34.03%        359,000          35.11%
           Unallocated               702,000             N/A        584,000             N/A
                                  ----------         ------      ----------         ------
         Total                    $2,023,000         100.00%     $1,775,000         100.00%
                                  ==========         ======      ==========         ======

                                             1994                           1993
                                  -----------------------------  -----------------------------
                                                  PERCENTAGE OF                  PERCENTAGE OF
                                    ALLOWANCE    LOANS TO TOTAL    ALLOWANCE    LOANS TO TOTAL
         Loan type                   AMOUNT          LOANS          AMOUNT          LOANS
                                  ----------     --------------  ----------     --------------
           Commercial             $   45,000           4.96%     $   29,000           5.15%
           Commercial real estate    258,000          29.49%        157,000          27.64%
           Real estate               205,000          30.05%        180,000          35.04%
           Installment               368,000          35.50%        202,000          32.17%
           Unallocated               562,000             N/A        688,000             N/A
                                  ----------         ------      ----------         ------
         Total                    $1,438,000         100.00%     $1,256,000         100.00%
                                  ==========         ======      ==========         ======

                                             1992
                                  -----------------------------
                                                  PERCENTAGE OF
                                    ALLOWANCE    LOANS TO TOTAL
         Loan type                   AMOUNT            LOANS
                                  ----------     --------------
           Commercial             $   43,000           7.53%
           Commercial real estate     83,000          20.23%
           Real estate               216,000          35.61%
           Installment               183,000          36.63%
           Unallocated               514,000             N/A
                                  ----------         ------
         Total                    $1,039,000         100.00%
                                  ==========         ======

                         UNITED BANCORP, INC. FORM 10-K

       V DEPOSITS

       A SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

           (1)  Refer to Page 17 of the Annual Report To Shareholders
           (2)  Refer to Page 17 of the Annual Report To Shareholders
           (3)  Refer to Page 17 of the Annual Report To Shareholders
           (4)  Refer to Page 17 of the Annual Report To Shareholders
           (5)  - (8) Not applicable.

       B OTHER CATEGORIES

       Not applicable.

       C FOREIGN DEPOSITS

       Not applicable.

       D MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

       The following schedule details the maturities of time certificates of deposit in amounts of $100,000 or more for the year ended December 31, 1996:




                     Three months or less                   $ 2,945,000
                     Over three through six months            1,507,000
                     Over six through twelve months           2,044,000
                     Over twelve months                       7,444,000
                                                            -----------
                     Total                                  $13,940,000
                                                            ===========

       E TIME DEPOSITS GREATER THAN $100,000 ISSUED BY FOREIGN OFFICES.

       Not applicable.

       VI RETURN ON EQUITY AND ASSETS

       The ratio of net income to daily average total assets and average shareholders' equity, and certain other ratios, are as follows:


                                                          DECEMBER 31,
                                                      --------------------
                                                      1996    1995    1994
                                                      ----    ----    ----
       Percentage of net income to:
          Average total assets                        1.32%   1.18%   1.11%
          Average shareholders' equity               13.49%  12.85%  12.24%
       Percentage of dividends declared per common
        share to net income per common share         33.83%  34.58%  28.87%
       Percentage of average shareholders' equity
        to average total assets                       9.80%   9.14%   9.07%

                                        1992        1993        1994       1995         1996
Net Income (In thousands)               1,572       1,728       1,955      2,244        2,584


                                        1992        1993        1994       1995         1996
Total Assets (In thousands)           164,675     171,682     185,634    191,200      202,365


                                        1992        1993        1994       1995         1996
Equity Capital (In thousands)          14,079      15,376      16,518     18,452       20,016



                                        1992        1993        1994       1995         1996
Loans - Net (In thousands)             79,642      86,697     106,952    120,907      130,638

                         UNITED BANCORP, INC. FORM 10-K

       VII SHORT-TERM BORROWINGS

       Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                           1996          1995          1994
                                                        ----------    ----------    -----------
             Average daily balance during the year      $6,523,271    $4,801,714      $2,885,949
             Average interest rate during the year            5.30%         5.82%           3.40%
             Maximum month-end balance during the year  $8,667,310    $7,402,282       4,736,836
             Weighted average interest rate at                5.63%         5.00%           5.00%
              December 31,

       No other individual component of the borrowed funds total comprised more than 30% of shareholders' equity and accordingly are not disclosed in detail.


ITEM 2 PROPERTIES

       Refer to Page 4 - 5, "Corporate Profile" in the Annual Report To Shareholders.

ITEM 3 LEGAL PROCEEDINGS

       Refer to Page 38, Note 10 of the Annual Report To Shareholders.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No motions were submitted to shareholders for a vote during this reporting period.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Refer to Page 49, "Shareholder Information" and Page 42, Note 14 of the Annual Report To Shareholders.

ITEM 6 SELECTED FINANCIAL DATA

       Refer to Pages 44 - 45, "A Decade of Progress" of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K



PART II

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Refer to Pages 10 - 19, "Management's Discussion and Analysis" of the Annual Report To Shareholders.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Refer to Pages 16 and 20 - 43 of the Annual Report To Shareholders.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

       There were no changes in or disagreements with accountants.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)  Refer to Pages 2 - 5 of the Proxy Statement.
        (b)  Executive Officers of the Registrant


                Donald A. Davison       (79)   Chairman of the Board

                James W. Everson        (58)   President and Chief Executive Officer

                Harold W. Price         (51)   Vice President - Administration

                Norman F. Assenza, Jr.  (51)   Vice President - Operations and Secretary

                James A. Lodes          (51)   Vice President - Lending

                Ronald S. Blake         (45)   Treasurer


                                        Comm     Comm R/E       R/E        Inst
Gross Loans (In thousands)             12,415      41,213      33,886     45,147


                                        1992        1993        1994       1995         1996
Return On Average Assets                1.01%       1.04%       1.11%      1.18%        1.32%


                                        1992        1993        1994       1995         1996
Return On Average Equity               11.60%      11.73%      12.24%     12.85%       13.49%



                                        1992        1993        1994       1995         1996
Earanings Per Share                     0.77        0.84        0.96       1.10         1.27

                         UNITED BANCORP, INC. FORM 10-K

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

        (1) Each individual has held the position noted during the past five years, except for the following:

        Harold W. Price has previously served as President and Chief Executive Officer of The Exchange Bank of Canal Fulton from 1979 until 1984 when it was acquired by The First National Bank of Akron, an affiliate of First Bancorp, Inc. of Ohio. From 1985 until 1992 he served as Executive Vice President and a member of the Board of Directors of The Old Phoenix National Bank of Medina, and from 1992 to 1993, he served as Executive Vice President and Senior Loan Officer of The Elyria Savings and Trust Company in Elyria, Ohio. He has served as President and Chief Executive Officer of The Citizens-State Bank of Strasburg, Strasburg, Ohio and as Vice President of United Bancorp, Inc. since April 1, 1993. He has served as Vice President - Administration of United Bancorp, Inc. since April 19, 1995.

        James A. Lodes served as Vice President - Commercial Lending since December 14, 1992 and as Senior Vice President - Lending since June 14, 1994 with The Citizens Savings Bank of Martins Ferry, Ohio and as Vice President - Lending for United Bancorp, Inc. since April 19, 1995.


ITEM 11 EXECUTIVE COMPENSATION

        Refer to Pages 7 - 12 of the Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Refer to Pages 2 - 5 of the Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Refer to Page 13 of the Proxy Statement.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


        (a)  DOCUMENTS FILED AS PART OF FORM 10-K

                1. The following consolidated financial statements appear in the 1996 Annual Report To Shareholders and are incorporated by reference:

                      Independent Auditors' Report                        Page  20
                      Consolidated Balance Sheets                         Page  21
                      Consolidated Statements of Income                   Page  22
                      Consolidated Statements of Shareholders' Equity     Page  23
                      Consolidated Statements of Cash Flows               Page  24
                      Notes To The Consolidated Financial Statements      Pages 25 - 43

                         UNITED BANCORP, INC. FORM 10-K

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


        (a)  DOCUMENTS FILED AS PART OF FORM 10-K (CONTINUED)

                2. The summary of selected quarterly results of operations appears on Page 16 in the 1996 Annual Report To Shareholders and is incorporated by reference.

                3. Exhibits

                       2        Not applicable.
                       3(i)(ii) Articles of Incorporation
                                of United Bancorp, Inc. including amendments
                                and By Laws, previously filed with the
                                Securities and Exchange Commission on
                                November 16, 1983.
                       4        Not applicable.
                       9        Not applicable.
                       10       Reference to special severance agreement on
                                page 11 of Proxy Statement.
                       11       Statement regarding computation of per share
                                earnings (included in Note 1 to the
                                consolidated financial statements.)
                       12       Not applicable.
                       13       Reference to the Annual Report To Shareholders
                                for the fiscal year ended December 31, 1996.
                       16       Not applicable.
                       18       Not applicable.
                       21.1     Reference to The Citizens Savings Bank,
                                Martins Ferry, Ohio, incorporated on
                                December 31, 1983, previously filed with the
                                Securities and Exchange Commission.
                       21.2     Reference to The Citizens-State Bank of
                                Strasburg, Strasburg, Ohio, incorporated on
                                December 31, 1924, previously filed with the
                                Securities and Exchange Commission.
                       22       Not applicable.
                       23       Consents of Experts and Council.
                       24       Not applicable.
                       27       Financial Data Schedule
                       28       Not applicable.
                       99       Not applicable.


        (b)  SCHEDULES AND REPORTS ON FORM 8-K

                   The Company filed no reports on SEC Form 8-K during the last quarter of the period covered by this report.

                                        1992        1993        1994       1995         1996
Dividends Per Share                     0.24%       0.25%       0.28%      0.38%        0.43%


                                        1992        1993        1994       1995         1996
Book Value Per Share                    6.93        7.56        8.13       9.08         9.84


                                        1992        1993        1994       1995         1996
Shareholder Value (In thousands)       15,960      31,080      34,197     25,879       44,226



Market Value Ranges                     1992        1993        1994       1995         1996
       Low                              5.68        8.26       16.14      11.59        12.50
       High                             7.85       15.29       20.45      17.73        21.75

                         UNITED BANCORP, INC. FORM 10-K



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.


By:                                                        March 26, 1997
   ----------------------------
   Donald A. Davison, Chairman of the Board

By:                                                        March 26, 1997
   ----------------------------
   James W. Everson, President and Chief Executive Officer

By:                                                        March 26, 1997
   ----------------------------
   Ronald S. Blake, Treasurer

By:                                                        March 26, 1997
   ----------------------------
   Michael J. Arciello

By:                                                        March 26, 1997
   ----------------------------
   Herman E. Borkoski

By:                                                        March 26, 1997
   ----------------------------
   John H. Clark, Jr.

By:                                                        March 26, 1997
   ----------------------------
   Dr. Leon F. Favede

By:                                                        March 26, 1997
   ----------------------------
   Premo R. Funari

By:                                                        March 26, 1997
   ----------------------------
   John M. Hoopingarner

By:                                                        March 26, 1997
   ----------------------------
   Richard L. Riesbeck

By:                                                        March 26, 1997
   ----------------------------
   Errol C. Sambuco

By:                                                        March 26, 1997
   ----------------------------
   Matthew C. Thomas

                         UNITED BANCORP, INC. FORM 10-K


                                Exhibit Index



     Exhibit No.              Description
     -----------              -----------

          13              Annual Report To Shareholders

          23              Consents of Experts and Council

          27              Financial Data Schedule