Form 10-Q
period 1997-03-31
UNITED BANCORP INC /OH/
filed 1997-05-14
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH  31, 1997

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        N/A        to      N/A
                                ----------------------------------

Commission File Number:                 0-16540
                                        -------

                              UNITED BANCORP, INC.
                     -------------------------------------
            (Exact name of registrant as specified in its charter.)

         OHIO                                      34-1405357
       -------                                     ----------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


              FOURTH AT HICKORY STREET, MARTINS FERRY, OHIO  43935
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (614) 633-0445
                               ------------------
              (Registrant's telephone number, including area code)

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

      COMMON STOCK, $1.00 PAR VALUE 2,033,385 SHARES AS OF APRIL 25, 1997

                              UNITED BANCORP, INC.
                               TABLE OF CONTENTS
                                   FORM 10-Q


PART I  FINANCIAL INFORMATION


 ITEM 1. Financial Statements (Unaudited)
   Condensed Consolidated Balance Sheets . . . March 31, 1997 and December 31, 1996....... 3

   Condensed Consolidated Statements of Income . . . Three Months Ended
   March 31, 1997 and 1996................................................................ 4

   Condensed Consolidated Statements of Cash Flows . . . Three Months Ended
   March 31, 1997 and 1996................................................................ 5

   Notes to Condensed Consolidated Financial Statements.............................. 6 - 16

 ITEM 2  Management's Discussion and Analysis of Financial Condition
   and Results of Operations........................................................ 17 - 23

PART II  OTHER INFORMATION

 ITEM 1.
   Legal Proceedings..................................................................... 24

 ITEM 2.
   Changes in Securities................................................................. 24

 ITEM 3.
   Default Upon Senior Securities........................................................ 24

 ITEM 4.
   Submission of Matters to a Vote of Security Holders................................... 24

 ITEM 5.
   Other Information..................................................................... 24

 ITEM 6.
   Exhibits and Reports on Form 8-K...................................................... 24

   Signatures............................................................................ 25

                              UNITED BANCORP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

PART 1 FINANCIAL INFORMATION

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     1997          1996
                                                                                  ---------    ------------
Assets
Cash and due from banks                                                          $    8,982     $    6,394
Federal funds sold                                                                    2,275            225
                                                                                 ----------     ----------
 Total cash and cash equivalents                                                     11,257          6,619
Securities available for sale                                                        25,812         28,064
Securities held to maturity
(Estimated fair value of $29,719 at 03/31/97 and $30,252 at 12/31/96)                29,324         29,794
Loans receivable
 Commercial loans                                                                    12,857         12,415
 Commercial real estate loans                                                        40,988         41,213
 Real estate loans                                                                   33,452         33,886
 Installment loans                                                                   44,969         45,147
                                                                                 ----------     ----------
  Total loans receivable                                                            132,266        132,661
Allowance for loan losses                                                            (2,130)        (2,023)
                                                                                 ----------     ----------
  Net loans receivable                                                              130,136        130,638
Premises and equipment, net                                                           5,223          5,185
Accrued interest receivable and other assets                                          2,657          2,065
                                                                                 ----------     ----------
  Total Assets                                                                   $  204,409     $  202,365
                                                                                 ==========     ==========
Liabilities
Demand deposits
  Noninterest bearing                                                            $   13,213     $   13,384
  Interest bearing                                                                   26,748         26,815
Savings deposits                                                                     50,504         49,882
Time deposits - under $100,000                                                       68,285         67,491
Time deposits - $100,000 and over                                                    14,279         13,940
                                                                                 ----------     ----------
  Total deposits                                                                    173,029        171,512
Securities sold under agreements to repurchase                                        8,658          8,642
Other borrowed funds                                                                    930            704
Accrued expenses and other liabilities                                                1,509          1,491
                                                                                 ----------     ----------
  Total Liabilities                                                                 184,126        182,349

Shareholders' Equity
Common stock - $1 Par Value: 10,000,000 shares authorized;
 2,033,385 - 03/31/97 and 12/31/96 issued and outstanding                             2,033          2,033
Additional-paid-in-capital                                                           11,726         11,726
Retained earnings                                                                     6,570          6,115
Unrealized (loss)/gain on securities available for sale, net of tax                     (46)           142
                                                                                 ----------     ----------
 Total Shareholders' Equity                                                          20,283         20,016
                                                                                 ----------     ----------
 Total Liabilities and Shareholders' Equity                                      $  204,409     $  202,365
                                                                                 ==========     ==========


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)




                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1997        1996
                                                             ----------------------
Interest and dividend income
 Loans, including fees                                        $   3,004   $   2,785
 Taxable securities                                                 585         603
 Non-taxable securities                                             277         246
 Other interest and dividend income                                  21          26
                                                              ---------   ---------
   Total interest and dividend income                             3,887       3,660

Interest expense
 Deposits
  Demand                                                            158         153
  Savings                                                           373         367
  Time                                                            1,105       1,027
 Other borrowed funds                                               110          86
                                                              ---------   ---------
   Total interest expense                                         1,746       1,633

NET INTEREST INCOME                                               2,141       2,027

Provision for loan losses                                          (111)       (111)
                                                              ---------   ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               2,030       1,916

Noninterest income
 Service charges on deposit accounts                                138         143
 Other income                                                       100          91
                                                              ---------   ---------
   Total noninterest income                                         238         234

Noninterest expense
 Salaries and employee benefits                                     698         683
 Occupancy                                                          157         161
 Other expenses                                                     519         437
                                                              ---------   ---------
   Total noninterest expense                                      1,374       1,281

INCOME BEFORE INCOME TAXES                                          894         869
 Income tax expense                                                 216         222
                                                              ---------   ---------
NET INCOME                                                    $     678   $     647
                                                              ---------   ---------
Earnings per common share                                     $    0.33   $    0.32
Weighted average shares outstanding                               2,033       2,033
Dividends per common share                                    $    0.11   $    0.10




   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               1997         1996
                                                                              -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  678          $  647
Adjustments to reconcile net income to net cash
  from operating activities
   Depreciation and amortization                                             116              98
   Amortization of intangibles                                                22              22
   Provision for loan losses                                                 111             111
   Deferred taxes                                                            (46)            (10)
   Federal Home Loan Bank stock dividend                                     (12)            (10)
   (Accretion)/amortization of securities, net                                (1)              2
   Gain on sale of other real estate owned                                    (5)              0
   Net changes in accrued interest receivable and other asset               (506)           (600)
   Net changes in accrued expenses and other liabilities                      18              73
                                                                         -------          ------
   Net cash from operating activities                                        375             333

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
 Proceeds from sales                                                           -               -
 Proceeds from maturities/calls                                            2,000           1,750
 Purchases                                                                     -          (1,999)
Securities held to maturity
 Proceeds from maturities/calls                                              536           2,000
 Purchases                                                                   (76)         (2,811)
Net change in loans                                                          391          (1,569)
Net purchases of premises and equipment                                     (154)           (565)
Proceeds from sale of other real estate owned                                 30               -
                                                                         -------          ------
   Net cash from investing activities                                      2,727          (3,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                     1,517             276
Net change in short-term borrowings                                         (156)          3,624
Proceeds from long-term debt                                                 400               0
Princiapl payments on long-term debt                                          (2)              0
Cash dividends paid                                                         (223)           (203)
                                                                         -------          ------
   Net cash from financing activities                                      1,536           3,697
                                                                         -------          ------

Net change in cash and cash equivalents                                    4,638             836

Cash and cash equivalents at beginning of year                             6,619           6,982
                                                                         -------          ------
Cash and cash equivalents at end of period                               $11,257          $7,818
                                                                         =======          ======
   Interest paid                                                         $ 1,795          $1,684
   Income taxes paid                                                           -               -



   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1997 and its results of operations and statements of cash flows for the periods presented. These adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1996 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report To Shareholders for the year ended December 31, 1996.

     PRINCIPLES OF CONSOLIDATION:
          The consolidated financial statements include the accounts of United Bancorp, Inc. (Company) and its wholly owned subsidiaries, (Banks) The Citizens Savings Bank, Martins Ferry, Ohio (Citizens-Martins Ferry) and The Citizens-State Bank of Strasburg, Strasburg, Ohio (Citizens-Strasburg). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year of 1997.

     NATURE OF OPERATIONS:
          The Company and Banks' revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Belmont, Jefferson, Tuscarawas and Carroll Counties and the surrounding localities in northeastern and eastern Ohio, and include a wide range of individuals, businesses and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items, although borrower cash flow may also be a primary source of payment. Citizens-Martins Ferry conducts its business through its main office in Martins Ferry, Ohio and two branches located in Bridgeport and Colerain, Ohio. Citizens-Strasburg conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio.

     USE OF ESTIMATES:
          To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The collectibility of loans, fair values of financial instruments and status of contingencies are particularly subject to change.

     CASH FLOW REPORTING:
          Cash and cash equivalents are defined as cash and due from banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, securities sold under agreements to repurchase and short-term borrowings.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SECURITIES:
          Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short term periods in anticipation of market gains and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

          Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

     LOANS:
          Loans are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

          Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

     ALLOWANCE FOR LOAN LOSSES:
          The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

          Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") Nos. 114 and 118, which modify the accounting for impaired loans. A loan is considered impaired when management believes that full collection of principal and interest is not probable. The Company reduces the carrying value of impaired loans to the present value of expected future cash flows, or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations should require an increase to the allowance, such increase is reported as bad debt expense.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ALLOWANCE FOR LOAN LOSSES: (CONTINUED)
          Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more, or when the internal grading system indicates a doubtful classification. Loan impairment is evaluated in total for smaller-balance loans of similar nature. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and consumer automobile, boat and home equity loans. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to the passage of time are reported as part of the provision for loan losses.

     PREMISES AND EQUIPMENT:
          Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated on the straight-line method over asset useful lives. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

     OTHER REAL ESTATE:
          Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition and changes in the valuation allowance are reported in other expenses.

     LOAN SERVICING:
          The Company became subject to the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. This Standard requires entities to recognize, as separate assets, rights to service mortgage loans for others, regardless of how these rights are acquired. Mortgage servicing rights acquired through either the purchase or the origination of mortgage loans which are subsequently sold with servicing rights retained should be determined by allocating the total cost of the mortgage loans to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset are amortized in proportion to, and over the period of, estimated net servicing income. SFAS 122 did not have a material impact on the Company's financial statements at January 1, 1996.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IDENTIFIED INTANGIBLES:
          Identified intangibles include the value of depositor relationships purchased which are being amortized on an accelerated method over eight years. Identified intangibles also include a non-compete covenant and capitalized organizational costs which are being amortized on a straight-line method over five years. Identified intangibles are assessed for impairment based on estimated undiscounted cash flows and written down if necessary. At March 31, 1997 and December 31, 1996, identified intangibles net of accumulated amortization totaled $151,150 and $173,638 and are included in other assets in the accompanying consolidated balance sheets.

     EMPLOYEE BENEFITS:
          A defined benefit pension plan covers all employees who have completed 1,000 hours of service during an anniversary year, measured from their date of hire, who have attained age 21 and who were hired before age
     60. The plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets consist of primarily common stock and certificates of deposit.

          Beginning March of 1995, the Company began offering a 401(k) plan which covers all employees who have attained the age of 21 and have completed one year of service. Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation. The Company may make a discretionary matching contribution equal to a percentage of each participant's elective deferral not to exceed 6% of the participant's annual compensation. Employee contributions are always vested. Employer contributions become 100% vested after 5 years of service.

          Expense of the defined benefit plan is reported by spreading the expected contributions to the plan less long-term earnings on plan assets over the employee's service period. Expense of the 401(k) plan is based on the annual contribution.

     STOCK COMPENSATION:
          Expense for employee compensation under stock option plans is based on Opinion 25, with expense reported only if options are granted below market price at grant date.

     INCOME TAXES:
          Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.
     Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK DIVIDENDS:
          Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in-capital. Stock splits are recorded by transferring the par value of shares issued from retained earnings to common stock. On April 17, 1996, a 10% stock dividend was approved for all shareholders of record on May 20, 1996 and distributed on June 20, 1996.

     EARNINGS AND DIVIDENDS PER COMMON SHARE:
          Earnings per common share is based on the weighted-average number of shares outstanding for the period. Stock options outstanding do not presently have a dilutive effect greater than or equal to 3% on earnings per common share. All per share data has been retroactively adjusted for the 10% stock dividend in 1996.

     RECLASSIFICATIONS:
          Some items in prior financial statements have been reclassified to conform with the current presentation.

     IMPACT OF RECENT ACCOUNTING STANDARDS:
          SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for
     distinguishing between sales and secured borrowings.   It was originally
     effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS No. 125 will continue to be effective January 1, 1997. SFAS No. 125 did not have a material impact on the Company's financial statements.

          In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basis EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

2.   SECURITIES:

     The amortized cost and estimated fair values of investment securities are as follows:

                                            ---------          ----------------         -----------------         ----------
                                            AMORTIZED                GROSS                    GROSS               ESTIMATED
                                              COST             UNREALIZED GAINS         UNREALIZED LOSSES         FAIR VALUE
                                            ---------          ----------------         -----------------         ----------
AVAILABLE FOR SALE - MARCH 31, 1997
US Treasury obligations                   $ 3,236,519           $   43,137                                       $  3,279,656
US Agency obligations                      21,532,514               42,625                   $  (173,889)          21,401,250
State and Municipal obligations               456,705               17,700                                            474,405
Other investments                             647,461                9,675                                            657,136
                                          -----------           ----------                   -----------         ------------
                                          $25,873,199           $  113,137                   $  (173,889)        $ 25,812,447
                                          ===========           ==========                   ===========         ============

AVAILABLE FOR SALE - DECEMBER 31, 1996
US Treasury obligations                   $ 3,725,832              $73,570                                       $  3,799,402
US Agency obligations                      23,032,148              146,839                   $   (35,153)          23,143,834
State and Municipal obligations               456,645               19,298                                            475,943
Other investments                             635,175                9,675                                            644,850
                                          -----------           ----------                   -----------         ------------
                                          $27,849,800           $  249,382                   $   (35,153)        $ 28,064,029
                                          ===========           ==========                   ===========         ============

HELD TO MATURITY - MARCH 31, 1997
US Agency obligations                     $ 8,999,723                                        $   (97,154)        $  8,902,569
State and Municipal obligations            20,324,226           $  584,180                       (91,855)          20,816,551
                                          -----------           ----------                   -----------         ------------
                                          $29,323,949           $  584,180                   $  (189,009)        $ 29,719,120
                                          ===========           ==========                   ===========         ============

HELD TO MATURITY - DECEMBER 31, 1996
US Agency obligations                     $ 9,535,396           $    1,000                   $   (84,324)        $  9,452,072
State and Municipal obligations            20,258,388              634,056                       (92,335)          20,800,109
                                          -----------           ----------                   -----------         ------------
                                          $29,793,784             $635,056                   $  (176,659)        $ 30,252,181
                                          ===========           ==========                   ===========         ============

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


2.   SECURITIES: (CONTINUED)

     There were no sales of securities during the three months ended March 31, 1997 or March 31, 1996

     Contractual maturities of securities at March 31, 1997 were as follows:




  AVAILABLE FOR SALE                         AMORTIZED    ESTIMATED
                                               COST       FAIR VALUE
                                             ---------    ----------
US Treasury obligations
  1 - 2    Years                               2,236,686    2,265,906
  2 - 5    Years                                 999,833    1,013,750
                                             -----------  -----------
  Total                                        3,236,519    3,279,656
                                             -----------  -----------
US Agency obligations
  0 - 3    Months                                499,989      500,468
  3 - 6    Months                                500,000      499,687
  6 - 12  Months                               2,951,894    2,976,816
  1 - 2    Years                                 479,339      491,562
  2 - 5    Years                              11,598,811   11,533,537
  5 - 10  Years                                5,502,481    5,399,180
                                             -----------  -----------
  Total                                       21,532,514   21,401,250
                                             -----------  -----------
State and municipal obligations
  5 - 10  Years                                  336,705      350,301
 Over 10 Years                                   120,000      124,104
                                             -----------  -----------
  Total                                          456,705      474,405
                                             -----------  -----------
Other investments
  Equity securities                              647,461      657,136
                                             -----------  -----------
Total securities available for sale          $25,873,199  $25,812,447
                                             ===========  ===========



HELD TO MATURITY

US Agency obligations
  6 - 12  Months                              $1,500,000   $1,495,138
  1 - 2    Years                               6,499,723    6,424,231
  2 - 5    Years                               1,000,000      983,200
                                             -----------  -----------
  Total                                        8,999,723    8,902,569
                                             -----------  -----------
State and municipal obligations
  0 - 3    Months                                145,073      145,079
  3 - 6    Months                                145,138      145,780
  6 - 12  Months                                 346,121      345,078
  1 - 2    Years                                 792,548      817,035
  2 - 5    Years                               7,263,583    7,492,816
  5 - 10  Years                               11,525,534   11,766,743
  Over 10 Years                                  106,229      104,020
                                             -----------  -----------
  Total                                       20,324,226   20,816,551
                                             -----------  -----------
Total securities held to maturity            $29,323,949  $29,719,120
                                             ===========  ===========

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


2. SECCURITIES (CONTINUED)

          Securities with a cost of approximately $24,738,000 at March 31, 1997 and $25,125,000 at December 31, 1996 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

3. LOANS

          Loans to directors and officers, their immediate families, affiliated corporations, and other entities in which they own more than a 10% voting interest are summarized below:


        Aggregate balance - December 31, 1996         $  2,135,565
         New loans                                         776,961
         Repayments                                       (937,922)
                                                      ------------
        Aggregate balance - March 31, 1997            $  1,974,604
                                                      ============

4. ALLOWANCE FOR LOAN LOSSES

          The allowance in the allowance for loan losses is summarized as follows:

                                                             1997              1996
                                                        ---------------    --------------
          Balance 01/01/97  and 01/01/96                $   2,022,987      $  1,775,383
           Provision charged to operating expense             111,000           455,400
           Loans charged-off                                  (21,660)         (251,241)
           Recoveries                                          18,053            43,445
                                                        -------------      ------------
         Balance 03/31/97 and 12/31/96                  $   2,130,380      $  2,022,987
                                                        =============      ============

          Loans considered impaired under the provisions of SFAS No. 114 were not material at March 31, 1997 and December 31, 1996 and during the three months ended March 31, 1997 and 1996.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          Securities sold under agreements to repurchase are financing arrangements whereby the Banks sell securities and agree to repurchase the identical securities at the maturities of the agreements at specified prices. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                              Three months         Twelve months
                                                                 ended                ended
                                                                MARCH 31,           DECEMBER 31,
                                                                  1997                 1996
                                                                ------------        ------------
Average daily balance during the period                         $  7,710,076         $  6,523,271
Average interest rate during the period                                4.27%                4.30%
Maximum month-end balance during the period                     $  8,658,035         $  8,667,310


          Securities underlying these agreements were as follows:

                                                                MARCH 31,           DECEMBER 31,
                                                                  1997                 1996
                                                                ------------        ------------
Carrying value of securities                                     $  8,919,909        $ 9,574,054
Fair value of securities                                            8,940,146          9,606,556

6. COMMITMENTS AND CONTINGENCIES

          There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

          Some financial instruments are used in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

          Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation. Collateral varies, but may include accounts receivable, inventory, property, equipment, income-producing commercial properties, residential real estate and consumer assets.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

          A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 1997 and December 31, 1996 follows:

                                                                   MARCH 31,        DECEMBER 31,
                                                                     1997               1996
                                                                -------------       ------------
Commitments to extend credit                                     $ 15,431,000        $11,751,000
Standby letters of credit                                             156,000            156,000
                                                                 ------------        -----------
                                                                 $ 15,587,000        $11,907,000
                                                                 ============        ===========

          At March 31, 1997 and December 31, 1996 and included above, commitments to make fixed-rate loans at current market rates totaled $85,000 and $80,000, respectively with the interest rates on those fixed-rate commitments ranging from 7.84% to 10.50% and 7.84% to 9.99%, respectively.

          At March 31, 1997 and December 31, 1996, reserves of $602,000 and $676,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

7. CONCENTRATION OF CREDIT RISK

          The Banks grant commercial, commercial real estate, real estate and installment loans to customers mainly in Belmont, Tuscarawas and Carroll Counties and the surrounding localities. The Banks also grant commercial and commercial real estate loans in the Columbus, Ohio area. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate. At March 31, 1997 and December 31, 1996, total commercial and commercial real estate loans made up 40.7% and 40.4%, respectively of the loan portfolio, with 27.1% and 29.4% of these loans secured by commercial and residential real estate and business assets in the Columbus, Ohio area. At March 31, 1997 and December 31, 1996, installment loans account for 34.0% of the loan portfolio and are secured by consumer assets including automobiles which account for 83.9% and 83.1%, respectively of the installment loan portfolio. Real estate loans comprise 25.3% and 25.5% of the loan portfolio as of March 31, 1997 and December 31, 1996, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit.

          Included in cash and due from banks and Federal funds sold as of March 31, 1997 and December 31, 1996 is $8,259,836 and $3,639,127,
     respectively on deposit with a correspondent bank.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


8. STOCK OPTIONS

          The Company adopted a nonqualified stock option plan for directors and bank holding company officers in 1995. The plan was subsequently ratified by shareholders on April 17, 1996. The exercise price for options granted under this plan will be no less than 100% of the fair market value of the shares on the date of grant.


                                                           AVERAGE
                                                           EXERCISE
                                            SHARES           PRICE
                                            ------         --------
Outstanding at December 31, 1996           71,350           $ 13.60
Granted                                         -                 -
Exercised                                       -                 -
Forfeited                                       -                 -
                                           ------
Outstanding at March 31, 1997              71,350
                                           ======

Remaining shares available for
  grant at March 31, 1997                  30,287

Options exercisable at March 31, 1997           -

          The following table summarizes information about stock options outstanding at March 31, 1997:


                            NUMBER                                       NUMBER
          EXERCISE        OUTSTANDING             DATE OF              EXERCISABLE
            PRICE         AT 03/31/97           EXPRIRATION             AT 03/31/97
         -------------   ---------------       ---------------        -------------------
          $  13.59           69,850               11/21/05                     -
             14.26            1,500               11/21/05                     -

9. DIVIDEND RESTRICTION

          Dividends paid by the subsidiary banks are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. Applicable state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Company. Those restrictions generally limit dividends to the current and prior two years earnings, (as defined), totaling $4,306,323 as of March 31, 1997. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions would not limit the Company's ability to pay normal dividends.

                             UNITED BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10-Q


          In the following pages, Management presents an analysis of United Bancorp, Inc.'s financial condition at March 31, 1997 compared to December 31, 1996 and results of operations for the three month period ended March 31, 1997 compared to the same period in 1996. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

          United Bancorp, Inc. was created as a single bank holding company in July of 1983 through the acquisition of 100% of the voting stock of The Citizens Savings Bank of Martins Ferry, Ohio. United Bancorp, Inc. became a multi-bank holding company in December of 1986 through the purchase of 100% of the voting stock of The Citizens-State Bank of Strasburg, Strasburg, Ohio. Common stock was available through over-the-counter trading until February 1994 when it began trading on The Nasdaq SmallCaps Market tier of The Nasdaq Stock Market under the trading symbol UBCP.

          The Citizens Savings Bank (Citizens-Martins Ferry), originally established as The German Savings Bank in 1902, remains the lead bank in the multi-bank holding company and continues as an integral part of the development of the commercial and residential base in Martins Ferry and other local communities. The Bank expanded its market through the construction of a full service branch banking facility six miles west in nearby Colerain, Ohio in 1974. Expansion opportunities continued in 1978 with the construction of another full service branch bank in Bridgeport, Ohio, located two miles south of Martins Ferry. A limited service auto-teller facility was opened in Martins Ferry in 1980, one block south of the former main office location. An Automated Teller Machine (ATM) began operation in nearby Aetnaville, Ohio in 1983, providing additional 24 hour limited banking services to area residents. The main banking facility outgrew the physical limitations of its previous location and subsequently relocated in 1984 to a newly constructed 21,500 square foot addition to the auto-teller facility mentioned above.

          The Citizens-State Bank of Strasburg (Citizens-Strasburg), was also established in 1902 and is located in an area of northeastern Ohio whose economy is supported by agriculture and light industry. Additionally, it benefits as a "bedroom community" for the Akron-Canton metropolitan area. Citizens-Strasburg joined the bank holding company in 1986 through the acquisition of 100% of its voting stock by UBCP. Citizens-Strasburg constructed a new full service banking facility in Dover, Ohio in 1990. This expansion was soon followed with the acquisition of two branch banking facilities in New Philadelphia and Sherrodsville in 1992. Additionally, a branch banking facility located in Dellroy, Ohio was acquired in 1994. This most recent acquisition brought the number of offices to five for Citizens-Strasburg and eight overall for UBCP.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10 - Q


     FINANCIAL CONDITION

     EARNING ASSETS - LOANS
          At March 31, 1997, gross loans were $132,266,000 compared to $132,661,000 at year-end 1996. This decline in lending volume is the result of several large dollar prepayments of commercial loans at the end of the quarter and the impact of a local steel strike in the Citizens-Martins Ferry market area. While some commercial loan growth opportunities continue to be available within the Company's markets, the installment lending growth potential remains questionable within the Citizens-Martins Ferry market due to the prolonged strike. Real estate loan origination volume is expected to increase due to the Banks' involvement in the secondary market program, however, as these loans will be sold, the balance of real estate loans held in the portfolio is expected to decline.

          Installment loans, with continued emphasis placed on support of the indirect automobile lending market, remained static at 34.0 % of total loans at March 31, 1997 compared to year-end 1996. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's eight branch locations.

          Commercial real estate loans comprised 31.0% of total loans at March 31, 1997 compared to 31.1% at year-end 1996. Commercial loans were 9.7% and 9.4% of the total portfolio mix at March 31, 1997 and year-end 1996. Only slight to moderate commercial loan growth is anticipated throughout the remainder of 1997.

          Out of area loans occur mostly in the Columbus and Akron-Canton, Ohio areas. Lending beyond the local area has been for projects and borrowers with substantial net worth. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations minimizing potential risks associated with lending activities specific to a limited area. Out of area loans at March 31, 1997 were 11.0% of total loans and 27.1% of total commercial, and commercial real estate loans compared to 11.9% and 29.4% at year-end 1996.

          Real estate loans were 25.3% of total loans at March 31, 1997 compared to 25.5% at year-end 1996. As indicated above, the Banks' involvement in the secondary market program should yield increases in loan origination volume. It is anticipated that borrower preferences will favor the secondary market product offerings with a decline expected in real estate loans held within the loan portfolio.

          The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for inherent losses in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the balance of the allowance for loan losses currently in place continues to be sufficient to deal with potential losses associated with the steel strike. Charge-offs for the three months ended March 31, 1997 were less than half of the total for the same period in 1996.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10 - Q


     EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
          The securities portfolio is comprised of U.S. Treasury notes and other U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their known levels of credit risk.

          Securities available for sale at March 31, 1997 decreased $2,252,000, or 8.0% from year-end 1996 totals. This downward movement resulted partially from the calls and maturities of $2,000,000 in securities and the unrealized loss market value adjustment of approximately $61,000 (before tax effect) at March 31, 1997 compared to an unrealized gain market value adjustment of approximately $214,000 (before tax effect) at year-end 1996. Securities held to maturity decreased a net $470,000 at March 31, 1997 compared to year-end 1996 totals.

          Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Banks. At March 31, 1997, federal funds sold totaled $2,275,000 compared to $225,000 at year-end 1996. The Company maintained a higher balance in liquid funds such as overnight funds awaiting anticipated changes in yields related to securities and to fund loan growth.

     SOURCES OF FUNDS - DEPOSITS
          The Company's primary source of funds is core deposits from retail and business customers. These core deposits include interest-bearing and noninterest-bearing deposits, excluding certificates of deposit over $100,000. Total core deposits increased $1,187,000 during the three months ended March 31, 1997 primarily from savings accounts and certificates of deposit less than $100,000. The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others which may tend to be more seasonal in nature resulting from the receipt and disbursement of state and Federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

          Certificates of deposit over $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 1997, certificates of deposit over $100,000 increased $339,000 over year-end 1996 totals.

     SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS
          Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Federal funds purchased, Treasury, Tax & Loan note payable and Federal Home Loan Bank advances. Total short-term borrowings at March 31, 1997 remained fairly constant in relation to year-end 1996 levels.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10 - Q


     PERFORMANCE OVERVIEW

     NET INCOME
          Net income for the three months ended March 31, 1997 was $678,434, representing a 4.8% increase in earnings over March 31, 1996 totals. This equates to an annualized income performance of 1.34% Return on Average Assets (ROA) and a 13.41% Return on Average Equity (ROE).

     NET INTEREST INCOME
          Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 5.6% for the three months ended March 31, 1997 compared to the same three month period in 1996.

          Total interest income for the three months ended March 31, 1997 when compared to the same three months ended March 31, 1996 increased $227,000, or 6.2%. The largest component of this increase was interest and fee income from loans, increasing 7.9% due to a higher average balance of loans in the first quarter of 1997 compared to the first quarter of 1996.

          Total interest expense for the three months ended March 31, 1997 increased $113,000, or 6.9% over the same three months in 1996. This increase in interest expense was primarily the result of a higher volume of interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES
          The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover losses that may occur in the normal course of lending. The total provision for loan losses was $111,000 for both the three months ended March 31, 1997 and 1996. Management has maintained the relative level of the provision in relation to loan growth experienced throughout the first three months of 1997. If events in the Wheeling-Pittsburgh Steel strike mentioned above unfold in ways unforeseen, changes to the provision amount would be initiated as management deems appropriate.

     NONINTEREST INCOME
          Total noninterest income is made up of Bank related fees and service charges, as well as other income producing services provided, including ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three months ended March 31, 1997 remained fairly constant in relation to the same three months ended March 31, 1996.

     NONINTEREST EXPENSE
          Noninterest expense for the three months ended March 31, 1997 increased $93,000, or 7.3% over the three months ended March 31, 1996.
     The largest contributor to this change was the additional depreciation expense recognized on new data processing and item processing equipment which was installed during the third quarter of 1996. The prior year three month period had reduced expense due to the original Data Processing equipment being fully depreciated in May of 1995.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10 - Q


     CAPITAL RESOURCES
          Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholder equity at March 31, 1997 was $20,283,000 compared to $20,016,000 at December 31, 1996, a 1.3% increase. Equity at March 31, 1997 includes a $46,000 unrecognized loss in equity due to the after tax impact of the fair value of securities categorized as available for sale as compared to a $141,000 increase in equity at December 31, 1996. Total shareholder's equity in relation to total assets was 9.9% at March 31, 1997 and December 31, 1996.

          During 1996, the Company initiated a Dividend Reinvestment Plan
     (The Plan) for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan provides an economical and convenient method for the holders of shares of the Company's common stock to purchase additional shares of common stock at market prices and without payment of brokerage commissions or service charges. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends. Shareholders who do not wish to participate in the Plan will continue to receive cash dividends, as declared in the usual and customary manner.
     The Company has approved the issuance of 150,000 authorized and unissued shares of the Company's common stock for purchase under The Plan. To date, all shares purchased by the Plan except for 797 shares purchased on October 21, 1996 have been purchased on the open market.

          The Company and Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Banks' operations.

          The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required. The minimum requirements are:



                                  TOTAL               TIER 1                    TIER 1
                               CAPITAL TO           CAPITAL TO                 CAPITAL TO
                              RISK-WEIGHTED       RISK WEIGHTED                 AVERAGE
                                 ASSETS              ASSETS                     ASSETS
                            -------------------  ------------------  ------------------------
Well capitalized                  10.00%               6.00%                  5.00%
Adequately capitalized             8.00%               4.00%                  4.00%
Undercapitalized                   6.00%               3.00%                  3.00%

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10 - Q


     CAPITAL RESOURCES (CONTINUED)
          The following table illustrates the Company's risk-weighted capital ratios at March 31, 1997:

                                                     MARCH 31, 1997
                                                 --------------------
Tier 1 capital                                   $         20,173,000
Total risk-based capital                         $         21,880,000
Risk-weighted assets                             $        136,151,000
Average total assets                             $        202,498,000

Tier 1 capital to average assets                                9.96%
Tier 1 risk-based capital ratio                                14.82%
Total risk-based capital ratio                                 16.07%

     LIQUIDITY
          Management's objective in managing liquidity is to maintain the ability to continue to meet the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Banks have additional sources of liquidity available to ensure that adequate funds are available as needed which include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that is has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

          For the three months ended March 31, 1997, the adjustment to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net cash increase of $4,638,000, of which $2,536,000 was from the maturities/calls of securities, was held in anticipation of expected loan funding in early April. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10 - Q


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

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                   Not applicable.

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   Not applicable

     ITEM 5.       OTHER INFORMATION
                   Not applicable.

     ITEM 6.       EXHIBITS AND REPORTS ON FORM 8 K

                   (a)  Exhibits

                   (b)  Reports on Form 8 K

                           The Company filed no form 8 Ks with the Securities Exchange Commission during the quarter ending March 31, 1997.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION
                                   FORM 10-Q


     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  May 12, 1997                                    By:
------------                                         ----------------
  Date                                                James W. Everson
                                                      Chairman, President &
                                                      Chief Executive Officer




  May 12, 1997                                    By:
 ------------                                        ---------------
  Date                                               Ronald S. Blake
                                                     Treasurer

                                 EXHIBIT INDEX


                                                   SEQUENTIALLY
EXHIBIT                                              NUMBERED
NUMBER                  DESCRIPTION                    PAGE
-------                 -----------                ------------
 27                      Financial Data Schedule