Form 10-Q
period 1997-06-30
UNITED BANCORP INC /OH/
filed 1997-08-14
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE  30, 1997

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       N/A                 to             N/A
                                  ---------------------------------------------

Commission File Number:                0-16540
                                       -------



                              UNITED BANCORP, INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

           OHIO                                             34-1405357
---------------------------------                       -------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification No.)



              FOURTH AT HICKORY STREET, MARTINS FERRY, OHIO  43935
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

      COMMON STOCK, $1.00 PAR VALUE 2,035,035 SHARES AS OF AUGUST 4, 1997

                              UNITED BANCORP, INC.
                               TABLE OF CONTENTS
                                   FORM 10-Q

PART I  FINANCIAL INFORMATION

 ITEM 1. Financial Statements (Unaudited)
   Condensed Consolidated Balance Sheets . . . June 30, 1997 and December 31, 1996......  3

   Condensed Consolidated Statements of Income . . . Three and Six Months Ended
   June 30, 1997 and 1996 ..............................................................  4

   Condensed Consolidated Statements of Cash Flows . . . Six Months Ended
   June 30, 1997 and 1996 ..............................................................  5

   Notes to Condensed Consolidated Financial Statements ............................ 6 - 17

 ITEM 2  Management's Discussion and Analysis of Financial Condition
   and Results of Operations ...................................................... 18 - 24

PART II  OTHER INFORMATION

 ITEM 1.
   Legal Proceedings ................................................................... 25

 ITEM 2.
   Changes in Securities ............................................................... 25

 ITEM 3.
   Default Upon Senior Securities ...................................................... 25

 ITEM 4.
   Submission of Matters to a Vote of Security Holders ................................. 25

 ITEM 5.
   Other Information ................................................................... 25

 ITEM 6.
   Exhibits and Reports on Form 8-K .................................................... 25

   Signatures .......................................................................... 26

                              UNITED BANCORP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)


PART I  FINANCIAL INFORMATION

                                                                                  JUNE 30,              DECEMBER 31,
                                                                                    1997                    1996
                                                                                ------------            ------------
ASSETS
Cash and due from banks                                                         $      6,688            $      6,394
Federal funds sold                                                                         -                     225
                                                                                ------------            ------------
  Total cash and cash equivalents                                                      6,688                   6,619
Securities available for sale                                                         28,070                  28,064
Securities held to maturity
(Estimated fair value of $30,104 at 06/30/97 and $30,252 at 12/31/96)                 29,486                  29,794
Loans receivable
  Commercial loans                                                                    14,579                  12,415
  Commercial real estate loans                                                        41,720                  41,213
  Real estate loans                                                                   32,917                  33,886
  Installment loans                                                                   46,631                  45,147
                                                                                ------------            ------------
    Total loans receivable                                                           135,847                 132,661
Allowance for loan losses                                                             (2,187)                 (2,023)
                                                                                ------------            ------------
    Net loans receivable                                                             133,660                 130,638
Premises and equipment, net                                                            5,274                   5,185
Accrued interest receivable and other assets                                           2,460                   2,065
                                                                                ------------            ------------
  Total Assets                                                                  $    205,638            $    202,365
                                                                                ============            ============

LIABILITIES
Demand deposits
  Noninterest bearing                                                           $     12,450            $     13,384
  Interest bearing                                                                    25,798                  26,815
Savings deposits                                                                      51,050                  49,882
Time deposits - under $100,000                                                        67,587                  67,491
Time deposits - $100,000 and over                                                     14,202                  13,940
                                                                                ------------            ------------
    Total deposits                                                                   171,087                 171,512
Securities sold under agreements to repurchase                                         8,133                   8,642
Other borrowed funds                                                                   3,959                     704
Accrued expenses and other liabilities                                                 1,472                   1,491
                                                                                ------------            ------------
    Total Liabilities                                                                184,651                 182,349

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,035,035 - 06/30/97 and 2,033,385 - 12/31/96 issued and outstanding                 2,035                   2,033
Additional-paid-in-capital                                                            11,749                  11,726
Retained earnings                                                                      7,039                   6,115
Unrealized gain on securities available for sale, net of tax                             164                     142
                                                                                ------------            ------------
  Total Shareholders' Equity                                                          20,987                  20,016
                                                                                ------------            ------------
  Total Liabilities and Shareholders' Equity                                    $    205,638            $    202,365
                                                                                ============            ============




   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30                         JUNE 30
                                                           1997           1996             1997           1996
                                                        -------------------------       -------------------------
Interest and dividend income
  Loans, including fees                                 $   3,101       $   2,808       $   6,105       $   5,593
  Taxable securities                                          590             562           1,175           1,165
  Non-taxable securities                                      278             266             555             512
  Other interest and dividend income                           35              66              56              92
                                                        ---------       ---------       ---------       ---------
      Total interest and dividend income                    4,004           3,702           7,891           7,362

Interest expense
  Deposits
    Demand                                                    172             162             330             315
    Savings                                                   394             384             767             751
    Time                                                    1,126           1,019           2,231           2,046
  Other borrowed funds                                        116              81             226             167
                                                        ---------       ---------       ---------       ---------
      Total interest expense                                1,808           1,646           3,554           3,279

NET INTEREST INCOME                                         2,196           2,056           4,337           4,083

Provision for loan losses                                    (111)           (122)           (222)           (233)
                                                        ---------       ---------       ---------       ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,085           1,934           4,115           3,850

Noninterest income
  Service charges on deposit accounts                         148             158             286             301
  Security gains - net                                          -              27               -              27
  Other income                                                 63              58             163             157
                                                        ---------       ---------       ---------       ---------
      Total noninterest income                                211             243             449             485

Noninterest expense
  Salaries and employee benefits                              718             668           1,416           1,351
  Occupancy                                                   146             148             303             283
  Other expenses                                              527             507           1,046             978
                                                        ---------       ---------       ---------       ---------
      Total noninterest expense                             1,391           1,323           2,765           2,612

INCOME BEFORE INCOME TAXES                                    905             854           1,799           1,723
  Income tax expense                                          212             196             428             418
                                                        ---------       ---------       ---------       ---------
NET INCOME                                              $     693       $     658       $   1,371       $   1,305
                                                        =========       =========       =========       =========

Earnings per common share                               $    0.34       $    0.32       $    0.67       $    0.64
Weighted average shares outstanding                         2,034           2,033           2,034           2,033
Dividends per common share                              $    0.11       $    0.11       $    0.22       $    0.21




   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                           1997           1996
                                                                        -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   1,371       $   1,305
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                           229             214
      Amortization of intangibles                                              33              42
      Provision for loan losses                                               222             233
      Deferred taxes                                                          (37)             26
      Federal Home Loan Bank stock dividend                                   (22)            (11)
      Gain on sale/call of securities                                           -             (27)
      (Accretion)/amortization of securities, net                              (7)              5
      Gain on sale of other real estate owned                                  (5)              -
      Net changes in accrued interest receivable and other assets            (428)           (302)
      Net changes in accrued expenses and other liabilities                     6            (183)
                                                                        ---------       ---------
      Net cash from operating activities                                    1,362           1,302

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                           -           3,015
  Proceeds from maturities/calls                                            5,502           8,250
  Purchases                                                                (5,424)         (8,120)
Securities held to maturity
  Proceeds from maturities/calls                                              681           2,806
  Purchases                                                                  (393)         (4,406)
Net change in loans                                                        (3,269)         (3,479)
Net purchases of premises and equipment                                      (318)           (645)
Proceeds from sale of other real estate owned                                  30               -
                                                                        ---------       ---------
      Net cash from investing activities                                   (3,191)         (2,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                       (425)           (236)
Net change in short-term borrowings                                         2,308           1,190
Proceeds from long-term debt                                                  465               -
Principal payments on long-term debt                                          (28)              -
Proceeds from exercise of stock options                                        23               -
Tax benefit from exercise of stock options                                      2               -
Cash dividends paid                                                          (447)           (429)
                                                                        ---------       ---------
      Net cash from financing activities                                    1,898             525
                                                                        ---------       ---------

Net change in cash and cash equivalents                                        69            (752)

Cash and cash equivalents at beginning of year                              6,619           6,982
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $   6,688       $   6,230
                                                                        =========       =========




   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1997 and its results of operations and statements of cash flows for the periods presented. These adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1996 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report To Shareholders for the year ended December 31, 1996.

     PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of United Bancorp, Inc. (Company) and its wholly owned subsidiaries, (Banks) The Citizens Savings Bank, Martins Ferry, Ohio (Citizens-Martins Ferry) and The Citizens-State Bank of Strasburg, Strasburg, Ohio (Citizens-Strasburg). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year of 1997.

     NATURE OF OPERATIONS:

          The Company and Banks' revenues, operating income and assets are primarily from the banking industry. Citizens-Martins Ferry's loan customers are located in Belmont and Jefferson counties in eastern Ohio and Marshall and Ohio counties in the northern panhandle of West Virginia. Citizens-Strasburg's loan customers are located in Tuscarawas and Carroll Counties. Both geographic locations include a wide range of individuals, businesses and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items, although borrower cash flow may also be a primary source of payment. Citizens-Martins Ferry conducts its business through its main office in Martins Ferry, Ohio and three branches located in Bridgeport, Colerain and St. Clairsville, Ohio. Citizens-Strasburg conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio.

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

     CASH FLOW REPORTING:

          Cash and cash equivalents are defined as cash and due from banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, securities sold under agreements to repurchase and short-term borrowings. For the periods ended June 30, 1997 and June 30, 1996, the Company paid $3,576,000 and $3,304,000 in interest on deposits and other borrowings and $504,000 and $485,000 for income taxes, respectively.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IDENTIFIED INTANGIBLES:

          Identified intangibles include the value of depositor relationships purchased which are being amortized on an accelerated method over eight years. Identified intangibles also include a non-compete covenant and capitalized organizational costs which are being amortized on a straight-line method over five years. Identified intangibles are assessed for impairment based on estimated undiscounted cash flows and written down if necessary. At June 30, 1997 and December 31, 1996, identified intangibles net of accumulated amortization totaled $141,183 and $173,638 and are included in other assets in the accompanying consolidated balance sheets.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


2.   SECURITIES:

          The amortized cost and estimated fair values of investment securities are as follows:

                                                AMORTIZED        GROSS             GROSS         ESTIMATED
                                                   COST     UNREALIZED GAINS  UNREALIZED LOSSES  FAIR VALUE
                                                -----------------------------------------------------------
AVAILABLE FOR SALE - JUNE 30, 1997
US Treasury obligations                         $ 3,246,423     $    50,577                     $ 3,297,000
US Agency obligations                            23,460,428         169,755     $  (16,169)      23,614,014
State and Municipal obligations                     456,765          22,924                         479,689
Other investments                                   657,149          21,665                         678,814
                                                -----------     -----------     ----------      -----------
                                                $27,820,765     $   264,921     $  (16,169)     $28,069,517
                                                ===========     ===========     ==========      ===========

AVAILABLE FOR SALE - DECEMBER 31, 1996
US Treasury obligations                         $ 3,725,832     $    73,570                     $ 3,799,402
US Agency obligations                            23,032,148         146,839     $  (35,153)      23,143,834
State and Municipal obligations                     456,645          19,298                         475,943
Other investments                                   635,175           9,675                         644,850
                                                -----------     -----------     ----------      -----------
                                                $27,849,800     $   249,382     $  (35,153)     $28,064,029
                                                ===========     ===========     ==========      ===========

HELD TO MATURITY - JUNE 30, 1997
US Agency obligations                           $ 8,999,764     $     4,750     $  (43,189)     $ 8,961,325
State and Municipal obligations                  20,486,635         698,598        (42,158)      21,143,075
                                                -----------     -----------     ----------      -----------
                                                $29,486,399     $   703,348     $  (85,347)     $30,104,400
                                                ===========     ===========     ==========      ===========

HELD TO MATURITY - DECEMBER 31, 1996
US Agency obligations                           $ 9,535,396     $     1,000     $  (84,324)     $ 9,452,072
State and Municipal obligations                  20,258,388         634,056        (92,335)      20,800,109
                                                -----------     -----------     ----------      -----------
                                                $29,793,784     $   635,056     $ (176,659)     $30,252,181
                                                ===========     ===========     ==========      ===========



          There were no sales of securities classified as available for sale for the six month period ended June 30, 1997. Total proceeds from sales of securities classified as available for sale for the six month period ended June 30, 1996 were $3,015,469, with $26,520 realized as gross gains on those sales.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


2. SECURITIES: (CONTINUED)

        Contractual maturities of securities at June 30, 1997 were as follows:

AVAILABLE FOR SALE                        AMORTIZED              ESTIMATED
                                            COST                 FAIR VALUE
                                        -----------             -----------
US Treasury obligations
  6 - 12  Months                        $   488,139             $   497,032
  1 - 2    Years                          2,758,284               2,799,968
                                        -----------             -----------
  Total                                   3,246,423               3,297,000
                                        -----------             -----------
US Agency obligations
  0 - 3    Months                           500,000                 500,312
  3 - 6    Months                         1,950,000               1,964,358
  6 - 12  Months                          1,001,406               1,009,062
  1 - 2    Years                          1,482,623               1,497,556
  2 - 5    Years                         11,332,383              11,386,840
  5 - 10  Years                           7,194,016               7,255,886
                                        -----------             -----------
  Total                                  23,460,428              23,614,014
                                        -----------             -----------
State and municipal obligations
  5 - 10  Years                             336,765                 352,969
 Over 10 Years                              120,000                 126,720
                                        -----------             -----------
  Total                                     456,765                 479,689
                                        -----------             -----------
Other investments
  Equity securities                         657,149                 678,814
                                        -----------             -----------
Total securities available for sale     $27,820,765             $28,069,517
                                        ===========             ===========
HELD TO MATURITY

US Agency obligations
  3 - 6    Months                       $   999,999             $   999,375
  6 - 12  Months                          2,500,000               2,492,618
  1 - 2    Years                          4,499,765               4,471,481
  2 - 5    Years                          1,000,000                 997,851
                                        -----------             -----------
  Total                                 $ 8,999,764             $ 8,961,325
                                        -----------             -----------
State and municipal obligations
  0 - 3    Months                           145,034                 145,084
  3 - 6    Months                           345,704                 345,254
  1 - 2    Years                            792,159                 814,400
  2 - 5    Years                          7,518,182               7,778,903
  5 - 10  Years                          11,579,438              11,953,623
  Over 10 Years                             106,118                 105,811
                                        -----------             -----------
  Total                                  20,486,635              21,143,075
                                        -----------             -----------
Total securities held to maturity       $29,486,399             $30,104,400
                                        ===========             ===========

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


2.   SECURITIES (CONTINUED)

          Securities with an amortized cost of approximately $25,625,000 at June 30, 1997 and $25,125,000 at December 31, 1996 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

3.   LOANS

          Loans to directors and officers, their immediate families, affiliated corporations, and other entities in which they own more than a 10% voting interest are summarized below:


        Aggregate balance - December 31, 1996    $      2,135,565
          New loans                                     1,276,961
          Repayments                                   (1,100,107)
                                                 ----------------
        Aggregate balance - June 30, 1997        $      2,312,419
                                                 ================


4.   ALLOWANCE FOR LOAN LOSSES

          The allowance in the allowance for loan losses is summarized as follows:


                                                           1997            1996
                                                        ----------      ----------
        Balance 01/01/97 and 01/01/96                   $2,022,987      $1,775,383
          Provision charged to operating expense           222,000         455,400
          Loans charged-off                                (86,367)       (251,241)
          Recoveries                                        28,024          43,445
                                                        ----------      ----------
        Balance 06/30/97 and 12/31/96                   $2,186,644      $2,022,987
                                                        ==========      ==========

          Loans considered impaired under the provisions of SFAS No. 114 were not material at June 30, 1997 and December 31, 1996 and during the six months ended June 30, 1997 and 1996.

5. PREMISES AND EQUIPMENT

     Premises and equipment at June 30, 1997 and December 31, 1996 are summarized as follows:

                                                                   1997            1996
                                                                ----------      ----------
        Buildings and land                                      $5,297,327      $5,297,242
        Buildings - leasehold                                      207,535               -
        Furniture and equipment improvements                     2,607,544       2,649,536
        Furniture and equipment - leasehold improvements            67,461               -
        Computer software                                          648,352         637,629
                                                                ----------      ----------
          TOTAL                                                  8,828,219       8,584,407
        Accumulated depreciation                                 3,554,173       3,399,625
                                                                ----------      ----------
        PREMISES AND EQUIPMENT, NET                             $5,274,046      $5,184,782
                                                                ==========      ==========

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


5.   PREMISES AND EQUIPMENT (CONTINUED)

          On April 1, 1997, Citizens-Martins Ferry entered into a five year noncancelable operating lease for an in-store banking facility. The lease may be renewed for up to two additional five-year terms after March 31, 2002. Annual rent expense during the initial term of the lease is $22,500. Annual rent during the second and third five year terms would be $26,000 and $30,000, respectively. Rental expense through June 30, 1997 was $5,625. Future lease payments are as follows:

                Year ended June 30,  1998       $ 22,500
                                     1989         22,500
                                     2000         22,500
                                     2001         22,500
                                     2002         16,875
                                                --------
                                                $106,875
                                                ========

6.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          Securities sold under agreements to repurchase are financing arrangements whereby the Banks sell securities and agree to repurchase the identical securities at the maturities of the agreements at specified prices. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                        SIX MONTHS     TWELVE MONTHS
                                                           ENDED           ENDED
                                                          JUNE 30,      DECEMBER 31,
                                                           1997            1996
                                                        ----------      ----------
        Average daily balance during the period         $7,802,070      $6,523,271
        Average interest rate during the period               4.37%           4.30%
        Maximum month-end balance during the period     $8,658,035      $8,667,310

          Securities underlying these agreements were as follows:

                                                          JUNE 30,      DECEMBER 31,
                                                           1997           1996
                                                        ----------      ----------
        Carrying value of securities                    $9,571,440      $9,574,054
        Fair value of securities                         9,680,723       9,606,556

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


7.   COMMITMENTS AND CONTINGENCIES

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

          A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at June 30, 1997 and December 31, 1996 follows:

                                          JUNE 30,      DECEMBER 31,
                                           1997            1996
                                        -----------     -----------
        Commitments to extend credit    $15,989,380     $11,751,000
        Standby letters of credit           156,000         156,000
                                        -----------     -----------
                                        $16,145,380     $11,907,000
                                        ===========     ===========


          At June 30, 1997 and December 31, 1996 and included above, commitments to make fixed-rate loans at current market rates totaled $83,000 and $80,000, respectively with the interest rates on those fixed-rate commitments ranging from 7.84% to 10.50% and 7.84% to 9.99%, respectively.

          At June 30, 1997 and December 31, 1996, reserves of $676,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


8.   CONCENTRATION OF CREDIT RISK

          The Banks grant commercial, commercial real estate, real estate and installment loans to customers in Belmont and Jefferson counties in eastern Ohio and Tuscarawas and Carroll Counties in northeastern Ohio.
     The Banks also grant commercial and commercial real estate loans in the Columbus, Ohio area. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate. At June 30, 1997 and December 31, 1996, total commercial and commercial real estate loans made up 41.4% and 40.4%, respectively of the loan portfolio, with 24.6% and 29.4% of these loans secured by commercial and residential real estate and business assets in the Columbus, Ohio area. At June 30, 1997 and December 31, 1996, installment loans account for 34.3% and 34.0% of the loan portfolio and are secured by consumer assets including automobiles which account for 83.9% and 83.1%, respectively of the installment loan portfolio. Real estate loans comprise 24.2% and 25.5% of the loan portfolio as of June 30, 1997 and December 31, 1996, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit.

          Included in cash and due from banks and Federal funds sold as of June 30, 1997 and December 31, 1996 is $3,411,651 and $3,639,127, respectively on deposit with a correspondent bank.

9.   STOCK OPTIONS

          The Company adopted a nonqualified stock option plan for directors and bank holding company officers in 1995. The plan was subsequently ratified by shareholders on April 17, 1996. The exercise price for options granted under this plan will be no less than 100% of the fair market value of the shares on the date of grant.

                                                                AVERAGE
                                                                EXERCISE
                                                SHARES           PRICE
                                                ------          --------
        Outstanding at December 31, 1996        71,350          $  13.60
        Granted                                      -               -
        Exercised                               (1,650)            13.59
        Forfeited                               (1,650)            13.59
                                                ------          --------
        Outstanding at June 30, 1997            68,050          $  13.60
                                                ======          ========
        Remaining shares available for
          grant at June 30, 1997                31,937

        Options exercisable at June 30, 1997         -

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


9.   STOCK OPTIONS (CONTINUED)

     The following table summarizes information about stock options outstanding at June 30, 1997:

                               NUMBER                               NUMBER
                EXERCISE     OUTSTANDING        DATE OF           EXERCISABLE
                 PRICE       AT 06/30/97       EXPIRATION         AT 06/30/97
                --------     -----------       ----------         -----------
                $ 13.59         66,550          11/21/05                -
                  14.26          1,500          11/21/05                -


          The options are first exercisable after February 21, 2005, except in the event certain financial performance criteria are met, in which case such options may become exercisable in installment, 40% in 1998, 20% in 1999 and the balance in 2000. All options become immediately exercisable upon retirement, death or in the event of a change in control of the Company.

10.  DIVIDEND RESTRICTION

          Dividends paid by the subsidiary banks are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. Applicable state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Company. Those restrictions generally limit dividends to the current and prior two years earnings, (as defined), totaling $4,821,940 as of June 30, 1997. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions would not limit the Company's ability to pay normal dividends.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10-Q


        In the following pages, Management presents an analysis of United Bancorp, Inc.'s financial condition at June 30, 1997 compared to December 31, 1996 and results of operations for the three and six months ended June 30, 1997 compared to the same periods in 1996. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

        The Citizens Savings Bank (Citizens-Martins Ferry), originally established as The German Savings Bank in 1902, remains the lead bank in the multi-bank holding company and continues as an integral part of the development of the commercial and residential base in Martins Ferry and other local communities. The Bank expanded its market through the construction of a full service branch banking facility six miles west in nearby Colerain, Ohio in 1974. Expansion opportunities continued in 1978 with the construction of another full service branch bank in Bridgeport, Ohio, located two miles south of Martins Ferry. A limited service auto-teller facility was opened in Martins Ferry in 1980, one block south of the former main office location. An Automated Teller Machine (ATM) began operation in nearby Aetnaville, Ohio in 1983, providing additional 24 hour limited banking services to area residents. The main banking facility outgrew the physical limitations of its previous location and subsequently relocated in 1984 to a newly constructed 21,500 square foot addition to the auto-teller facility mentioned above. On June 16, 1997 an in-store retail banking sales center was opened within a local area food store in St. Clairsville, Ohio. This newest banking facility is open seven days a week providing full-service banking to an expanding new market. The site also includes a free standing ATM for additional customer service.

        The Citizens-State Bank of Strasburg (Citizens-Strasburg), was also established in 1902 and is located in an area of northeastern Ohio whose economy is supported by agriculture and light industry. Additionally, it benefits as a "bedroom community" for the Akron-Canton metropolitan area. Citizens-Strasburg joined the bank holding company in 1986 through the acquisition of 100% of its voting stock by UBCP. Citizens-Strasburg constructed a new full service banking facility in Dover, Ohio in 1990. This expansion was soon followed with the acquisition of two branch banking facilities in New Philadelphia and Sherrodsville in 1992. Additionally, a branch banking facility located in Dellroy, Ohio was acquired in 1994. This most recent acquisition brought the number of offices to five for Citizens-Strasburg and nine overall for UBCP.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10-Q


FINANCIAL CONDITION

EARNING ASSETS - LOANS

        At June 30, 1997, gross loans were $135,847,000 compared to $132,661,000 at year-end 1996, representing a 2.4% increase in loan volume. Loan growth was hampered by a weakened local economy in the Citizens-Martins Ferry market area resulting from the continuation of a prolonged work-stoppage at the Wheeling-Pittsburgh Steel Corporation plants located throughout the greater Ohio Valley. Real estate loan origination volume is expected to increase due to the Banks' involvement in the secondary market program, however, as these loans will be sold, the balance of real estate loans held in the portfolio is expected to decline.

        Installment loans, with continued emphasis placed on the indirect automobile lending market located primarily within the Citizens-Martins Ferry market area, increased a modest $1,484,000, or 3.3% at June 30, 1997 compared to year-end 1996. Installment lending represented 34.3% of the entire portfolio mix at June 30, 1997, up slightly from 34.0% at year-end 1996. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for potentially higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's nine banking locations. Despite the geographic market diversification, the Company's installment lending activity has slowed due to the work stoppage cited above within the Citizens-Martins Ferry market area.

        Commercial real estate loans at June 30, 1997 increased $507,000 or 1.2% over year-end 1996 totals. Commercial loans at June 30, 1997 increased $2,164,000, or 17.4% over year-end 1996 totals. Commercial real estate loans declined in relation to the total portfolio mix to 30.7% at June 30, 1997 from 31.1% at year-end 1996. Commercial loans increased to 10.7% of the portfolio at June 30, 1997 compared to 9.4% at year-end 1996. Only slight to moderate commercial loan growth is anticipated throughout the remainder of 1997.

        Out of area loans occur mostly in the Columbus and Akron-Canton, Ohio areas. Lending beyond the local area has been for projects and borrowers with substantial net worth. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations minimizing potential risks associated with lending activities specific to a limited area. Out of area loans at June 30, 1997 were 10.2% of total loans and 24.6% of total commercial and commercial real estate loans compared to 11.9% and 29.4% at year-end 1996.

        Real estate loans were 24.2% of total loans at June 30, 1997 compared to 25.5% at year-end 1996. As indicated above, the Banks' involvement in the secondary market program should yield increases in loan origination volume, however, it is anticipated that borrower preferences will favor the secondary market product offerings with a decline expected in real estate loans held within the loan portfolio.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10-Q


EARNING ASSETS - LOANS (CONTINUED)

        The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for inherent losses in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the balance of the allowance for loan losses currently in place continues to be sufficient to deal with potential losses associated with the aforementioned work stoppage. Charge-offs for the six months ended June 30, 1997 were 20.3% less than the total for the same six month period in 1996.

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

        Securities available for sale at June 30, 1997, net of the unrealized gain market value adjustment of $249,000 (before tax effect), decreased $29,000. from year-end 1996 totals, net of an unrealized gain market value adjustment of approximately $214,000 (before tax effect) at year-end 1996. Securities held to maturity decreased a net $307,000 at June 30, 1997 compared to year-end 1996 totals. Management anticipates maintaining relatively stable levels of securities, utilizing excess deposit growth to fund future loan development.

SOURCES OF FUNDS - DEPOSITS

        The Company's primary source of funds is core deposits from retail and business customers. These core deposits include interest-bearing and noninterest-bearing deposits, excluding certificates of deposit over $100,000. Total core deposits decreased $687,000 during the six months ended June 30, 1997 due to pricing of those products being slightly below the market area. Management has chosen to concentrate on earnings performance during the first six months of the year with renewed emphasis to be placed on deposit growth during the second half of the year dependent upon the outcome of the work
stoppage within the Citizens-Martins Ferry market place cited earlier.    The
Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others which may tend to be more seasonal in nature resulting from the receipt and disbursement of state and Federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

        Certificates of deposit over $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 1997, certificates of deposit over $100,000 increased $262,000 over year-end 1996 totals.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10-Q


SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

        Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Federal funds purchased, Treasury, Tax & Loan note payable and Federal Home Loan Bank advances. Total short-term borrowings at June 30, 1997 increased $2,746,000 from management's utilization of FHLB lines of credit, matched loans and overnight federal funds purchased for funding loan growth. Short-term borrowing sources were used rather than longer-term deposits due to the uncertainty of future loan demand due to the aforementioned work stoppage.

PERFORMANCE OVERVIEW

NET INCOME

        Net income for the three and six months ended June 30, 1997 was $693,000, or 5.32% over the three months ended June 30, 1996 and $1,371,000, or 5.06% over the six months ended June 30, 1996. This equates to an annualized income performance of 1.35% Return on Average Assets (ROA) and a 13.40% Return on Average Equity (ROE).

NET INTEREST INCOME

        Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income for the three and six months ended June 30, 1997 increased $140,000, or 6.8% and $254,000, or 6.2%, respectively over the same periods in 1996. The increases mirror the growth in total assets since June 30, 1996. The Company's net interest spread has remained relatively stable over the past year. Consequently, the increases in net interest income over the comparative prior periods is largely due to growth.

        Total interest income for the three and six months ended June 30, 1997 increased $302,000, or 8.2% and $529,000, or 7.2%, respectively over the same periods in 1996. The increases in interest income slightly outpace the growth in assets primarily because the growth occurred in the loan portfolio which traditionally yields a higher return than the security portfolio or other short-term investments.

        Total interest expense for the three and six months ended June 30, 1997 increased $161,000, or 9.8% and $275,000, or 8.4%, respectively over the same periods in 1996. Management has funded loan growth through borrowed funds of short duration rather than increase the cost of funds across the board on depository products. As future events unfold, pricing strategies will be implemented to enhance the Company's position to attract additional deposits.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10-Q


PROVISION FOR LOAN LOSSES

        The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover losses that may occur in the normal course of lending. The total provision for loan losses was $111,000 and $222,000 for the three and six months ended June 30, 1997 compared to $122,000 and $233,000 for the three and six months ended June 30, 1996. If events in the Wheeling-Pittsburgh Steel work stoppage mentioned above unfold in ways unforeseen, changes to the provision amount would be initiated as management deems appropriate.

NONINTEREST INCOME

        Total noninterest income is made up of Bank related fees and service charges, as well as other income producing services provided, including ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three and six months ended June 30, 1997 decreased $32,000, or 13.2% and $36,000, or 7.4% over the same periods in 1996. The prior comparative periods include $27,000 in security gains recognized on the sale of securities available for sale during 1996. Changes related to other noninterest income net of the security gains were minimal for the three and six months ended June 30, 1997.

NONINTEREST EXPENSE

        Noninterest expense for the three and six months ended June 30, 1997 increased $68,000, or 5.1% and $153,000, or 5.9% over the three and six months ended June 30, 1996. Increases in salaries and employee benefits and other related expenses attributable to the in-store banking facility in St. Clairsville, Ohio contributed most to the increase in noninterest expenses for the period.

CAPITAL RESOURCES

        Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 1997 was $20,987,000 compared to $20,016,000 at December 31, 1996, a 4.9% increase. Equity at June 30, 1997 includes a $164,000 unrecognized increase in equity due to the after tax impact of the fair value of securities categorized as available for sale as compared to a $142,000 increase in equity at December 31, 1996. Total shareholders' equity in relation to total assets was 10.2% at June 30, 1997 and 9.9% at December 31, 1996.

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


                                         TOTAL           TIER 1          TIER 1
                                       CAPITAL TO      CAPITAL TO      CAPITAL TO
                                     RISK-WEIGHTED   RISK-WEIGHTED      AVERAGE
                                        ASSETS          ASSETS          ASSETS
                                     -------------   -------------     ----------
        Well capitalized                10.00%          6.00%           5.00%
        Adequately capitalized           8.00%          4.00%           4.00%
        Undercapitalized                 6.00%          3.00%           3.00%


          The following table illustrates the Company's risk-weighted capital ratios at June 30, 1997:

                                                 JUNE 30, 1997
                                                ----------------
        Tier 1 capital                          $     20,682,000
        Total risk-based capital                $     22,423,000
        Risk-weighted assets                    $    138,835,000
        Average total assets                    $    204,946,000

        Tier 1 capital to average assets                  10.09%
        Tier 1 risk-based capital ratio                   14.90%
        Total risk-based capital ratio                    16.15%

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

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  FORM 10-Q


LIQUIDITY (CONTINUED)

        For the six months ended June 30, 1997, the adjustment to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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


ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders' on April 16, 1997:

         - Compensation for Outside Directors to continue to be set at $1,000 per year as retainer and $250 per meeting attended.

              Roll Call:  Ayes: 1,572,068   Nays: 34,766  Abstaining: 23,542

         - Number of Directors to be set at a minimum of nine and a maximum of thirteen.

              Roll Call:  Ayes: 1,628,752   Nays: 0       Abstaining: 368

         - Election of Directors for the Class of 2000 to include the following:

              James W. Everson   Ayes: 1,628,852    Nays: 0   Abstaining: 368
              Errol C. Sambuco   Ayes: 1,628,852    Nays: 0   Abstaining: 368
              Matthew C. Thomas  Ayes: 1,628,852    Nays: 0   Abstaining: 368


         - Crowe, Chizek and Company LLP, Independent Certified Public Accountants to continue to serve as the Company's external audit firm for the fiscal year 1997.


              Roll Call:   Ayes: 1,629,082    Nays: 1,257    Abstaining: 38

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

         (a)  Exhibits

         (b)  Reports on Form 8 K

                The Company filed no form 8 Ks with the Securities Exchange Commission during the quarter ending June 30, 1997.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION
                                   FORM 10-Q


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




















August 11, 1997                         By:
---------------                            --------------------------------
Date                                    James W. Everson
                                        Chairman, President & Chief Executive
                                        Officer





August 11, 1997                         By:
---------------                            -------------------------------
Date                                    Ronald S. Blake
                                        Treasurer

                              INDEX TO EXHIBITS



EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
    27                                          Financial Data Schedule