Form 10-Q
period 1997-09-30
UNITED BANCORP INC /OH/
filed 1997-11-13
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER  30, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     N/A       to    N/A
                                 -----------------------
Commission File Number:        0-16540
                              ----------

                              UNITED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter.)

            OHIO                                      34-1405357
            ----                                      ----------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

               FOURTH AT HICKORY STREET, MARTINS FERRY, OHIO 43935
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (614) 633-0445
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----    ----
     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

      COMMON STOCK, $1.00 PAR VALUE 2,238,314 SHARES AS OF NOVEMBER 4, 1997
      ---------------------------------------------------------------------

                              UNITED BANCORP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q

PART I  FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)
     Condensed Consolidated Balance Sheets . . . September 30, 1997 and December 31, 1996..............................3

     Condensed Consolidated Statements of Income . . . Three and Nine Months Ended
     September 30, 1997 and 1996.......................................................................................4

     Condensed Consolidated Statements of Cash Flows . . . Nine Months Ended
     September 30, 1997 and 1996.......................................................................................5

     Notes to Condensed Consolidated Financial Statements.........................................................6 - 18

   ITEM 2  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................................19 - 26


PART II  OTHER INFORMATION

   ITEM 1.
     Legal Proceedings................................................................................................27

   ITEM 2.
     Changes in Securities............................................................................................27

   ITEM 3.
     Default Upon Senior Securities...................................................................................27

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................27

   ITEM 5.
     Other Information................................................................................................27

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................................................27

     Signatures.......................................................................................................28

                              UNITED BANCORP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)



PART I  FINANCIAL INFORMATION

                                                                    SEPTEMBER 30,               DECEMBER 31,
                                                                        1997                       1996
                                                                    -------------             ---------------
ASSETS
Cash and due from banks                                             $       5,887             $         6,394
Federal funds sold                                                          1,490                         225
                                                                    -------------             ---------------
  Total cash and cash equivalents                                           7,377                       6,619
Securities available for sale                                              30,042                      28,064
Securities held to maturity
(Estimated fair value of $29,562 at 09/30/97 and $30,252
  at 12/31/96)                                                             28,834                      29,794
Loans receivable
  Commercial loans                                                         13,830                      12,415
  Commercial real estate loans                                             44,034                      41,213
  Real estate loans                                                        32,712                      33,886
  Installment loans                                                        47,142                      45,147
                                                                    -------------             ---------------
    Total loans receivable                                                137,718                     132,661
Allowance for loan losses                                                  (2,251)                     (2,023)
                                                                    -------------             ---------------
    Net loans receivable                                                  135,467                     130,638
Premises and equipment, net                                                 5,239                       5,185
Accrued interest receivable and other assets                                2,465                       2,065
                                                                    -------------             ---------------
  Total Assets                                                      $     209,424             $       202,365
                                                                    =============             ===============
LIABILITIES
Demand deposits
  Noninterest bearing                                               $      12,283             $        13,384
  Interest bearing                                                         26,914                      26,815
Savings deposits                                                           50,426                      49,882
Time deposits - under $100,000                                             69,435                      67,491
Time deposits - $100,000 and over                                          15,502                      13,940
                                                                    -------------             ---------------
    Total deposits                                                        174,560                     171,512
Securities sold under agreements to repurchase                              8,665                       8,642
Other borrowed funds                                                        3,505                         704
Accrued expenses and other liabilities                                      1,257                       1,491
                                                                    -------------             ---------------
    Total Liabilities                                                     187,987                     182,349

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,238,314 - 09/30/97 and 2,033,385 - 12/31/96 issued and
  outstanding                                                               2,238                       2,033
Additional-paid-in-capital                                                 15,663                      11,726
Retained earnings                                                           3,362                       6,115
Unrealized gain on securities available for sale, net of tax                  174                         142
                                                                    -------------             ---------------
  Total Shareholders' Equity                                               21,437                      20,016
                                                                    -------------             ---------------

  Total Liabilities and Shareholders' Equity                        $     209,424             $       202,365
                                                                    =============             ===============










   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30                          SEPTEMBER 30
                                                                     1997            1996               1997                  1996
                                                                 ------------------------------------------------------------------
Interest and dividend income
  Loans, including fees                                           $   3,178     $   2,898           $   9,283           $     8,491
  Taxable securities                                                    583           538               1,758                 1,703
  Non-taxable securities                                                279           274                 834                   786
  Other interest and dividend income                                     51            64                 107                   156
                                                                  ---------     ---------           ---------            ----------
      Total interest and dividend income                              4,091         3,774              11,982                11,136

Interest expense
  Deposits
    Demand                                                              169           162                 499                   477
    Savings                                                             393           391               1,160                 1,142
    Time                                                              1,171         1,078               3,402                 3,124
  Other borrowed funds                                                  130            76                 356                   243
                                                                  ---------     ---------           ---------            ----------
      Total interest expense                                          1,863         1,707               5,417                 4,986

NET INTEREST INCOME                                                   2,228         2,067               6,565                 6,150

Provision for loan losses                                              (111)         (111)               (333)                 (344)
                                                                  ---------     ---------           ---------            ----------

Net interest income after provision for loan losses                   2,117         1,956               6,232                 5,806

Noninterest income
  Service charges on deposit accounts                                   144           152                 430                   453
  Security gains - net                                                    1             0                   1                    27
  Other income                                                          122            77                 285                   223
                                                                  ---------     ---------           ---------            ----------
      Total noninterest income                                          267           229                 716                   703

Noninterest expense
  Salaries and employee benefits                                        724           662               2,140                 2,005
  Occupancy                                                             167           221                 470                   613
  Other expenses                                                        523           456               1,569                 1,322
                                                                  ---------     ---------           ---------            ----------
      Total noninterest expense                                       1,414         1,339               4,179                 3,940

INCOME BEFORE INCOME TAXES                                              970           846               2,769                 2,569
  Income Tax Expense                                                    257           214                 685                   632
                                                                  ---------     ---------           ---------            ----------

NET INCOME                                                        $     713     $     632           $   2,084            $    1,937
                                                                  =========     =========           =========            ==========

Earnings per common share                                         $    0.32     $    0.28           $    0.93            $     0.86
Weighted average shares outstanding                                   2,238         2,236               2,237                 2,236
Dividends per common share                                        $    0.12     $    0.10           $    0.32            $     0.28


  SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            1997                 1996
                                                                         -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  2,084            $  1,937
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                            348                 331
      Amortization of intangibles                                               43                  69
      Provision for loan losses                                                333                 344
      Deferred taxes                                                           (98)                (39)
      Federal Home Loan Bank stock dividend                                    (26)                (29)
      Gain on sale/call of securities                                           (1)                (27)
      (Accretion)/amortization of securities, net                               (9)                  8
      Gain on sale of other real estate owned                                   (5)                  -
      Net changes in accrued interest receivable and other assets             (443)               (521)
      Net changes in accrued expenses and other liabilities                    234                  43
                                                                          --------            --------
      Net cash from operating activities                                     2,460               2,116

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                            -               3,623
  Proceeds from maturities/calls                                             7,750              10,000
  Purchases                                                                 (9,640)            (11,697)
Securities held to maturity
  Proceeds from maturities/calls                                             1,427               3,435
  Purchases                                                                   (496)             (4,839)
Net change in loans                                                         (5,187)             (4,940)
Net purchases of premises and equipment                                       (403)               (707)
Proceeds from sale of other real estate owned                                   30                   -
                                                                          --------            --------
      Net cash from investing activities                                    (6,519)             (5,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                       3,048               4,595
Net change in short-term borrowings                                          2,179               2,896
Proceeds from long-term debt                                                   680                   -
Princiapl payments on long-term debt                                           (35)                  -
Proceeds from exercise of stock options                                         23                   -
Tax benefit from exercise of stock options                                       2                   -
Cash dividends paid                                                           (720)               (650)
                                                                          --------            --------
      Net cash from financing activities                                     5,177               6,841
                                                                          --------            --------

Net change in cash and cash equivalents                                      1,118               3,832

Cash and cash equivalents at beginning of year                               6,619               6,982
                                                                          --------            --------

Cash and cash equivalents at end of period                                $  7,737            $ 10,814
                                                                          ========            ========





   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1997 and its results of operations and statements of cash flows for the periods presented. These adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1996 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report To Shareholders for the year ended December 31, 1996.

   PRINCIPLES OF CONSOLIDATION:
        The consolidated financial statements include the accounts of United Bancorp, Inc. (Company) and its wholly owned subsidiaries (Banks), The Citizens Savings Bank, Martins Ferry, Ohio (Citizens-Martins Ferry) and The Citizens-State Bank of Strasburg, Strasburg, Ohio (Citizens-Strasburg). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year of 1997.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   CASH FLOW REPORTING:
        Cash and cash equivalents are defined as cash and due from banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, securities sold under agreements to repurchase and short-term borrowings. For the periods ended September 30, 1997 and September 30, 1996, the Company paid $5,464,000 and $5,018,000 in interest on deposits and other borrowings and $703,000 and $710,000 for income taxes, respectively.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   ALLOWANCE FOR LOAN LOSSES: (CONTINUED)
        Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more, or when the internal grading system indicates a doubtful classification. Loan impairment is evaluated in total for smaller-balance loans of similar nature. Such loans include residential first mortgage loans secured by one to four-family residences, residential construction loans and consumer automobile, boat and home equity loans. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to the passage of time are reported as part of the provision for loan losses.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   IDENTIFIED INTANGIBLES:
        Identified intangibles include the value of depositor relationships purchased which are being amortized on an accelerated method over eight years. Identified intangibles also include a non-compete covenant and capitalized organizational costs which are being amortized on a straight-line method over five years. Identified intangibles are assessed for impairment based on estimated undiscounted cash flows and written down if necessary. At September 30, 1997 and December 31, 1996, identified intangibles net of accumulated amortization totaled $131,196 and $173,638 and are included in other assets in the accompanying consolidated balance sheets.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   STOCK DIVIDENDS:
        Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in-capital. Stock splits are recorded by transferring the par value of shares issued from retained earnings to common stock. On August 19, 1997, a 10% stock dividend was approved for all shareholders of record on September 2, 1997 and distributed on September 19, 1997. On April 17, 1996, a 10% stock dividend was approved for all shareholders of record on May 20, 1996 and distributed on June 20, 1996.

   EARNINGS AND DIVIDENDS PER COMMON SHARE:
        Earnings per common share is based on the weighted-average number of shares outstanding for the period. Stock options outstanding do not presently have a dilutive effect greater than or equal to 3% on earnings per common share. All per share data has been retroactively adjusted for the 10% stock dividend in 1997.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   IMPACT OF RECENT ACCOUNTING STANDARDS: (CONTINUED)
        In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS no. 129 and, therefore, SFAS No. 129 should have no impact on the Company. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

        SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way the management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

2. SECURITIES:

        The amortized cost and estimated fair values of investment securities are as follows:


                                                            AMORTIZED            GROSS                  GROSS           ESTIMATED
                                                              COST        UNREALIZED GAINS        UNREALIZED LOSSES     FAIR VALUE
                                                        ----------------------------------------------------------------------------
AVAILABLE FOR SALE - SEPTEMBER 30, 1997
US Treasury obligations                                  $   3,256,563         $   51,062                             $   3,307,625
US Agency obligations                                       25,212,115            171,135           $   (12,031)         25,371,219
State and Municipal obligations                                456,825             27,506                                   484,331
Other investments                                              852,800             26,363                                   879,163
                                                         -------------         ----------           -----------       -------------
                                                         $  29,778,303         $  276,066           $   (12,031)      $  30,042,338
                                                         =============         ==========           ===========       =============
AVAILABLE FOR SALE - DECEMBER 31, 1996
US Treasury obligations                                  $   3,725,832         $   73,570                             $   3,799,402
US Agency obligations                                       23,032,148            146,839           $   (35,153)         23,143,834
State and Municipal obligations                                456,645             19,298                                   475,943
Other investments                                              635,175              9,675                                   644,850
                                                         -------------         ----------           -----------       -------------
                                                         $  27,849,800         $  249,382           $   (35,153)      $  28,064,029
                                                         =============         ==========           ===========       =============

HELD TO MATURITY - SEPTEMBER 30, 1997
US Agency obligations                                    $   8,499,806                              $   (23,605)      $   8,476,201
State and Municipal obligations                             20,333,994         $  752,346                  (250)         21,086,090
                                                         -------------         ----------           -----------       -------------
                                                         $  28,833,800         $  752,346           $   (23,855)      $  29,562,291
                                                         =============         ==========           ===========       =============

HELD TO MATURITY - DECEMBER 31, 1996
US Agency obligations                                    $   9,535,396         $    1,000           $   (84,324)      $   9,452,072
State and Municipal obligations                             20,258,388            634,056               (92,335)         20,800,109
                                                         -------------         ----------           -----------       -------------
                                                         $  29,793,784         $  635,056           $  (176,659)      $  30,252,181
                                                         =============         ==========           ===========       =============



        There were no sales of securities classified as available for sale for the three and nine month periods ended September 30, 1997. Total proceeds from sales of securities classified as available for sale for the three and nine month periods ended September 30, 1996 were $607,797 and $3,623,266, with $5,416 and $31,936 realized as gross gains. Gross realized losses were $5,416 for each of the three and nine month periods ended September 30, 1996.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

2. SECURITIES: (CONTINUED)

        Contractual maturities of securities at September 30, 1997 were as follows:

AVAILABLE FOR SALE                           AMORTIZED        ESTIMATED
                                               COST           FAIR VALUE
                                           ------------     -------------
US Treasury obligations
  6 - 12  Months                           $  1,769,449     $  1,787,625
  1 - 2    Years                              1,487,114        1,520,000
                                           ------------     ------------
  Total                                       3,256,563        3,307,625
                                           ------------     ------------
US Agency obligations
  0 - 3    Months                             1,950,000        1,955,938
  3 - 6    Months                             1,000,910        1,006,719
  6 - 12  Months                                485,974          495,937
  1 - 2    Years                              2,000,000        2,008,737
  2 - 5    Years                              8,585,986        8,657,135
  5 - 10  Years                              11,189,245       11,246,753
                                           ------------     ------------
  Total                                      25,212,115       25,371,219
                                           ------------     ------------
State and municipal obligations
  5 - 10  Years                                 336,825          356,243
 Over 10 Years                                  120,000          128,088
                                           ------------     ------------
  Total                                         456,825          484,331
                                           ------------     ------------
Other investments
  Equity securities                             852,800          879,163
                                           ------------     ------------

Total securities available for sale        $ 29,778,303     $ 30,042,338
                                           ============     ============


HELD TO MATURITY
US Agency obligations
  0 - 3    Months                        $  1,000,000       $  1,000,000
  3 - 6    Months                             500,000            498,800
  6 - 12   Months                           4,000,000          3,988,325
  1 - 2    Years                            2,499,806          2,491,226
  2 - 5    Years                              500,000            497,850
                                         ------------       ------------
  Total                                  $  8,499,806       $  8,476,201
                                         ------------       ------------
State and municipal obligations
  0 - 3    Months                             345,285            345,033
  6 - 12   Months                             100,365            100,590
  1 - 2    Years                              791,974            815,285
  2 - 5    Years                            7,488,861          7,773,656
  5 - 10   Years                           11,399,944         11,843,325
  Over 10  Years                              207,565            208,201
                                         ------------       ------------
  Total                                    20,333,994         21,086,090
                                         ------------       ------------
Total securities held to maturity        $ 28,833,800       $ 29,562,291
                                         ============       ============

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

2. SECURITIES (CONTINUED)

        Securities with an amortized cost of approximately $28,417,000 at September 30, 1997 and $25,125,000 at December 31, 1996 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

3. LOANS

        Loans to directors and officers, their immediate families, affiliated corporations, and other entities in which they own more than a 10% voting interest are summarized below:

Aggregate balance - December 31, 1996                      $   2,135,565
  New loans                                                    1,367,485
  Repayments                                                  (1,229,917)
                                                           -------------
Aggregate balance - September 30, 1997                     $   2,273,133
                                                           =============

4. ALLOWANCE FOR LOAN LOSSES

        The allowance in the allowance for loan losses is summarized as follows:

                                                                               1997                   1996
                                                                           ------------         --------------
Balance 01/01/97 and 01/01/96                                              $  2,022,987         $  1,775,383
  Provision charged to operating expense                                        333,000              455,400
  Loans chrged-off                                                             (145,265)            (251,241)
  Recoveries                                                                     40,018               43,445
                                                                           ------------         ------------
Balance 09/30/97 and 12/31/96                                              $  2,250,740         $  2,022,987
                                                                           ============         ============


        Loans considered impaired under the provisions of SFAS No. 114 were not material at September 30, 1997 and December 31, 1996 and during the nine months ended September 30, 1997 and 1996.

5. PREMISES AND EQUIPMENT

   Premises and equipment at September 30, 1997 and December 31, 1996 are summarized as follows:

                                                                              1997                   1996
                                                                          -------------        --------------
Buildings and land                                                         $  5,296,704          $ 5,297,242
Buildings - leasehold                                                           331,962                    -
Furniture and equipment                                                       2,555,690            2,649,536
Furniture and equipment - leasehold                                              67,985                    -
Computer software                                                               655,357              637,629
                                                                           ------------          -----------
  TOTAL                                                                       8,907,698            8,584,407
Accumulated depreciation and amortization                                     3,668,313            3,399,625
                                                                           ------------          -----------
PREMISES AND EQUIPMENT, NET                                                $  5,239,385          $ 5,184,782
                                                                           ============          ===========

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

5. PREMISES AND EQUIPMENT (CONTINUED)

        On April 1, 1997, Citizens-Martins Ferry entered into a five year noncancelable operating lease for an in-store banking facility. The lease may be renewed for up to two additional five-year terms after March 31, 2002. Annual rent expense during the initial term of the lease is $22,500. Annual rent during the second and third five year terms would be $26,000 and $30,000, respectively. Rental expense through September 30, 1997 was $11,250. Future lease payments are as follows:


            Year ended September 30,    1998           $   22,500
                                        1999               22,500
                                        2000               22,500
                                        2001               22,500
                                        2002               11,250
                                                       ----------
                                                       $  101,250
                                                       ==========

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Securities sold under agreements to repurchase are financing arrangements whereby the Banks sell securities and agree to repurchase the identical securities at the maturities of the agreements at specified prices. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                           NINE MONTHS              TWELVE MONTHS
                                                              ENDED                    ENDED
                                                           SEPTEMBER 30,            DECEMBER 31,
                                                              1997                     1996
                                                           -------------            -------------
        Average daily balance during the period            $   7,969,160            $   6,523,271
        Average interest rate during the period                    4.39%                    4.30%
        Maximum month-end balance during the period        $   8,910,322            $   8,667,310



   Securities underlying these agreements were as follows:



                                                           SEPTEMBER 30,            DECEMBER 31,
                                                               1997                     1996
                                                           -------------            ------------
        Carrying value of securities                       $  11,531,603            $  9,574,054
        Fair value of securities                              11,665,033               9,606,556



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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

        A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 1997 and December 31, 1996 follows:

                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                 1997                 1996
                                                            --------------       --------------
                Commitment to extend credit                  $ 18,219,708         $ 11,751,000
                Standby letters of credit                         156,000              156,000
                                                             ------------         ------------
                                                             $ 18,375,708         $ 11,907,000
                                                             ============         ============

        At September 30, 1997 and December 31, 1996 and included above, commitments to make fixed-rate loans at current market rates totaled $87,000 and $80,000, respectively with the interest rates on those fixed-rate commitments ranging from 7.82% to 10.50% and 7.84% to 9.99%, respectively.

        At September 30, 1997 and December 31, 1996, reserves of $691,000 and $676,000, respectively were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


8. CONCENTRATION OF CREDIT RISK

        The Banks grant commercial, commercial real estate, real estate and installment loans to customers in Belmont and Jefferson counties in eastern Ohio and Tuscarawas and Carroll Counties in northeastern Ohio. The Banks also grant commercial and commercial real estate loans in the Columbus, Ohio area. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate. At September 30, 1997 and December 31, 1996, total commercial and commercial real estate loans made up 42.0% and 40.4%, respectively, of the loan portfolio, with 25.6% and 29.4% of these loans secured by commercial and residential real estate and business assets in the Columbus, Ohio area. At September 30, 1997 and December 31, 1996, installment loans account for 34.2% and 34.0% of the loan portfolio and are secured by consumer assets including automobiles which account for 84.1% and 83.1%, respectively, of the installment loan portfolio. Real estate loans comprise 23.8% and 25.5% of the loan portfolio as of September 30, 1997 and December 31, 1996, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit.

        Included in cash and due from banks and Federal funds sold as of September 30, 1997 and December 31, 1996 is $2,560,018 and $3,639,127,
   respectively, on deposit with a correspondent bank.

9. STOCK OPTIONS

        The Company adopted a nonqualified stock option plan for directors and bank holding company officers in 1995. The plan was subsequently ratified by shareholders on April 17, 1996. The exercise price for options granted under this plan will be no less than 100% of the fair market value of the shares on the date of grant.

                                                                   AVERAGE
                                                                   EXERCISE
                                                     SHARES         PRICE
                                                     ------         -----
       Outstanding at December 31, 1996              78,485        $ 14.96
       Granted                                            -              -
       Exercised                                     (1,815)         14.95
       Forfeited                                     (1,815)         14.95
                                                   --------        -------
       Outstanding at September 30, 1997             74,855        $ 14.96
                                                   ========        ========

       Remaining shares avilable for grant
         at September 30, 1997                       35,131

       Options exercisable at September 30, 1997          -

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


9. STOCK OPTIONS (CONTINUED)

   The following table summarizes information about stock options outstanding at September 30, 1997:


                         NUMBER                             NUMBER
          EXERCISE     OUTSTANDING         DATE OF        EXERCISABLE
           PRICE       AT 09/30/97        EXPIRATION      AT 09/30/97
          --------     -----------        ----------      -----------
          $ 14.95        73,205           11/21/05                  -
            15.69         1,650           11/21/05                  -

        The options are first exercisable after February 21, 2005, except in the event certain financial performance criteria are met, in which case such options may become exercisable in installment, 40% in 1998, 20% in 1999 and the balance in 2000. All options become immediately exercisable upon retirement, death or in the event of a change in control of the Company.

10. DIVIDEND RESTRICTION

        Dividends paid by the subsidiary banks are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. Applicable state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Company. Those restrictions generally limit dividends to the current and prior two years earnings, (as defined), totaling $5,346,544 as of September 30, 1997. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions would not limit the Company's ability to pay normal dividends.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q



     In the following pages, Management presents an analysis of United Bancorp, Inc.'s financial condition at September 30, 1997 compared to December 31, 1996 and results of operations for the three and nine months ended September 30, 1997 compared to the same periods in 1996. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

     United Bancorp, Inc. was created as a single-bank holding company in July of 1983 through the acquisition of 100% of the voting stock of The Citizens Savings Bank of Martins Ferry, Ohio. United Bancorp, Inc. became a multi-bank holding company in December of 1986 through the purchase of 100% of the voting stock of The Citizens-State Bank of Strasburg, Strasburg, Ohio. Common stock was available through over-the-counter trading until February 1994 when it began trading on The Nasdaq SmallCaps Market tier of The Nasdaq Stock Market under the trading symbol UBCP.

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

                            UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q


     The registrant is not aware of any trend, events or uncertainties that will have or are reasonably likely to have a material affect on the liquidity, capital resources or operations except as discussed herein. Also, the registrant is not aware of any current recommendations by regulatory authorities which would have such affect if implemented. The Company cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company involves risks and uncertainties and are subject to change based on various important factors. Actual results could differ materially from those expressed or implied. Additionally, the Company claims no notification responsibilities should their opinions change from those expressed herein.

FINANCIAL CONDITION

EARNING ASSETS - LOANS
     At September 30, 1997, gross loans were $137,718,000 compared to $132,661,000 at year-end 1996, representing a 3.8% increase in loan volume. Loan growth continued despite the effects of a prolonged work stoppage at the Wheeling-Pittsburgh Steel Corporation's plants located within the Citizens-Martins Ferry market area. Although now settled, the effects of the work stoppage on the local economy remains evident. Real estate loan origination volume increased due to the Banks' involvement in the secondary market program, however, as these loans are sold, the balance of real estate loans held in the portfolio continues to decline.

     Installment loans, with continued emphasis placed on the indirect automobile lending market located primarily within the Citizens-Martins Ferry market area, increased $1,995,000, or 4.4% at September 30, 1997 compared to year-end 1996. Installment lending represented 34.2% of the entire portfolio mix at September 30, 1997, up slightly from 34.0% at year-end 1996. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for potentially higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's nine banking locations. Despite the geographic market diversification, the Company's installment lending activity slowed due to the work stoppage cited above within the Citizens-Martins Ferry market area, but is anticipated to generate additional growth as the local market area recovers economically. Expanded dealership relationships and continued competitive pricing is expected to maintain and possibly increase current market share in indirect lending.

     Commercial real estate loans at September 30, 1997 increased $2,821,000 or 6.8% over year-end 1996 totals, while commercial loans at September 30, 1997 increased $1,415,000, or 11.4% over year-end 1996 totals. Commercial real estate loans represented 32.0% of the total portfolio mix at September 30, 1997 compared to 31.1% at year-end 1996. Commercial loans were 10.0% of the portfolio at September 30, 1997 compared to 9.4% at year-end 1996 due partly from general business activity across all product lines, including growth in automobile dealer floorplans and out of area construction loans.

                             UNITED BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 FORM 10 - Q


FINANCIAL CONDITION

EARNING ASSETS - LOANS (CONTINUED)
     Out of area loans occur mostly in the Columbus and Akron-Canton, Ohio areas. Lending beyond the local area has been for projects and borrowers with substantial net worth. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations minimizing potential risks associated with lending activities specific to a limited area. Out of area loans at September 30, 1997 were 10.8% of total loans and 25.6% of total commercial and commercial real estate loans compared to 11.9% and 29.4% at year-end 1996.

     Real estate loans were 23.8% of total loans at September 30, 1997 compared to 25.5% at year-end 1996. As indicated above, the Banks' involvement in the secondary market program has yielded increases in loan origination volume, generating secondary market fee income, however, it is anticipated that borrower preferences will continue to favor the secondary market product offerings and a decline in real estate loans held within the loan portfolio is expected.

     The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for inherent losses in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the balance of the allowance for loan losses currently in place continues to be sufficient to deal with potential losses associated with the aforementioned work stoppage. Net charge-offs for the nine months ended September 30, 1997 were 13.2% less than the total for the same nine month period in 1996.

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

     Securities available for sale at September 30, 1997, net of the unrealized gain market value adjustment of $264,000 (before tax effect), increased $1,978,000 from year-end 1996 totals, net of an unrealized gain market value adjustment of approximately $214,000 (before tax effect) at year-end 1996. Securities held to maturity decreased a net $960,000 at September 30, 1997 compared to year-end 1996 totals. Management anticipates maintaining relatively stable levels of securities, utilizing excess deposit growth to fund future loan development.

                             UNITED BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 FORM 10 - Q



SOURCES OF FUNDS - DEPOSITS
     The Company's primary source of funds is core deposits from retail and business customers. These core deposits include interest-bearing and noninterest-bearing deposits, excluding certificates of deposit over $100,000. Total core deposits increased $1,486,000 during the nine months ended September 30, 1997 due to pricing efforts on special rate certificates of deposit. The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others which may tend to be more seasonal in nature resulting from the receipt and disbursement of state and Federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

     Certificates of deposit over $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 1997, certificates of deposit over $100,000 increased $1,562,000 over year-end 1996 totals.

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS
     Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank advances. Total short-term borrowings at September 30, 1997 increased $2,179,000 from management's utilization of FHLB lines of credit and repurchase agreements to fund loan growth. Short-term borrowing sources were used to fund loan demand during the first six months of the year with future funding anticipated to be from targeted deposit growth.

PERFORMANCE OVERVIEW

NET INCOME
     Net income for the three and nine months ended September 30, 1997 was $713,000, or 12.8% over the three months ended September 30, 1996 and $2,084,000, or 7.6% over the nine months ended September 30, 1996. This equates to an annualized income performance of 1.35% Return on Average Assets (ROA) and a 13.40% Return on Average Equity (ROE).

NET INTEREST INCOME
     Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income for the three and nine months ended September 30, 1997 increased $162,000, or 7.8% and $415,000, or 6.7%, respectively over the same periods in 1996. The increases mirror the growth in total assets since September 30, 1996. The Company's net interest spread has remained relatively stable over the past year. Consequently, the increases in net interest income over the comparative prior periods remains largely due to growth.

                            UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q

PERFORMANCE OVERVIEW (CONTINUED)

NET INTEREST INCOME (CONTINUED)
     Total interest income for the three and nine months ended September 30, 1997 increased $317,000, or 8.4% and $846,000, or 7.6%, respectively over the same periods in 1996. The increases in interest income slightly outpace the growth in assets primarily because the growth occurred in the loan portfolio which traditionally yields a higher return than the security portfolio or other short-term investments.

     Total interest expense for the three and nine months ended September 30, 1997 increased $155,000, or 9.1% and $431,000, or 8.6%, respectively over the same periods in 1996. Management has funded loan growth through borrowed funds of short duration rather than increasing the cost of funds across the board on depository products during the first half of the year. As future events unfold, pricing strategies may be implemented to enhance the Company's position to attract additional deposits.

PROVISION FOR LOAN LOSSES
     The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover losses that may occur in the normal course of lending. The total provision for loan losses was $111,000 and $333,000 for the three and nine months ended September 30, 1997 compared to $111,000 and $344,000 for the three and nine months ended September 30, 1996.

NONINTEREST INCOME
     Total noninterest income is made up of Bank related fees and service charges, as well as other income producing services provided, including secondary market loan servicing fees, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three and nine months ended September 30, 1997 increased $38,000, or 17.0% and $13,000, or 1.8% over the same periods in 1996. The prior comparative periods include $27,000 in security gains recognized on the sale of securities available for sale during 1996. Other income included within the noninterest income category increased $45,000, or 58.4% for the three months ended September 30, 1997 over the third quarter of 1996. For the nine months ended September 30, 1997, the other income category increased $62,000, or 27.8% over the same period in 1996. The majority of the increase in other income was the result of recognition of approximately $29,000 in gains on the sale of fixed rate mortgages to the secondary market with servicing rights retained. Previous gains related to servicing rights within the startup secondary market program were immaterial prior to the recognition of gains during the third quarter.

NONINTEREST EXPENSE
     Noninterest expense for the three and nine months ended September 30, 1997 increased $75,000, or 5.6% and $239,000, or 6.1% over the three and nine months ended September 30, 1996. Increases in salaries and employee benefits and other related expenses attributable to the new banking facility in St. Clairsville, Ohio contributed most to the increase in noninterest expenses for the period.

                            UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q


CAPITAL RESOURCES
     Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 1997 was $21,437,000 compared to $20,016,000 at December 31, 1996, a 7.1% increase. Equity at September 30, 1997 includes a $174,000 unrecognized increase in equity due to the after tax impact of the fair value of securities categorized as available for sale as compared to a $142,000 increase in equity at December 31, 1996. Total shareholders' equity in relation to total assets was 10.2% at September 30, 1997 and 9.9% at December 31, 1996.

     During 1996, the Company initiated a Dividend Reinvestment Plan (The Plan) for shareholders. Under The Plan the Company's common stock may be purchased by The Plan for participants with automatically reinvested dividends. The Plan provides an economical and convenient method for the holders of shares of the Company's common stock to purchase additional shares of common stock at market prices and without payment of brokerage commissions or service charges. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends. Shareholders who do not wish to participate in The Plan continue to receive cash dividends, as declared in the usual and customary manner. The Company has approved the issuance of 150,000 authorized and unissued shares of the Company's common stock for purchase under The Plan. To date, all shares purchased by the Plan except for 797 shares purchased on October 21, 1996 have been purchased on the open market.

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


                              TOTAL            TIER 1          TIER 1
                            CAPITAL TO       CAPITAL TO      CAPITAL TO
                           RISK-WEIGHTED    RISK-WEIGHTED     AVERAGE
                              ASSETS           ASSETS         ASSETS
                           -------------    -------------     -------
   Well capitalized           10.00%            6.00%           5.00%
   Adequately capitalized      8.00%            4.00%           4.00%
   Undercapitalized            6.00%            3.00%           3.00%

                            UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q


CAPITAL RESOURCES (CONTINUED)

     The following table illustrates the Company's risk-weighted capital ratios at September 30, 1997:


                                                  SEPTEMBER 30, 1997
                                                  ------------------
          Tier 1 capital                            $   21,130,000
          Total risk-based capital                  $   22,913,000
          Risk-weighted assets                      $  142,173,000
          Average total assets                      $  210,424,000

          Tier 1 capital to average assets                  10.04%
          Tier 1 risk-based capital ratio                   14.86%
          Total risk-based capital ratio                    16.12%


LIQUIDITY
     Management's objective in managing liquidity is to maintain the ability to continue to meet the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with their liquid assets, the Banks have additional sources of liquidity available to ensure that adequate funds are available as needed which include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio, and the adjustment of interest rates to obtain depositors. Management feels that is has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

     For the nine months ended September 30, 1997, the adjustment to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, deferred taxes, net accretion of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

INFLATION
     Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with Generally Accepted Accounting principles (GAAP). GAAP currently requires the Company to measure its financial position and results of operations in terms of historical dollars, with the exception of securities available for sale which are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

     Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do effect each other, but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

         (a)   Exhibits

         (b)   Reports on Form 8 K

                  The Company filed no Form 8 Ks with the Securities Exchange Commission during the quarter ending September 30, 1997.

                              UNITED BANCORP, INC.
                                OTHER INFORMATION
                                   FORM 10 - Q


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







     November 10, 1997                           By: /s/ James W. Everson
-----------------------------                       ---------------------------
     Date                                        James W. Everson
                                                 Chairman, President & Chief
                                                 Executive Officer






     November 10, 1997                           By: /s/ Ronald S. Blake
-----------------------------                       ---------------------------
     Date                                        Ronald S. Blake
                                                 Treasurer

                              INDEX TO EXHIBITS

EXHIBIT NO.                                                     DESCRIPTION
------- ---                                                     -----------
   27                                                    Financial Data Schedule