Form 10-K
period 1997-12-31
UNITED BANCORP INC /OH/
filed 1998-03-30
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM     N/A      TO     N/A
                                      -----------     -----------

                         COMMISSION FILE NUMBER 0-16540

                              UNITED BANCORP, INC.
            ------------------------------------------------------
           (Exact name of registrant as specified in its Charter.)


                           OHIO                                         34-1405357
--------------------------------------------------------------  ----------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS) Employer Identification No.)

              201 SOUTH FOURTH STREET, MARTINS FERRY, OHIO                      43935
      ------------------------------------------------------------      ------------------------
               (Address of principal executive offices)                       (ZIP Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (740) 633-0445

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


COMMON STOCK, PAR VALUE $1.00 A SHARE          NASDAQ REGULAR MARKET (SMALLCAP)
-------------------------------------     -------------------------------------------
       (Title of class)                   (Name of each exchange on which registered)


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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. { }

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 20, 1998.

                   COMMON STOCK, $1.00 PAR VALUE: $66,030,263
                   ------------------------------------------

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 20, 1998.

                COMMON STOCK, $1.00 PAR VALUE: 2,238,314 SHARES
                -----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II, (INDEX ON PAGE 2)

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 15, 1998 ARE INCORPORATED BY REFERENCE INTO PART III (INDEX ON PAGE 2).

                         UNITED BANCORP, INC. FORM 10-K


           INDEX OF ITEMS INCORPORATED BY REFERENCE WITHIN FORM 10-K


                 FORM 10-K
PAGE #        ITEM DESCRIPTION                                     REFERENCE DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------------

  3    Part I, Item 1, (a)                    Incorporated by reference to Pages 3 - 5 of the Annual Report To Shareholders.

  3    Part I, Item 1, (b)                    Incorporated by reference to Page 22, Note 1 of the Annual Report To Shareholders.

  4    Part I, Item 1, I                      Incorporated by reference to Pages 14 - 15 of the Annual Report To Shareholders.

  5    Part I, Item 1, II, B                  Incorporated by reference to Page 26, Note 2 of the Annual Report To Shareholders.

  7    Part I, Item 1, III, C, 4              Incorporated by reference to Page 34, Note 11 of the Annual Report To Shareholders.

  7    Part I, Item 1, IV                     Incorporated by reference to Pages 22 - 23, Note 1 of the Annual Report To
                                              Shareholders.

  10   Part I, Item 1, V, A                   Incorporated by reference to Page 14 of the Annual Report To Shareholders.

  11   Part I, Item 2                         Incorporated by reference to Pages 3 - 5 of the Annual Report To Shareholders.

  11   Part I, Item 3                         Incorporated by reference to Page 33, Note 10 of the Annual Report To Shareholders.

  11   Part II, Item 5                        Incorporated by reference to Page 7 and Pages 36 - 37, Note 14 of the Annual Report To
                                              Shareholders.

   11  Part II, Item 6                        Incorporated by reference to Front Cover fold-out of the Annual Report To
                                              Shareholders.

   11  Part II, Item 7                        Incorporated by reference to Pages 8 - 16 of the Annual Report To Shareholders.

   11  Part II, Item 7A                       Incorporated by reference to Pages 11 - 12 of the Annual Report To Shareholders.

   11  Part II, Item 8                        Incorporated by reference to Pages 13 and 17 - 37 of the Annual Report To
                                              Shareholders.

   12  Part III, Item 10                      Incorporated by reference to Pages 4 - 7 of the Proxy Statement.

   12  Part III, Item 11                      Incorporated by reference to Pages 9 - 14 of the Proxy Statement.

   12  Part III, Item 12                      Incorporated by reference to Pages 4 - 7 of the Proxy Statement.

   12  Part III, Item 13                      Incorporated by reference to Page 15 of the Proxy Statement.

   13  Part IV, Item 14, (a), 1               Incorporated by reference to Pages 17 - 37 of the Annual Report To Shareholders.

   13  Part IV, Item 14, (a), 2               Incorporated by reference to Page 13 of the Annual Report To Shareholders.

   13  Part IV, Item 14, (a), 3, Exhibit 10   Incorporated by reference to Page 14 of the Proxy Statement.

                         UNITED BANCORP, INC. FORM 10-K

PART I

ITEM 1  DESCRIPTION OF BUSINESS

          (a)  GENERAL DEVELOPMENT OF BUSINESS

               United Bancorp, Inc. (Company) is a multi-bank holding company headquartered in Martins Ferry, Ohio. The Company has two subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS) and The Citizens-State Bank of Strasburg, Strasburg, Ohio, (CITIZENS-STATE). For additional information about the Company's location and description of business, refer to Pages 3 - 5, Corporate Profile, in the Annual Report To Shareholders for the year ended December 31, 1997.

          (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

               Refer to Page 22, Note 1 of the Annual Report To Shareholders.

          (c)  NARRATIVE DESCRIPTION OF BUSINESS

               The Company is a multi-bank holding company as defined under the Bank Holding Company Act of 1956, as amended (the "BHC Act").
               The BHC regulates acquisitions by the Company of voting shares or assets of any bank or other company. The Company is subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System, as well as reporting requirements under the Securities and Exchange Commission Act of 1934.

               The Company's Banks are located in northeastern and eastern Ohio and are engaged in the business of commercial and retail banking in Belmont, Jefferson, Tuscarawas and Carroll counties and the surrounding localities. The Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and three branches located in Bridgeport, Colerain and St. Clairsville, Ohio. CITIZENS-STATE conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio.

               The banking markets in which the Company's subsidiaries operate continue to be highly competitive. CITIZENS competes for loans and deposits with other retail commercial banks, savings and loan associations, finance companies, credit unions and other types of financial institutions within the Mid-Ohio
               valley geographic area   along the eastern border of Ohio,
               extending into the northern panhandle of West Virginia. CITIZENS-STATE, encounters similar competition for loans and deposits throughout the Tuscarawas and Carroll County geographic areas of northeastern Ohio.

                         UNITED BANCORP, INC. FORM 10-K

          (c)  NARRATIVE DESCRIPTION OF BUSINESS (CONTINUED)

               The Company's two subsidiary banks are both subject to regulation by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The regulations and restrictions affecting the Banks pertain to, among other things, allowable loans, guidelines for allowance for loan losses, accountability for fair and accurate disclosures to customers and regulatory agencies, permissible investments and limitations of risk and regulation of capital requirements for safe and sound operation of the financial institution.

               The Banks have no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

               The Company itself, as a shell holding company, has no compensated employees, CITIZENS has 56 full time employees, with 18 of these serving in a management capacity and 22 part time employees. CITIZENS-STATE has 22 full time employees, with 7 serving in a management capacity and 11 part time employees. The Company considers employee relations to be good at all subsidiary locations.

          (d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

               Not applicable.


       I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

               A   Refer to Page 14 of the Annual Report To Shareholders

               B   Refer to Page 14 of the Annual Report To Shareholders

               C   Refer to Page 15 of the Annual Report To Shareholders

                         UNITED BANCORP, INC. FORM 10-K

      II  INVESTMENT PORTFOLIO

          A    The following table sets forth the carrying amount of securities at December 31, 1997, 1996 and 1995:



                                                                                 DECEMBER 31,
                                                                 -------------------------------------------
                             (In thousands)                         1997             1996             1995
                                                                 ---------        ---------        ---------
                    AVAILABLE FOR SALE
                      US Treasury obligations                    $   3,308        $   3,799        $   7,105
                      US Agency obligations                         26,426           23,144           19,058
                      State and municipal obligations                  577              476              353
                      Other investments                                890              645              592
                                                                 ---------        ---------        ---------
                                                                 $  31,201        $  28,064        $  27,108
                                                                 =========        =========        =========
                             (In thousands)
                    HELD TO MATURITY
                      US Treasury obligations                    $       -        $       -        $       -
                      US Agency obligations                          7,500            9,535           12,397
                      State and municipal obligations               20,492           20,259           16,965
                      Other investments                                  -                -                -
                                                                 ---------        ---------        ---------
                                                                 $  27,992        $  29,794        $  29,362
                                                                 =========        =========        =========

          B    Refer to Page 26, Note 2 of the Annual Report To Shareholders.

          C    Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer exceeding 10% of the Corporation's consolidated shareholder's equity at December 31, 1997.

     III LOAN PORTFOLIO

          A TYPES OF LOANS

            The amounts of gross loans outstanding at December 31, 1997, 1996, 1995, 1994 and 1993 are shown in the following table according to types of loans:


                                                                        DECEMBER 31,
                                          ----------------------------------------------------------------------
                                              1997           1996           1995          1994          1993
                                          -------------  -------------  ------------  ------------  ------------
                   (In thousands)
            Commercial loans              $      14,384  $      12,415  $     10,802  $      8,816  $      4,532
            Commercial real estate loans         45,593         41,213        35,510        28,515        24,307
            Real estate loans                    32,602         33,886        33,294        32,585        30,817
            Installment loans                    46,968         45,147        43,077        38,474        28,297
                                          -------------  -------------  ------------  ------------  ------------
              Total loans                 $     139,547  $     132,661  $    122,683  $    108,390  $     87,953
                                          =============  =============  ============  ============  ============

                         UNITED BANCORP, INC. FORM 10-K

        III LOAN PORTFOLIO (CONTINUED)

        B   MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


            The following is a schedule of commercial and commercial real estate loans at December 31, 1997 maturing or repricing within the various time frames indicated:


                                              ONE YEAR      ONE THROUGH        AFTER
                    (In thousands)             OR LESS       FIVE YEARS      FIVE YEARS         TOTAL
                                            -------------  --------------  --------------  ---------------
            Commercial loans                $      12,766          $1,414          $  205          $14,385
            Commercial real estate loans           33,695           7,101           4,797           45,593
                                            -------------  --------------  --------------  ---------------
            Total                                 $46,461          $8,515          $5,002          $59,978
                                            =============  ==============  ==============  ===============

            The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31, 1997 due to mature after one year:


                    (In thousands)                FIXED RATE         VARIABLE RATE       TOTAL > ONE YEAR
                                                --------------      ---------------      ----------------
            Commercial loans                    $        1,387      $           232      $          1,619
            Commercial real estate loans                 3,419                8,479                11,898
                                                --------------      ---------------      ----------------
              Total                             $        4,806      $         8,711      $         13,517
                                                ==============      ===============      ================

             Note: Variable rate loans are those loans with floating or adjustable interest rates.

         C   RISK ELEMENTS

             1.   NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED
                  LOANS

             The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, troubled debt restructurings and impaired loans at December 31, 1997, 1996, 1995, 1994 and 1993:


                                                                                    DECEMBER 31,
                                                            ---------------------------------------------------------
                           (In thousands)                      1997        1996       1995       1994        1993
                                                            ----------  ----------  --------  ----------  -----------
             Nonaccrual basis                                $     268  $       79  $    105  $       62  $       101
             Accruing loans 90 days or greater past due            319         256        91          28           93
             Troubled debt restructuring                           N/A         N/A       N/A           -            -
             Impaired loans                                          -           -         -         N/A          N/A

             No interest was recognized on a cash received basis on impaired loans during 1997 and 1996. $9,000 was recognized on a cash received basis for 1995.

                         UNITED BANCORP, INC. FORM 10-K

     III LOAN PORTFOLIO (CONTINUED)

          1. Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

               Management analyzes commercial and commercial real estate loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more, or when the internal grading system indicates a doubtful classification. Loan impairment is evaluated in total for smaller-balance loans of similar nature. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and consumer automobile, boat and home equity loans. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to the passage of time are reported as part of the provision for loan losses.

          2.   POTENTIAL PROBLEM LOANS

               The Company had no potential problem loans as of December 31, 1997 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

          3.   FOREIGN OUTSTANDING

               Not applicable.

          4.   LOAN CONCENTRATIONS

               Refer to Page 34, Note 11 of the Annual Report To Shareholders.

          D.   OTHER INTEREST-BEARING ASSETS

               Not applicable.


     IV SUMMARY OF LOAN LOSS EXPERIENCE

          For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer to Pages 22 - 23, Note 1 of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K

        IV SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

          A    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

               The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 1997, 1996, 1995, 1994 and 1993:


          (In thousands)                 1997          1996            1995          1994         1993
                                     ------------  -------------  -------------  ------------  -----------
LOANS
Loans outstanding                    $   139,547   $    132,661   $    122,683   $   108,390   $   87,953
Average loans outstanding            $   136,186   $    126,102   $    116,331   $    98,599   $   81,796

          (In thousands)
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year         $     2,023   $      1,775   $      1,438   $     1,256   $    1,039
Loan charge-offs:
    Commercial                                 -             29             53             -            2
    Commercial real estate                     -              -              -             -            -
    Real estate                               14              -              1             -            8
    Installment                              275            222             98           123           69
                                     -----------   ------------   ------------   -----------   ----------
Total loan charge-offs                       289            251            152           123           79
                                     -----------   ------------   ------------   -----------   ----------
Loan recoveries
    Commercial                                 9              6              5             4            1
    Commercial real estate                                    -              -             -            -
    Real estate                                3              5              -             -            -
    Installment                               49             33             19            20           24
                                     -----------   ------------   ------------   -----------   ----------
Total loan recoveries                         61             44             24            24           25
                                     -----------   ------------   ------------   -----------   ----------
Net loan charge-offs                         228            207            128            99           54
Provision for loan losses                    444            455            465           281          271
                                     -----------   ------------   ------------   -----------   ----------
Balance at end of year               $     2,239   $      2,023         $1,775   $     1,438   $    1,256
                                     ===========   ============   =============  ===========   ==========
Ratio of net charge-offs to average
loans outstanding for the year              0.17%          0.16%          0.11%         0.10%        0.07%
                                     ===========   ============   ============   ===========   ==========

                         UNITED BANCORP, INC. FORM 10-K

          IV SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

             B   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


             The following table allocates the allowance for possible loan losses at December 31, 1997, 1996, 1995, 1994 and 1993. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:


                                          1997                                                            1996
                                --------------------------                                      ------------------------
                                               % OF LOANS                                                     % OF LOANS
      (In thousands)             ALLOWANCE      TO TOTAL                  (In thousands)         ALLOWANCE     TO TOTAL
Loan type                          AMOUNT        LOANS              Loan type                      AMOUNT       LOANS
                                ------------  ------------                                      ------------  ----------
   Commercial                   $         85        10.31%             Commercial               $         71       9.36%
   Commercial real estate                322        32.67%             Commercial real estate            292      31.07%
   Real estate                           480        23.36%             Real estate                       505      25.54%
   Installment                           844        33.66%             Installment                       453      34.03%
   Unallocated                           508           N/A             Unallocated                       702         N/A
                                ------------  ------------                                      ------------  ----------
Total                                 $2,239       100.00%          Total                       $      2,023     100.00%
                                ============  ===========                                       ============  =========

                                          1995                                                            1994
                                --------------------------                                      ------------------------
                                               % OF LOANS                                                     % OF LOANS
      (In thousands)             ALLOWANCE      TO TOTAL                  (In thousands)         ALLOWANCE     TO TOTAL
Loan type                          AMOUNT        LOANS              Loan type                      AMOUNT       LOANS
                                ------------  ------------                                      ------------  ----------
   Commercial                   $        109         8.81%             Commercial               $         45       4.96%
   Commercial real estate                348        28.94%             Commercial real estate            258      29.49%
   Real estate                           375        27.14%             Real estate                       205      30.05%
   Installment                           359        35.11%             Installment                       368      35.50%
   Unallocated                           584           N/A             Unallocated                       562         N/A
                                ------------  ------------                                      ------------  ----------
Total                                 $1,775       100.00%          Total                             $1,438     100.00%
                                ============  ===========                                       ============  =========

                                          1993
                                -------------------------
                                               % OF LOANS
      (In thousands)             ALLOWANCE      TO TOTAL
Loan type                          AMOUNT        LOANS
                                ------------  ------------
Commercial                      $         29         5.15%
Commercial real estate                   157        27.64%
Real estate                              180        35.04%
Installment                              202        32.17%
Unallocated                              688           N/A
                                ------------  ------------
Total                           $      1,256       100.00%
                                ============  ===========

                         UNITED BANCORP, INC. FORM 10-K

        V  DEPOSITS

             A SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

                (1)       Refer to Page 14 of the Annual Report To Shareholders.
                (2)       Refer to Page 14 of the Annual Report To Shareholders.
                (3)       Refer to Page 14 of the Annual Report To Shareholders.
                (4)       Refer to Page 14 of the Annual Report To Shareholders.
                (5)- (8)  Not applicable.

             B  OTHER CATEGORIES

                Not applicable.

             C  FOREIGN DEPOSITS

                Not applicable.

             D  MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.


                The following schedule details the maturities of time certificates of deposit in amounts of $100,000 or more for the year ended December 31, 1997:


                            (In thousands)
                    Three months or less            $      2,887
                    Over three through six months          2,773
                    Over six through twelve months         4,729
                    Over twelve months                     6,139
                                                    ------------
                    Total                           $     16,528


             E  TIME DEPOSITS GREATER THAN $100,000 ISSUED BY FOREIGN OFFICES.

                Not applicable.

            VI  RETURN ON EQUITY AND ASSETS


                The ratio of net income to daily average total assets and average shareholders' equity, and certain other ratios, are as follows:


                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                      1997       1996       1995
                                                                     ------     ------     ------
                Percentage of net income to:
                  Average total assets                                1.38%      1.32%      1.18%
                  Average shareholders' equity                       13.56%     13.49%     12.85%
                Percentage of dividends declared per common
                  share to net income per common share - basic       34.92%     33.91%     35.00%
                Percentage of average shareholders' equity
                  to average total assets                            10.16%      9.80%      9.14%

                         UNITED BANCORP, INC. FORM 10-K

          VII   SHORT-TERM BORROWINGS

                Information concerning securities sold under agreements to repurchase is summarized as follows:


                                              (In thousands)                      1997           1996           1995
                                                                              -------------  -------------  -------------
                              Balance at December 31,                         $       8,391  $       8,642  $       4,469
                              Weighted average interest rate at December 31,          4.90%          4.63%          5.00%
                              Average daily balance during the year           $      8,211   $       6,318  $       6,198
                              Average interest rate during the year                   4.81%          4.67%          4.99%
                              Maximum month-end balance during the year       $      9,316   $       8,667  $       7,402

                Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices

                No other individual component of the borrowed funds total comprised more than 30% of shareholders' equity and accordingly are not disclosed in detail.


ITEM 2  PROPERTIES

        Refer to Pages 3 - 5, "Corporate Profile" in the Annual Report To Shareholders.

ITEM 3  LEGAL PROCEEDINGS

        Refer to Page 33, Note 10 of the Annual Report To Shareholders.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No motions were submitted to shareholders for a vote during the fourth quarter of 1997.

PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Refer to Page 7, "Shareholder Information" and Pages 36 - 37, Note 14 of the Annual Report To Shareholders.

ITEM 6  SELECTED FINANCIAL DATA

        Refer to front cover fold out, "A Decade of Progress" of the Annual Report To Shareholders.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Refer to Pages 8 - 16, "Management's Discussion and Analysis" of the Annual Report To Shareholders.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Refer to Pages 11 - 12, "Asset/Liability Management and Sensitivity to Market Risks" of the Annual Report To Shareholders.


ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Refer to Pages 13 and 17 - 37 of the Annual Report To Shareholders.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        There were no changes in or disagreements with accountants.

                         UNITED BANCORP, INC. FORM 10-K

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         (a)  Refer to Pages 4 - 7 of the Proxy Statement.
         (b)  Executive Officers of the Registrant:



                James W. Everson        59   Chairman of the Board, President and Chief Executive Officer

                Harold W. Price         52   Vice President - Administration

                Norman F. Assenza, Jr.  52   Vice President - Operations and Secretary

                Randall M. Greenwood    34   Vice President - Chief Financial Officer

                James A. Lodes          52   Vice President - Lending

                Ronald S. Blake         46   Treasurer




        (1) Each individual has held the position noted during the past five years, except for the following:

             Harold W. Price has previously served as President and Chief Executive Officer of The Exchange Bank of Canal Fulton from 1979 until 1984 when it was acquired by The First National Bank of Akron, an affiliate of First Bancorp, Inc. of Ohio. From 1985 until 1992, he served as Executive Vice President and a member of the Board of Directors of The Old Phoenix National Bank of Medina. From 1992 to 1993, he served as Executive Vice President and
             Senior Loan Officer of The Elyria Savings and Trust Company in Elyria, Ohio. He has served as President and Chief Executive Officer of The Citizens-State Bank of Strasburg, Strasburg, Ohio and as Vice President of United Bancorp, Inc. since April 1, 1993. He has served as Vice President - Administration of United Bancorp, Inc. since April 19, 1995.

             Randall M. Greenwood served as a Business Assurance Manager of Coopers and Lybrand LLP of Columbus, Ohio from 1993 to November of 1997. He served as a Manager for BankOne Corporation in Columbus, Ohio from February 1991 to August 1993 and as a Supervisor at Coopers and Lybrand LLP in Columbus, Ohio from September 1986
             through February   1991.  He has served as Vice President - Chief
             Financial Officer of United Bancorp, Inc. and as Senior Vice President - Chief Financial Officer of The Citizens Savings Bank, Martins Ferry, Ohio since December 1997.

             James A. Lodes, served as Vice President - Commercial Lending since December 1992 and as Senior Vice President - Lending since 1994 with The Citizens Savings Bank, Martins Ferry, Ohio and Vice President - Lending for United Bancorp, Inc. since 1995.


ITEM 11      EXECUTIVE COMPENSATION

             Refer to Pages 9 - 14 of the Proxy Statement.

ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Refer to Pages 4 - 7 of the Proxy Statement.

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Refer to Page 15 of the Proxy Statement.

                         UNITED BANCORP, INC. FORM 10-K

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

          (a)   DOCUMENTS FILED AS PART OF FORM 10-K

                1.  The following consolidated financial statements appear in the 1997 Annual Report To Shareholders and are incorporated by reference:

                    Report of Independent Auditors                                             Page    17
                    Consolidated Balance Sheets                                                Page    18
                    Consolidated Statements of Income                                          Page    19
                    Consolidated Statements of Shareholders' Equity                            Page    20
                    Consolidated Statements of Cash Flows                                      Page    21
                    Notes To The Consolidated Financial Statements                             Pages   22 - 37


                2.  The summary of selected quarterly results of operations appears on Page 13 in the 1997 Annual Report To
                    Shareholders and is incorporated by reference.

                3.  Exhibits

                    2             Reference to Form 8-K filed February 19, 1998 with the Securities and Exchange Commission that included the Definitive Agreement related to the acquisition of Southern Ohio Community
                                  Bancorporation, Inc.
                    3 (i)(ii)     Articles of Incorporation of United Bancorp, Inc. including amendments and By Laws, previously filed with the Securities and Exchange Commission on November 16, 1983.
                    4             Not applicable.
                    9             Not applicable.
                   10             Reference to special severance agreement on Page 14 of the Proxy Statement
                   11             Statement regarding computation of per share earnings (included in Note 1 to the consolidated financial statements on page 24 of the Annual Report To Shareholders.)
                   12             Not applicable.
                   13             Reference to the Annual Report To Shareholders for the fiscal year ended December 31, 1997.
                   16             Not applicable.
                   18             Not applicable.
                 21.1             Reference to The Citizens Savings Bank, Martins Ferry, Ohio, incorporated on December 31, 1983, previously filed with the Securities and Exchange Commission.
                 21.2             Reference to The Citizens-State Bank of Strasburg, Strasburg, Ohio, incorporated on December 31,
                                  1924, previously filed with the Securities and Exchange Commission.
                   22             Not applicable.
                   23             Consents of Experts and Council.
                   24             Not applicable.
                   27             Financial Data Schedule
                   28             Not applicable.
                   99             Not applicable.


          (b)  The Company filed no reports on SEC Form 8-K during the last quarter of the period covered by this report.

                         UNITED BANCORP, INC. FORM 10-K


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         (Registrant) United Bancorp, Inc.


         By:      /s/ James W. Everson                                                      March 24, 1998
                  -------------------------------------------------
                  James W. Everson, Chairman, President & CEO


         By:      /s/ Randall M. Greenwood                                                  March 24, 1998
                  -------------------------------------------------
                  Randall M. Greenwood, CFO


         By:      /s/ Michael J. Arciello                                                   March 24, 1998
                  -------------------------------------------------
                  Michael J. Arciello


         By:      /s/ Herman E. Borkoski                                                    March 24, 1998
                  -------------------------------------------------
                  Herman E. Borkoski


         By:      /s/ John H. Clark, Jr.                                                    March 24, 1998
                  -------------------------------------------------
                  John H. Clark, Jr.


         By:      /s/ Dr. Leon F. Favede                                                    March 24, 1998
                  -------------------------------------------------
                  Dr. Leon F. Favede


         By:      /s/ John M. Hoopingarner                                                  March 24, 1998
                  -------------------------------------------------
                  John M. Hoopingarner


         By:      /s/ Richard L. Riesbeck                                                   March 24, 1998
                  -------------------------------------------------
                  Richard L. Riesbeck


         By:      /s/ Errol C. Sambuco                                                      March 24, 1998
                  -------------------------------------------------
                  Errol C. Sambuco


         By:      /s/ Matthew C. Thomas                                                     March 24, 1998
                  -------------------------------------------------
                  Matthew C. Thomas


                         UNITED BANCORP, INC. FORM 10-K

EXHIBIT INDEX

     Exhibit No.     Description                         SK Item 601 No.
     -----------     -----------                         ---------------
         13          Annual Report To Shareholders

         23          Consents of Experts and Council

         27.1        Financial Data Schedule                  27.1997
         27.2        Financial Data Schedule (Restated)       27.1996
         27.3        Financial Data Schedule (Restated)       27.1995