Form 10-Q
period 1998-03-31
UNITED BANCORP INC /OH/
filed 1998-05-15
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 1998

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       N/A           to          N/A

Commission File Number:                         0-16540


                              UNITED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter.)

           OHIO                                           34-1405357
           ----                                           ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


              201 SOUTH 4TH STREET, MARTINS FERRY, OHIO 43935-0010
    ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (740) 633-0445
                                 --------------
              (Registrant's telephone number, including area code)

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

     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.
       COMMON STOCK, $1.00 PAR VALUE 2,238,314 SHARES AS OF APRIL 24, 1998
       -------------------------------------------------------------------

                              UNITED BANCORP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q


PART I  FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)
     Condensed Consolidated Balance Sheets................................3

     Condensed Consolidated Statements of Income..........................4

     Condensed Consolidated Statement of Shareholders' Equity.............5

     Condensed Consolidated Statements of Cash Flows......................6

     Notes to Condensed Consolidated Financial Statements............7 - 13

   ITEM 2  Management's Discussion and Analysis of Financial
     Condition and Results of Operations............................14 - 22

   ITEM 3  Quantitative and Qualitative Disclosures About
     Market Risk....................................................22 - 23


PART II  OTHER INFORMATION

   ITEM 1
     Legal Proceedings...................................................24

   ITEM 2
     Changes in Securities and Use of Proceeds...........................24

   ITEM 3
     Default Upon Senior Securities......................................24

   ITEM 4
     Submission of Matters to a Vote of Security Holders.................24

   ITEM 5
     Other Information...................................................24

   ITEM 6
     Exhibits and Reports on Form 8-K....................................24

   SIGNATURES............................................................25

                              UNITED BANCORP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)


PART I  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                MARCH 31,   DECEMBER 31,
                                                                  1998         1997
                                                               ----------   ------------
ASSETS
Cash and due from banks                                        $   5,704    $   7,536
Federal funds sold                                                 7,180          300
                                                               ---------    ---------
  Total cash and cash equivalents                                 12,884        7,836
Securities available for sale                                     33,390       31,201
Securities held to maturity
(Estimated fair value of $28,636 at 03/31/98 and
 $28,750 at 12/31/97)                                             27,835       27,992
Loans receivable
  Commercial loans                                                14,147       14,385
  Commercial real estate loans                                    48,319       45,593
  Real estate loans                                               32,051       32,602
  Installment loans                                               47,227       46,968
                                                               ---------    ---------
    Total loans receivable                                       141,744      139,548
Allowance for loan losses                                         (2,224)      (2,239)
                                                               ---------    ---------
    Net loans receivable                                         139,520      137,309
Premises and equipment, net                                        5,162        5,169
Accrued interest receivable and other assets                       2,730        2,235
                                                               ---------    ---------
  Total Assets                                                 $ 221,521    $ 211,742
                                                               =========    =========
LIABILITIES
Demand deposits
  Noninterest bearing                                          $  14,036    $  12,839
  Interest bearing                                                27,423       26,527
Savings deposits                                                  50,077       49,558
Time deposits - under $100,000                                    70,392       70,339
Time deposits - $100,000 and over                                 18,047       16,528
                                                               ---------    ---------
    Total deposits                                               179,975      175,791
Securities sold under agreements to repurchase                     9,110        8,392
Other borrowed funds                                               8,615        4,278
Accrued expenses and other liabilities                             1,445        1,357
                                                               ---------    ---------
    Total Liabilities                                            199,145      189,818

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,238,314   issued and outstanding                               2,238        2,238
Additional-paid-in-capital                                        15,459       15,459
Retained earnings                                                  4,519        4,059
Unrealized gain on securities available for sale, net of tax         160          168
                                                               ---------    ---------
  Total Shareholders' Equity                                      22,376       21,924
                                                               ---------    ---------
  Total Liabilities and Shareholders' Equity                   $ 221,521    $ 211,742
                                                               =========    =========





   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FORM 10-Q (IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                1998       1997
                                                              -------     ------
Interest and dividend income
  Loans, including fees                                        $3,206     $3,004
  Taxable securities                                              628        585
  Non-taxable securities                                          281        277
  Other interest and dividend income                               58         21
                                                               ------     ------
      Total interest and dividend income                        4,173      3,887

Interest expense
  Deposits
    Demand                                                        162        158
    Savings                                                       368        373
    Time                                                        1,211      1,105
  Other borrowings                                                208        110
                                                               ------     ------
      Total interest expense                                    1,949      1,746

NET INTEREST INCOME                                             2,224      2,141

Provision for loan losses                                         102        111
                                                               ------     ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             2,122      2,030

Noninterest income
  Service charges on deposit accounts                             124        138
  Other income                                                    160        100
                                                               ------     ------
      Total noninterest income                                    284        238

Noninterest expense
  Salaries and employee benefits                                  796        698
  Occupancy                                                       213        157
  Other expenses                                                  422        519
                                                               ------     ------
      Total noninterest expense                                 1,431      1,374

INCOME BEFORE INCOME TAXES                                        975        894
  Income tax expense                                              247        216
                                                               ------     ------

NET INCOME                                                     $  728     $  678
                                                               ======     ======

Earnings per common share - Basic                              $ 0.33     $ 0.30
Earnings per common share - Diluted                            $ 0.32     $ 0.30
Dividends per common share                                     $ 0.12     $ 0.10


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                  COMMON     PAID IN    RETAINED     COMPREHENSIVE  COMPREHENSIVE
                                                  STOCK      CAPITAL    EARNINGS        INCOME          INCOME        TOTAL
                                                ---------------------- ----------- ------------------------------- ------------
BALANCE AT JANUARY 1, 1996                      $ 1,848    $  9,359     $  6,946                       $    299      $ 18,452
  Net income                                                               2,584        $ 2,584                         2,584
  10% Stock dividend                                184       2,355       (2,539)                                           -
  Cash paid in lieu of fractional shares
    on 10% stock dividend                                                     (2)                                          (2)
  Other comprehensive income, net of tax:
      Unrealized gains/losses on securities                                                (158)           (158)         (158)
                                                                                        -------
   Comprehensive income                                                                   2,426
                                                                                        -------
   Additional shares issued to fund
    Dividend Reinvestment Program                     1          13                                                        14
  Cash dividends                                                            (874)                                        (874)
                                                -------    --------     --------                       --------      --------
BALANCE AT DECEMBER 31, 1996                      2,033      11,727        6,115                            141        20,016

  Net income                                                               2,846          2,846                         2,846
  10% Stock dividend                                203       3,710       (3,913)                                           -
  Cash paid in lieu of fractional shares
    on 10% stock dividend                                                     (4)                                          (4)
  Proceeds and tax benefit from
    exercise of stock options                         2          22                                                        24
  Other comprehensive income, net of tax:
      Unrealized gains/losses on securities                                                  27              27            27
                                                                                        -------
  Comprehensive income                                                                    2,873
                                                                                        =======
  Cash dividends                                                            (985)                                        (985)
                                                -------    --------     --------                       --------      --------
BALANCE AT DECEMBER 31, 1997                      2,238      15,459        4,059                            168        21,924

  Net income                                                                 728            728                           728
  Other comprehensive income, net of tax:
      Unrealized gains/losses on securities                                                  (8)             (8)           (8)
                                                                                        -------
  Comprehensive income                                                                  $   720
                                                                                        =======
  Cash dividends                                                            (268)                                        (268)
                                                -------    --------     --------                       --------      --------
BALANCE AT MARCH 31, 1998                       $ 2,238    $ 15,459     $  4,519                       $    160      $ 22,376
                                                =======    ========     ========                       ========      ========



   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    FORM 10-Q


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                        1998       1997
                                                                      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $    728    $    678
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                        121         116
      Amortization of intangibles                                           10          22
      Provision for loan losses                                            102         111
      Deferred taxes                                                        41         (46)
      Federal Home Loan Bank stock dividend                                (16)        (12)
      (Accretion)/amortization of securities, net                           (3)         (1)
      Gain on sale of other real assets and other real estate owned         (5)         (5)
      Net changes in accrued interest receivable and other assets         (649)       (506)
      Net changes in accrued expenses and other liabillities                73          18
                                                                      --------    --------
      Net cash from operating activities                                   402         375

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                     --          --
  Proceeds from maturities/calls                                         2,509       2,000
  Purchases                                                             (4,680)       --
Securities held to maturity
  Proceeds from maturities/calls                                           500         536
  Purchases                                                               (353)        (76)
Net change in loans                                                     (2,257)        391
Net purchases of premises and equipment                                   (114)       (154)
Proceeds from sale of other real assets and other real estate owned         71          30
                                                                      --------    --------
      Net cash from investing activities                                (4,324)      2,727

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                   4,184       1,517
Net change in short-term borrowings                                     (1,024)       (156)
Proceeds from long-term debt                                             6,100         400
Principal payments on long-term debt                                       (21)         (2)
Cash dividends paid                                                       (269)       (223)
                                                                      --------    --------
      Net cash from financing activities                                 8,970       1,536
                                                                      --------    --------

Net change in cash and cash equivalents                                  5,048       4,638

Cash and cash equivalents at beginning of year                           7,836       6,619
                                                                      --------    --------
Cash and cash equivalents at end of period                            $ 12,884    $ 11,257
                                                                      ========    ========

     Interest paid                                                    $  2,005    $  1,795

     Income taxes paid                                                    --          --

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of United Bancorp, Inc. ("Company") at March 31, 1998 and its results of operations and statements of cash flows for the periods presented. These adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1997 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report to Shareholders for the year ended December 31, 1997. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1997 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONSOLIDATION:
                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Citizens-State Bank of Strasburg, Strasburg, Ohio ("CITIZENS-STATE"). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year of 1998.

         NATURE OF OPERATIONS:
                  The Company's and Banks' revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Belmont, Jefferson, Tuscarawas and Carroll Counties and the surrounding localities in northeastern and eastern Ohio and include a wide range of individuals, business and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items. Commercial loans are expected to be repaid from cash flows of the business. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and three branches in Bridgeport, Colerain and St. Clairsville, Ohio. CITIZENS-STATE conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES (CONTINUED):
                  The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

         STOCK DIVIDENDS:
                  Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in-capital. On August 19, 1997, a 10% stock dividend was approved for all shareholders of record on September 2, 1997 and distributed on September 19, 1997. Additionally, on April 17, 1996, a 10% stock dividend was approved for all shareholders of record on May 20, 1996 and distributed on June 20, 1996. All per share data has been retroactively adjusted for the 10% stock dividends in 1997 and 1996.

         EARNINGS AND DIVIDENDS PER COMMON SHARE:
                  The Company adopted SFAS No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted-average number of shares outstanding for basic EPS was 2,238,314 and 2,236,724 for the three months ended March 31, 1998 and 1997, respectively. The weighted-average number of shares outstanding for diluted EPS was 2,266,802 and 2,253,603 for the three months ended March 31, 1998 and 1997, respectively. There was no per share dilution due to the stock options for the three months ended March 31, 1997. The per share dilution of the stock options was $0.01 for the period ended March 31, 1998.

         RECLASSIFICATIONS:
                  Some items in prior financial statements have been reclassified to conform to the current presentation.

         PENDING AFFILIATIONS - UNAUDITED
                  In February 1998, the Company signed a definitive agreement with Southern Ohio Community Bancorporation, Inc. ("Southern"), whereby Southern will affiliate with the Company. The merger provides for an exchange ratio of 11 Company common shares for each issued and outstanding share of Southern common stock. It is anticipated that the transaction will be accounted for under the pooling of interest method of accounting. The merger is expected to be completed during the third quarter of 1998 following approval by bank regulators and Southern shareholders. The following condensed unaudited pro forma financial information presents selected balance sheet amounts and operating results of the Company and Southern as though they had been combined during all periods presented below.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PENDING AFFILIATIONS - UNAUDITED (CONTINUED)

                                                 MARCH 31,            DECEMBER 31,
                                            ----------------------    ------------
                                              1998          1997          1997
                                            --------      --------    ------------
                                           (In thousands, except per share amounts)

Net loans                                   $169,986      $162,791      $168,440
Total deposits                               228,337       220,084       223,488
Total assets                                 274,211       255,273       263,607

Summary of Operations
Net interest income                         $  2,841      $  2,769      $ 11,392
Net income                                       831           754         2,848
Net income per share - Basic                    0.31          0.28          1.07
Net income per share - Diluted                  0.31          0.28          1.07

         IMPACT OF RECENT ACCOUNTING STANDARDS:
                  During the first quarter of 1998, the Company was required to adopt Statement of Financial Accounting Standards' ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 does not effect the Company's interim disclosure requirements. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income relevant to the Company includes the change in unrealized gains and losses on securities available for sale. The statement requires the Company to classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional-paid-in-capital in the equity section of a statement of financial position. The Company elected to present comprehensive income and the accumulated balance in the Condensed Consolidated Statement of Shareholders' Equity for interim reporting purposes. The table below presents reclassification adjustments related to comprehensive income. Reclassification adjustments are needed when an item is included in net income in one period and comprehensive income in another accounting period.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         IMPACT OF RECENT ACCOUNTING STANDARDS: (CONTINUED)

                                               THREE MONTHS
                                                   ENDED          YEAR-ENDED       YEAR-ENDED
                                                 MARCH 31,       DECEMBER 31,     DECEMBER 31,
               (In thousands)                      1998              1997             1996
                                               ------------      ------------     ------------
Net Income                                       $   728          $ 2,846           $ 2,584

Unrealized gain/(loss) arising in period              (8)              27              (185)
Reclassification for realized amount                  --               --                27
Net unrealized gain/(loss) recognized in
    other comprehensive income                        (8)              27              (158)
                                                 -------          -------           -------

Comprehensive Income                             $   720          $ 2,873           $ 2,426
                                                 =======          =======           =======


2.       SECURITIES:

            The amortized cost and estimated fair values of securities are as follows:

                                                                  GROSS            GROSS
                (IN THOUSANDS)                   AMORTIZED      UNREALIZED      UNREALIZED       ESTIMATED
                                                   COST           GAINS           LOSSES        FAIR VALUE
                                               -------------- ---------------  --------------  --------------
AVAILABLE FOR SALE - MARCH 31, 1998
US Treasury obligations                           $  3,274            $  38                     $   3,312
US Agency obligations                               28,253              163         $ (15)         28,401
State and Municipal obligations                        740               31                           771
Other investments                                      880               26                           906
                                                  --------            -----         -----       ---------
                                                  $ 33,147            $ 258         $ (15)      $  33,390
                                                  ========            =====         =====       =========

AVAILABLE FOR SALE - DECEMBER 31, 1997
US Treasury obligations                           $  3,263            $  45                     $   3,308
US Agency obligations                               26,268              167         $  (9)         26,426
State and Municipal obligations                        551               25                           576
Other investments                                      865               26                           891
                                                  --------            -----         -----       ---------
                                                  $ 30,947            $ 263         $  (9)      $  31,201
                                                  ========            =====         =====       =========

HELD TO MATURITY - MARCH 31, 1998
US Agency obligations                             $  7,000            $   2         $ (15)      $   6,987
State and Municipal obligations                     20,835              833           (19)         21,649
                                                  --------            -----         -----       ---------
                                                  $ 27,835            $ 835         $ (34)      $  28,636
                                                  ========            =====         =====       =========

HELD TO MATURITY - DECEMBER 31, 1997
US Agency obligations                             $  7,500                          $ (27)      $   7,473
State and Municipal obligations                     20,492            $ 786            (1)         21,277
                                                  --------            -----         -----       ---------
                                                  $ 27,992            $ 786         $ (28)      $  28,750
                                                  ========            =====         =====       =========

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

2.       SECURITIES: (CONTINUED)

            There were no sales of securities during the three months ended March 31, 1998 or 1997.

            Contractual maturities of securities at March 31, 1998 were as follows:

AVAILABLE FOR SALE (IN THOUSANDS)                        AMORTIZED      ESTIMATED
                                                           COST         FAIR VALUE
                                                         ---------      ----------
US Treasury obligations
  Under 1 Year                                            $ 2,274        $ 2,297

  1 - 2  Years                                              1,000          1,015
                                                          -------        -------
  Total                                                     3,274          3,312
                                                          -------        -------

US Agency obligations
  Under 1 Year                                                492            498

  1 - 2  Years                                              2,000          2,011

  2 - 5  Years                                              7,084          7,133

  5 - 10 Years                                             17,677         17,761

 Over 10 Years                                              1,000            998
                                                          -------        -------
  Total                                                    28,253         28,401
                                                          -------        -------

State and municipal obligations
  5 - 10  Years                                               456            483

 Over 10 Years                                                284            288
                                                          -------        -------
  Total                                                       740            771
                                                          -------        -------

Other investments
  Equity securities                                           880            906
                                                          -------        -------
                                                          $33,147        $33,390
Total securities available for sale                       =======        =======

HELD TO MATURITY (IN THOUSANDS)

US Agency obligations
  Under 1 Year                                           $ 6,500         $ 6,488

  2 - 5  Years                                               500             499
                                                         -------         -------
  Total                                                    7,000           6,987
                                                         -------         -------

State and municipal obligations
  Under 1 Year                                               891             904

  1 - 2  Years                                             1,486           1,549

  2 - 5  Years                                            10,015          10,459

  5 - 10 Years                                             7,864           8,178

  Over 10 Years                                              579             559
                                                         -------         -------
  Total                                                   20,835          21,649
                                                         -------         -------

Total securities held to maturity                        $27,835         $28,636
                                                         =======         =======


                  Securities with a cost of approximately $30,222,000 at March 31, 1998 and $28,578,000 at December 31, 1997 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

3.       ALLOWANCE FOR LOAN LOSSES

            The detail of the allowance for loan losses is summarized as follows:


                      (IN THOUSANDS)                      1998           1997
                                                         -------        -------
Balance January 1,                                       $ 2,239        $ 2,023
  Provision charged to operating expense                     102            111
  Loans charged-off                                         (120)           (22)
  Recoveries                                                   3             18
                                                         -------        -------
Balance March 31,                                        $ 2,224        $ 2,130
                                                         =======        =======

                  Loans considered impaired under the provisions of SFAS No. 114 were not material at March 31, 1998 and December 31, 1997 or during the three months ended March 31, 1998 and 1997.

4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

                  There are various contingent liabilities not reflected within the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's financial condition or results of operations.

                  Some financial instruments are used in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amounts reported in the financial statements.

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

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED)

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 1998 and December 31, 1997 follows:

                                                  MARCH 31,       DECEMBER 31,
                      (IN THOUSANDS)                1998             1997
                                                  ---------       -----------
Commitments to extend credit                       $15,705         $15,776
Standby letters of credit                              244             244


                  There were no fixed-rate commitments or standby letters of credit at March 31, 1998 or December 31, 1997.

                  At March 31, 1998 and December 31, 1997, reserves of $597,000 and $692,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In the following pages, Management presents an analysis of United Bancorp, Inc.'s ("Company") financial condition at March 31, 1998 compared to December 31, 1997 and results of operations for the three months ended March 31, 1998 compared to the same period in 1997. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS
         In addition to the historical information contained herein, the following discussion contains forward-looking statements, (as contained in the Safe Harbor under the Private Securities Litigation Reform Act) involving risks and uncertainties. Economic circumstances, the Company's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in the Company's general market area.

         Some of the forward-looking Company statements included herein are statements regarding:

         1. Management's determination of the amount of the allowance for loan losses and the provision for loan losses;

         2. The Company's intention to borrow additional funds as opportunities to leverage excess capital arise;

         3.  The sufficiency of the Company's liquidity and capital reserves;
             and

         4. The effect on the Company of amendments to core capital requirement regulations.

         The Company is headquartered in Martins Ferry, Ohio, adjacent to the Ohio River on the eastern border of Ohio and the northern panhandle of West Virginia. It is located approximately 60 miles southwest of Pittsburgh, Pennsylvania and approximately 125 miles east of Columbus, Ohio.

         Common stock of the Company was initially available through over-the-counter trading. In February 1994, the Company began trading on The Nasdaq SmallCaps Market tier of The Nasdaq Stock Market under the trading symbol UBCP.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q

         The following brief history of the Company and its subsidiary growth and development highlights the continuing commitment to maintaining a presence as a local "Hometown" community bank serving several diverse market areas.

    -    1902      Original banking charter granted for The
                   German Savings Bank (later changed to The
                   Citizens Savings Bank).
    -    1974      Construction of a full-service branch banking facility
                   6 miles west in Colerain, Ohio.
    -    1978      Construction of a full-service branch banking facility
                   2 miles south in Bridgeport, Ohio.
    -    1980      Construction of a limited-service auto-teller banking
                   location in Martins Ferry, Ohio.
    -    1983      Creation of United Bancorp,  Inc. as a single-bank holding company through acquisition of 100% of the voting stock of
                   The Citizens Savings Bank of Martins Ferry, Ohio
                   ("CITIZENS").  Also, began operation of Automated Teller
                   Machine ("ATM") in Aetnaville, Ohio.
    -    1984      CITIZENS opened a newly constructed 21,500 square foot
                   main-office facility in Martins Ferry, Ohio, adjacent to the auto-teller facility built in 1980.
    -    1986      United Bancorp,  Inc. became a multi-bank holding company
                   through the acquisition of 100% of the voting stock of The
                   Citizens-State Bank of Strasburg, Strasburg, Ohio
                   ("CITIZENS-STATE").
    -    1990      CITIZENS converted from third-party data processing to
                   in-house data processing. CITIZENS-STATE constructed a
                   full-service branch bank 6 miles south of Strasburg in
                   Dover, Ohio.
    -    1991      CITIZENS began providing third party processing services to affiliate bank CITIZENS-STATE.
    -    1992      CITIZENS-STATE acquired two branch bank locations in New
                   Philadelphia and Sherrodsville, Ohio.
    -    1993      CITIZENS relocated Data Processing, Accounting and
                   Bookkeeping to a renovated Operations Center across from
                   the main office in Martins Ferry, Ohio.
    -    1994      CITIZENS-STATE purchased a branch bank in Dellroy, Ohio.
    -    1996      CITIZENS converted to check imaging and optical character
                   recognition for data processing at all locations.
    -    1997      CITIZENS opened a full-service Retail Banking Center inside
                   Riesbeck's Food Markets, Inc.'s St. Clairsville, Ohio store.
                   Additionally, CITIZENS introduced a Secondary Market Real
                   Estate Mortgage Program available for all locations.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q


FINANCIAL CONDITION

EARNING ASSETS - LOANS
         At March 31, 1998, gross loans were $141,744,000 compared to $139,548,000 at year-end 1997, a growth of 1.6%. This growth in lending volume was the result of the continuing emphasis placed on the development of the commercial lending portfolio, more specifically commercial real estate lending opportunities. The real estate loan portfolio continues to decline slightly, as anticipated, due to the increased activity in the Secondary Market Real Estate Mortgage Program offered to all banking locations through their affiliation with CITIZENS. The current local indirect lending environment and the Banks' pricing strategies has allowed the total outstanding indirect automobile portfolio to remain fairly constant from December 31, 1997 to quarter end.

         Installment loans, with continued emphasis placed on the indirect automobile lending market, remained fairly static at 33.3 % of total loans at March 31, 1998 compared to 33.7% at year-end 1997. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's nine branch locations. During the quarter, CITIZENS-STATE introduced into their market an indirect automobile lending program. The results for the first quarter have been in line with management's projections with total loans secured by automobiles increasing in excess of 7% from December 31, 1997.

         Commercial real estate loans comprised 34.1% of total loans at March 31, 1998 compared to 32.7% at year-end 1997, an increase of approximately $2.7 million. Commercial loans were 10.0% and 10.3% of the total portfolio mix at March 31, 1998 and year-end 1997, respectively.

         The Company has originated and bought participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out of area loans at March 31, 1998 were 11.1% of total loans and 25.3% of total commercial and commercial real estate loans compared to 11.0% and 25.7% at year-end 1997.

         Real estate loans were 22.6% of total loans at March 31, 1998 compared to 23.4% at year-end 1997. As indicated above, the Banks' involvement in the secondary market program should yield increases in loan origination volume. It is anticipated that borrower preferences will favor the secondary market product offerings with a decline expected in real estate loans held within the loan portfolio.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q


EARNING ASSETS - LOANS (CONTINUED)
         The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for reasonably foreseeable losses inherent in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is sufficient to deal with the probable losses associated. Net charge-offs for the three months ended March 31, 1998 were $117,000, or 5.2%, of the beginning allowance for loan losses compared to $4,000, or .02%, of the beginning balance for loan losses for the three months ended March 31, 1997.

EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
         The securities portfolio is comprised of U.S. Treasury notes and other U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their known levels of credit risk.

         Securities available for sale at March 31, 1998 increased approximately $2.2 million, or 7.0% from year-end 1997 totals. This upward movement resulted partially from a lower activity related to calls and maturities of approximately $2.5 million as opposed to total call and maturities during fiscal 1997 of $12.7 million. Total purchases of available for sale securities for the quarter totaled approximately $4.7 million. Securities held to maturity decreased less than 1% at March 31, 1998 compared to year-end 1997 totals.

         Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At March 31, 1998, federal funds sold totaled $5,048,000 compared to $300,000 at year-end 1997. This increase in federal funds was due to the anticipated short-term liquidity needs in April of 1998. The federal funds were obtained during a period in the yield curve that produced a favorable short-term rate for the Company. This level of federal funds is not desirable nor is it anticipated to continue during the remainder of 1998.

SOURCES OF FUNDS - DEPOSITS
         The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 1998, total core deposits increased approximately $2.7 million primarily from noninterest bearing demand deposit accounts. The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others which may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q


SOURCES OF FUNDS - DEPOSITS (CONTINUED)
         Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 1998, certificates of deposit greater than $100,000 increased approximately $1.5 million over year-end 1997 totals.

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
         Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan
Bank advances. This general category increased approximately $5.1 million from December 31, 1997. Of notable discussion, Federal Home
Loan Bank Advances were primarily responsible for the growth. During the quarter, the Company matched fixed rate Federal Home Loan Bank funding to the growth in the commercial real estate portfolio as previously discussed.

PERFORMANCE OVERVIEW

NET INCOME
         Basic earning per share for the three months ended March 31, 1998 was $0.33, representing a 10.0% increase in basic earnings per share over March 31, 1997. On an annualized basis, Return on Average Assets (ROA) was 1.35% and Return on Average Equity (ROE) was 13.1% compared to ROA of 1.34% and ROE of 13.4% for the three months ended March 31, 1997.

NET INTEREST INCOME
         Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 3.9% for the three months ended March 31, 1998 compared to the same three-month period in 1997.

         Total interest income for the three months ended March 31, 1998 when compared to the same three months ended March 31, 1997 increased $286,000, or 7.4%. The main components of this increase were interest and fee income from loans, increasing 6.7% and other interest and dividend income, increasing 176.2%. Both were due to a higher average balance of loans in the first quarter of 1998 compared to the first quarter of 1997.

         Total interest expense for the three months ended March 31, 1998 increased $203,000, or 11.6% over the same three months in 1997. This increase in interest expense was primarily the result of a higher volume of certificates of deposits and increased borrowings.

PROVISION FOR LOAN LOSSES
         The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover losses that may occur in the normal course of lending. The total provision for loan losses was $102,000 and $111,000 for the three months ended March 31, 1998 and 1997. Management has maintained the relative level of the provision in relation to loan growth and mix within the loan portfolio experienced throughout the first three months of 1998.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q

NONINTEREST INCOME
         Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three months ended March 31, 1998 was $284,000 compared to $238,000 for the same three months ended March 31, 1997. As discussed in the Company's 1997 Annual Report, the introduction of the Secondary Market Real Estate Mortgage Program has dramatically increased the Company noninterest income. Compared with the first quarter of 1997, noninterest income increased approximately 19.3%.

         Other recent developments should add to the strong growth in noninterest income. In April 1998, six additional ATM's have been installed throughout the Riesbeck's Food Market retail distribution network. In addition, in March 1998 the Company initiated a surcharge throughout our entire ATM network to non-customers of our affiliate Banks.

NONINTEREST EXPENSE
         Noninterest expense for the three months ended March 31, 1998 increased $57,000, or 4.1% over the three months ended March 31, 1997. Contributing to the increase was salaries and employee benefits, which increased by $98,000. However, this was offset by a $97,000 decrease in other expenses on a quarter to quarter comparison. One factor contributing to the other expense decrease resulted from start-up cost expensed in the first quarter of 1997 related to preparation for the mid-July 1997 expansion of our full service Citizens Retail Banking Center inside Riesbeck's Food Market Inc.'s St. Clairsville, Ohio store.

CAPITAL RESOURCES
         Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 1998 was $22,376,000 compared to $21,924,000 at December 31, 1997, a 2.1% increase. Total shareholders' equity in relation to total assets was 10.1% at March 31, 1998 and 10.4% at December 31, 1997.

         In 1996, the Company established a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

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

                               TOTAL             TIER 1            TIER 1
                            CAPITAL TO         CAPITAL TO        CAPITAL TO
                           RISK-WEIGHTED     RISK-WEIGHTED        AVERAGE
                              ASSETS             ASSETS            ASSETS
                           -------------     -------------       ----------
Well capitalized                  10.00%             6.00%            5.00%
Adequately capitalized             8.00%             4.00%            4.00%
Undercapitalized                   6.00%             3.00%            3.00%


         The following table illustrates the Company's risk-weighted capital ratios at March 31, 1998:

                                                                       MARCH 31,
                     (IN THOUSANDS)                                      1998
                                                                       ---------
Tier 1 capital                                                         $ 22,097
Total risk-based capital                                               $ 23,953
Risk-weighted assets                                                   $148,135
Average total assets                                                   $215,524


Tier 1 capital to average assets                                          10.25%
Tier 1 risk-based capital ratio                                           14.92%
Total  risk-based capital ratio                                           16.17%

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q


LIQUIDITY
         Management's objective in managing liquidity is to maintain the ability to continue to meet the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

         For the three months ended March 31, 1998, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net increase in cash and cash equivalents of $5,048,000 was primarily the result of a net increase in cash from financing activities of $8,970,000, partially off-set by net cash from investing activities of $4,324,000 related to securities and loan portfolio development throughout the quarter. The financing activity growth was related to growth in deposits and long-term debt financing. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q


YEAR 2000
         Many computer programs, which are in use today, use only two digits to indicate which year is represented. If such computer applications are not changed to allow the data field to reflect the change in the century, the application may fail or create erroneous results at the Year 2000 due to the improper sequence of the year from "99" to "00".

         Management has conducted an evaluation of all significant computer systems used in the business of the Company to determine whether such systems will function at the change of the century. Management determined that most programs are or will be capable of identifying the turn of the century. In order to prevent potential credit quality issues, management is also assessing the Year 2000 compliance status of major loan customers to determine whether or not such entities are taking steps to ensure their systems will function properly in the Year 2000. Management closely monitors the issue and full compliance is expected by the end of 1998. Management does not anticipate any material costs to be incurred to update its systems to be Year 2000 compliant.

REGULATORY MATTERS
         The Company is subject to the regulatory requirements of The Federal Reserve System as a multi-bank holding company. The affiliate banks are subject to regulations of the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Financial Institutions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risk affecting the Company is interest rate risk. The Banks do not maintain a trading account for any class of financial instrument and the Company is not affected by foreign currency exchange rate risk or commodity price risk. Because the Banks do not hold any equity securities other than stock in the Federal Home Loan Bank of Cincinnati, which is not significant, the Company is not subject to equity price risk.

         The Company and its Banks, like other financial institutions, are subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the principal objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Company has sought to reduce exposure of earnings to changes in market interest rates by managing assets and liability maturities and interest rates primarily by originating variable-rate lending products, or if issued with a fixed interest rate, as is the case with the indirect automobile portfolio, the term is rather short in duration. Both the variable interests rates inherent in the commercial, commercial real estate and real estate loan portfolios, and the short duration loan products, mitigate the Company's exposure to dramatic interest rate movements.

         The Company's securities are all fixed rate and are evenly divided between held to maturity and available for sale. The Company primarily invests in US Treasury and Agency obligations and State and Municipal obligations and does not invest in any mortgage-backed securities. Because total securities approximate 28% of total assets, the Company could be sensitive to periods of rising interest rates. However, this risk is offset by the fact that approximately 17% of the total security portfolio matures in less than one year and another 7% matures within 1 to 2 years.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   FORM 10 - Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

         Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 1997 Annual Report as of December 31, 1997, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 50 basis points in market interest rates. Management believes that no events have occurred since December 31, 1997 which would significantly change the Company's NPV at March 31, 1998 under each assumed shifts of 50 basis points in market interest rates.

         The Company's NPV is more sensitive to increasing rates than decreasing rates. Such difference in sensitivity occurs principally because, as rates rise, the effect is offset on a short-term basis by the rather fixed nature of our consumer loans. This occurs even though the commercial, commercial real estate and real estate portfolios are comprised of variable rate products Also in a rising rate environment consumers tend not to prepay fixed rate loans as quickly as they would have had rates not changed dramatically. Moreover, the interest the Company pays on its deposits would increase because deposits generally have shorter periods to reprice.

         Certain shortcomings are inherent in the NPV method of analysis. Certain assets such as adjustable-rate loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the analysis. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the case of an increase in interest rates.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION
                                   FORM 10-Q

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                  Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5.  OTHER INFORMATION
                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

                  (a)  Exhibits

                  (b)  Reports on Form 8 K

                           The Company filed two Form 8 Ks with the
                           Securities Exchange Commission during the quarter ending March 31, 1998.

                           Form 8 K filed on January 23, 1998 disclosed that the Company entered into a letter of intent to acquire all the outstanding common stock of Southern Ohio Community Bancorp.

                           Form 8 K filed on February 19, 1998 included the Definitive Agreement related to the proposed acquisition of Southern Ohio
                           Community Bancorp.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION
                                   FORM 10-Q


 SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



















          May 8, 1998          By: /s/ James W. Everson
          -----------              ---------------------------------------------
          Date                     James W. Everson
                                   Chairman, President & Chief Executive Officer






          May 8, 1998          By: /s/ Randall M. Greenwood
          -----------              ---------------------------------------------
          Date                     Randall M. Greenwood
                                   Chief Financial Officer

                                  Exhibit Index
                                  -------------


Exhibit No.                 Description
-----------                 -----------
   27                       Financial Data Schedule