Form 10-Q
period 1998-06-30
UNITED BANCORP INC /OH/
filed 1998-08-13
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 30, 1998

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       N/A          to           N/A
                                 ---------------------------------

Commission File Number:                  0-16540
                                         -------

                              UNITED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter.)

               OHIO                                      34-1405357
               ----                                      ----------
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

              201 SOUTH 4TH STREET, MARTINS FERRY, OHIO 43935-0010
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (740) 633-0445
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.
       COMMON STOCK, $1.00 PAR VALUE 2,667,314 SHARES AS OF JULY 27, 1998
       ------------------------------------------------------------------

                              UNITED BANCORP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q


PART I  FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)
     Condensed Consolidated Balance Sheets..................................3

     Condensed Consolidated Statements of Income............................4

     Condensed Consolidated Statements of Shareholders' Equity..............5

     Condensed Consolidated Statements of Cash Flows........................6

     Notes to Condensed Consolidated Financial Statements..............7 - 13

   ITEM 2  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................14 - 22

   ITEM 3  Quantitative and Qualitative Disclosures About
     Market Risk......................................................22 - 23


PART II  OTHER INFORMATION

   ITEM 1.
     Legal Proceedings.....................................................24

   ITEM 2.
     Changes in Securities and Use of Proceeds.............................24

   ITEM 3.
     Default Upon Senior Securities........................................24

   ITEM 4.
     Submission of Matters to a Vote of Security Holders...................24

   ITEM 5.
     Other Information.....................................................24

   ITEM 6.
     Exhibits and Reports on Form 8-K......................................24

   SIGNATURES..............................................................25

                              UNITED BANCORP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

PART I  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                1998               1997
                                                                                             -----------        -----------
ASSETS
Cash and due from banks                                                                      $     5,760        $     7,536
Federal funds sold                                                                                 4,115                300
                                                                                             -----------        -----------
  Total cash and cash equivalents                                                                  9,875              7,836
Securities available for sale                                                                     32,329             31,201
Securities held to maturity
(Estimated fair value of $26,415 at 06/30/98 and $28,750 at 12/31/97)                             25,726             27,992
Loans receivable
  Commercial loans                                                                                12,440             14,385
  Commercial real estate loans                                                                    48,194             45,593
  Real estate loans                                                                               32,516             32,602
  Installment loans                                                                               46,414             46,968
                                                                                             -----------        -----------
    Total loans receivable                                                                       139,564            139,548
Allowance for loan losses                                                                         (2,153)            (2,239)
                                                                                             -----------        -----------
    Net loans receivable                                                                         137,411            137,309
Premises and equipment, net                                                                        5,168              5,169
Accrued interest receivable and other assets                                                       2,501              2,235
                                                                                             -----------        -----------

  Total Assets                                                                               $   213,010        $   211,742
                                                                                             ===========        ===========
LIABILITIES
Demand deposits
  Noninterest bearing                                                                        $    13,702        $    12,839
  Interest bearing                                                                                27,734             26,527
Savings deposits                                                                                  49,771             49,558
Time deposits - under $100,000                                                                    67,831             70,339
Time deposits - $100,000 and over                                                                 17,152             16,528
                                                                                             -----------        -----------
    Total deposits                                                                               176,190            175,791
Securities sold under agreements to repurchase                                                     6,891              8,392
Other borrowed funds                                                                               5,834              4,278
Accrued expenses and other liabilities                                                             1,226              1,357
                                                                                             -----------        -----------
    Total Liabilities                                                                            190,141            189,818

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,238,314  issued and outstanding                                                                2,238              2,238
Additional-paid-in-capital                                                                        15,459             15,459
Retained earnings                                                                                  5,024              4,059
Unrealized gain on securities available for sale, net of tax                                         148                168
                                                                                             -----------        -----------
  Total Shareholders' Equity                                                                      22,869             21,924
                                                                                             -----------        -----------

  Total Liabilities and Shareholders' Equity                                                 $   213,010        $   211,742
                                                                                             -----------        -----------

See accompanying notes to the condensed consolidated financial statements.

                              UNITED BANCORP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FORM 10-Q (IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                 JUNE 30,                 JUNE 30,
                                                                             1998        1997         1998        1997
                                                                           --------    --------     --------    --------
Interest and dividend income
  Loans, including fees                                                    $  3,203    $  3,101     $  6,409    $  6,105
  Taxable securities                                                            581         590        1,209       1,175
  Non-taxable securities                                                        320         278          601         555
  Other interest and dividend income                                             86          35          144          56
                                                                           --------    --------     --------    --------
      Total interest and dividend income                                      4,190       4,004        8,363       7,891

Interest expense
  Deposits
    Demand                                                                      176         172          338         330
    Savings                                                                     373         394          741         767
    Time                                                                      1,204       1,126        2,415       2,231
  Other borrowings                                                              148         116          356         226
                                                                           --------    --------     --------    --------
      Total interest expense                                                  1,901       1,808        3,850       3,554

NET INTEREST INCOME                                                           2,289       2,196        4,513       4,337

Provision for loan losses                                                       102         111          204         222
                                                                           --------    --------     --------    --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           2,187       2,085        4,309       4,115

Noninterest income
  Service charges on deposit accounts                                           149         148          273         286
  Other income                                                                  147          63          307         163
                                                                           --------    --------     --------    --------
      Total noninterest income                                                  296         211          580         449

Noninterest expense
  Salaries and employee benefits                                                779         718        1,575       1,416
  Occupancy                                                                     217         146          430         303
  Other expenses                                                                499         527          921       1,046
                                                                           --------    --------     --------    --------
      Total noninterest expense                                               1,495       1,391        2,926       2,765

INCOME BEFORE INCOME TAXES                                                      988         905        1,963       1,799
  Income tax expense                                                            215         212          462         428
                                                                           --------    --------     --------    --------

NET INCOME                                                                 $    773    $    693     $  1,501    $  1,371
                                                                           ========    ========     ========    ========

Earnings per common share - Basic                                          $   0.34    $   0.31     $   0.67    $   0.61
Earnings per common share - Diluted                                        $   0.34    $   0.31     $   0.66    $   0.61
Dividends per common share                                                 $   0.12    $   0.10     $   0.24    $   0.20

See accompanying notes to the condensed consolidated financial statements.

                             UNITED BANCORP, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                           FORM 10-Q (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                 COMMON      PAID IN      RETAINED    COMPREHENSIVE   COMPREHENSIVE
                                                  STOCK      CAPITAL      EARNINGS       INCOME           INCOME          TOTAL
                                                --------    ----------    ---------   -------------    ------------     ----------
BALANCE AT JANUARY 1, 1996                      $  1,848    $    9,359    $   6,946                    $        299     $   18,452
  Net income                                                                  2,584    $     2,584                           2,584
  10% Stock dividend                                 184         2,355       (2,539)                                             -
  Cash paid in lieu of fractional shares
    on 10% stock dividend                                                        (2)                                            (2)
  Other comprehensive income, net of tax:
      Unrealized gains/losses on securities                                                   (158)            (158)          (158)
                                                                                       -----------
  Comprehensive income                                                                       2,426
                                                                                       ===========
  Additional shares issued to fund
    Dividend Reinvestment Program                      1            13                                                          14
  Cash dividends                                                               (874)                                          (874)
                                                --------    ----------    ---------                    ------------     ----------
BALANCE AT DECEMBER 31, 1996                       2,033        11,727        6,115                             141         20,016

  Net income                                                                  2,846          2,846                           2,846
  10% Stock dividend                                 203         3,710       (3,913)                                             -
  Cash paid in lieu of fractional shares
    on 10% stock dividend                                                        (4)                                            (4)
  Proceeds and tax benefit from
    exercise of stock options                          2            22                                                          24
  Other comprehensive income, net of tax:
      Unrealized gains/losses on securities                                                     27               27             27
                                                                                       -----------
  Comprehensive income                                                                       2,873
                                                                                       ===========
  Cash dividends                                                               (985)                                          (985)
                                                --------    ----------    ---------                    ------------     ----------
BALANCE AT DECEMBER 31, 1997                       2,238        15,459        4,059                             168         21,924

  Net income                                                                  1,501          1,501                           1,501
  Other comprehensive income, net of tax:
      Unrealized gains/losses on securities                                                    (20)             (20)           (20)
                                                                                       -----------
  Comprehensive income                                                                 $     1,481
                                                                                       ===========
  Cash dividends                                                               (536)                                          (536)
                                                --------    ----------    ---------                    ------------     ----------
BALANCE AT JUNE 30, 1998                        $  2,238    $   15,459    $   5,024                    $        148     $   22,869
                                                ========    ==========    =========                    ============     ==========

See accompanying notes to the condensed consolidated financial statements.

                             UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    FORM 10-Q

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             1998           1997
                                                                                          -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $    1,501     $    1,371
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                              246            229
      Amortization of intangibles                                                                 31             33
      Provision for loan losses                                                                  204            222
      Deferred taxes                                                                             210            (37)
      Federal Home Loan Bank stock dividend                                                      (31)           (22)
      (Accretion)/amortization of securities, net                                                (13)            (7)
      Gain on sale of other real assets and other real estate owned                              (36)            (5)
      Net changes in accrued interest receivable and other assets                               (748)          (428)
      Net changes in accrued expenses and other liabillities                                    (310)             6
                                                                                          ----------     ----------
      Net cash from operating activities                                                       1,054          1,362

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                                              -              -
  Proceeds from maturities/calls                                                              11,248          5,502
  Purchases                                                                                  (12,345)        (5,424)
Securities held to maturity
  Proceeds from maturities/calls                                                               2,600            681
  Purchases                                                                                     (353)          (393)
Net change in loans                                                                              (17)        (3,269)
Net purchases of premises and equipment                                                         (245)          (318)
Proceeds from sale of other real assets and other real estate owned                              178             30
                                                                                          ----------     ----------
      Net cash from investing activities                                                       1,066         (3,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                           399           (425)
Net change in short-term borrowings                                                           (3,456)         2,308
Proceeds from long-term debt                                                                   3,600            465
Principal payments on long-term debt                                                             (88)           (28)
Proceeds from exercise of stock options                                                            -             23
Tax benefit from exercise of stock options                                                         -              2
Cash dividends paid                                                                             (536)          (447)
                                                                                          ----------     ----------
      Net cash from financing activities                                                         (81)         1,898
                                                                                          ----------     ----------

Net change in cash and cash equivalents                                                        2,039             69

Cash and cash equivalents at beginning of year                                                 7,836          6,619
                                                                                          ----------     ----------

Cash and cash equivalents at end of period                                                $    9,875     $    6,688
                                                                                          ==========     ==========

     Interest paid                                                                        $    3,979     $    3,576
     Income taxes paid                                                                           484            504

See accompanying notes to the condensed consolidated financial statements.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of United Bancorp, Inc. ("Company") at June 30, 1998 and its results of operations and statements of cash flows for the periods presented. These adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1997 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report to Shareholders for the year ended December 31, 1997. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1997 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONSOLIDATION:
                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Citizens-State Bank of Strasburg, Strasburg, Ohio ("CITIZENS-STATE"). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year of 1998.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES:
                  The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

         EARNINGS AND DIVIDENDS PER COMMON SHARE:
                  The Company adopted SFAS No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted-average number of shares outstanding for basic EPS was 2,238,314 and 2,236,724 for the six months ended June 30, 1998 and 1997, respectively. The weighted-average number of shares outstanding for diluted EPS was 2,266,448 and 2,253,603 for the six months ended June 30, 1998 and 1997, respectively. There was no per share dilution due to the stock options for the six months ended June 30, 1997. The per share dilution of the stock options was $0.01 for the period ended June 30, 1998.

         RECLASSIFICATIONS:
                  Some items in prior financial statements have been reclassified to conform to the current presentation.

         COMPLETED AFFILIATIONS - UNAUDITED
                  On July 7, 1998 the Company completed its merger with Southern Ohio Community Bancorporation, Inc. ("Southern"), whereby Southern's wholly owned subsidiary The Community Bank, Glouster, Ohio ("COMMUNITY") is now the Company's third banking charter. The merger provided for an exchange ratio of 11 Company common shares for each issued and outstanding share of Southern common stock. The transaction will be accounted for under the pooling of interest method of accounting, with Community being included in the Company's financial results beginning in the third quarter with all prior results restated to include the effect of Community. The following condensed unaudited pro forma financial information presents selected balance sheet amounts and operating results of the Company and Southern as though they had been combined during all periods presented below.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PENDING AFFILIATIONS - UNAUDITED (CONTINUED)

                                                            JUNE 30,             DECEMBER 31,
                                                  ---------------------------    ------------
                                                      1998           1997            1997
                                                  ------------   ------------    ------------
                                                    (In thousands, except per share amounts)
         Net loans                                $    165,675   $    164,335    $    168,440
         Total deposits                                227,481        219,225         223,488
         Total assets                                  265,281        253,946         263,607

         Summary of Operations
         Net interest income                             5,708          5,617    $     11,392
         Net income                                      1,365          1,444           2,848
         Net income per share - Basic                     0.51           0.54            1.07
         Net income per share - Diluted                   0.51           0.54            1.06

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                                 THREE MONTHS     SIX MONTHS
                                                                    ENDED           ENDED          YEAR-ENDED      YEAR-ENDED
                                                                   JUNE 30,        JUNE 30,        DECEMBER 31,    DECEMBER 31,
                            (In thousands)                          1998            1998              1997            1996
                                                               ------------------------------     -------------   -------------
         Net Income                                            $          773   $       1,501     $       2,846   $       2,584

         Unrealized gain/(loss) arising in period                         (12)            (20)               27            (185)
         Reclassification for realized amount                               -               -                 -              27
         Net unrealized gain/(loss) recognized in
             other comprehensive income                                   (12)            (20)               27            (158)
                                                               ------------------------------     -------------   -------------

         Comprehensive Income                                  $          761   $       1,481     $       2,873   $       2,426
                                                               ------------------------------     -------------   -------------

         IMPACT OF RECENT ACCOUNTING STANDARDS: (CONTINUED)


2.       SECURITIES:

                  The amortized cost and estimated fair values of securities are as follows:

                                                                                    GROSS            GROSS
                             (IN THOUSANDS)                       AMORTIZED      UNREALIZED       UNREALIZED        ESTIMATED
                                                                    COST            GAINS           LOSSES         FAIR VALUE
                                                                 -----------    -------------    -------------    -------------
         AVAILABLE FOR SALE - JUNE 30, 1998
         US Treasury obligations                                 $     2,786    $          25                     $       2,811
         US Agency obligations                                        27,009              143    $         (10)          27,142
         State and Municipal obligations                               1,413               42                             1,455
         Other investments                                               895               26                               921
                                                                 -----------    -------------    -------------    -------------
                                                                 $    32,103    $         236    $         (10)   $      32,329
                                                                 ===========    =============    =============    =============

         AVAILABLE FOR SALE - DECEMBER 31, 1997
         US Treasury obligations                                 $     3,263    $          45                     $       3,308
         US Agency obligations                                        26,268              167    $          (9)          26,426
         State and Municipal obligations                                 551               25                               576
         Other investments                                               865               26                               891
                                                                 -----------    -------------    -------------    -------------
                                                                 $    30,947    $         263    $          (9)   $      31,201
                                                                 ===========    =============    =============    =============

         HELD TO MATURITY - JUNE 30, 1998
         US Agency obligations                                   $     5,000    $         -      $          (6)   $       4,994
         State and Municipal obligations                              20,726              714              (18)          21,422
                                                                 -----------    -------------    -------------    -------------
                                                                 $    25,726    $         714    $         (24)   $      26,416
                                                                 ===========    =============    =============    =============

         HELD TO MATURITY - DECEMBER 31, 1997
         US Agency obligations                                   $     7,500                     $         (27)   $       7,473
         State and Municipal obligations                              20,492    $         786               (1)          21,277
                                                                 -----------    -------------    -------------    -------------
                                                                 $    27,992    $         786    $         (28)   $      28,750
                                                                 ===========    =============    =============    =============

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

2.       SECURITIES: (CONTINUED)

                  There were no sales of securities during the six months ended June 30, 1998 or 1997.

                  Contractual maturities of securities at June 30, 1998 were as follows:

         AVAILABLE FOR SALE (IN THOUSANDS)              AMORTIZED     ESTIMATED
                                                          COST        FAIR VALUE
                                                       ----------     ----------
         US Treasury obligations
           Under 1 Year                                $    2,786     $    2,811
           1 - 2 Years                                          -              -
                                                       ----------     ----------
           Total                                            2,786          2,811
                                                       ----------     ----------
         US Agency obligations
           Under 1 Year                                     1,496          1,502
           1 - 2 Years                                      1,000          1,006
           2 - 5 Years                                      2,344          2,383
           5 - 10 Years                                    22,169         22,251
          Over 10 Years                                         -              -
                                                       ----------     ----------
           Total                                           27,009         27,142
                                                       ----------     ----------
         State and municipal obligations
           5 - 10  Years                                      556            582
          Over 10 Years                                       857            873
                                                       ----------     ----------
           Total                                            1,413          1,455
                                                       ----------     ----------
         Other investments
           Equity securities                                  895            921
                                                       ----------     ----------
         Total securities available for sale           $   32,103     $   32,329
                                                       ==========     ==========

         HELD TO MATURITY (IN THOUSANDS)

         US Agency obligations
           Under 1 Year                                $    4,500     $    4,495
           2 - 5 Years                                        500            499
                                                       ----------     ----------
           Total                                            5,000          4,994
                                                       ----------     ----------
         State and municipal obligations
           Under 1 Year                                       790            798
           1 - 2 Years                                      1,645          1,702
           2 - 5 Years                                     10,425         10,802
           5 - 10 Years                                     7,287          7,555
           Over 10 Years                                      579            564
                                                       ----------     ----------
           Total                                           20,726         21,421
                                                       ----------     ----------

         Total securities held to maturity             $   25,726     $   26,415
                                                       ==========     ==========

                  Securities with a cost of approximately $30,540,000 at June 30, 1998 and $28,578,000 at December 31, 1997 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

3.       ALLOWANCE FOR LOAN LOSSES

                  The detail of the allowance for loan losses is summarized as follows:

                             (IN THOUSANDS)                        1998           1997
                                                                ----------    -----------
         Balance January 1,                                     $    2,239    $     2,023
           Provision charged to operating expense                      204            222
           Loans charged-off                                          (305)           (86)
           Recoveries                                                   15             28
                                                                ----------    -----------
         Balance June 30,                                       $    2,153    $     2,187
                                                                ==========    ===========

                  Loans considered impaired under the provisions of SFAS No. 114 were not material at June 30, 1998 and December 31, 1997 or during the six months ended June 30, 1998 and 1997.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   FORM 10-Q

4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED)

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at June 30, 1998 and December 31, 1997 follows:

                                                                 JUNE 30,     DECEMBER 31,
                             (IN THOUSANDS)                        1998           1997
                                                                ----------    -----------
         Commitments to extend credit                           $   14,765    $    15,776
         Standby letters of credit                                     244            244

                  There were no fixed-rate commitments or standby letters of credit at June 30, 1998 or December 31, 1997.

                  At June 30, 1998 and December 31, 1997, reserves of $623,000 and $692,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  In the following pages, Management presents an analysis of United Bancorp, Inc.'s ("Company") financial condition at June 30, 1998 compared to December 31, 1997 and results of operations for the three and six months ended June 30, 1998 compared to the same periods in 1997. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

                  The following brief history of the Company and its subsidiary growth and development highlights the continuing commitment to maintaining a presence as a local "Hometown" community bank serving several diverse market areas.

                  -    1902      Original banking charter granted for The
                                 German Savings Bank (later changed to The
                                 Citizens Savings Bank).
                  -    1974      Construction of a full-service branch banking
                                 facility 6 miles west in Colerain, Ohio.
                  -    1978      Construction of a full-service branch banking
                                 facility 2 miles south in Bridgeport, Ohio.
                  -    1980      Construction of a limited-service auto-teller
                                 banking location in Martins Ferry, Ohio.
                  -    1983      Creation of United Bancorp, Inc. as a
                                 single-bank holding company through acquisition
                                 of 100% of the voting stock of The Citizens
                                 Savings Bank of Martins Ferry, Ohio
                                 ("CITIZENS"). Also, began operation of
                                 Automated Teller Machine ("ATM") in Aetnaville,
                                 Ohio.
                  -    1984      CITIZENS opened a newly constructed 21,500
                                 square foot main-office facility in
                                 Martins Ferry, Ohio, adjacent to the
                                 auto-teller facility built in 1980.
                  -    1986      United Bancorp, Inc. became a multi-bank
                                 holding company through the acquisition of 100%
                                 of the voting stock of The Citizens-State Bank
                                 of Strasburg, Strasburg, Ohio
                                 ("CITIZENS-STATE").
                  -    1990      CITIZENS converted from third-party data
                                 processing to in-house data processing.
                                 CITIZENS-STATE constructed a full-service
                                 branch bank 6 miles south of Strasburg in
                                 Dover, Ohio.
                  -    1991      CITIZENS began providing third party data
                                 processing services to affiliate bank
                                 CITIZENS-STATE.
                  -    1992      CITIZENS-STATE acquired two branch bank
                                 locations in New Philadelphia and
                                 Sherrodsville, Ohio.
                  -    1993      CITIZENS relocated Data Processing, Accounting
                                 and Bookkeeping to a renovated Operations
                                 Center across from the main office in Martins
                                 Ferry, Ohio.
                  -    1994      CITIZENS-STATE purchased a branch bank in
                                 Dellroy, Ohio.
                  -    1996      CITIZENS converted to check imaging and
                                 optical character recognition for data
                                 processing at all locations.
                  -    1997      CITIZENS opened a full-service Retail
                                 Banking Center inside Riesbeck's Food
                                 Markets, Inc.'s St. Clairsville, Ohio
                                 store. Additionally, CITIZENS introduced a
                                 Secondary Market Real Estate Mortgage
                                 Program available for all locations and
                                 introduced a MasterCard(R) Check Card to
                                 the local market area.
                  -    1998      CITIZENS-STATE introduced an indirect
                                 automobile lending program.
                  -    1998      CITIZENS increased ATM network by six cash
                                 dispenser machines in various Riesbecks'
                                 Food Markets.
                  -    1998      Effective July 7, 1998, the acquisition of
                                 Southern Ohio Community Bancorporation,
                                 Inc. was completed and The Community Bank,
                                 Glouster, Ohio ("Community") was added as a third banking charter to the Company.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

         FINANCIAL CONDITION

         EARNING ASSETS - LOANS
                  At June 30, 1998, gross loans were $139,564,000 compared to $139,548,000 at year-end 1997, a modest growth of $16,000. The relatively flat lending volume was the result of increased competition in our markets. However, a closer look at the components of total loans reveals that our different loan products have experienced rather different results relative to December 31, 1997. Real estate loan continues to decline slightly, as anticipated, due to the increased activity in the Secondary Market Real Estate program offered to all banking locations through their affiliation with CITIZENS. The current local indirect lending environment and the Banks' pricing strategies has allowed the total outstanding indirect automobile portfolio to remain fairly constant from December 31, 1997 to June 30, 1998.

                  Installment loans, with continued emphasis placed on the indirect automobile lending market, remained fairly static at 33.3% of total loans at June 30, 1998 compared to 33.7% at year-end 1997. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's nine branch locations. During the first quarter of 1998, CITIZENS-STATE introduced into their market an indirect automobile lending program. The results for the first two quarters have been in line with management's projections with total loans secured by automobiles increasing in excess of 11% from December 31, 1997. However, the indirect market for CITIZENS has seen increased competition during 1998 and as a result has experienced a 3% decrease in installment loan totals. Combined installment loans for the Company have remained relatively stable since December 31, 1997

                  Commercial real estate loans comprised 36.6% of total loans at June 30, 1998 compared to 32.7% at year-end 1997, an increase of approximately $2.6 million. Commercial loans were 6.8% and 10.3% of the total portfolio mix at June 30, 1998 and year-end 1997, respectively. In the recent quarter we have experienced some prepayment on commercial loans as commercial borrowers continue to be price sensitive in this area of lending. The Company has originated and bought participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out of area loans at June 30, 1998 were 13.9% of total loans and 32.0% of total commercial and commercial real estate loans compared to 11.0% and 25.7% at year-end 1997. The Company has already seen the benefit of adding Community into the consolidated group. Even before the effective merger date of July 7, 1998, the Company has benefited from having a presence in Athens County, Ohio. As a stand alone charter Community did not have the legal lending capacity to handle the larger commercial customers and as a result could not bid for the larger commercial credits. However, with their affiliation pending during the first half of 1998, management at Community worked closely with the Company to successfully bid on some larger commercial credits.

                  Real estate loans were 23.3% of total loans at June 30, 1998 compared to 23.4% at year-end 1997. As indicated above, the Banks' involvement in the secondary market program should yield increases in loan origination volume. It is anticipated that borrower preferences will favor the secondary market product offerings with a decline expected in real estate loans held within the loan portfolio.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

         EARNING ASSETS - LOANS (CONTINUED)
                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for reasonably foreseeable losses inherent in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is sufficient to deal with the probable losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 1998 were $290,000, or 13.0%, of the beginning allowance for loan losses compared to $58,000, or 2.9%, of the beginning balance for loan losses for the six months ended June 30, 1997. As reported in the 1997 Annual Report the longest steel strike in the Ohio Valley's history ended during the fourth quarter of 1997. The effect of this strike is apparent in the increased level of net charge-offs during the first two quarters of 1998. Management is closely monitoring charge-offs and expects a lower level of net charge-offs during the last two quarters of 1998.

         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Treasury notes and other U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their known levels of credit risk. Securities available for sale at June 30, 1998 increased approximately $1.1 million, or 3.6% from year-end 1997 totals. This upward movement resulted primarily from the $12.3 million in purchases from funds that were available from loan payoffs and security calls/maturities for the six months ended June 30, 1998. Securities held to maturity decreased 8.1% at June 30, 1998 compared to year-end 1997 totals. This was a result of increased level of maturities compared to six months ended June 30, 1997 and the reinvestment of these funds into available for sale securities

                  Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At June 30, 1998, federal funds sold totaled $4,115,000 compared to $300,000 at year-end 1997.

         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 1998, total core deposits decreased approximately $225,000 primarily from a decrease of time deposits under $100,000 of $2.5 million offset by increases in interest bearing deposits of $1.2 million and noninterest bearing deposits of $863,000. The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others which may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

         SOURCES OF FUNDS - DEPOSITS (CONTINUED)
                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 1998, certificates of deposit greater than $100,000 increased approximately $624,000 or 3.8% over year-end 1997 totals.

         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. This general category increased a modest $55,000 or less than 1% from December 31, 1997. Of notable discussion, FHLB advances were primarily responsible for the growth and due to seasonal changes of repurchase agreements the decrease in this category offset the increase in FHLB advances. During the first six months, the Company matched fixed rate Federal Home Loan Bank funding to the growth in the commercial real estate portfolio as previously discussed.

         PERFORMANCE OVERVIEW

         NET INCOME
                  Basic earning per share for the three and six months ended June 30, 1998 was $0.34, and $0.67 representing a 9.7% and 9.8% increase in basic earnings for the three and six months ended June 30, 1997. On an annualized basis, Return on Average Assets (ROA) was 1.39% and Return on Average Equity (ROE) was 13.3% compared to ROA of 1.32% and ROE of 13.2% for the six months ended June 30, 1997.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 4.2% and 4.1% for the three and six months ended June 30, 1998 compared to the same periods in 1997.

                  Total interest income for the three and six months ended June 30, 1998, when compared to the same three and six month periods ended June 30, 1997, increased 4.7%, and 6.0%. The main components of this increase were interest and fee income from loans, increasing 3.4% and 5.1% for the three and six months ended June 30, 1998 compared to the same periods in 1997. Compared with June 30, 1997 average loans have increased approximately $6.6 million.

                  Total interest expense for the three and six months ended June 30, 1998 when compared to the same three and six month periods ended June 30, 1997, increased 5.1% and 8.3%. This increase in interest expense was primarily the result of a higher volume of certificates of deposits and increased borrowings.

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

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

         PROVISION FOR LOAN LOSSES (CONTINUED)
                  The total provision for loan losses was $102,000 and $204,000 for the three and six months ended June 30, 1998 compared to $111,000 and $222,000 for the same periods in 1997. Management has maintained the relative level of the provision in relation to loan growth and mix within the loan portfolio experienced throughout the first six months of 1998. Although the net charge-offs have increased relative to the same period in 1997, management does not expect this trend to continue for the remainder of 1998

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three and six months ended June 30, 1998 was $296,000 and 580,000 compared to $211,000 and
         $449,000 for the same three and six month periods ended June 30, 1997. As discussed in the Company's 1997 Annual Report, the introduction of the Secondary Market Real Estate Mortgage Program has dramatically increased the Company's noninterest income. Compared with the first two quarters of 1997, noninterest income increased approximately 29.0%. For the three months ended June 30, 1998 compared to the same period in 1997, noninterest income increased approximately 40.3%

                  As reported in our March 31, 1998 Form 10-Q other recent developments have already added to the strong growth in noninterest income. In April 1998, six additional ATM's have been installed throughout the Riesbeck's Food Market retail distribution network. In addition, in March 1998 the Company initiated a surcharge throughout our entire ATM network to non-customers of our affiliate Banks.

         NONINTEREST EXPENSE
                  Noninterest expense for the three and six months ended June 30, 1998 increased 7.5% and 5.8% over the three and six months ended June 30, 1997. Contributing to the increase was salaries and employee benefits, which increased by $61,000 for the three month ended June 30, 1998 and $159,000 for the six months ended June 30, 1998. However, this is offset by decreases in other expenses on a quarter to quarter and year to date comparisons. Other expenses have decreased due in part to management's efforts to control overhead

         CAPITAL RESOURCES
                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 1998 was $22,869,000 compared to $21,924,000 at December 31, 1997, a 4.3% increase. Total shareholders' equity in relation to total assets was 10.7% at June 30, 1998 and 10.4% at December 31, 1997.

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

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

         CAPITAL RESOURCES (CONTINUED)
         To date, all shares purchased by the Plan except for 797 shares purchased on October 21, 1996 have been purchased on the open market. The Company and Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Banks' operations.

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

                                                         TOTAL             TIER 1           TIER 1
                                                      CAPITAL TO         CAPITAL TO       CAPITAL TO
                                                     RISK-WEIGHTED      RISK-WEIGHTED       AVERAGE
                                                        ASSETS             ASSETS           ASSETS
                                                     -------------      -------------     ----------
                     Well capitalized                    10.00%            6.00%            5.00%
                     Adequately capitalized               8.00%            4.00%            4.00%
                     Undercapitalized                     6.00%            3.00%            3.00%

                  The following table illustrates the Company's risk-weighted capital ratios at June 30, 1998:

                                                                  JUNE 30,
                                     (IN THOUSANDS)                 1998
                                                                -----------
                     Tier 1 capital                             $    22,610
                     Total risk-based capital                   $    24,419
                     Risk-weighted assets                       $   144,352
                     Average total assets                       $   215,304

                     Tier 1 capital to average assets                 10.50%
                     Tier 1 risk-based capital ratio                  15.66%
                     Total risk-based capital ratio                   16.92%

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

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

                  For the six months ended June 30, 1998, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net increase in cash and cash equivalents of $2,039,000 was primarily the result of a net increase in cash from investing activities of $1,066,000, partially off-set by net cash utilized in financing activities of $81,000 related primarily to a decrease in repurchase agreements. The investing activity increase primarily related to investment maturities and calls. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q


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

                  The Company's securities are all fixed rate and are evenly divided between held to maturity and available for sale. The Company primarily invests in US Treasury and Agency obligations and State and Municipal obligations and does not invest in any mortgage-backed securities. Because total securities approximate 27% of total assets, the Company could be sensitive to periods of rising interest rates. However, this risk is offset by the fact that approximately 14% of the total security portfolio matures in less than one year and another 4% matures within 1 to 2 years.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

                  Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 1997 Annual Report as of December 31, 1997, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 50 basis points in market interest rates. Management believes that no events have occurred since December 31, 1997 which would significantly change the Company's NPV at June 30, 1998 under each assumed shifts of 50 basis points in market interest rates.

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

         PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS
                  Not applicable.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders on April 15, 1998.

                  Compensation for outside directors to be set at $1,200 per year as a retainer and $250 per meeting attended:
                  Roll Call:  Ayes 1,564,846   Nays 47,286   Abstaining  37,895

                  Number of Directors to be set at a minimum of nine and a maximum of thirteen.

                  Roll Call:  Ayes 1,564,846   Nays 47,286   Abstaining  37,895

                  Election of Directors for the class of 2001 to include the following;
                  Herman E. Borkoski   Ayes 1,674,608  Nays 0   Abstaining 2,419
                  John M. Hoopingarner Ayes 1,674,660  Nays 0   Abstaining 2,367
                  Richard L. Riesbeck  Ayes 1,649,894  Nays 0   Abstaining   133

                  Crowe, Chizek and Company LLP, Independent Certified Public Accountants to continue to serve as the Company's external audit firm for the fiscal year 1998.

                  Roll Call:  Ayes 1,639,260   Nays 7,297    Abstaining   3,470

         ITEM 5.  OTHER INFORMATION
                  Not applicable.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

                  (a)  Exhibits

                  (b)  Reports on Form 8 K

                           The Company filed no Form 8 Ks with the
                           Securities Exchange Commission during the quarter ending June 30, 1998.


SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              UNITED BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    FORM 10-Q

                              UNITED BANCORP, INC.
                                OTHER INFORMATION
                                    FORM 10-Q


         SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



















                  August 7, 1998          By:   /s/ James W. Everson
         ----------------------------        -----------------------------------
                  Date                    James W. Everson
                                          Chairman, President & Chief Executive
                                          Officer






                  August 7, 1998          By:   /s/ Randall M. Greenwood
         ----------------------------        -----------------------------------
                  Date                    Randall M. Greenwood
                                          Chief Financial Officer



SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                Exhibit Index
                                -------------

Exhibit No.                     Description
-----------                     -----------
    27                          Financial Data Schedule
