Form 10-Q
period 1998-09-30
UNITED BANCORP INC /OH/
filed 1998-11-13
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A         to             N/A
                               -------------------------------------------

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

      COMMON STOCK, $1.00 PAR VALUE 2,667,314 SHARES AS OF OCTOBER 27, 1998
      ---------------------------------------------------------------------

                              UNITED BANCORP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q

PART I  FINANCIAL INFORMATION


   ITEM 1. Financial Statements (Unaudited)
     Condensed Consolidated Balance Sheets............................................3

     Condensed Consolidated Statements of Income......................................4

     Condensed Consolidated Statements of Shareholders' Equity........................5

     Condensed Consolidated Statements of Cash Flows..................................6

     Notes to Condensed Consolidated Financial Statements........................7 - 13

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..................................................14 - 22

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk................23


PART II  OTHER INFORMATION

   ITEM 1.
     Legal Proceedings...............................................................25

   ITEM 2.
     Changes in Securities and Use of Proceeds.......................................25

   ITEM 3.
     Default Upon Senior Securities..................................................25

   ITEM 4.
     Submission of Matters to a Vote of Security Holders.............................25

   ITEM 5.
     Other Information...............................................................25

   ITEM 6.
     Exhibits and Reports on Form 8-K................................................25

   SIGNATURES........................................................................26

                              UNITED BANCORP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)


PART I  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                        1998                 1997
                                                                   -------------         ------------
ASSETS
Cash and due from banks                                            $       8,110         $      9,845
Federal funds sold                                                         5,393                  742
                                                                   -------------         ------------
  Total cash and cash equivalents                                         13,503               10,587
Securities available for sale                                             55,316               46,003
Securities held to maturity
(Estimated  fair  value  of $25,643 at 09/30/98 and
  $29,860 at 12/31/97)                                                    24,700               29,060
Loans receivable
  Commercial loans                                                        12,468               16,637
  Commercial real estate loans                                            53,098               49,189
  Real estate loans                                                       49,043               49,857
  Installment loans                                                       49,650               56,069
                                                                   -------------         ------------
    Total loans receivable                                               164,259              171,752
Allowance for loan losses                                                 (3,053)              (3,130)
                                                                   -------------         ------------
    Net loans receivable                                                 161,206              168,622
Premises and equipment, net                                                6,469                6,530
Accrued interest receivable and other assets                               3,233                2,805
                                                                   ----------------------------------

  Total Assets                                                     $     264,427         $    263,607
                                                                   ==================================


LIABILITIES
Demand deposits
  Noninterest bearing                                              $      17,882         $     16,663
  Interest bearing                                                        40,250               37,801
Savings deposits                                                          56,113               58,295
Time deposits - under $100,000                                            87,564               89,422
Time deposits - $100,000 and over                                         22,359               21,308
                                                                   -------------         ------------
    Total deposits                                                       224,168              223,489
Securities sold under agreements to repurchase                             6,197                8,391
Other borrowed funds                                                       5,125                4,278
Accrued expenses and other liabilities                                     1,732                1,737
                                                                   -------------         ------------
    Total Liabilities                                                    237,222              237,895

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
 2,667,314 issued and outstanding                                          2,667                2,667
Additional-paid-in-capital                                                15,552               15,552
Retained earnings                                                          8,607                7,323
Unrealized gain on securities available for sale, net of tax                 379                  170
                                                                   -------------         ------------
  Total Shareholders' Equity                                              27,205               25,712
                                                                   -------------         ------------

  Total Liabilities and Shareholders' Equity                       $     264,427         $    263,607
                                                                   =============         ============



See accompanying notes to the condensed consolidated financial statements    3

                              UNITED BANCORP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                FORM 10-Q (IN THOUSANDS-EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                            1998         1997          1998           1997
                                                         --------      --------      --------       -------
Interest and dividend income
  Loans, including fees                                   $ 3,873       $ 4,089       $11,948       $12,012
  Taxable securities                                          934           780         2,651         2,314
  Non-taxable securities                                      278           299           906           904
  Other interest and dividend income                          114            74           309           204
                                                          -------       -------       -------       -------
      Total interest and dividend income                    5,199         5,242        15,814        15,434

Interest expense
  Deposits
    Demand                                                    269           262           791           767
    Savings                                                   479           508         1,416         1,464
    Time                                                    1,481         1,480         4,540         4,368
  Other borrowings                                            180           129           538           355
                                                          -------       -------       -------       -------
      Total interest expense                                2,409         2,379         7,285         6,954

NET INTEREST INCOME                                         2,790         2,863         8,529         8,480

Provision for loan losses                                     128           171           676           661
                                                          -------       -------       -------       -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,662         2,692         7,853         7,819

Noninterest income
  Service charges on deposit accounts                         201           184           560           540
  Other income                                                262           153           602           360
                                                          -------       -------       -------       -------
      Total noninterest income                                463           337         1,162           900

Noninterest expense
  Salaries and employee benefits                              949           990         3,032         2,971
  Occupancy                                                   301           269           872           690
  Other expenses                                              804           713         2,225         2,126
                                                          -------       -------       -------       -------
      Total noninterest expense                             2,054         1,972         6,129         5,787

INCOME BEFORE INCOME TAXES                                  1,071         1,057         2,886         2,932
  Income tax expense                                          296           272           747           703
                                                          -------       -------       -------       -------

NET INCOME
                                                          $   775       $   785       $ 2,139       $ 2,229
                                                          =======       =======       =======       =======

Earnings per common share - Basic                         $  0.29       $  0.29       $  0.80       $  0.84
Earnings per common share - Diluted                       $  0.29       $  0.29       $  0.79       $  0.83
Dividends per common share                                $  0.12       $  0.12       $  0.36       $  0.32


See accompanying notes to the condensed consolidated financial statements    4

                              UNITED BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                             ADDITIONAL                                    OTHER
                                                COMMON        PAID IN      RETAINED    COMPREHENSIVE    COMPREHENSIVE
                                                 STOCK        CAPITAL      EARNINGS        INCOME           INCOME         TOTAL
                                              ------------ ------------ ------------   -------------     -------------  ----------


BALANCE AT JANUARY 1, 1997                    $      2,462 $     11,814 $     9,407                      $        92    $   23,775
  Net income                                                                  2,229    $       2,229                         2,229
  10% Stock dividend                                   203        3,710      (3,913)                                             -
  Cash paid in lieu of fractional shares
    on 10% stock dividend                                                        (4)                                            (4)
  Proceeds and tax benefit from                          2           23                                                         25
    exercise of stock options
  Other comprehensive income, net of tax:
      Unrealized gains/losses on securities                                                       85              85            85
                                                                                       -------------
  Comprehensive income                                                                         2,314
                                                                                       =============
  Cash dividends                                                               (740)                                          (740)
                                              ------------ ------------ -----------                      ------------   ----------
BALANCE AT SEPTEMBER 30, 1997                        2,667       15,547       6,979                               177       25,370


BALANCE AT JANUARY 1, 1998                           2,667       15,552       7,323                               170       25,712
  Net income                                                                  2,139    $       2,139                         2,139
  Other comprehensive income, net of tax:
      Unrealized gains/losses on securities                                                      209              209          209
                                                                                       -------------
  Comprehensive income                                                                 $       2,348
                                                                                       =============
  Cash dividends                                                               (855)                                          (855)
                                              ------------ ------------ -----------                      ------------   ----------
BALANCE AT SEPTEMBER 30, 1998                 $      2,667 $     15,552 $     8,607                      $        379   $   27,205
                                              ============ ============ ============                     ============   ==========



See accompanying notes to the condensed consolidated financial statements     5

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                1998                    1997
                                                                        ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $               2,139   $            2,230
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                       475                  447
      Amortization of intangibles                                                          46                   42
      Provision for loan losses                                                           676                  661
      Deferred taxes                                                                       31                   72
      Federal Home Loan Bank stock dividend                                              (108)                 (26)
      (Accretion)/amortization of securities, net                                          92                  (10)
      Gain on sale of other real assets and other real estate owned                       (88)                  (5)
      Net changes in accrued interest receivable and other assets                      (1,241)              (1,061)
      Net changes in accrued expenses and other liabilities                                 5                  (99)
                                                                        ---------------------   ------------------
      Net cash from operating activities                                                2,027                2,251

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                                       -                    -
  Proceeds from maturities/calls                                                       25,762                9,859
  Purchases                                                                           (34,771)             (16,946)
Securities held to maturity
  Proceeds from maturities/calls                                                        5,342                4,136
  Purchases                                                                              (958)                (496)
Net change in loans                                                                     7,493               (3,346)
Net purchases of premises and equipment                                                  (414)                (723)
Proceeds from sale of other real assets and other real estate owned                       (42)                  30
                                                                        ---------------------   ------------------
      Net cash from investing activities
                                                                                        2,412               (7,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                    679                6,346
Net change in short-term borrowings                                                    (4,767)               2,182
Proceeds from long-term debt                                                            3,600                  680
Principal payments on long-term debt                                                     (180)                 (35)
Proceeds from exercise of stock options                                                     -                   23
Tax benefit from exercise of stock options                                                  -                    2
Cash dividends paid                                                                      (855)                (720)
                                                                        ---------------------   ------------------
      Net cash from financing activities                                               (1,523)               8,478
                                                                        ---------------------   ------------------

Net change in cash and cash equivalents                                                 2,916                3,243

Cash and cash equivalents at beginning of year                                         10,587                9,525
                                                                        ---------------------   ------------------

Cash and cash equivalents at end of period                              $              13,503   $           12,768
                                                                        =====================   ==================

     Interest paid                                                      $               7,392   $            6,957
     Income taxes paid                                                                    648                  621


See accompanying notes to the condensed consolidated financial statements     6

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of United Bancorp, Inc. ("Company") at September 30, 1998 and its results of operations and statements of cash flows for the periods presented. These adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1997 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report to Shareholders for the year ended December 31, 1997. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1997 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONSOLIDATION:
                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS"), The Citizens-State Bank of Strasburg, Strasburg, Ohio ("CITIZENS-STATE"), and The Community Bank, Glouster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year of 1998.

         NATURE OF OPERATIONS:
                  The Company's and Banks' revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Belmont, Jefferson, Tuscarawas, Carroll and Athens Counties and the surrounding localities in northeastern, eastern and southeastern Ohio and include a wide range of individuals, business and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items. Commercial loans are expected to be repaid from cash flows of the business. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and three branches in Bridgeport, Colerain and St. Clairsville, Ohio. CITIZENS-STATE conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio. COMMUNITY conducts its business through its main office in Glouster, and its branches in Nelsonville and Amesville, Ohio.

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

         STOCK DIVIDENDS:
                  Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. On August 19, 1997, a 10% stock dividend was approved for all shareholders of record on September 2, 1997 and distributed on September 19, 1997. Additionally, on April 17, 1996, a 10% stock dividend was approved for all shareholders of record on May 20, 1996 and distributed on June 20, 1996. All per share data has been retroactively adjusted for the 10% stock dividends in 1997 and 1996.

         EARNINGS AND DIVIDENDS PER COMMON SHARE:
                  The Company adopted SFAS No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted-average number of shares outstanding for basic EPS was 2,667,314 and 2,666,555 for the nine months ended September 30, 1998 and 1997, respectively. The weighted-average number of shares outstanding for diluted EPS was 2,692,289 and 2,681,400 for the nine months ended September 30, 1998 and 1997, respectively. There was no per share dilution due to the stock options for the three months ended September 30, 1998 and 1997. The per share dilution of the stock options was $0.01 for nine months ended September 30, 1998 and 1997.

         RECLASSIFICATIONS:
                  Some items in prior financial statements have been reclassified to conform to the current presentation.

         COMPLETED AFFILIATIONS
                  On July 7, 1998 the Company completed its merger with Southern Ohio Community Bancorporation, Inc. ("Southern"), whereby Southern's wholly owned subsidiary The Community Bank, Glouster, Ohio ("COMMUNITY") is now the Company's third banking charter. The merger provided for an exchange ratio of 11 Company common shares for each issued and outstanding share of Southern common stock. The transaction was accounted for under the pooling of interest method of accounting. Community has been included in the Company's financial results beginning in the third quarter with all prior results restated to include the effect of Community.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        IMPACT OF RECENT ACCOUNTING STANDARDS:
                  During the first quarter of 1998, the Company was required to adopt Statement of Financial Accounting Standards' ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 does not materially effect the Company's interim disclosure requirements.

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

                                                       THREE MONTHS           NINE MONTHS
                                                            ENDED               ENDED            YEAR-ENDED         YEAR-ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,      DECEMBER 31,       DECEMBER 31,
                   (In thousands)                           1998                 1998                1997               1996
                                                      ---------------        ---------------  ----------------    --------------
Net Income                                             $          775        $         2,139  $          2,847    $        2,630


Unrealized gain/(loss) arising in period                          200                    221                81              (185)
Reclassification for realized amount                                -                     (8)               25                27
Net unrealized gain/(loss) recognized in
    other comprehensive income                                    200                    209                56              (158)
                                                      ---------------        ---------------  ----------------    --------------

Comprehensive Income                                  $           975        $         2,348  $          2,903    $        2,472
                                                      ===============        ===============  ================    ==============

                  SFAS No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Benefits", and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" are issued statements that are not yet effective. SFAS No. 133 will not be applicable to the Company.

                  SFAS No. 132 revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. The new standard requires some additional information about benefit plans while eliminating certain disclosures and standardizes the disclosures for pension and other post retirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. Management does not believe this statement will have a material impact on the Company's financial position or results of operations.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

2.      SECURITIES:

                  The amortized cost and estimated fair values of securities are as follows:

                                                                              GROSS             GROSS
                   (IN THOUSANDS)                        AMORTIZED          UNREALIZED        UNREALIZED           ESTIMATED
                                                            COST              GAINS             LOSSES             FAIR VALUE
                                                     ------------------- ----------------  -----------------  ---------------------
AVAILABLE FOR SALE - SEPTEMBER  30, 1998
US Treasury obligations                              $             1,495 $             18                     $               1,513
US Agency obligations                                             47,008              453  $             (3)                 47,458
Mortgage Backed securities                                         3,259               15                (2)                  3,272
State and Municipal obligations                                    1,857               69                (2)                  1,924
Other investments                                                  1,123               26                                     1,149
                                                     ------------------- ----------------  -----------------  ---------------------
                                                     $            54,742 $            581  $             (7)  $              55,316
                                                     =================== ================  =================  =====================

AVAILABLE FOR SALE - DECEMBER 31, 1997
US Treasury obligations                              $             3,263 $             45                     $               3,308
US Agency obligations                                             37,033              199  $            (34)                 37,198
Mortgage Backed securities                                         3,788               11               (13)                  3,786
State and Municipal obligations                                      551               25                                       576
Other investments                                                  1,109               26                                     1,135
                                                     ------------------- ----------------  -----------------  ---------------------
                                                     $            45,744 $            306  $            (47)  $              46,003
                                                     =================== ================  =================  =====================

HELD TO MATURITY - SEPTEMBER 30, 1998
US Agency obligations                                $             2,500                -                  -  $               2,500
State and Municipal obligations                      $            22,154 $            952  $             (9)  $              23,097
Other Investments                                    $                46 $              -  $               -  $                  46
                                                     -------------------------------------------------------  ---------------------
                                                     $            24,700 $            952  $             (9)  $              25,643
                                                     =======================================================  =====================


HELD TO MATURITY - DECEMBER 31, 1997
US Agency obligations                                $             7,500 $                 $            (27)  $               7,473
State and Municipal obligations                                   21,560              828                (1)                 22,387
                                                     ------------------------------------  -----------------  ---------------------
                                                     $            29,060 $            828  $            (28)  $              29,860
                                                     ====================================  =================  =====================

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


2.       SECURITIES: (CONTINUED)
                  There were no sales of securities during the nine months ended September 30, 1998 or 1997. Contractual maturities of securities at September 30, 1998 were as follows:

                   AVAILABLE FOR SALE (IN THOUSANDS)                                   AMORTIZED           ESTIMATED
                                                                                           COST           FAIR VALUE
                                                                                    ----------------  ------------------
                   US Treasury obligations
                     Under 1 Year                                                   $         1,495   $            1,513
                     1 - 2 Years
                                                                                                  -                   -
                                                                                    ----------------  ------------------
                     Total                                                                    1,495               1,513
                                                                                    ----------------  ------------------
                   US Agency obligations
                     Under 1 Year                                                             3,500               3,513
                     1 - 2  Years                                                               497                 500
                     2 - 5  Years                                                             2,845               2,911
                     5 - 10 Years                                                            35,666              36,004
                    Over 10 Years                                                             4,500               4,529
                                                                                    ----------------  ------------------
                     Total                                                                   47,008              47,457
                                                                                    ----------------  ------------------
                   State and municipal obligations
                     5 - 10  Years                                                              672                 706
                    Over 10 Years                                                             1,185               1,218
                                                                                    ----------------  ------------------
                     Total                                                                    1,857               1,924
                                                                                    ----------------  ------------------
                   Mortgage Backed securities
                     2 - 5 Years                                                              1,153               1,160
                     5 - 10 Years                                                             1,122               1,126
                     Over 10 Years                                                              984                 987
                                                                                    ----------------  ------------------
                      Total                                                                   3,259               3,273
                                                                                    ----------------  ------------------
                   Other investments
                     Equity securities                                                        1,123               1,149
                                                                                    ----------------  ------------------

                   Total securities available for sale                              $        54,742   $          55,316
                                                                                    ================  ==================


                   HELD TO MATURITY (IN THOUSANDS)

                   US Agency obligations
                     Under 1 Year                                                   $         2,500    $         2,500
                     2 - 5    Years                                                               -                  -
                                                                                    ----------------  -----------------
                     Total                                                                    2,500              2,500
                                                                                    ----------------  -----------------
                   State and municipal obligations
                     Under 1 Year                                                               798                797
                     1 - 2 Years                                                              1,580              1,630
                     2 - 5 Years                                                             11,158             11,656
                     5 - 10 Years                                                             7,631              8,008
                     Over 10 Years                                                              987                998
                                                                                    ----------------  -----------------
                     Total                                                                   22,154             23,089
                                                                                    ----------------  -----------------
                   Other investments
                     Equity securities                                                           46                 46
                   Total securities held to maturity                                $        24,700   $         25,635
                                                                                    ================  =================


Securities with an amortized cost of approximately $37,132,000 at September 30, 1998 and $38,027,000 at December 31, 1997 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q



3.      ALLOWANCE FOR LOAN LOSSES

                  The detail of the allowance for loan losses is summarized as follows:


                                     (IN THOUSANDS)         1998         1997
                                                         ----------   ----------
          Balance January 1,                             $    3,039   $    2,756
            Provision charged to operating expense              676          661
            Loans charged-off                                  (809)        (597)
            Recoveries                                          147           97
                                                         ----------   ----------
          Balance September 30,                          $    3,053   $    2,917
                                                         ==========   ==========


                  Loans considered impaired under the provisions of SFAS No. 114 were not material at September 30, 1998 and December 31, 1997 or during the three and nine months ended September 30, 1998 and 1997.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED)

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 1998 and December 31, 1997 follows:

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                  (IN THOUSANDS)                         1998            1997
                                                                    -------------    ------------
                   Commitments to extend credit                     $      18,007    $     17,063
                   Standby letters of credit                                  204             244


                  There were no fixed-rate commitments or standby letters of credit at September 30, 1998 or December 31, 1997.

                  At September 30, 1998 and December 31, 1997, reserves of $937,000 and $997,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

5.       BRANCH ACQUISITION

                  On November 6, 1998, the Company acting through CITIZENS announced a branch acquisition of approximately $10 million. Citizens will assume certain deposit and other liabilities of this branch and will purchase the real estate at fair market value. The transaction is subject to regulatory approval and is expected to close in mid December 1998.

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  In the following pages, Management presents an analysis of United Bancorp, Inc.'s ("Company") financial condition at September 30, 1998 compared to December 31, 1997 and results of operations for the three and nine months ended September 30, 1998 compared to the same periods in 1997. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

                  Some of the forward-looking Company statements included herein are statements regarding:

              1. Management's determination of the amount of the allowance for loan losses and the provision for loan losses;
              2. The Company's forward looking statements regarding future financial performance;
              3. The sufficiency of the Company's liquidity and capital reserves; and
              4. The projections regarding Quantitative and Qualitative Disclosure about Market Risk.

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

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q

   The following brief history of the Company and its subsidiary growth and development highlights the continuing commitment to maintaining a presence as a local "Hometown" community bank serving several diverse market areas.

   >     1902     Original banking charter granted for The German Savings Bank
                  (later changed to The Citizens Savings Bank).

   >     1974     Construction of a full-service branch banking facility 6 miles west in Colerain, Ohio.

   >     1978     Construction of a full-service branch banking facility 2 miles south in Bridgeport, Ohio.

   >     1980     Construction of a limited-service auto-teller banking location in Martins Ferry, Ohio.

   >     1983     Creation of United Bancorp, Inc. as a single-bank holding
                  company through acquisition of 100% of the voting stock of The
                  Citizens Savings Bank of Martins Ferry, Ohio ("CITIZENS").
                  Also, began operation of Automated Teller Machine ("ATM") in
                  Aetnaville, Ohio.

   >     1984     CITIZENS opened a newly constructed 21,500 square foot
                  main-office facility in Martins Ferry, Ohio, adjacent to the auto-teller facility built in 1980.

   >     1986     United Bancorp, Inc. became a multi-bank holding company
                  through the acquisition of 100% of the voting stock of The
                  Citizens-State Bank of Strasburg, Strasburg, Ohio
                  ("CITIZENS-STATE").

   >     1990     CITIZENS converted from third-party data processing to
                  in-house data processing. CITIZENS-STATE constructed a full-service branch bank 6 miles south of Strasburg in Dover, Ohio.

   >     1991     CITIZENS began providing third party data processing services to affiliate bank CITIZENS-STATE.

   >     1992     CITIZENS-STATE acquired two branch bank locations in New
                 Philadelphia and Sherrodsville, Ohio.

   >     1993     CITIZENS relocated Data Processing, Accounting and Bookkeeping to a renovated Operations Center across from the main office in Martins Ferry, Ohio.

   >     1994     CITIZENS-STATE purchased a branch bank in Dellroy, Ohio.


   >     1996     CITIZENS converted to check imaging and optical character
                  recognition for data processing at all locations.

   >     1997     CITIZENS opened a full-service Retail Banking Center inside
                  Riesbeck's Food Markets, Inc.'s St. Clairsville, Ohio store.
                  Additionally, CITIZENS introduced a Secondary Market Real
                  Estate Mortgage Program available for all locations and introduced a MasterCard(R) Check Card to the local market area.

   >     1998     CITIZENS-STATE introduced an indirect automobile lending
                  program.

   >     1998     CITIZENS increased ATM network by six cash dispenser machines in various Riesbecks' Food Markets.

   >     1998     Effective July 7, 1998, the acquisition of Southern Ohio
                  Community Bancorporation, Inc. was completed and The Community
                  Bank, Glouster, Ohio ("COMMUNITY") was added as a third banking charter to the Company.

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q




         FINANCIAL CONDITION

         EARNING ASSETS - LOANS
                  At September 30, 1998, gross loans were $164,259,000 compared to $171,752,000 at year-end 1997, a modest decrease of 4.36%. The decrease in total outstanding loans was the result of increased competition in our markets, particularly in the installment loan category. Real estate loan continues to decline slightly, as anticipated, due to the increased activity in the Secondary Market Real Estate program offered to all banking locations through their affiliation with CITIZENS. Commercial and commercial real estate loans in total have held relatively constant from December 31, 1997. Management anticipates the expansion plans for Community will provide a solid market for loan growth.

                  Installment loans, with continued emphasis placed on the indirect automobile lending market, decreased to 30.2% of total loans at September 30, 1998 compared to 32.6% at year-end 1997. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 13 branch locations. During the first quarter of 1998, CITIZENS-STATE introduced into their market an indirect automobile lending program. The results for the first three quarters have been in line with management's projections with total installment loans increasing approximately 18% from December 31, 1997. However, the indirect market for CITIZENS has seen increased competition and charge-offs during 1998 and as a result has experienced a decrease in installment loan totals of approximately 8% from December 31, 1997. Since the January 1998 announcement of the acquisition of Southern, UBCP Management has worked closely with Management at our newest affiliate with respect to product pricing and underwriting standards. Based upon COMMUNITY'S past experience with credit quality concerns in unsecured consumer debt lending, UPCB Management strengthened underwriting standards and priced these products at a level commensurate with the inherent risk in unsecured lending. However, these changes resulted in a decrease in the overall installment portfolio of COMMUNITY of approximately 40% since December 31, 1997.

                  Commercial and commercial real estate loans comprised 39.9% of total loans at September 30, 1998 compared to 38.3% at year-end 1997, a modest decrease of approximately $260,000. During 1998, we have experienced prepayment on commercial loans as commercial borrowers continue to be price sensitive in this area of lending. The Company has originated and bought participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out of area loans at September 30, 1998 were 5.1% of total loans and 12.7% of total commercial and commercial real estate loans compared to 9.1% and 24.2% at year-end 1997. The Company has already seen the benefit of adding Community into the consolidated group. Even before the effective merger date of July 7, 1998, the Company has benefited from having a presence in Athens County, Ohio. As a stand alone charter Community did not have the legal lending capacity to handle the larger commercial customers and as a result could not bid for the larger commercial credits. However, with their affiliation pending during the first half of 1998, management at Community worked closely with the Company to successfully bid on some larger commercial credits.

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q
         EARNING ASSETS - LOANS (CONTINUED)

                  Real estate loans were 29.9% of total loans at September 30, 1998 compared to 29.1% at year-end 1997. As indicated above, the Banks' involvement in the secondary market program should yield increases in loan origination volume. It is anticipated that borrower preferences will favor the secondary market product offerings with a decline expected in real estate loans held within the loan portfolio.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for reasonably foreseeable losses inherent in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is sufficient to deal with the probable losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 1998 were approximately $662,000, or 21.0%, of the beginning allowance for loan losses compared to $500,000 or 18.1%, of the beginning balance for loan losses for the year-ended ended December 31, 1997. As previously mentioned COMMUNITY has strengthened its underwriting standards, especially in the unsecured installment area.

                  For the nine months ended September 30, 1998 COMMUNITY accounted for approximately 38% of net charge-offs or approximately $244,000. For the three months ended September 30, 1998 total charge-offs for COMMUNITY were less than $3,000. Management is extremely please with the progress made during the third quarter of 1998 with respect to the amount of loans charged-off. Management believes the necessary adjustments were made to COMMUNITY'S loan loss reserve to bring it in line with UBCP's loan loss reserve methodology. Management does not feel that comparison to previous periods with respect to the allowance for loan loss is meaningful as the management, underwriting standards and reserving methodology in now under the control and monitoring of UBCP. As reported in the 1997 Annual Report the longest steel strike in the Ohio Valley's history ended during the fourth quarter of 1997. The effect of this strike is apparent in the increased level of net charge-offs during the first three quarters of 1998. Management is closely monitoring charge-offs and does not anticipate the remaining effect of the strike to have a material impact on UBCP's financial results.

         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Treasury notes and other U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their known levels of credit risk. Securities available for sale at September 30, 1998 increased approximately $9.3 million, or 20.2% from year-end 1997 totals. This upward movement resulted primarily from purchases with funds that were available from loan payoffs and security calls/maturities for the nine months ended September 30, 1998. Securities held to maturity decreased 15.0% at September 30, 1998 compared to year-end 1997 totals. This was a result of increased level of

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q

         maturities compared to nine months ended September 30, 1997 and the reinvestment of these funds into available for sale securities.

                  Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At September 30, 1998, federal funds sold totaled $5,393,000 compared to $742,000 at year-end 1997.


         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 1998, total core deposits decreased approximately $372,000 primarily from a decrease of savings and time deposits under $100,000 of $2.2 million and $1.9 million, respectively. This was offset by increases in interest bearing demand deposits of $2.4 million and noninterest bearing demand deposits of $1.2 million. The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others that may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 1998, certificates of deposit greater than $100,000 increased approximately $1.1 million, or 4.9% over year-end 1997 totals.

         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. This general category decreased approximately $1.3 million or 10.6% from December 31, 1997. Of notable discussion, the decrease from December 31, 1997 is due to seasonal changes in repurchase agreements. The majority of the Company's repurchase agreement are with local school districts, city and county government.

         PERFORMANCE OVERVIEW

         NET INCOME
                  Basic earnings per share for the three and nine months ended September 30, 1998 was $0.29, and $0.80 compared with $0.29 and $0.84 for the three and nine months ended September 30, 1997. On an annualized basis, Return on Average Assets (ROA) was 1.07% and Return on Average Equity (ROE) was 10.8% compared to ROA of 1.16% and ROE of 12.1% for the nine months ended September 30, 1997.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased approximately 2.5% and increased approximately 1% for the three and nine months ended September 30, 1998 compared to the same periods in 1997.

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q


                  Total interest income for the three and nine months ended September 30, 1998, when compared to the same three and nine month periods ended September 30, 1997, decreased 1.0%, and increased 2.5%. Total loans have decreased approximately $7.5 million since December 31, 1997. COMMUNITY accounted for approximately $5 million of the decrease. As previously discussed, UBCP Management has strengthened the underwriting standards at COMMUNITY. These changes has caused a temporarily decrease in the loan production for COMMUNITY. Additionally, the Company has experienced increased competition in the lending area and expects this trend to continue. The cause for the decline in total interest income is a result of investment of these funds on a short-term basis in the Company's security portfolio.

                  Total interest expense for the three and nine months ended September 30, 1998 when compared to the same three and nine-month periods ended September 30, 1997, increased 1.4% and increased 4.8%. Overall, the Company has seen some upward pressures to cost of funds. This increase in interest expense was primarily the result of a higher volume of certificates of deposits and increased borrowings.

         PROVISION FOR LOAN LOSSES
                  The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover losses that may occur in the normal course of lending.

                  The total provision for loan losses was $128,000 and $675,000 for the three and nine months ended September 30, 1998 compared to $171,000 and $661,000 for the same periods in 1997. Management has maintained the relative level of the provision in relation to loan outstanding and mix within the loan portfolio experienced throughout the first nine months of 1998. Please refer to the previous discussion of the allowance for loan losses under Earnings Assets.

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three and nine months ended September 30, 1998 was $463,000 and $1,162,000 compared to $337,000 and $900,000 for the same three and nine month periods ended September 30, 1997. As discussed in the Company's 1997 Annual Report, the introduction of the Secondary Market Real Estate Mortgage Program has dramatically increased the Company's noninterest income. Compared with the first three quarters of 1997, noninterest income increased approximately 29.1%. For the three months ended September 30, 1998 compared to the same period in 1997, noninterest income increased approximately 37.4%

                  As previously reported, other recent developments have already added to the strong growth in noninterest income. In April 1998, six additional ATM's have been installed throughout the Riesbeck's Food Market retail distribution network. In addition, in March 1998 the Company initiated a surcharge throughout our entire ATM network to non-customers of our affiliate Banks. During the third quarter of 1998 we introduced a cash management product that will give both our retail and corporate customers the ability to transfer funds remotely via the phone or by their personal computer. This product is in the early stage of implementation and should provide another reliable source of noninterest income.

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q


         NONINTEREST EXPENSE
                  Noninterest expense for the three and nine months ended September 30, 1998 increased 4.2% and 5.9% over the three and nine months ended September 30, 1997. The largest component of the increase in noninterest expense is related to non-recurring costs related to the acquisition of Southern. The merger/integration related pre-tax costs totaled approximately $124,000 and $220,000 for the three and nine months ended September 30, 1998. Without the merger/integration costs noninterest expense for the three months ended September 30, 1998 would have decreased 2.1% compared to the same period in 1997. For the nine months ended September 30, 1998 compared with the same period in 1997 the increase in noninterest expense without consideration to the merger/integration costs would have been 2.1%.

         CAPITAL RESOURCES
                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 1998 was $27,205,000 compared to $25,712,000 at December 31, 1997, a 5.8% increase. Total shareholders' equity in relation to total assets was 10.3% at September 30, 1998 and 9.8% at December 31, 1997.

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

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q



         CAPITAL RESOURCES (CONTINUED)
                  The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required. The minimum requirements are:


                                                               TOTAL             TIER 1             TIER 1
                                                            CAPITAL TO         CAPITAL TO         CAPITAL TO
                                                           RISK-WEIGHTED      RISK-WEIGHTED         AVERAGE
                                                              ASSETS             ASSETS             ASSETS
                                                        -------------------- ----------------  ----------------
 Well capitalized                                        10.00%                  6.00%             5.00%
 Adequately capitalized                                   8.00%                  4.00%             4.00%
 Undercapitalized                                         6.00%                  3.00%             3.00%



                  The following table illustrates the Company's risk-weighted capital ratios at September 30, 1998:

                                                                                             SEPTEMBER 30,
                                               (IN THOUSANDS)                                     1998
                                                                                           ------------------
Tier 1 capital                                                                              $          26,693
Total risk-based capital                                                                    $          29,747
Risk-weighted assets                                                                        $         168,589
Average total assets                                                                        $         262,763

Tier 1 capital to average assets                                                                       10.16%
Tier 1 risk-based capital ratio                                                                         7.92%
Total  risk-based capital ratio                                                                         8.82%

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q


         LIQUIDITY
                  Management's objective in managing liquidity is maintaining the ability to continue to meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

                  For the nine months ended September 30, 1998, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net increase in cash and cash equivalents of $2,916,000 was primarily the result of a net increase in cash from investing activities of $2,412,000, partially off-set by net cash utilized in financing activities of $1,523,000 related primarily to an increase in other borrowed funds. The investing activity increase primarily related to the net decrease in loans.. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

         INFLATION
                  Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with Generally Accepted Accounting Principles
         (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available-for-sale, impaired loans and other real estate loans which are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q


         YEAR 2000
                  Many computer programs, which are in use today, use only two digits to indicate which year is represented. If such computer applications are not changed to allow the data field to reflect the change in the century, the application may fail or create erroneous results at the Year 2000 due to the improper sequence of the year from "99" to "00".

                  Management has conducted an evaluation of all significant computer systems used in the business of the Company to determine whether such systems will function at the change of the century. Management determined that most programs are or will be capable of identifying the turn of the century. In order to prevent potential credit quality issues, management is also assessing the Year 2000 compliance status of major loan customers to determine whether or not such entities are taking steps to ensure their systems will function properly in the Year 2000. Management is still in the evaluation process but does not anticipate adverse effect from a major loan customer not being year 2000 compliant. During the fourth quarter Management is testing what is deemed mission critical systems. Management closely monitors the issue with respect to our in-house systems and full compliance is expected by the end of first quarter 1999. Management does not anticipate any material costs to be incurred to update its systems to be Year 2000 compliant. Our current estimate is to have total cost of less than $50,000 with approximately $15,000 expense through the nine months ended September 30, 1998.

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

                  The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 69% of the portfolio compared to the 31% for held to maturity securities. The Company primarily invests in US Treasury and Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Because total securities approximate 30% of total assets, the Company could be sensitive to periods of rising interest rates. However, this risk is

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED) offset by the fact that approximately 10.4% of the total security portfolio matures in less than one year and another 2.6% matures within 1 to 2 years. Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 1997 Annual Report as of December 31, 1997, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 50 basis points in market interest rates. Management believes that no events have occurred since December 31, 1997 which would significantly change the Company's NPV at September 30, 1998 under each assumed shifts of 50 basis points in market interest rates.

                  The Company's NPV is more sensitive to increasing rates than decreasing rates. Such difference in sensitivity occurs principally because, as rates rise, the effect is offset on a short-term basis by the rather fixed nature of our consumer loans. This occurs even though the commercial, commercial real estate and real estate portfolios are comprised of variable rate products. Also in a rising rate environment consumers tend not to prepay fixed rate loans as quickly as they would have had rates not changed dramatically. Moreover, the interest the Company pays on its deposits would increase because deposits generally have shorter periods to reprice.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None were submitted

 ITEM 5.  OTHER INFORMATION
          Not applicable.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM

          (a)   Exhibits

          (b)   Reports on Form

                      The Company filed no Form with the Securities Exchange Commission during the quarter ending September 30, 1998.

                              UNITED BANCORP, INC.
                                OTHER INFORMATION
                                    FORM 10-Q




         SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



















              November 10, 1998                 By:   /s/ James W. Everson
         ---------------------------               -----------------------------
              Date                              James W. Everson
                                                Chairman, President &  Chief
                                                  Executive Officer






             November 10, 1998                  By:   /s/ Randall M. Greenwood
         ---------------------------               -----------------------------
              Date                              Randall M. Greenwood
                                                Chief Financial Officer

                                 Exhibit Index



         Exhibit
         Number                              Description
         -------                             -----------
          27.1                     Nine Months Ended September 30, 1998
          27.2                     Nine Months Ended September 30, 1997
          27.3                     Year Ended December 31, 1997