Form 10-Q
period 1999-03-31
UNITED BANCORP INC /OH/
filed 1999-05-17
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1999

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

        COMMON STOCK, $1.00 PAR VALUE 2,802,922 SHARES AS OF MAY 5, 1999
        ----------------------------------------------------------------

                              UNITED BANCORP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q


PART I  FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)
     Condensed Consolidated Balance Sheets.............................................................................3

     Condensed Consolidated Statements of Income.......................................................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................................................5

     Condensed Consolidated Statements of Cash Flows...................................................................6

     Notes to Condensed Consolidated Financial Statements.........................................................7 - 13

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................................14 - 24

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.................................................25


PART II  OTHER INFORMATION

   ITEM 1.
     Legal Proceedings................................................................................................26

   ITEM 2.
     Changes in Securities and Use of Proceeds........................................................................26

   ITEM 3.
     Default Upon Senior Securities...................................................................................26

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................26

   ITEM 5.
     Other Information................................................................................................26

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................................................26

   SIGNATURES.........................................................................................................27

                              UNITED BANCORP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)


PART I  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                                      MARCH 31,         DECEMBER 31,
                                                                                        1999               1998
                                                                                 ------------------  ------------------
ASSETS
Cash and due from banks                                                           $          7,731    $         11,322
Federal funds sold                                                                           1,360               5,170
                                                                                 ------------------  ------------------
  Total cash and cash equivalents                                                            9,091              16,492
Securities available for sale                                                               85,358              75,792
Securities held to maturity
(Estimated fair value of $24,085 at 03/31/99 and $22,885 at 12/31/98)                       23,168              21,893
Loans receivable
  Commercial loans                                                                           9,965              12,912
  Commercial real estate loans                                                              55,877              54,195
  Real estate loans                                                                         48,077              49,438
  Installment loans                                                                         47,268              47,676
                                                                                 ------------------  ------------------
    Total loans receivable                                                                 161,187             164,221
Allowance for loan losses                                                                   (3,086)             (3,033)
                                                                                 ------------------  ------------------
    Net loans receivable                                                                   158,101             161,188
Premises and equipment, net                                                                  7,148               6,981
Accrued interest receivable and other assets                                                 4,359               3,147
                                                                                 --------------------------------------

  Total Assets                                                                    $        287,225    $        285,493
                                                                                 ======================================

LIABILITIES
Demand deposits
  Noninterest bearing                                                             $         18,301    $         21,033
  Interest bearing                                                                          38,408              41,780
Savings deposits                                                                            60,351              57,091
Time deposits - under $100,000                                                              92,160              87,242
Time deposits - $100,000 and over                                                           21,628              21,964
                                                                                 ------------------  ------------------
    Total deposits                                                                         230,848             229,110
Securities sold under agreements to repurchase                                               7,925               7,733
Other borrowed funds                                                                        20,042              19,700
Accrued expenses and other liabilities                                                       1,406               1,629
                                                                                 ------------------  ------------------
    Total Liabilities                                                                      260,221             258,172

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,802,922  issued and outstanding                                                          2,803               2,800
Additional-paid-in-capital                                                                  17,823              17,802
Retained earnings                                                                            7,307               6,840
Accumulated other comprehensive income, net of tax                                            (929)               (121)
                                                                                 ------------------  ------------------
  Total Shareholders' Equity                                                                27,004              27,321
                                                                                 ------------------  ------------------

  Total Liabilities and Shareholders' Equity                                      $        287,225    $        285,493
                                                                                 ==================  ==================


   See accompanying notes to the condensed consolidated financial statements   3

                              UNITED BANCORP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                FORM 10-Q (IN THOUSANDS-EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTH ENDED
                                                                           MARCH 31,
                                                                     1999             1998
                                                               ----------------- ----------------
Interest and dividend income
  Loans, including fees                                         $         3,611   $        4,051
  Taxable securities                                                      1,232              873
  Non-taxable securities                                                    319              296
  Other interest and dividend income                                         69               79
                                                               ----------------- ----------------
      Total interest and dividend income                                  5,231            5,299

Interest expense
  Deposits
    Demand                                                                  217              259
    Savings                                                                 378              480
    Time                                                                  1,484            1,511
  Other borrowings                                                          292              207
                                                               ----------------- ----------------
      Total interest expense                                              2,371            2,457

NET INTEREST INCOME                                                       2,860            2,842

Provision for loan losses                                                   198              117
                                                               ----------------- ----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       2,662            2,725

Noninterest income
  Service charges on deposit accounts                                       174              166
  Other income                                                              205              195
                                                               ----------------- ----------------
      Total noninterest income                                              379              361

Noninterest expense
  Salaries and employee benefits                                            979            1,073
  Occupancy                                                                 306              289
  Other expenses                                                            682              623
                                                               ----------------- ----------------
      Total noninterest expense                                           1,967            1,985

INCOME BEFORE INCOME TAXES                                                1,074            1,101
  Income tax expense                                                        244              271
                                                               ----------------- ----------------

NET INCOME                                                      $           830   $          830
                                                               ================= ================

Earnings per common share - Basic                               $          0.30   $         0.30
Earnings per common share - Diluted                             $          0.29   $         0.29
Dividends per common share                                      $          0.13   $         0.11


   See accompanying notes to the condensed consolidated financial statements   4

                              UNITED BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

                                                                ADDITIONAL
                                                COMMON           PAID IN           RETAINED          COMPREHENSIVE
                                                STOCK            CAPITAL           EARNINGS             INCOME
                                             -------------   ----------------- ------------------  ------------------


BALANCE AT JANUARY 1, 1998                    $     2,800     $        17,801   $          4,933
  Net income                                                                                 830    $            830
  Proceeds and tax benefit from
    exercise of stock options
  Other comprehensive income, net of tax:
    Unrealized gains/losses on securities                                                                         (5)
                                                                                                   ------------------
  Comprehensive income                                                                                           825
                                                                                                   ==================
  Cash dividends                                                                            (224)
                                             -------------   ----------------- ------------------
BALANCE AT MARCH 31, 1998                           2,800              17,801              5,539

BALANCE AT JANUARY 1, 1999                          2,800              17,801              6,840
  Net income                                                                                 830    $            830
  Proceeds and tax benefit from                         3                  22
    exercise of stock options
  Other comprehensive income, net of tax:
    Unrealized gains (loss) on securities                                                                       (809)
                                                                                                   ------------------
  Comprehensive income                                                                              $             21
                                                                                                   ==================
  Cash dividends - $0.13 per share                                                          (363)
                                             -------------   ----------------- ------------------
BALANCE AT MARCH 31, 1999                     $     2,803     $        17,823   $          7,307
                                             =============   ================= ==================


                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE
                                                  INCOME               TOTAL
                                             -------------   -----------------

BALANCE AT JANUARY 1, 1998                    $       172     $        25,706
  Net income                                                              830
  Proceeds and tax benefit from
    exercise of stock options
  Other comprehensive income, net of tax:
    Unrealized gains/losses on securities              (5)                 (5)

  Comprehensive income

  Cash dividends                                                         (224)
                                             -------------   -----------------
BALANCE AT MARCH 31, 1998                             167              26,307

BALANCE AT JANUARY 1, 1999                           (120)             27,321
  Net income                                                              830
  Proceeds and tax benefit from                                            25
    exercise of stock options
  Other comprehensive income, net of tax:
    Unrealized gains (loss) on securities            (809)               (809)

  Comprehensive income

  Cash dividends - $0.13 per share                                       (363)
                                             -------------   -----------------
BALANCE AT MARCH 31, 1999                     $      (929)    $        27,004
                                             =============   =================


   See accompanying notes to the condensed consolidated financial statements   5

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FORM 10-Q (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             1999                        1998
                                                                    ---------------------------------------------------
Cash flows from operating activities
Net income                                                           $                 830       $                 830
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                    185                         165
      Provision for loan losses                                                        198                         117
      Deferred taxes                                                                  (262)                        259
      Federal Home Loan Bank stock dividend                                            (15)                        (20)
      Gain on sale/call of securities                                                    -                          (1)
      (Accretion)/amortization of securities, net                                        9                           1
      Gain on sale of loans                                                            (35)                        (29)
      Amortization of mortgage servicing rights                                          8                           6
      Gain/Loss on sale of assets                                                        1                         (23)
      Net changes in accrued interest receivable and other assets                     (517)                       (781)
      Net changes in accrued expenses and other liabilities                           (216)                       (275)
                                                                    -----------------------     -----------------------
      Net cash from operating activities                                               186                         249

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                                    -                           -
  Proceeds from maturities/calls                                                     6,315                       5,043
  Purchases                                                                        (17,091)                     (8,680)
Securities held to maturity
  Proceeds from maturities/calls                                                         -                         500
  Purchases                                                                         (1,282)                       (353)
Net change in loans                                                                  2,785                      (1,531)
Net purchases of premises and equipment                                               (343)                       (119)
Proceeds from sale of assets                                                            95                           -
                                                                    -----------------------     -----------------------
      Net cash from investing activities                                            (9,521)                     (5,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                               1,738                       5,118
Net change in short-term borrowings                                                 (1,422)                     (1,024)
Proceeds from long-term debt                                                         2,500                       6,100
Principal payments on long-term debt                                                  (544)                        (21)
Proceeds from exercise of stock options                                                 25                           -
Tax benefit from exercise of stock options                                               -                           -
Cash dividends paid                                                                   (363)                       (231)
                                                                    -----------------------     -----------------------
      Net cash from financing activities                                             1,934                       9,942
                                                                    -----------------------     -----------------------

Net change in cash and cash equivalents                                             (7,401)                      5,051

Cash and cash equivalents at beginning of year                                      16,492                      10,587
                                                                    -----------------------     -----------------------

Cash and cash equivalents at end of period                           $               9,091       $              15,638
                                                                    =======================     =======================

     Interest paid                                                   $               2,416       $               2,518
     Income taxes paid                                                                 152                           7



   See accompanying notes to the condensed consolidated financial statements   6

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of United Bancorp, Inc. ("Company") at March 31, 1999, and its results of operations and statements of cash flows for the periods presented. These adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1998 United Bancorp, Inc. consolidated financial statements and related notes thereto included in its Annual Report to Shareholders for the year ended December 31, 1998. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1998 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONSOLIDATION:
              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS"), The Citizens-State Bank of Strasburg, Strasburg, Ohio ("CITIZENS-STATE"), and The Community Bank, Glouster, Ohio ("COMMUNITY"). On April 21, 1999, CITIZENS-STATE merged into CITIZENS. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year of 1999.

         NATURE OF OPERATIONS:
              The Company's and Banks' revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking Jefferson, and Tuscarawas, Counties and the surrounding localities in northeastern, eastern and southeastern Ohio and include a wide range of individuals, business and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items. Commercial loans are expected to be repaid from cash flows of the business. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and three branches in Bridgeport, Colerain and St. Clairsville, Ohio. CITIZENS-STATE conducts its business through its main office in Strasburg, Ohio and its four branches located in Dover, New Philadelphia, Sherrodsville and Dellroy, Ohio. COMMUNITY conducts its business in Glouster, Nelsonville, Amesville, and a Loan Production office in Lancaster, Ohio.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES:
              The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

         STOCK DIVIDENDS:
              Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. All per share data has been retroactively adjusted for the 5% stock dividend distributed on December 18, 1998 and the 10% stock dividends distributed in 1997 and 1996.

         EARNINGS AND DIVIDENDS PER COMMON SHARE:
              Basic Earnings per share ("EPS") is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted-average number of shares outstanding for basic EPS was 2,800,327 and 2,800,298 for the three months ended March 31, 1999 and 1998, respectively. The weighted-average number of shares outstanding for diluted EPS was 2,823,235 and 2,826,520 for the three months ended March 31, 1999 and 1998, respectively. The per share dilution of the stock options was $0.01 for the three months ended March 31, 1999 and 1998.

         RECLASSIFICATIONS:
              Some items in prior financial statements have been reclassified to conform to the current presentation.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME:
    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components and related taxes are as follows:

                                                THREE MONTHS       THREE MONTHS
                                                    ENDED              ENDED          YEAR-ENDED
                                                  MARCH 31,          MARCH 31,       DECEMBER 31,
               (In thousands)                       1999               1998              1998
                                              ------------------  ---------------- -----------------

Net Income                                     $            830    $          830   $         3,155

Unrealized gain/(loss) arising in period                   (809)               (5)             (293)
Reclassification for realized amount                          -                 -                 -
Net unrealized gain/(loss) recognized in
    other comprehensive income                             (809)               (5)             (293)
                                              ------------------  ---------------- -----------------

Comprehensive Income                           $             21    $          825   $         2,862
                                              ==================  ================ =================

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


2.       SECURITIES:

              The amortized cost and estimated fair values of securities are as follows:

                                                                   GROSS           GROSS
                (IN THOUSANDS)                   AMORTIZED      UNREALIZED      UNREALIZED       ESTIMATED
                                                   COST            GAINS          LOSSES        FAIR VALUE
                                               --------------  --------------  --------------  --------------
AVAILABLE FOR SALE - MARCH 31, 1999
US Treasury obligations                         $      1,000    $          2               -    $      1,002
US Agency obligations                                 78,758               -    $     (1,505)         77,253
Mortgage-backed securities                             2,932              22               -           2,954
State and Municipal obligations                        2,418              58               -           2,476
Other securities                                       1,657              16                           1,673
                                               --------------  --------------  --------------  --------------
                                                $     86,765    $         98    $     (1,505)   $     85,358
                                               ==============  ==============  ==============  ==============

AVAILABLE FOR SALE - DECEMBER 31, 1998
US Treasury obligations                         $      1,497    $         12                    $      1,509
US Agency obligations                                 67,814             263    $       (571)         67,506
State and Municipal obligations                        2,118              80              (1)          2,197
Mortgage-backed obligations                            3,010              20              (2)          3,028
Other securities                                       1,536              16               -           1,552
                                               --------------  --------------  --------------  --------------
                                                $     75,975    $        391    $       (574)   $     75,792
                                               ==============  ==============  ==============  ==============

HELD TO MATURITY - MARCH 31, 1999
State and Municipal obligations                 $     23,122    $        917    $          -    $     24,039
Other securities                                          46               -               -              46
                                               --------------  --------------  --------------  --------------
                                                $     23,168    $        917    $          -    $     24,085
                                               ==============  ==============  ==============  ==============

HELD TO MATURITY - DECEMBER 31, 1998
State and Municipal obligations                 $     21,848             996    $         (4)   $     22,840
Other securities                                          46    $          -               -              46
                                               --------------  --------------  --------------  --------------
                                                $     21,894    $        996    $         (4)   $     22,886
                                               ==============  ==============  ==============  ==============

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

2.       SECURITIES: (CONTINUED)
                  There were no sales of securities during the three months ended March 31, 1999 or 1998. Contractual maturities of securities at March 31, 1999 were as follows:


AVAILABLE FOR SALE (IN THOUSANDS)                  AMORTIZED          ESTIMATED
                                                      COST           FAIR VALUE
                                                -----------------  ----------------
US Treasury obligations
  Under 1 Year                                   $         1,000    $        1,002
  1 - 2   Years                                                -                 -
                                                -----------------  ----------------
  Total                                                    1,000             1,002
                                                -----------------  ----------------
US Agency obligations
  Under 1 Year                                             2,000             2,005
  1 - 2   Years                                                -                 -
  2 - 5   Years                                            3,597             3,619
  5 - 10  Years                                           35,410            35,061
 Over 10  Years                                           37,751            36,568
                                                -----------------  ----------------
  Total                                                   78,758            77,253
                                                -----------------  ----------------
State and municipal obligations
  2 - 5 Years                                                 50                54
  5 - 10 Years                                               882               912
 Over 10 Years                                             1,486             1,510
                                                -----------------  ----------------
  Total                                                    2,418             2,476
                                                -----------------  ----------------
Mortgage Backed securities
  5 - 10 Years                                               248               248
  Over 10 Years                                            2,684             2,706
                                                -----------------  ----------------
   Total                                                   2,932             2,954
                                                -----------------  ----------------
Other investments
  Equity securities                                        1,657             1,673
                                                -----------------  ----------------

Total securities available for sale              $        86,765    $       85,358
                                                =================  ================

HELD TO MATURITY (IN THOUSANDS)

State and municipal obligations
  Under 1 Year                                             1,177             1,198
  1 - 2   Years                                            2,470             2,549
  2 - 5   Years                                           11,746            12,311
  5 - 10  Years                                            5,582             5,826
  Over 10 Years                                            2,147             2,155
                                                -----------------  ----------------
  Total                                                   23,122            24,039
                                                -----------------  ----------------
Other investments
  Equity securities                                           46                46
Total securities held to maturity                $        23,168    $       24,085
                                                -----------------  ----------------


Securities with an amortized cost of approximately $40,666,000 at March 31, 1999 and $37,084,000 at December 31, 1998 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


3.       ALLOWANCE FOR LOAN LOSSES

              The detail of the allowance for loan losses is summarized as follows:

                      (IN THOUSANDS)                             1999              1998
                                                           -----------------  ----------------
Balance January 1,                                          $         3,033    $        3,039
  Provision charged to operating expense                                197               117
  Loans charged-off                                                    (181)             (254)
  Recoveries                                                             37                32
                                                           -----------------  ----------------
Balance March 31,                                           $         3,086    $        2,934
                                                           -----------------  ----------------


              Loans considered impaired under the provisions of SFAS No. 114 were not material at March 31, 1999 and December 31, 1998.

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

                              UNITED BANCORP, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q


4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED)

              A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 1999 and December 31, 1998 follows:

                                                               MARCH 31,        DECEMBER 31,
                      (IN THOUSANDS)                             1999              1998
                                                           -----------------  ----------------
Commitments to extend credit                                $        16,052     $      16,655
Credit Card Lines                                           $           600     $         541
Standby letters of credit                                               369               269




              March 31, 1999, and included above, commitments to make fixed-rate loans totaling $1,621,000 with the interest rates on those fixed-rate commitments ranging from 7.75% to 8.25%. At December 31, 1998, commitments to make fixed rate loans totaled $843,000 with interest rates on those fixed-rate commitments ranging from 7.75% to 8.25%.

              At March 31, 1999 and December 31, 1998, reserves of $978,000 and $1,116,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

5.       BRANCH ACQUISITION

         On January 28, 1999, the Company acting through CITIZENS consummated its previously announced branch purchase from Belmont National Bank. CITIZENS has assumed certain deposit and other liabilities of approximately $11 million of this branch and purchased the real estate at fair market value. This transaction was accounted for as a purchase, and accordingly, the assets and liabilities have been recorded on the respective fair market value as the date of acquisition. The intangible assets from this acquisition are not material to the Company's financial statements.

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              In the following pages, Management presents an analysis of United Bancorp, Inc.'s ("Company") financial condition at March 31, 1999 compared to December 31, 1998 and results of operations for the three months ended March 31, 1999 compared to the same period in 1998. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

                  --       1902       Original banking charter granted for The
                                      German Savings Bank (later changed to The
                                      Citizens Savings Bank).

                  --       1974       Construction of a full-service branch
                                      banking facility 6 miles west in Colerain, Ohio.

                  --       1978       Construction of a full-service branch
                                      banking facility 2 miles south in
                                      Bridgeport, Ohio.

                  --       1980       Construction of a limited-service
                                      auto-teller banking location in Martins
                                      Ferry, Ohio.

                  --       1983       Creation of United Bancorp, Inc. as a
                                      single-bank holding company through
                                      acquisition of 100% of the voting stock of The Citizens Savings Bank of Martins
                                      Ferry, Ohio ("CITIZENS"). Also, began
                                      operation of Automated Teller Machine
                                      ("ATM") in Aetnaville, Ohio.

                  --       1984       CITIZENS opened a newly constructed 21,500
                                      square foot main-office facility in
                                      Martins Ferry, Ohio, adjacent to the
                                      auto-teller facility built in 1980.

                  --       1986       United Bancorp, Inc. became a multi-bank
                                      holding company through the acquisition of 100% of the voting stock of The
                                      Citizens-State Bank of Strasburg,
                                      Strasburg, Ohio ("CITIZENS-STATE").

                  --       1990       CITIZENS converted from third-party data
                                      processing to in-house data processing.
                                      CITIZENS-STATE constructed a full-service branch bank 6 miles south of Strasburg in Dover, Ohio.

                  --       1991       CITIZENS began providing third party data
                                      processing services to affiliate bank
                                      CITIZENS-STATE.

                  --       1992       CITIZENS-STATE acquired two branch bank
                                      locations in New Philadelphia and
                                      Sherrodsville, Ohio.

                  --       1993       CITIZENS relocated Data Processing,
                                      Accounting and Bookkeeping to a renovated
                                      Operations Center across from the main
                                      office in Martins Ferry, Ohio.

                  --       1994       CITIZENS-STATE purchased a branch bank in
                                      Dellroy, Ohio.

                  --       1996       CITIZENS converted to check imaging and
                                      optical character recognition for data
                                      processing at all locations.

                  --       1997       CITIZENS opened a full-service Retail
                                      Banking Center inside Riesbeck's Food
                                      Markets, Inc.'s St. Clairsville, Ohio
                                      store. Additionally, CITIZENS introduced a
                                      Secondary Market Real Estate Mortgage
                                      Program available for all locations and
                                      introduced a MasterCard(R)Check Card to
                                      the local market area.

                  --       1998       CITIZENS-STATE introduced an indirect
                                      automobile lending program.

                  --       1998       CITIZENS increased ATM network by six cash
                                      dispenser machines in various Riesbecks'
                                      Food Markets.

                  --       1998       Effective July 7, 1998, the acquisition of
                                      Southern Ohio Community Bancorporation,
                                      Inc. was completed and The Community Bank,
                                      Glouster, Ohio ("COMMUNITY") was added as a third banking charter to the Company.

                  --       1999       January 28, 1999 CITIZENS acquired a full
                                      service banking facility in Jewett, Ohio

                  --       1999       March 1999 COMMUNITY opened a Loan
                                      Production Office in Lancaster, Ohio.

                  --       1999       CITIZENS established a full service
                                      brokerage divisions to be known as
                                      Brokerage United with securities provided through Raymond James Financial Services,
                                      Inc. member NASD/SIPC.

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q
         FINANCIAL CONDITION

         EARNING ASSETS - LOANS
              At March 31, 1999, gross loans were $161,187,000 compared to $164,221,000 at year-end 1998, a modest decrease of 1.85%. The decrease in total outstanding loans was the result of increased competition in our markets, particularly in the commercial and installment loan categories. Real estate loan continues to decline slightly, as anticipated, due to the increased activity in the Secondary Market Real Estate program offered to all banking locations through their affiliation with CITIZENS. Commercial real estate loans increased slightly from December 31, 1998. Management anticipates the expansion plans for COMMUNITY will provide a solid market for loan growth since a Loan Production Office was established during the first quarter of 1999 in Lancaster, Ohio.

              Installment loans, with continued emphasis placed on the indirect automobile lending market, stayed relatively constant 29.3 % of total loans at March 31, 1999 compared to 29.0% at year-end 1998. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 13 branch locations. During the first quarter of 1998, CITIZENS-STATE introduced into their market an indirect automobile lending program. The results for the first year have been in line with management's projections. However, CITIZENS-STATE has seen the growth slow somewhat in the first quarter with total installment loan increasing 2.9% since December 31, 1998. However, the indirect market for CITIZENS has seen increased competition and charge-offs during 1999 and as a result has experienced a decrease in installment loan totals from December 31, 1998. Based upon COMMUNITY'S past experience with credit quality concerns in unsecured consumer debt lending, our new Management Team at COMMUNITY strengthened underwriting standards and priced these products at a level commensurate with the inherent risk in unsecured lending. At the same Management has worked to expand the lending market of COMMUNITY into the Lancaster, Ohio area. As a result of tightening credit standards and selective expansion of the lending market, the installment loan portfolio decreased a modest 2.9% since December 31, 1998.

              Commercial and commercial real estate loans comprised 40.9% of total loans at March 31, 1999 and December 31, 1998. During 1999, we have experienced prepayment on commercial loans as commercial borrowers continue to be price sensitive in this area of lending. The Company has originated and bought participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out of area loans at March 31, 1999 were 9.9% of total loans and 24.1% of total commercial and commercial real estate loans compared to 11.6% and 28.4% at year-end 1998.

              Real estate loans were 29.8% of total loans at March 31, 1999 compared to 30.1% at year-end 1998. As indicated above, the Banks' involvement in the secondary market program should yield increases

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q


         EARNING ASSETS - LOANS (CONTINUED)

         in loan origination volume. It is anticipated that borrower preferences will favor the secondary market product offerings with a decline expected in real estate loans held within the loan portfolio.

              The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for reasonably foreseeable losses inherent in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is sufficient to deal with the probable losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 1999 were approximately $160,000, or 5.3%, of the beginning allowance for loan losses compared to $222,000 or 7.3%, of the beginning balance for loan losses for the three months ended March 31, 1998. As previously mentioned COMMUNITY has strengthened its underwriting standards, especially in the unsecured installment area.

         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
              The securities portfolio is comprised of U.S. Treasury notes and other U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their known levels of credit risk. Securities available for sale at March 31, 1999 increased approximately $9.6 million, or 12.6% from year-end 1998 totals. This upward movement resulted primarily from purchases with funds that were available from loan payoffs and utilization of amounts previously in federal funds sold. Securities held to maturity increased 5.8% at March 31, 1999 compared to year-end 1998 totals. Management capitalized on favorably priced municipal s during the three months ended March 31, 1999.

              Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At March 31, 1999, federal funds sold totaled $1,360,000 compared to $5,170,000 at year-end 1998.


         SOURCES OF FUNDS - DEPOSITS
              The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 1999, total core deposits increased approximately $2,074,000 primarily from an increase of savings and time deposits under $100,000 of $3.3 million and $4.9 million, respectively. This was offset by increases in interest bearing demand deposits of $2.4 million and noninterest bearing demand deposits of $1.2 million. The Company has a strong deposit base from public agencies,

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q


         including local school districts, city and township municipalities, public works facilities and others that may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

              Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 1999, certificates of deposit greater than $100,000 decreased approximately $0.5 million, or less than 1.0% over year-end 1998 totals.

         SOURCES  OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND
              OTHER BORROWINGS
              Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. This general category stayed relatively constant from December 31, 1998. The majority of the Company's repurchase agreement are with local school districts, city and county government.

         PERFORMANCE OVERVIEW

         NET INCOME
              Basic earnings per share for the three months ended March 31, 1999 was $0.30, compared with $0.30 for the three months ended March 31, 1998. On an annualized basis, Return on Average Assets (ROA) was 1.16% and Return on Average Equity (ROE) was 12.18% compared to ROA of 1.24% and ROE of 12.74% for the three months ended March 31, 1998.

         NET INTEREST INCOME
              Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased less than 1.0% for the three months ended March 31, 1999 compared to the same period in 1998.

              Total interest income for the three months ended March 31, 1999, when compared to the same three month period ended March 31, 1998, decreased 1.3%. Total loans have decreased approximately $3.0 million since December 31, 1998. The Company has experienced increased competition in the lending area and expects this trend to continue. The cause for the decline in total interest income is a result of investment of these funds on a short-term basis in the Company's security portfolio.

              Total interest expense for the three months ended March 31, 1999 when compared to the same three month period ended March 31, 1998, decreased 3.5%. Overall, the Company has seen some downward pressures to cost of funds. This decrease in interest expense was primarily the result of lower rates on demand and savings accounts.

                              UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q



         PROVISION FOR LOAN LOSSES
              The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover losses that may occur in the normal course of lending.

              The total provision for loan losses was $198,000 for the three months ended March 31, 1999 compared to $117,000 the same period in 1998. Management has increased the relative level of the provision in relation to loan outstanding and mix within the loan portfolio experienced over the past twelve months. Please refer to the previous discussion of the allowance for loan losses under Earnings Assets.

         NONINTEREST INCOME
              Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three months ended March 31, 1999 was $379,000 compared to $361,000 for the same three month periods ended March 31, 1998. As discussed in the Company's 1998 Annual Report, the Secondary Market Real Estate Mortgage Program has increased the Company's noninterest income. For the three months ended March 31, 1999 compared to the same period in 1998, noninterest income increased approximately 5.0%

              During the third quarter of 1998 we introduced a cash management product that will give both our retail and corporate customers the ability to transfer funds remotely via the phone or by their personal computer. This product is in the early stage of implementation and should provide another reliable source of noninterest income.


         NONINTEREST EXPENSE
              Noninterest expense for the three months ended March 31, 1999 decreased 1.0% over the three months ended March 31, 1998. The largest component of the decrease in noninterest expense is related to salaries and employee benefits. Non-recurring costs of approximately $50,000 were incurred during the first quarter of 1999 related to CITIZENS Jewett branch purchase, CITIZENS opening of a full service brokerage operations and COMMUNITY's opening of a Loan Production in Lancaster, Ohio.

         CAPITAL RESOURCES
              Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 1999 was $27,004,000 compared to $25,321,000 at December 31, 1998, a 1.2% decrease. Total shareholders' equity in relation to total assets was 9.4% at March 31, 1999 and 9.6% at December 31, 1998.

              The Company established a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

                                UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q

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

                                        TOTAL              TIER 1           TIER 1
                                      CAPITAL TO         CAPITAL TO       CAPITAL TO
                                    RISK-WEIGHTED      RISK-WEIGHTED        AVERAGE
                                        ASSETS             ASSETS           ASSETS
                                   -----------------  -----------------  --------------
Well capitalized                             10.00%              6.00%           5.00%
Adequately capitalized                        8.00%              4.00%           4.00%
Undercapitalized                              6.00%              3.00%           3.00%




              The following table illustrates the Company's risk-weighted capital ratios at March 31, 1999:

                                                              MARCH 31,
                      (IN THOUSANDS)                            1999
                                                           ----------------
Tier 1 capital                                              $       27,732
Total risk-based capital                                    $       29,906
Risk-weighted assets                                        $      172,990
Average total assets                                        $      278,211

Tier 1 capital  (to average assets)                                  9.97%
Tier 1 capital (to risk-weighted assets)                            17.29%
Total  capital (to risk-weighted assets                             16.03%

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

              For the three months ended March 31, 1999, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net decrease in cash and cash equivalents of $7,401,000 was primarily the result of a net purchase of investment securities of $9,521,000, partially off-set by net cash provided in financing activities of $1,934,000 related primarily to an increase in other borrowed funds and deposits. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

                                UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q

YEAR 2000

In April, 1997, United Bancorp (the "Company") management began its commitment for evaluating the Year 2000 (Y2K) impact on its internal and external Information Systems (IS). Understanding the problem was the first approach management took in its evaluation.

The assessment stage began by conducting extensive inventories of all systems within the Company. All systems were then assigned priorities from 1-9 where 1 represented the most significant systems for testing and evaluation. A priority 9 represented the least critical systems. The following were major factors contributing to the assignment of the priorities.

              - Ascertain which systems constitute a material Y2K risk to our customers.

              - How quickly and effectively can a contingency plan be implemented if systems fail?

              - What is the potential impact to the Company's liquidity if systems fail?

Some Priority 1 systems were also labeled as "mission critical," and are summarized below. Although other Priority 1 systems are also important to the Company, they are not deemed to be critical to the Company's operation.

              -    BancTec Banker 80-II

              -    Bisys/Document Solutions POD/Power Proof

              -    Fedline

              -    Personal Computers and Operating Systems


BancTec Banker 80-II

Banker 80-II is the core account processing software used by the Company for processing and recording customer deposit and loan accounts and transactions as well as the Company's General Ledger. Banker 80-II produces information critical to the proper operation of the Company and its affiliates and serves as the database for virtually all financial and regulatory reporting. Banker 80-II is leased from and maintained by BancTec, Inc.
and is utilized by more than 400 community banks nationwide.

Banker 80-II Y2K compliant software release was tested by BancTec in March, 1998 and released to the financial institution user base in May, 1998. The Company installed this Y2K compliant release in September, 1998. Since every Banker 80-II bank may be different, individual bank testing had to be done; however, "Proxy" testing could occur within an organization which used the same hardware and software. Therefore, the Company's lead bank, The Citizens Savings Bank, was identified as the base used for testing. Y2K Committee members of The Citizens Savings Bank then developed test scripts and established a baseline test date of December 16, 1998. Due to the "mission critical" nature of Banker 80-II, it was determined that testing of all FFIEC critical dates was necessary. Testing occured during January, 1999 within our own production system on a "like" but separate database using a third-party software package for advancing dates. The test revealed no significant deficiencies in Banker 80-II's ability to properly process and record transactions and reports beyond the year 2000. To summarize, testing produced "Satisfactory" results.

                                UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q

Results from the testing phase were made available to the affiliate banks who then performed their "Proxy" testing, and concurred with the findings of The Citizens Savings Bank.

Fedline

Fedline is the operating system software utilized to process transactions and communicate with the Federal Reserve Bank. The most significant transactions processed with the Federal Reserve are wire transfers, ACH, savings bonds, and cash ordering. The Federal Reserve has developed a comprehensive testing schedule that allows banks to operate in a "test" mode during certain times and dates. The Company has completed the testing of Fedline and all testing has produced "Satisfactory" results.

Bisys/Document Solutions

The Company's Item Processing system uses software developed by Bisys/Document Solutions (DSI) that utilizes NCR equipment to create images of internal and external transactions accepted by bank personnel. The equipment separates the items into unique categories; such as, checks and deposits, savings, and loans. The software is then used to balance each transaction allowing checks drawn on other banks to be magnetically encoded by the equipment at a later time.

The Company's software and equipment has been certified for Y2K compliance by the vendors of their particular systems.

Personal Computers and Operating Systems

All personal computers were tested using a third-party software package designed specifically for Y2K testing. The PC's found to be non-compliant were either taken out of production and replaced or utilized where the application software was not date sensitive.

Standardization is essential with the way technology has grown; therefore, all personal computers with date sensitive applications have been standardized with the core operating system Windows95/98, which contains only minor and insignificant Y2K issues.

Other IS Systems

The following list identifies software the Company feels required some level of Y2K testing or verification. Procedures included written verification with vendors, review of vendor testing plans, methodology and results and, where deemed necessary, operating the software in a year 2000 testing mode. No notable Y2K issues were apparent, with overall results "Satisfactory."


-   Advantage - Payroll processing                    -   Lotus 1-2-3/Microsoft Excel - Spreadsheet applications

-   Banker Systems, Inc. Loan Processor Laser -       -   Lotus Amipro/Microsoft Word - Word processing software
    Utilized for loan document preparation
                                                      -   Midwest Payment Systems (MPS) - ATM and check card
-   Best Software FAS!Encore - Fixed Asset accounting     processor

-   First Tennessee - Portfolio Accounting Services   -   Money Access Service (MAC) -  ATM and check card
                                                          processor
-   Intuit Quickbooks - Accounts Payable software

                                UNITED BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                    FORM 10-Q

Other Operating Systems

The Company has evaluated other operating system, including HVAC and security, and considers all to be Y2K compliant. Whereas, some systems are computerized, most are mechanical and Y2K is not an issue. Y2K compliance statements have been recorded on those systems containing computerized chips. American Electric Power serves as the electric company for the Company's Operation's Center and experiences periodic power outages. In the event of a power outage, the Operations Center is having a Natural Gas backup generator installed and thoroughly tested prior to year-end. This is being done to back-up all future power outages. A Communications giant TCI services telecommunications; however, aside from obtaining documentation regarding their Y2K compliance, testing by the Company is virtually impossible.

Customer Y2K Evaluation

Management of each affiliate completed a review of all customers with aggregate loans exceeding designated amounts to assess whether any customer had a significant risk to a Y2K related failure which would significantly impact their business, and alter their ability to repay their loans. Management's procedures included a review of the customers' most recent loan grading, review of collateral and, in most cases, completion of a detailed Y2K questionnaire which was reviewed directly with the borrower. Based on this information, Management assigned an overall Y2K risk grade. In the aggregate, the Company rated its overall risk due to potential customer Y2K issues as low. Individual borrowers will continue to be monitored as new loan requests or line of credit renewals are considered for approval by loan committee. Similarly deposit customers, who qualify by virtue of size or risk, were also contacted in order to have them think about the problem and to develop an awareness of their status.

Current "Worst Case" Scenario

The Company is confident that its internal systems will not be significantly impacted by Y2K. However, the Company does anticipate that some problems may occur with customer systems, and with our suppliers and customers. There is some potential for slower collection of payments that may result in increases in past dues and decreases in depository balances. The Company will maintain higher levels of liquidity in the final quarter of 1999 and continuing into the year 2000 to offset this risk. No material Y2K related issues by foreign nations or companies have been identified.

Year 2000 Costs

Management anticipates the external costs associated with preparing for the Year 2000 to be approximately $50,000. For 1998, the Company incurred approximately $25,000 and an additional $20,000 for the three months ended March 31, 1999. The remainder of the costs will be incurred during the remainder of the fiscal year.

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

    The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 79% of the portfolio compared to the 21% for held to maturity securities. The Company primarily invests in US Treasury and Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Because total securities approximate 38% of total assets, the Company could be sensitive to periods of rising interest rates. However, this risk is offset by the fact that approximately 3.9% of the total security portfolio matures in less than one year and another 2.2% matures within 1 to 2 years. Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 1998 Annual Report as of December 31, 1998, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 50 basis points in market interest rates. Management believes that no events have occurred since December 31, 1998 which would significantly change the Company's NPV at March 31, 1999 under each assumed shifts of 50 basis points in market interest rates.

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

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None were submitted

         ITEM 5.  OTHER INFORMATION
                  Not applicable.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM

                  (a) Exhibits

                  (b) Reports on Form

                         The Company filed no Form with the Securities Exchange Commission during the quarter ending March 31, 1999.

                                UNITED BANCORP, INC.
                                 OTHER INFORMATION
                                    FORM 10-Q

         SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



















                  May 14, 1999                By:   /s/ James W. Everson
         ---------------------------                ----------------------------
                  Date                        James W. Everson
                                              Chairman, President & Chief
                                                Executive Officer






                  May 14, 1999                By:   /s/ Randall M. Greenwood
         ---------------------------                ----------------------------
                  Date                        Randall M. Greenwood
                                              Chief Financial Officer