Form 10-Q
period 1999-06-30
UNITED BANCORP INC /OH/
filed 1999-08-13
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        N/A           to           N/A
                               -------------------------------------

Commission File Number:                     0-16540
                                            -------


                              UNITED BANCORP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

         OHIO                                                 34-1405357
-------------------------------                           -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)



              201 SOUTH 4TH STREET, MARTINS FERRY, OHIO 43935-0010
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (740) 633-0445
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.
       COMMON STOCK, $1.00 PAR VALUE 2,802,922 SHARES AS OF JULY 14, 1999

                              UNITED BANCORP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q


PART I  FINANCIAL INFORMATION (UNAUDITED)

 ITEM 1. Financial Statements

   Condensed Consolidated Balance Sheets.......................................3

   Condensed Consolidated Statements of Income.................................4

   Condensed Consolidated Statements of Shareholders' Equity...................5

   Condensed Consolidated Statements of Cash Flows.............................6

   Notes to the Condensed Consolidated Financial Statements...............7 - 13

 ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations.............................................14 - 24

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......25 - 26


PART II  OTHER INFORMATION

 ITEM 1.
   Legal Proceedings..........................................................27

 ITEM 2.
   Changes in Securities and Use of Proceeds..................................27

 ITEM 3.
   Default Upon Senior Securities.............................................27

 ITEM 4.
   Submission of Matters to a Vote of Security Holders........................27

 ITEM 5.
   Other Information..........................................................27

 ITEM 6.
   Exhibits and Reports on Form 8-K...........................................27

 SIGNATURES...................................................................28

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



PART I  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

(IN THOUSANDS)

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1999         1998
                                                                       ---------    ------------
ASSETS
Cash and due from banks                                                $   7,949    $  11,322
Federal funds sold                                                         1,350        5,170
                                                                       ---------    ---------
  Total cash and cash equivalents                                          9,299       16,492
Securities available for sale                                             92,471       75,792
Securities held to maturity
(Estimated fair value of $8,818 at 06/30/99 and $22,885 at 12/31/98)       8,836       21,893
Loans receivable
  Commercial loans                                                        11,896       12,912
  Commercial real estate loans                                            55,277       54,195
  Real estate loans                                                       49,215       49,438
  Installment loans                                                       50,649       47,676
                                                                       ---------    ---------
    Total loans receivable                                               167,037      164,221
Allowance for loan losses                                                 (2,935)      (3,033)
                                                                       ---------    ---------
    Net loans receivable                                                 164,102      161,188
Premises and equipment, net                                                7,770        6,981
Accrued interest receivable and other assets                               5,019        3,147
                                                                       ----------------------

  Total Assets                                                         $ 287,497    $ 285,493
                                                                       ======================

LIABILITIES
Demand deposits
  Noninterest bearing                                                  $  18,408    $  21,033
  Interest bearing                                                        40,246       41,780
Savings deposits                                                          61,988       57,091
Time deposits - under $100,000                                            89,617       87,242
Time deposits - $100,000 and over                                         18,093       21,964
                                                                       ---------    ---------
    Total deposits                                                       228,352      229,110
Securities sold under agreements to repurchase                             7,414        7,733
Other borrowed funds                                                      24,453       19,700
Accrued expenses and other liabilities                                     1,475        1,629
                                                                       ---------    ---------
    Total Liabilities                                                    261,694      258,172

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,802,922 issued and outstanding                                         2,803        2,800
Additional paid in capital                                                17,823       17,802
Retained earnings                                                          7,616        6,840
Accumulated other comprehensive income, net of tax                        (2,439)        (121)
                                                                       ---------    ---------
  Total Shareholders' Equity                                              25,803       27,321
                                                                       ---------    ---------

  Total Liabilities and Shareholders' Equity                           $ 287,497    $ 285,493
                                                                       =========    =========



                                                                               3
   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(IN THOUSANDS-EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED SIX MONTHS ENDED
                                                          JUNE 30,           JUNE 30,
                                                       1999     1998      1999      1998
                                                      ------   ------   -------   -------
Interest and dividend income
  Loans, including fees                               $3,684   $4,024   $ 7,295   $ 8,075
  Taxable securities                                   1,269      844     2,501     1,717
  Non-taxable securities                                 337      333       656       629
  Other interest and dividend income                      54      115       123       194
                                                      ------   ------   -------   -------
      Total interest and dividend income               5,344    5,316    10,575    10,615

Interest expense
  Deposits
    Demand                                               225      263       442       522
    Savings                                              385      457       763       937
    Time                                               1,450    1,547     2,934     3,058
  Other borrowings                                       306      151       598       358
                                                      ------   ------   -------   -------
      Total interest expense                           2,366    2,418     4,737     4,875

NET INTEREST INCOME                                    2,978    2,898     5,838     5,740

Provision for loan losses                                205      431       403       548
                                                      ------   ------   -------   -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    2,773    2,467     5,435     5,192

Non-interest income
  Service charges on deposit accounts                    185      193       359       359
  Other income                                           121      145       326       340
                                                      ------   ------   -------   -------
      Total non-interest income                          306      338       685       699

Non-interest expense
  Salaries and employee benefits                       1,034    1,009     2,013     2,082
  Occupancy                                              334      283       640       572
  Other expenses                                         795      799     1,477     1,422
                                                      ------   ------   -------   -------
      Total non-interest expense                       2,163    2,091     4,130     4,076

INCOME BEFORE INCOME TAXES                               916      714     1,990     1,815
  Income tax expense                                     241      180       485       451
                                                      ------   ------   -------   -------

NET INCOME                                            $  675   $  534   $ 1,505   $ 1,364
                                                      ======   ======   =======   =======

Earnings per common share - Basic                     $ 0.24   $ 0.19   $  0.54   $  0.49
Earnings per common share - Diluted                   $ 0.24   $ 0.19   $  0.53   $  0.48
Dividends per common share                            $ 0.13   $ 0.11   $  0.26   $  0.23



                                                                               4
   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(IN THOUSANDS)

                                                                                                           ACCUMULATED
                                                                    ADDITIONAL                                OTHER
                                                            COMMON   PAID IN   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                                            STOCK    CAPITAL   EARNINGS       INCOME          INCOME        TOTAL
                                                            ------   -------   --------   -------------   -------------    --------
BALANCE AT JANUARY 1, 1998                                  $2,667   $15,551   $  7,322                   $         172    $ 25,712
  Net income                                                                      1,364   $       1,364                       1,364
  Other comprehensive income, net of tax:
      Unrealized gains (loss) on securities                                                          (2)             (2)         (2)
                                                                                          -------------
  Comprehensive income                                                                            1,362
                                                                                          =============
  Cash dividends - $0.23 per share                                                 (494)                                       (494)
                                                            ------   -------   --------                   -------------    --------
BALANCE AT JUNE 30, 1998                                     2,667    15,551      8,192                             170      26,580

BALANCE AT JANUARY 1, 1999                                   2,800    17,802      6,840                            (121)     27,321
  Net income                                                                      1,505   $       1,505                       1,505
  Proceeds and tax benefit from                                  3        21                                                     24
    exercise of stock options
  Other comprehensive income, net of tax:
      Cumulative effect change from transfer of securities
        from held to maturity to available for sale upon
        adoption of SFAS No. 133                                                                    445             445         445
      Unrealized gains (loss) on securities                                                      (2,763)         (2,763)     (2,763)
                                                                                          -------------
  Comprehensive income                                                                    $        (813)
                                                                                          =============
  Cash dividends - $0.26 per share                                                 (729)                                       (729)
                                                            ------   -------   --------                   -------------    --------

BALANCE AT JUNE 30, 1999                                    $2,803   $17,823   $  7,616                   $      (2,439)   $ 25,803
                                                            ======   =======   ========                   =============    ========



                                                                               5
   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS)                                                                      SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   1999           1998
                                                                                 -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  1,505       $  1,364
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                   379            287
      Provision for loan losses                                                       403            548
      Deferred taxes                                                                 (142)           (40)
      Federal Home Loan Bank stock dividend                                           (44)           (42)
      Gain on sale/call of securities                                                   -             (1)
      (Accretion)/amortization of securities, net                                      19            (17)
      Gain on sale of loans                                                           (49)           (54)
      Amortization of mortgage servicing rights                                        18             11
      Gain/Loss on sale of assets                                                       5             (7)
      Net changes in accrued interest receivable and other assets                    (518)          (528)
      Net changes in accrued expenses and other liabilities                          (146)          (206)
                                                                                 --------       --------
      Net cash from operating activities                                            1,430          1,315

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                                   -              -
  Proceeds from maturities/calls                                                   13,932         15,509
  Purchases                                                                       (18,078)       (17,885)
Securities held to maturity
  Proceeds from maturities/calls                                                        -          2,740
  Purchases                                                                        (2,961)          (353)
Net change in loans                                                                (3,467)         2,419
Net purchases of premises and equipment                                            (1,150)          (245)
Proceeds from sale of assets                                                          130              -
                                                                                 --------       --------
      Net cash from investing activities                                          (11,594)         2,185

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                               (758)           987
Net change in short-term borrowings                                                 2,546         (3,457)
Proceeds from long-term debt                                                        2,500          6,100
Principal payments on long-term debt                                                 (612)        (2,588)
Proceeds from exercise of stock options                                                24              -
Cash dividends paid                                                                  (729)          (494)
                                                                                 --------       --------
      Net cash from financing activities                                            2,971            548
                                                                                 --------       --------

Net change in cash and cash equivalents                                            (7,193)         4,048

Cash and cash equivalents at beginning of year                                     16,492         10,587
                                                                                 --------       --------

Cash and cash equivalents at end of period                                       $  9,299       $ 14,635
                                                                                 ========       ========

     Interest paid                                                               $  4,862       $  4,771
     Income taxes paid                                                                359            294

Non-cash transfer from loans to other real estate and repossessions              $    150       $    138
Non-cash transfer of securities from held to maturity to available for sale
  upon adoption of SFAS No. 133                                                    16,005              -

                                                                               6
   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at June 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 1998 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1998 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONSOLIDATION:
                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation.

         NATURE OF OPERATIONS:
                  The Company's and Banks' revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas, Counties and the surrounding localities in northeastern, eastern, southeastern, and central Ohio and include a wide range of individuals, business and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items. Commercial loans are expected to be repaid from cash flows of the business. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business in Glouster, Nelsonville, Amesville, and a Loan Production office in Lancaster, Ohio.

         USE OF ESTIMATES:
                  To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES:
                  Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

         STOCK DIVIDENDS:
                  Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. All per share data has been retroactively adjusted for the 5% stock dividend distributed on December 18, 1998 and the 10% stock dividends distributed in 1997 and 1996.

         EARNINGS AND DIVIDENDS PER  SHARE:
                  Basic earnings per share ("EPS") is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted-average number of shares outstanding for basic EPS was 2,801,617 and 2,800,298 for the six months ended June 30, 1999 and 1998, respectively. The weighted-average number of shares outstanding for diluted EPS was 2,825,660 and 2,841,667 for the six months ended June 30, 1999 and 1998, respectively. The per share dilution of the stock options was $0.01 for the six months ended June 30, 1999 and 1998.

         IMPACT OF RECENT ACCOUNTING STANDARDS:
                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. The Corporation adopted SFAS No. 133 effective April 1, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. As a result, the Company transferred $16,005,000 of securities classified as held to maturity to available for sale. The unrealized gain at the time the securities were transferred was approximately $674,000. The after tax effect of the transfer was to increase equity by $445,000 and is shown as cumulative effect of accounting change in other comprehensive income. The adoption of SFAS No. 133 did not have any other significant impact on the Company's financial statements.

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE INCOME:
                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components and related taxes are as follows:

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
               (IN THOUSANDS)                              1999        1998         1999          1998
                                                         -------      ------      -------       --------
Net Income                                               $   675      $  534      $ 1,505       $  1,364
Other comprehensive income, net of tax:
      Unrealized gains (loss) on available
        for sale securities arising during period         (1,954)          3       (2,763)            (2)
      Transfer of securities from held to maturity
        to available for sale upon adoption of
        SFAS No. 133                                         445           -          445              -
                                                         -------      ------      -------       --------


Total other comprehensive income (loss), net of tax       (1,509)          3       (2,318)            (2)
                                                         -------      ------      -------       --------


Comprehensive Income (Loss)                              $  (834)     $  537      $  (813)      $  1,362
                                                         =======      ======      =======       ========

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       SECURITIES:

             Securities were as follows:

                                                          GROSS           GROSS
                (IN THOUSANDS)              AMORTIZED   UNREALIZED     UNREALIZED   ESTIMATED
                                              COST        GAINS          LOSSES     FAIR VALUE
                                            ---------   ----------     ----------   ----------
AVAILABLE FOR SALE - JUNE 30, 1999
US Agency obligations                       $73,318      $    11       $ (4,097)      $69,232
State and Municipal obligations              18,771          454            (58)       19,167
Mortgage-backed securities                    2,253            -            (21)        2,232
Other securities                              1,824           16                        1,840
                                            -------      -------       --------       -------
                                            $96,166      $   481       $ (4,176)      $92,471
                                            =======      =======       ========       =======

AVAILABLE FOR SALE - DECEMBER 31, 1998
US Treasury obligations                     $ 1,497      $    12       $      -       $ 1,509
US Agency obligations                        67,814          263           (571)       67,506
State and Municipal obligations               2,118           80             (1)        2,197
Mortgage-backed obligations                   3,010           20             (2)        3,028
Other securities                              1,536           16              -         1,552
                                            -------      -------       --------       -------
                                            $75,975      $   391       $   (574)      $75,792
                                            =======      =======       ========       =======

HELD TO MATURITY - JUNE 30, 1999
US Agency obligations                       $ 1,494      $     -       $      -       $ 1,494
State and Municipal obligations               7,296          104           (122)        7,278
Other securities                                 46            -              -            46
                                            -------      -------       --------       -------
                                            $ 8,836      $   104       $   (122)      $ 8,818
                                            =======      =======       ========       =======

HELD TO MATURITY - DECEMBER 31, 1998
State and Municipal obligations             $21,847      $   996       $     (4)      $22,839
Other securities                                 46            -              -            46
                                            -------      -------       --------       -------
                                            $21,893      $   996       $     (4)      $22,885
                                            =======      =======       ========       =======

Sales of securities available for sale were as follows:

(IN THOUSANDS)                                        SIX MONTHS ENDED
                                                          JUNE 30,
                                                   1999           1998
                                               ----------     -----------
Proceeds                                       $        -     $     2,121
Gross gains                                             -              13
Gross losses                                            -              12



Included above in gross gains for 1998, were gains of $10,000 resulting from securities called prior to maturity.

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       SECURITIES: (CONTINUED)

Contractual maturities of securities at June 30, 1999 were as follows:

AVAILABLE FOR SALE (IN THOUSANDS)        AMORTIZED    ESTIMATED
                                           COST       FAIR VALUE
                                        ----------   ------------
US Agency obligations
  2 - 5   Years                          $ 2,250      $ 2,236
  5 - 10  Years                           33,317       32,027
 Over 10  Years                           37,751       34,969
                                         -------      -------
  Total                                   73,318       69,232
                                         -------      -------
State and municipal obligations
  Under 1 Year                             1,337        1,351
  1 - 2   Years                            2,408        2,460
  2 - 5 Years                             11,691       12,050
  5 - 10  Years                            1,400        1,414
 Over 10 Years                             1,935        1,892
                                         -------      -------
  Total                                   18,771       19,167
                                         -------      -------
Mortgage Backed securities
  5 - 10 Years                               242          236
  Over 10 Years                            2,011        1,996
                                         -------      -------
   Total                                   2,253        2,232
                                         -------      -------
Other investments
  Equity securities                        1,824        1,840
                                         -------      -------
Total securities available for sale      $96,166      $92,471
                                         =======      =======

HELD TO MATURITY (IN THOUSANDS)

US Agency obligations
  5 - 10  Years                              495          495
  Over 10 Years                              999          999
                                         -------      -------
  Total                                    1,494        1,494
                                         -------      -------
State and municipal obligations
  2 - 5 Years                                214          220
  5 - 10  Years                            4,848        4,925
  Over 10 Years                            2,234        2,133
                                         -------      -------
  Total                                    7,296        7,278
                                         -------      -------
Other investments
  Equity securities                           46           46
Total securities held to maturity        $ 8,836      $ 8,818
                                         =======      =======





Securities with an amortized cost of approximately $36,122,000 at June 30, 1999 and $37,084,000 at December 31, 1998 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       ALLOWANCE FOR LOAN LOSSES

                  The activity in the allowance for loan losses was as follows:

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                      (IN THOUSANDS)           1999          1998           1999         1998
                                              -------       -------       -------       -------
Beginning Balance                             $ 3,086       $ 2,934       $ 3,033       $ 3,039
  Provision charged to operating expense          206           431           403           548
  Loans charged-off                              (419)         (349)         (600)         (603)
  Recoveries                                       62            37            99            69
                                              -------       -------       -------       -------
Ending Balance                                $ 2,935       $ 3,053       $ 2,935       $ 3,053
                                              =======       =======       =======       =======



                  Loans considered impaired under the provisions of SFAS No. 114 were not material at June 30, 1999 and December 31, 1998.

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

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED)

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at June 30, 1999 and December 31, 1998 follows:

                                                    JUNE 30,     DECEMBER 31,
                   (IN THOUSANDS)                    1999          1998
                                                    -------      ------------
Commitments to extend credit                        $13,794      $     16,655
Credit card lines                                   $   615      $        541
Standby letters of credit                               519               269



                  At June 30, 1999, and included above, commitments to make fixed-rate loans totaling $3,818,000 with the interest rates on those fixed-rate commitments ranging from 7.50% to 8.25%. At December 31, 1998, commitments to make fixed rate loans totaled $843,000 with interest rates on those fixed-rate commitments ranging from 7.75% to 8.25%.

                  At June 30, 1999 and December 31, 1998, reserves of $1,146,000 and $1,116,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of June 30, 1999, as compared to December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 compared to the same period in 1998. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

         FORWARD-LOOKING STATEMENTS

                  When used in this document, the words or phrases "will likely result," "are expected to," "will continue," " is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainities including changes in economic conditions in the Banks' market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Banks' market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any statements expressed with respect to future periods.

                  The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date such statements or to reflect the occurrence of anticipated or unanticipated events.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                  The following brief history of the Company and its subsidiary growth and development highlights the continuing commitment to maintaining a presence as a local "Hometown" community bank serving several diverse market areas.


                  --       1902     Original banking charter granted for
                                    The German Savings Bank (later changed to
                                    The Citizens Savings Bank).
                  --       1974     Construction of a full-service branch
                                    banking facility 6 miles west in Colerain,
                                    Ohio.
                  --       1978     Construction of a full-service branch
                                    banking facility 2 miles south in
                                    Bridgeport, Ohio.
                  --       1980     Construction of a limited-service
                                    auto-teller banking location in Martins
                                    Ferry, Ohio.
                  --       1983     Creation of United Bancorp, Inc. as a
                                    single-bank holding company through
                                    acquisition of 100% of the voting stock of
                                    The Citizens Savings Bank of Martins Ferry,
                                    Ohio ("CITIZENS"). Also, began operation of
                                    Automated Teller Machine ("ATM") in
                                    Aetnaville, Ohio.
                  --       1984     CITIZENS opened a newly constructed
                                    21,500 square foot main-office facility in
                                    Martins Ferry, Ohio, adjacent to the
                                    auto-teller facility built in 1980.
                  --       1986     United Bancorp, Inc. became a
                                    multi-bank holding company through the
                                    acquisition of 100% of the voting stock of
                                    The Citizens-State Bank of Strasburg,
                                    Strasburg, Ohio ("CITIZENS-STATE").
                  --       1990     CITIZENS converted from third-party
                                    data processing to in-house data processing.
                                    CITIZENS-STATE constructed a full-service
                                    branch bank 6 miles south of Strasburg in
                                    Dover, Ohio.
                  --       1991     CITIZENS began providing third party
                                    data processing services to affiliate bank
                                    CITIZENS-STATE.
                  --       1992     CITIZENS-STATE acquired two branch bank
                                    locations in New Philadelphia and
                                    Sherrodsville, Ohio.
                  --       1993     CITIZENS relocated Data Processing,
                                    Accounting and Bookkeeping to a renovated
                                    Operations Center across from the main
                                    office in Martins Ferry, Ohio.
                  --       1994     CITIZENS-STATE purchased a branch bank
                                    in Dellroy, Ohio.
                  --       1996     CITIZENS converted to check imaging and
                                    optical character recognition for data
                                    processing at all locations.
                  --       1997     CITIZENS opened a full-service Retail
                                    Banking Center inside Riesbeck's Food
                                    Markets, Inc.'s St. Clairsville, Ohio store.
                                    Additionally, CITIZENS introduced a
                                    Secondary Market Real Estate Mortgage
                                    Program available for all locations and
                                    introduced a MasterCard(R)Check Card to the
                                    local market area.
                  --       1998     CITIZENS-STATE introduced an indirect
                                    automobile lending program.
                  --       1998     CITIZENS increased ATM network by six
                                    cash dispenser machines in various
                                    Riesbecks' Food Markets.
                  --       1998     Effective July 7, 1998, the acquisition
                                    of Southern Ohio Community Bancorporation,
                                    Inc. was completed and The Community Bank,
                                    Glouster, Ohio ("COMMUNITY") was added as a
                                    third banking charter to the Company.
                  --       1999     January 28, 1999 CITIZENS acquired a
                                    full service banking facility in Jewett,
                                    Ohio
                  --       1999     March 1999 COMMUNITY opened a Loan
                                    Production Office in Lancaster, Ohio.
                  --       1999     CITIZENS established a full service
                                    brokerage division to be known as Brokerage
                                    United with securities provided through
                                    Raymond James Financial Services, Inc.
                                    member NASD/SIPC.
                  --       1999     CITIZENS-STATE merged into CITIZENS.
                  --       1999     COMMUNITY moved their main office to
                                    Lancaster, Ohio.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         ANALYSIS OF FINANCIAL CONDITION

         EARNING ASSETS - LOANS

                  At June 30, 1999, gross loans were $167,037,000 compared to $164,221,000 at year-end 1998, an increase of 1.7%. The modest increase in total outstanding loans was the result of increased competition in our markets, particularly in the commercial loan category. Real estate loans continues to decline slightly, as anticipated, due to the increased activity in the Secondary Market Real Estate program offered to all banking locations through their affiliation with CITIZENS. COMMUNITY opened a Loan Production Office during the first quarter of 1999 in Lancaster, Ohio. Management anticipates the expansion plans for COMMUNITY will provide a solid market for loan growth as total outstanding loans have increased 11.0% at that affiliate from December 31, 1998.

                  Installment loans, with continued emphasis placed on the indirect automobile lending market, stayed relatively constant at 30.3% of total loans at June 30, 1999 compared to 29.0% at year-end 1998. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 14 branch locations. Management has worked to expand the lending market of COMMUNITY into the Lancaster, Ohio area which provided an increase of installment loans of $4,776,000 from December 31, 1998. As a result of the expansion of the lending market, the installment loan portfolio increased 6.2% since December 31, 1998.

                  Commercial and commercial real estate loans comprised 40.2% of total loans at June 30, 1999 compared to 40.9% at December 31, 1998. During 1999, we have experienced prepayment on commercial loans as commercial borrowers continue to be price sensitive in this area of lending. The Company has originated and bought participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out-of-area loans at June 30, 1999 were 9.4% of total loans and 23.4% of total commercial and commercial real estate loans compared to 11.6% and 28.4% at year-end 1998.
                  Real estate loans were 29.5% of total loans at June 30, 1999 compared to 30.1% at year-end 1998. As indicated above, the Banks' involvement in the secondary market program should yield increases in loan origination volume. It is anticipated that borrower preferences will favor the secondary market product offerings with a decline expected in real estate loans held within the loan portfolio.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management monthly and the Board of Directors quarterly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         adequate to absorb probable losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 1999 were approximately $501,000, or 16.5%, of the beginning allowance for loan losses compared to $534,000, or 17.6%, of the beginning balance for loan losses for the six months ended June 30, 1998.

         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Treasury notes and other U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their known levels of credit risk. Securities available for sale at June 30, 1999 increased approximately $16.7 million, or 22.0% from year-end 1998 totals. The overall upward movement resulted primarily from purchases with funds that were available from loan payoffs and utilization of amounts previously in federal funds sold. Securities held to maturity decreased $13.1 million, or 59.6% at June 30, 1999 compared to year-end 1998 totals. Management elected to reclassify $16.0 million of securities held to maturity to available for sale upon adoption of SFAS No. 133.

                  Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At June 30, 1999, federal funds sold totaled $1,350,000 compared to $5,170,000 at year-end 1998.


         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 1999, total core deposits increased approximately $3,113,000 primarily from an increase of savings and time deposits under $100,000 of $4.9 million and $2.4 million, respectively. This was partly offset by decreases in interest bearing demand deposits of $1.5 million and noninterest bearing demand deposits of $2.6 million. The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others that may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 1999, certificates of deposit greater than $100,000 decreased approximately $3.9 million, or 17.6% from year-end 1998 totals.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first six months of 1999, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreement are with local school districts, city and county government.

         RESULTS OF OPERATIONS

         NET INCOME
                  Basic earnings per share for the six months ended June 30, 1999 was $0.54, compared with $0.49 for the six months ended June 30, 1998. On an annualized basis, Return on Average Assets (ROA) was 1.05% and Return on Average Equity (ROE) was 11.26% compared to ROA of 1.01% and ROE of 10.20% for the six months ended June 30, 1998.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 1.7% for the six months ended June 30, 1999 compared to the same period in 1998.

                  Total interest income for the six months ended June 30, 1999, when compared to the same six months period ended June 30, 1998, decreased 0.4%. The Company has experienced increased competition in the lending area and expects this trend to continue. The cause for the decline in total interest income is a result a decrease in loan interest income of $780,000, when compared to the same six months period ended June 30, 1998.

                  Total interest expense for the six months ended June 30, 1999 when compared to the same six months period ended June 30, 1998, decreased 2.8%. Overall, the Company has seen some downward pressures to cost of funds. This decrease in interest expense was primarily the result of lower rates on demand and savings accounts.

         PROVISION FOR LOAN LOSSES
                  The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover losses that may occur in the normal course of lending.

                  The total provision for loan losses was $403,000 for the six months ended June 30, 1999 compared to $548,000 the same period in 1998. The provision decreased due to strengthened underwriting standards, especially in unsecured installment area. Please refer to the previous discussion of the allowance for loan losses under Earnings Assets.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the six months ended June 30, 1999 was $685,000 compared to $699,000 for the same six months periods ended June 30, 1998. For the six months ended June 30, 1999 compared to the same period in 1998, noninterest income decreased approximately 2.0%

                  During the third quarter of 1998 we introduced a cash management product that will give both our retail and corporate customers the ability to transfer funds remotely via the phone or by their personal computer. This product is in the early stage of implementation and should provide another reliable source of noninterest income.


         NONINTEREST EXPENSE
                  Noninterest expense for the six months ended June 30, 1999 increased 1.3% over the six months ended June 30, 1998. Non-recurring costs of approximately $150,000 were incurred during the first six months of 1999 related to CITIZENS Jewett branch purchase, CITIZENS opening of a full service brokerage operations and COMMUNITY's opening of a Loan Production in Lancaster, Ohio.

         CAPITAL RESOURCES
                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 1999 was $25,803,000 compared to $27,321,000 at December 31, 1998, a 5.6% decrease. Total shareholders' equity in relation to total assets was 9.0% at June 30, 1999 and 9.6% at December 31, 1998.

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

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

                                        TOTAL              TIER 1           TIER 1
                                      CAPITAL TO         CAPITAL TO       CAPITAL TO
                                    RISK-WEIGHTED      RISK-WEIGHTED        AVERAGE
                                        ASSETS             ASSETS           ASSETS
                                   --------------      -------------      ----------
Well capitalized                            10.00%              6.00%           5.00%
Adequately capitalized                       8.00%              4.00%           4.00%
Undercapitalized                             6.00%              3.00%           3.00%


                  The following table illustrates the Company's risk-weighted capital ratios at June 30, 1999:

                                                                  JUNE 30,
                      (IN THOUSANDS)                                1999
                                                                  --------
Tier 1 capital                                                    $ 28,051
Total risk-based capital                                          $ 30,288
Risk-weighted assets                                              $178,282
Average total assets                                              $282,163

Tier 1 capital to average assets                                      9.94%
Tier 1 risk-based capital ratio                                      15.73%
Total  risk-based capital ratio                                      16.99%

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

                  For the six months ended June 30, 1999, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net decrease in cash and cash equivalents of $7,193,000 was primarily the result of a net purchase of investment securities of $7,107,000 and increase in loans of $3,467,000, partially off-set by net cash provided in financing activities of $2,971,000 related primarily to an increase in other borrowed funds and deposits. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

         INFLATION
                  Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with Generally Accepted Accounting Principles
         (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans which are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

-        Advantage - Payroll processing

- Banker Systems, Inc. Loan Processor Laser - Utilized for loan document preparation

-        Best Software FAS!Encore - Fixed Asset accounting

-        First Tennessee - Portfolio Accounting Services

-        Intuit Quickbooks - Accounts Payable software

-        Lotus 1-2-3/Microsoft Excel - Spreadsheet applications

-        Lotus Amipro/Microsoft Word - Word processing software

-        Midwest Payment Systems (MPS)

-        ATM and check card processor

-        Money Access Service (MAC) - ATM and check card processor

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

         Year 2000 Costs

         Management anticipates the external costs associated with preparing for the Year 2000 to be approximately $50,000. The company has spent approximately $25,000 of these costs and anticipates to incur the remaining costs during the second half of the year.

         REGULATORY MATTERS
         The Company is subject to the regulatory requirements of The Federal Reserve System as a multi-bank holding company. The affiliate banks are subject to regulations of the Federal Deposit Insurance Corporation
         (FDIC) and the State of Ohio, Division of Financial Institutions.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

                  The Company and its Banks, like other financial institutions, are subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Company has sought to reduce exposure of its earnings to changes in market interest rates by managing assets and liability maturities and interest rates primarily by originating variable-rate lending products, or if issued with a fixed interest rate, as is the case with the indirect automobile portfolio, the term is rather short in duration. Both the variable interests rates inherent in the commercial, commercial real estate and real estate loan portfolios, and the short duration loan products, mitigate the Company's exposure to dramatic interest rate movements.

                  The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 91% of the portfolio compared to the 9% for held to maturity securities. The Company primarily invests in US Treasury and Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 35% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. In addition, the Company also originates consumer and commercial loans, which make up a significant percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted-average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates.

                  Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 1998 Annual Report as of December 31, 1998, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 50 basis points in market interest rates. Management believes that no events have occurred since December 31, 1998 which would significantly change the Company's NPV at June 30, 1999 under each assumed shifts of 50 basis points in market interest rates.

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

                                 UNITED BANCORP, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

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

    ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders on April 21, 1999.

                   Dispense with the reading of the minutes of the last shareholders meeting held April 15, 1998.
                   Roll Call:   Ayes 2,097,930    Nays 7,470    Abstaining 4,870

                   Compensation for outside Directors to be set at $5,000 per year as retainer and $400 per meeting attended.
                   Roll Call:   Ayes 2,097,930    Nays 7,470    Abstaining 4,870

                   Number of Directors to be set at ten for the ensuing year.
                   Roll Call:   Ayes 2,097,930    Nays 7,470    Abstaining 4,870

                   Election of the Directors for the class of 2002 to include the following:

                   Michael J. Arciello   Ayes 2,105,194    Nays 0    Abstaining 5,076
                   John H. Clark, Jr.    Ayes 2,105,194    Nays 0    Abstaining 5,076
                   Dr. Leon F. Favede    Ayes 2,105,194    Nays 0    Abstaining 5,076
                   L.E. Richardson, Jr.  Ayes 2,101,844    Nays 0    Abstaining 8,426

                   Crowe, Chizek, and Company LLP, Independent Certified Public Accountants to continue to serve as the Company's external audit firm for the fiscal year 1999.
                   Roll Call:   Ayes 1,639,260    Nays 7,297    Abstaining 3,470


    ITEM 5.        OTHER INFORMATION
                   Not applicable.

    ITEM 6.        EXHIBITS AND REPORTS ON FORM
                   (a)   Exhibits
                   (b)   Reports on Form

                           The Company filed no Form with the Securities Exchange Commission during the quarter ending June 30, 1999.

                              UNITED BANCORP, INC.
                                OTHER INFORMATION
                                    FORM 10-Q


         SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









            August 2, 1999                    By:   /s/ James W. Everson
         ---------------------------              ------------------------------
            Date                                       James W. Everson
                                                       Chairman, President &
                                                       Chief Executive Officer






            August 2, 1999                    By:   /s/ Randall M. Greenwood
         ---------------------------              ------------------------------
            Date                                       Randall M. Greenwood
                                                       Chief Financial Officer

                                 Exhibit Index
                                 -------------

         Exhibit No.           Description
         -----------           -----------
                27             Financial Data Schedule