Form 10-Q
period 1999-09-30
UNITED BANCORP INC /OH/
filed 1999-11-15
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ x ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1999

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              N/A      to       N/A
                                        -----------------------------

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

                                 NOT APPLICABLE
                                 --------------
         Former name, former address and former fiscal year, if changed since last report)

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
     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.
      COMMON STOCK, $1.00 PAR VALUE 2,802,922 SHARES AS OF NOVEMBER 2, 1999
      ---------------------------------------------------------------------

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

     Condensed Consolidated Balance Sheets.............................................................................3

     Condensed Consolidated Statements of Income.......................................................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................................................5

     Condensed Consolidated Statements of Cash Flows...................................................................6

     Notes to the Condensed Consolidated Financial Statements.....................................................7 - 13

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................................14 - 25

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............................................26 - 27

PART II  OTHER INFORMATION
   ITEM 1.
     Legal Proceedings................................................................................................28

   ITEM 2.
     Changes in Securities and Use of Proceeds........................................................................28

   ITEM 3.
     Default Upon Senior Securities...................................................................................28

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................28

   ITEM 5.
     Other Information................................................................................................28

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................................................28

   SIGNATURES.........................................................................................................29


                              UNITED BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


PART I  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS


(IN THOUSANDS)
                                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                                    1999          1998
                                                                                 ------------ ------------
ASSETS
Cash and due from banks                                                           $    9,010  $    11,322
Federal funds sold                                                                     1,465        5,170
                                                                                 -----------  -----------
  Total cash and cash equivalents                                                     10,475       16,492
Securities available for sale                                                         90,100       75,792
Securities held to maturity
(Estimated fair value of $9,716 at 09/30/99 and $22,885 at 12/31/98)                   9,838       21,893
Loans receivable
  Commercial loans                                                                    13,949       12,912
  Commercial real estate loans                                                        59,026       54,195
  Real estate loans                                                                   50,700       49,438
  Installment loans                                                                   52,749       47,676
                                                                                 -----------  -----------
    Total loans receivable                                                           176,424      164,221
Allowance for loan losses                                                             (3,021)      (3,033)
                                                                                 -----------  -----------
    Net loans receivable                                                             173,403      161,188
Premises and equipment, net                                                            8,142        6,981
Accrued interest receivable and other assets                                           4,000        3,147
                                                                                 -----------  -----------
  Total Assets                                                                   $   295,958  $   285,493
                                                                                 ===========  ===========

LIABILITIES
Demand deposits
  Noninterest bearing                                                             $   19,239  $    21,033
  Interest bearing                                                                    40,525       41,780
Savings deposits                                                                      59,441       57,091
Time deposits - under $100,000                                                        96,571       87,242
Time deposits - $100,000 and over                                                     20,399       21,964
                                                                                  ----------  -----------
    Total deposits                                                                   236,175      229,110
Securities sold under agreements to repurchase                                         6,069        7,733
Other borrowed funds                                                                  27,679       19,700
Accrued expenses and other liabilities                                                   313        1,629
                                                                                  ----------  -----------
    Total Liabilities                                                                270,236      258,172

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,802,922  issued and outstanding                                                    2,803        2,800
Additional paid in capital                                                            17,823       17,802
Retained earnings                                                                      8,028        6,840
Accumulated other comprehensive income, net of tax                                    (2,932)        (121)
                                                                                  ----------  -----------
  Total Shareholders' Equity                                                          25,722       27,321
                                                                                 -----------  -----------
  Total Liabilities and Shareholders' Equity                                     $   295,958  $   285,493
                                                                                 ===========  ===========


   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN THOUSANDS-EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                1999      1998       1999       1998
                                                              -------   --------   ---------  ---------
Interest and dividend income
  Loans, including fees                                        $ 3,849    $ 3,873   $ 11,144   $ 11,948
  Taxable securities                                             1,238        934      3,739      2,651
  Non-taxable securities                                           324        278        980        906
  Other interest and dividend income                                65        114        188        309
                                                               -------    -------   --------   --------
      Total interest and dividend income                         5,476      5,199     16,051     15,814

Interest expense
  Deposits
    Demand                                                         214        269        656        791
    Savings                                                        383        479      1,146      1,416
    Time                                                         1,458      1,481      4,392      4,540
  Other borrowings                                                 437        180      1,035        538
                                                               -------    -------   --------   --------
      Total interest expense                                     2,492      2,409      7,229      7,285

NET INTEREST INCOME                                              2,984      2,790      8,822      8,529

Provision for loan losses                                          141        128        544        676
                                                               -------    -------   --------   --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              2,843      2,662      8,278      7,853

Non-interest income
  Service charges on deposit accounts                              181        201        540        560
  Other income                                                      89        262        415        602
                                                               -------    -------   --------   --------
      Total non-interest income                                    270        463        955      1,162

Non-interest expense
  Salaries and employee benefits                                 1,032        949      3,045      3,032
  Occupancy                                                        334        301        974        872
  Other expenses                                                   707        804      2,184      2,225
                                                               -------    -------   --------   --------
      Total non-interest expense                                 2,073      2,054      6,203      6,129

INCOME BEFORE INCOME TAXES                                       1,040      1,071      3,030      2,886
  Income tax expense                                               264        296        749        747
                                                               -------    -------   --------   --------

NET INCOME                                                     $   776    $   775   $  2,281   $  2,139
                                                               =======    =======   ========   ========

Earnings per common share - Basic                              $  0.28    $  0.28   $   0.81   $   0.77
Earnings per common share - Diluted                            $  0.28    $  0.28   $   0.81   $   0.76
Dividends per common share                                     $  0.13    $  0.11   $   0.39   $   0.34


   See accompanying notes to the condensed consolidated financial statements
                                                                               4

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(IN THOUSANDS)


                                                                                                              ACCUMULATED
                                                                           ADDITIONAL                           OTHER
                                                               COMMON       PAID IN   RETAINED COMPREHENSIVE COMPREHENSIVE
                                                                STOCK       CAPITAL   EARNINGS    INCOME       INCOME      TOTAL
                                                              ---------- ----------- ---------- ------------ ---------- -----------

BALANCE AT JANUARY 1, 1998                                      $ 2,667    $ 15,551    $ 7,322                 $   172    $ 25,712
  Net income                                                                             2,139     $ 2,139                   2,139
  Other comprehensive income, net of tax:
        Net change in unrealized gain/(loss) on
           securities available for sale                                                               209         209         209
                                                                                                   =======
  Comprehensive income                                                                               2,348
                                                                                                   =======
  Cash dividends - $0.34 per share                                                        (855)                               (855)
                                                                -------    --------    -------                 -------    --------
BALANCE AT SEPTEMBER 30, 1998                                     2,667      15,551      8,606                     381      27,205

BALANCE AT JANUARY 1, 1999                                        2,800      17,802      6,840                    (121)     27,321
  Net income                                                                             2,281     $ 2,281                   2,281
  Proceeds and tax benefit from
    exercise of stock options                                         3          21                                             24
  Other comprehensive income, net of tax:
      Cumulative effect change from transfer of securities
        from held to maturity to available for sale upon
        adoption of SFAS No. 133                                                                       445         445         445
        Net change in unrealized gain/(loss) on
         securities available for sale                                                              (3,256)     (3,256)     (3,256)
                                                                                                   =======
       Comprehensive income (loss)                                                                  $ (530)
                                                                                                   =======
  Cash dividends - $0.39 per share                                                      (1,093)                             (1,093)
                                                                -------    --------    -------                --------    --------
BALANCE AT SEPTEMBER 30, 1999                                   $ 2,803    $ 17,823    $ 8,028                $ (2,932)   $ 25,722
                                                                =======    ========    =======                ========    ========



   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)                                                                             Nine Months Ended
                                                                                             September 30,
                                                                                    1999                       1998
                                                                                 -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  2,281                   $  2,139
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                   570                        521
      Provision for loan losses                                                       544                        676
      Deferred taxes                                                                 (172)                        31
      Federal Home Loan Bank stock dividend                                           (83)                      (108)
      Gain on sale/call of securities                                                   -                          -
      (Accretion)/amortization of securities, net                                     122                         92
      Gain on sale of loans                                                           (53)                         -
      Amortization of mortgage servicing rights                                        29                          -
      Gain/Loss on sale of assets                                                       9                        (88)
      Net changes in accrued interest receivable and other assets                    (889)                    (1,241)
      Net changes in accrued expenses and other liabilities                           207                          5
                                                                                 --------                   --------
      Net cash from operating activities                                            2,565                      2,027

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                                   -                          -
  Proceeds from maturities/calls                                                   16,584                     25,762
  Purchases                                                                       (19,077)                   (34,771)
Securities held to maturity
  Proceeds from maturities/calls                                                        -                      5,342
  Purchases                                                                        (3,961)                      (958)
Net change in loans                                                               (13,003)                     7,493
Net purchases of premises and equipment                                            (1,705)                      (414)
Proceeds from sale of assets                                                          269                        (42)
                                                                                 --------                   --------
      Net cash from investing activities                                          (20,893)                     2,412


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                              7,065                        679
Net change in short-term borrowings                                                 3,336                     (4,767)
Proceeds from long-term debt                                                        3,693                      3,600
Principal payments on long-term debt                                                 (714)                      (180)
Proceeds from exercise of stock options                                                24                          -
Cash dividends paid                                                                (1,093)                      (855)
                                                                                 --------                   --------
      Net cash from financing activities                                           12,311                     (1,523)
                                                                                 --------                   --------

Net change in cash and cash equivalents                                            (6,017)                     2,916

Cash and cash equivalents at beginning of year                                     16,492                     10,587
                                                                                 --------                   --------

Cash and cash equivalents at end of period                                       $ 10,475                   $ 13,503
                                                                                 ========                   ========

     Interest paid                                                               $  7,276                   $  7,392
     Income taxes paid                                                                559                        484

Non-cash transfer from loans to other real estate and repossessions              $    244                          -
Non-cash transfer of securities from held to maturity to available for sale
  upon adoption of SFAS No. 133                                                    16,005                          -


   See accompanying notes to the condensed consolidated financial statements
                                                                               6

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at September 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 1998 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1998 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONSOLIDATION:
                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation.

         NATURE OF OPERATIONS:
                  The Company's and Banks' revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, eastern, southeastern, and central Ohio and include a wide range of individuals, business and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items. Commercial loans are expected to be repaid from cash flows of the business. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business in Glouster, Nelsonville, Amesville, and a Loan Production office in Lancaster, Ohio. All of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.

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

                              UNITED BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

         EARNINGS AND DIVIDENDS PER SHARE:
                  Basic earnings per share ("EPS") is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted-average number of shares outstanding for basic EPS was 2,802,057 and 2,802,298 for the nine months ended September 30, 1999 and 1998, respectively. The weighted-average number of shares outstanding for diluted EPS was 2,824,704 and 2,826,903 for the nine months ended September 30, 1999 and 1998, respectively. There was no per share dilution of the stock options for the nine months ended September 30, 1999. The per share dilution of the stock options was $0.01 for the nine months ended September 30, 1998.

         IMPACT OF RECENT ACCOUNTING STANDARDS:
                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. The Corporation adopted SFAS No. 133 effective April 1, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. As a result, the Company transferred $16,005,000 of securities classified as held to maturity to available for sale. The unrealized gain at the time the securities were transferred was approximately $674,000. The after tax effect of the transfer was to increase equity by $445,000 and is shown as cumulative effect of accounting change in other comprehensive income. The adoption of SFAS No. 133 did not have any other significant impact on the Company's financial statements.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE INCOME:

                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:



                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
               (IN THOUSANDS)                         1999     1998         1999        1998
                                                   ---------- ---------  ---------- ----------
Net Income                                             $ 776     $ 775     $ 2,281    $ 2,139
Other comprehensive income, net of tax:
      Unrealized gains (loss) on available
        for sale securities arising during period       (493)      211      (3,256)       209
      Transfer of securities from held to maturity
        to available for sale upon adoption of
        SFAS No. 133                                       -         -         445          -
                                                       -----     -----      ------    -------
Total other comprehensive income (loss), net of tax     (493)      211      (2,811)       209
                                                       -----     -----      ------    -------
Comprehensive Income (Loss)                            $ 283     $ 986      $ (530)   $ 2,348
                                                       =====     =====      ======    =======


                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.       SECURITIES:

                  Securities were as follows:


                                                              GROSS       GROSS
                (In thousands)                 AMORTIZED    UNREALIZED  UNREALIZED    ESTIMATED
                                                 COST         GAINS       LOSSES      FAIR VALUE
                                              --------     ----------   ---------     ---------
AVAILABLE FOR SALE - SEPTEMBER 30, 1999
US Agency obligations                         $ 71,818     $       7    $  (4,606)    $  67,219
State and Municipal obligations                 17,918           345         (161)       18,102
Mortgage-backed securities                       2,124             -          (42)        2,082
Other securities                                 2,681            16            -         2,697
                                              --------     ---------    ---------     ---------
                                              $ 94,541     $     368    $  (4,809)    $  90,100
                                              ========     =========    =========     =========

AVAILABLE FOR SALE - DECEMBER 31, 1998
US Treasury obligations                       $  1,497     $      12    $       -     $   1,509
US Agency obligations                           67,814           263         (571)       67,506
State and Municipal obligations                  2,118            80           (1)        2,197
Mortgage-backed obligations                      3,010            20           (2)        3,028
Other securities                                 1,536            16            -         1,552
                                              --------     ---------    ---------     ---------
                                              $ 75,975     $     391    $    (574)    $  75,792
                                              ========     =========    =========     =========

HELD TO MATURITY - SEPTEMBER 30, 1999
US Agency obligations                         $  2,494     $       -    $     (52)    $   2,442
State and Municipal obligations                  7,298            81         (151)        7,228
Other securities                                    46             -            -            46
                                              --------     ---------    ---------     ---------
                                              $  9,838     $      81    $    (203)    $   9,716
                                              ========     =========    =========     =========

HELD TO MATURITY - DECEMBER 31, 1998
State and Municipal obligations               $ 21,847     $     996    $      (4)    $  22,839
Other securities                                    46             -            -            46
                                              --------     ---------    ---------     ---------
                                              $ 21,893     $     996    $      (4)    $  22,885
                                              ========     =========    =========     =========



Sales of securities available for sale were as follows:


(IN THOUSANDS)                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   1999            1998
                                               -------------- ---------------
Proceeds                                       $    -         $ 2,121
Gross gains                                         -              13
Gross losses                                        -              12


Included above in gross gains for 1998, were gains of $10,000 resulting from securities called prior to maturity.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       SECURITIES: (CONTINUED)


                  Contractual maturities of securities at September 30, 1999 were as follows:


AVAILABLE FOR SALE (IN THOUSANDS)                     AMORTIZED         ESTIMATED
                                                        COST           FAIR VALUE
                                                      ---------        ----------
US Agency obligations
  1 - 2   Years                                       $   1,000        $    1,007
  2 - 5   Years                                           1,250             1,222
  5 - 10  Years                                          31,815            30,413
 Over 10  Years                                          37,753            34,577
                                                      ---------        ----------
  Total                                                  71,818            67,219
                                                      ---------        ----------
State and municipal obligations
  Under 1 Year                                            1,271             1,277
  1 - 2  Years                                            2,536             2,577
  2 - 5  Years                                           11,115            11,326
  5 - 10 Years                                              881               879
 Over 10 Years                                            2,115             2,043
                                                      ---------        ----------
  Total                                                  17,918            18,102
                                                      ---------        ----------
Mortgage Backed securities
  5 - 10  Years                                             234               227
  Over 10 Years                                           1,890             1,855
                                                      ---------        ----------
   Total                                                  2,124             2,082
                                                      ---------        ----------
Other investments
  Equity securities                                       2,681             2,697
                                                      ---------        ----------

Total securities available for sale                   $  94,541        $   90,100
                                                      =========        ==========

HELD TO MATURITY (IN THOUSANDS)

US Agency obligations
  5 - 10  Years                                           1,495             1,476
  Over 10 Years                                             999               966
                                                      ---------        ----------
  Total                                                   2,494             2,442
                                                      ---------        ----------
State and municipal obligations
  2 - 5   Years                                            560               566
  5 - 10  Years                                           4,602             4,652
  Over 10 Years                                           2,136             2,010
                                                      ---------        ----------
  Total                                                   7,298             7,228
                                                      ---------        ----------
Other investments
  Equity securities                                          46                46
Total securities held to maturity                     $   9,838        $    9,716
                                                      =========        ==========





Securities with an amortized cost of approximately $45,538,000 at September 30, 1999 and $37,084,000 at December 31, 1998 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       ALLOWANCE FOR LOAN LOSSES

                  The activity in the allowance for loan losses was as follows:



                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                      (IN THOUSANDS)                   1999               1998              1999               1998
                                                     --------           --------          --------           --------
Beginning Balance                                    $ 2,935            $ 3,053           $ 3,033            $ 3,039
  Provision charged to operating expense                 141                128               544                676
  Loans charged-off                                     (164)              (206)             (764)              (809)
  Recoveries                                             109                 78               208                147
                                                     -------            -------           -------            -------
Ending Balance                                       $ 3,021            $ 3,053           $ 3,021            $ 3,053
                                                     =======            =======           =======            =======



                  Loans considered impaired under the provisions of SFAS No. 114 were not material at September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998.

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

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED)

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 1999 and December 31, 1998 follows:


                                                                     SEPTEMBER 30,      DECEMBER 31,
                               (IN THOUSANDS)                            1999               1998
                                                                    ----------------  -----------------
         Commitments to extend credit                               $ 15,470           $ 16,655
         Credit card lines                                               638                541
         Standby letters of credit                                       379                269


                  At September 30, 1999, and included above, commitments to make fixed-rate loans totaled $5,790,000 with the interest rates on those fixed-rate commitments ranging from 7.25% to 8.25%. At December 31, 1998, commitments to make fixed rate loans totaled $843,000 with interest rates on those fixed-rate commitments ranging from 7.75% to 8.25%.

                  At September 30, 1999 and December 31, 1998, reserves of $1,088,000 and $1,116,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of September 30, 1999, as compared to December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 compared to the same periods in 1998. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

         FORWARD-LOOKING STATEMENTS

                  When used in this document, the words or phrases "will likely result," "are expected to," "will continue," " is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainities including changes in economic conditions in the Banks' market areas, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Banks' market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any statements expressed with respect to future periods.

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

-       1902              Original banking charter granted for The German Savings Bank (later changed to The
                          Citizens Savings Bank).
-       1974              Construction of a full-service branch banking facility 6 miles west in Colerain, Ohio.
-       1978              Construction of a full-service branch banking facility 2 miles south in Bridgeport, Ohio.
-       1980              Construction of a limited-service auto-teller banking location in Martins Ferry, Ohio.
-       1983              Creation of United Bancorp, Inc. as a single-bank holding company through acquisition of
                          100% of the voting stock of The Citizens Savings Bank of Martins Ferry, Ohio ("CITIZENS").
                          Also, began operation of Automated Teller Machine ("ATM") in Aetnaville, Ohio.
-       1984              CITIZENS opened a newly constructed 21,500 square foot main-office facility in Martins
                          Ferry, Ohio, adjacent to the auto-teller facility built in 1980.
-       1986              United Bancorp, Inc. became a multi-bank holding company through the acquisition of 100%
                          of the voting stock of The Citizens-State Bank of Strasburg, Strasburg, Ohio ("CITIZENS-STATE").
-       1990              CITIZENS converted from third-party data processing to in-house data processing. CITIZENS-
                          STATE constructed a full-service branch bank 6 miles south of Strasburg in Dover, Ohio.
-       1991              CITIZENS began providing third party data processing services to affiliate bank CITIZENS-STATE.
-       1992              CITIZENS-STATE acquired two branch bank locations in New Philadelphia and Sherrodsville, Ohio.
-       1993              CITIZENS relocated Data Processing, Accounting and Bookkeeping to a renovated Operations Center across from the main office in Martins Ferry, Ohio.
-       1994              CITIZENS-STATE purchased a branch bank in Dellroy, Ohio.
-       1996              CITIZENS converted to check imaging and optical character recognition for data processing at all locations.
-       1997              CITIZENS opened a full-service Retail Banking Center inside Riesbeck's Food Markets, Inc.'s
                          St. Clairsville, Ohio store. Additionally, CITIZENS introduced a Secondary Market Real Estate
                          Mortgage Program available for all locations and introduced a MasterCard(R)Check Card to the local market area.
-       1998              CITIZENS-STATE introduced an indirect automobile lending program.
-       1998              CITIZENS increased ATM network by six cash dispenser machines in various Riesbecks' Food Markets.
-       1998              Effective July 7, 1998, the acquisition of Southern Ohio Community Bancorporation, Inc. was
                          completed and The Community Bank, Glouster, Ohio ("COMMUNITY") was added as a third banking charter to the Company.
-       1999              January 28, 1999 CITIZENS acquired a full service banking facility in Jewett, Ohio
-       1999              March 1999 COMMUNITY opened a Loan Production Office in Lancaster, Ohio.
-       1999              CITIZENS established a full service brokerage division to be known as Brokerage United with securities provided through Raymond James Financial Services, Inc. member NASD/SIPC.
-       1999              CITIZENS-STATE merged into CITIZENS.
-       1999              COMMUNITY moved their main office to Lancaster, Ohio.


                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



         ANALYSIS OF FINANCIAL CONDITION

         EARNING ASSETS - LOANS
                  At September 30, 1999, gross loans were $176,424,000 compared to $164,221,000 at year-end 1998, an increase of 7.4%. The increase in total outstanding loans was the result of growth in the commercial real estate and installment portfolios. COMMUNITY opened a Loan Production Office during the first quarter of 1999 in Lancaster, Ohio. Management anticipates the expansion plans for COMMUNITY will provide a solid market for loan growth as total outstanding loans have increased 39.5% at that affiliate from December 31, 1998.

                  Installment loans, with continued emphasis placed on the indirect automobile lending market, stayed relatively constant at 29.9% of total loans at September 30, 1999 compared to 29.0% at year-end 1998. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 14 branch locations. Management has worked to expand the lending market of COMMUNITY into the Lancaster, Ohio area which provided an increase of installment loans of $5,073,000 from December 31, 1998. As a result of the expansion of the lending market, the installment loan portfolio increased 10.6% since December 31, 1998.

                  Commercial and commercial real estate loans comprised 41.4% of total loans at September 30, 1999 compared to 40.9% at December 31, 1998. Commercial and Commercial real estate have increased $5,868,000 since December 31, 1998. The commercial and commerical real estate portfolios have increased 8.7% from December 31, 1998. The Company has originated and bought participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out-of-area loans at September 30, 1999 were 9.3% of total loans and 22.4% of total commercial and commercial real estate loans compared to 11.6% and 28.4% at year-end 1998.

                  Real estate loans were 28.7% of total loans at September 30, 1999 compared to 30.1% at year-end 1998. Real estate loans increased $1,262,000 since December 31, 1998. Our real estate loans are not growing as quickly as commercial, commercial real estate, and installment, however, we are seeing a steady increase in real estate due to customers' preference change to adjustable rate real estate loans in the rising rate environment.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management monthly and the Board of Directors quarterly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable losses associated with the loan portfolio. Net charge-offs for the

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         nine months ended September 30, 1999 were approximately $556,000, or 18.3%, of the beginning allowance for loan losses compared to $662,000, or 21.8%, of the beginning balance for loan losses for the nine months ended September 30, 1998. Almost all charge-offs in 1999 have been related to the installment loan portfolio.

         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their known levels of credit risk. Securities available for sale at September 30, 1999 increased approximately $14.3 million, or 18.9% from year-end 1998 totals. The overall upward movement resulted primarily from the reclassification of securities from held to maturity to available for sale. Securities held to maturity decreased $12.1 million, or 55.1% at September 30, 1999 compared to year-end 1998 totals. Management elected to reclassify $16.0 million of securities held to maturity to available for sale upon adoption of SFAS No. 133.

                  Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At September 30, 1999, federal funds sold totaled $1,465,000 compared to $5,170,000 at year-end 1998.


         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 1999, total core deposits increased approximately $8,630,000 primarily from an increase of savings and time deposits under $100,000 of $2.3 million and $9.3 million, respectively. This was partly offset by decreases in interest bearing demand deposits of $1.3 million and noninterest bearing demand deposits of $1.8 million. The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others that may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 1999, certificates of deposit greater than $100,000 decreased approximately $1.6 million, or 7.1% from year-end 1998 totals.

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND
                                OTHER BORROWINGS
         Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first nine months of 1999, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreement are with local school districts, city and county government.

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED
          SEPTEMBER 30, 1999

         NET INCOME
                  Basic earnings per share for the three months ended September 30, 1999 was $0.28, compared with $0.28 for the three months ended September 30, 1998. Net income increased $1,000 for three months ended September 30, 1999, compared to the same period in 1998.

         NET INTEREST INCOME
                  Net interest income for the three months ended September 30, 1999 was $2,984,000 compared to $2,790,000 for the same period in 1998. Net interest income increased $194,000, or 7.0%. The increase can be attributed to the overall growth in the Company's interest-bearing assets, partially offset by a decrease in the interest rate spread.

                  Total interest income for the three months ended September 30, 1999, when compared to the same three months period ended September 30, 1998, increased 5.3%. The Company has experienced increased competition in the lending area and expects this trend to continue. The cause for the incline in total interest income is a result an increase in securities interest income of $350,000, when compared to the same three months period ended September 30, 1998.

                  Total interest expense for the three months ended September 30, 1999 when compared to the same three months period ended September 30, 1998, increased 3.4%. The Company has seen an increase in interest expense due to an increase in the third quarter of time deposits.

         PROVISION FOR LOAN LOSSES
                  The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover losses that may occur in the normal course of lending.

                  The total provision for loan losses was $141,000 for the three months ended September 30, 1999 compared to $128,000 the same period in 1998. Management increased the provision due to increased lending volume in the third quarter.

         NONINTEREST INCOME
                  Noninterest income for the three months ended September 30, 1999 was $270,000 compared to $463,000 for the same three months period ended September 30, 1998. For the three months ended September 30, 1999 compared to the same period in 1998, noninterest

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         income decreased approximately 41.7%. The decrease in noninterest income can be attributed to a decrease in secondary market fee income of approximately $52,000. The secondary market loan production has declined due to the rise in interest rates. Customer preference has shifted to adjustable rate mortgages during 1999.

         NONINTEREST EXPENSE
                  Noninterest expense for the three months ended September 30, 1999 increased 0.9% over the three months ended September 30, 1998. Management has taken an active role in maintaining control over noninterest expense.

         RESULTS OF OPERATIONS FOR NINE MONTHS ENDED
          SEPTEMBER 30, 1999

         NET INCOME
                  Basic earnings per share for the nine months ended September 30, 1999 was $0.81, compared with $0.77 for the nine months ended September 30, 1998. On an annualized basis, Return on Average Assets
         (ROA) was 1.06% and Return on Average Equity (ROE) was 11.47% compared to ROA of 1.07% and ROE of 10.76% for the nine months ended September 30, 1998.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 3.4% for the nine months ended September 30, 1999 compared to the same period in 1998.

                  Total interest income for the nine months ended September 30, 1999, when compared to the same nine months period ended September 30, 1998, increased 1.5%. The Company has experienced increased competition in the lending area and expects this trend to continue. The cause for the incline in total interest income is a result an increase in securities interest income of $1,162,000, when compared to the same nine months period ended September 30, 1998.

                  Total interest expense for the nine months ended September 30, 1999 when compared to the same nine months period ended September 30, 1998, decreased 0.7%. Overall, the Company has seen some downward pressures to cost of funds relative to demand and savings deposit accounts. This downward pressure has been offset by the increased cost of certificates of deposit. This decrease in interest expense was primarily the result of lower rates on demand and savings accounts.

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

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  The total provision for loan losses was $544,000 for the nine months ended September 30, 1999 compared to $676,000 for the same period in 1998. In 1998, Management recorded an additional provision at COMMUNITY of approximately $300,000 to bring their loan loss reserve in line with the Company's loan loss reserve methodology. Without this adjustment the provision for the nine months ending September 30, 1998 would have been $376,000. With consideration of this adjustment, the provision for the nine months ending September 30, 1999 would have increased $168,000. Management increased the provision in 1999, due to an increase in the loan volumes.

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the nine months ended September 30, 1999 was $955,000 compared to $1,162,000 for the same nine months periods ended September 30, 1998. For the nine months ended September 30, 1999 compared to the same period in 1998, noninterest income decreased approximately 17.8%


         NONINTEREST EXPENSE
                  Noninterest expense for the nine months ended September 30, 1999 increased 1.2% over the nine months ended September 30, 1998. Nonrecurring costs of approximately $150,000 were incurred during the first nine months of 1999 related to CITIZENS Jewett branch purchase, CITIZENS opening of a full service brokerage operations and COMMUNITY's construction of a new headquarters in downtown Lancaster and a full service banking center on the east side of Lancaster, Ohio.

         CAPITAL RESOURCES
                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 1999 was $25,722,000 compared to $27,321,000 at December 31, 1998, a 5.9% decrease. This decrease is attributable to the market value adjustment on the company's available for sale securities. Total shareholders' equity in relation to total assets was 8.7% at September 30, 1999 and 9.6% at December 31, 1998.

                  The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

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


                                                   TOTAL              TIER 1           TIER 1
                                                CAPITAL TO         CAPITAL TO       CAPITAL TO
                                              RISK-WEIGHTED      RISK-WEIGHTED        AVERAGE
                                                  ASSETS             ASSETS           ASSETS
                                             -----------------  -----------------  --------------
            Well capitalized                      10.00%              6.00%           5.00%
            Adequately capitalized                 8.00%              4.00%           4.00%
            Undercapitalized                       6.00%              3.00%           3.00%


            The following table illustrates the Company's risk-weighted capital ratios at September 30, 1999:


                                                                      SEPTEMBER 30,
                                 (IN THOUSANDS)                           1999
                                                                      -------------
            Tier 1 capital                                             $   28,475
            Total risk-based capital                                   $   30,837
            Risk-weighted assets                                       $  188,318
            Average total assets                                       $  287,278

            Tier 1 capital to average assets                                 9.91%
            Tier 1 risk-based capital ratio                                 15.12%
            Total  risk-based capital ratio                                 16.37%


         LIQUIDITY
                  Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

                  For the nine months ended September 30, 1999, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net decrease in cash and cash equivalents of $6,017,000 was primarily the result of a net purchase of investment securities of $6,454,000 and increase in loans of $13,003,000, off-set by net cash provided in financing activities of $12,311,000 related primarily to an increase in other borrowed funds and deposits. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

Year 2000 Costs

Management anticipates the external costs associated with preparing for the Year 2000 to be approximately $30,000. The company has spent approximately $25,000 of these costs and anticipates to incur the remaining costs during the last quarter of the year.

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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 91% of the portfolio compared to the 9% for held to maturity securities. The Company primarily invests in US Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 34% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. In addition, the Company also originates consumer and commercial loans, which make up a significant percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted-average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates.

         Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 1998 Annual Report as of December 31, 1998, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 50 basis points in market interest rates. Management believes that no events have occurred since December 31, 1998 which would significantly change the Company's NPV at September 30, 1999 under each assumed shifts of 50 basis points in market interest rates.

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

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                   Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable.


         ITEM 5.   OTHER INFORMATION
                   Not applicable.

         ITEM 6.   EXHIBITS AND REPORTS ON FORM
                   (a) Exhibits
                   (b) Reports on Form


                   Form 8 K filed on September 15, 1999, disclosed the Company's reappointment of James W. Everson as Chairman, President, & Chief Executive Officer of the Citizens Savings Bank.

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



















         November 2, 1999                        By:   /s/ James W. Everson
        ------------------                       -------------------------------
         Date                                    James W. Everson
                                                 Chairman, President &
                                                 Chief Executive Officer






         November 2, 1999                        By:   /s/ Randall M. Greenwood
        ------------------                       -------------------------------
         Date                                    Randall M. Greenwood
                                                 Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit No.                      Description
----------                       -----------
    27                           Financial Data Schedule