Form 10-K405
period 1999-12-31
UNITED BANCORP INC /OH/
filed 2000-03-29
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               FOR THE TRANSITION PERIOD FROM     N/A     TO     N/A
                                              -----------    -----------

                         COMMISSION FILE NUMBER 0-16540
                                                -------

                              UNITED BANCORP, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its Charter.)

                             OHIO                                             34-1405357
--------------------------------------------------------------    ---------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS) Employer Identification No.)


         201 SOUTH FOURTH STREET, MARTINS FERRY, OHIO                           43935
         --------------------------------------------                         ---------
           (Address of principal executive offices)                           (ZIP Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (740) 633-0445
                                                   -------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, PAR VALUE $1.00 A SHARE                NASDAQ REGULAR MARKET (SMALLCAP)
-------------------------------------           ------------------------------------------
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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 17, 2000.

                   COMMON STOCK, $1.00 PAR VALUE: $36,254,750
                   ------------------------------------------

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 17, 2000.

                 COMMON STOCK, $1.00 PAR VALUE: 2,942,885 SHARES
                 -----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED DECEMBER 31, 1999 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II, (INDEX ON PAGE 2)

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 19, 2000 ARE INCORPORATED BY REFERENCE INTO PART III (INDEX ON PAGE 2).

                         UNITED BANCORP, INC. FORM 10-K

            INDEX OF ITEMS INCORPORATED BY REFERENCE WITHIN FORM 10-K

                      FORM 10-K
PAGE #            ITEM DESCRIPTION                                              REFERENCE DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------

     3     Part I, Item 1, (a)                   Incorporated by reference to Pages 9 - 11 of the Annual Report To Shareholders.

     3     Part I, Item 1, (b)                   Incorporated by reference to Page 36, Note 1 of the Annual Report To Shareholders.

     4     Part I, Item 1, I                     Incorporated by reference to Pages 27 - 28 of the Annual Report To Shareholders.

     5     Part I, Item 1, II, B                 Incorporated by reference to Page 40, Note 2 of the Annual Report To Shareholders.

     7     Part I, Item 1, III, C, 4             Incorporated by reference to Page 47, Note 11 of the Annual Report To Shareholders.

     7     Part I, Item 1, IV                    Incorporated by reference to Page 19 and Pages 36 - 37, Note 1 the Annual Report To
                                                   Shareholders.

     10    Part I, Item 1, V, A                  Incorporated by reference to Page 27 of the Annual Report To Shareholders.

     11    Part I, Item 2                        Incorporated by reference to Pages 9 - 11 of the Annual Report To Shareholders.

     11    Part I, Item 3                        Incorporated by reference to Page 47, Note 10 of the Annual Report To
                                                  Shareholders.

     11    Part II, Item 5                       Incorporated by reference to Page 16 of the Annual Report To Shareholders.

     11    Part II, Item 6                       Incorporated by reference to Inside Back Cover of the Annual Report To
                                                  Shareholders.

     12    Part II, Item 7                       Incorporated by reference to Pages 17 - 30, of the Annual Report To Shareholders.

     12    Part II, Item 7A                      Incorporated by reference to Pages 23 - 25 of the Annual Report To Shareholders.

     12    Part II, Item 8                       Incorporated by reference to Pages 26 and 31 - 52 of the Annual Report To
                                                  Shareholders.

     13    Part III, Item 10                     Incorporated by reference to Pages 4 - 8 of the Proxy Statement.

     13    Part III, Item 11                     Incorporated by reference to Pages 10 - 15 of the Proxy Statement.

     13    Part III, Item 12                     Incorporated by reference to Pages 4 - 8 of the Proxy Statement.

     13    Part III, Item 13                     Incorporated by reference to Page 15 of the Proxy Statement.

     14    Part IV, Item 14, (a), 1              Incorporated by reference to Pages 31 - 52 of the Annual Report To Shareholders.

     14    Part IV, Item 14, (a), 2              Incorporated by reference to Page 26 of the Annual Report To Shareholders.

     14    Part IV, Item 14, (a), 3, Exhibit 10  Incorporated by reference to Page 14 of the Proxy Statement.

     14    Part IV, Item 14, (a), 3, Exhibit 11  Incorporated by reference to Page 38 and Page 52 of the Annual Report To
                                                  Shareholders.

                         UNITED BANCORP, INC. FORM 10-K

PART I

ITEM 1   DESCRIPTION OF BUSINESS

              (a)  GENERAL DEVELOPMENT OF BUSINESS

                   United Bancorp, Inc. (Company) is a multi-bank holding company headquartered in Martins Ferry, Ohio. The Company has two wholly-owned subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS) and The Community Bank, Lancaster, Ohio (COMMUNITY), collectively "Banks". For additional information about the Company's location and description of business, refer to Pages 9 - 11, Corporate Profile, in the Annual Report To Shareholders for the year ended December 31, 1999.

              (b)  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

                   Refer to Page 36, Note 1 of the Annual Report To
                   Shareholders.

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

                   The Company's Banks are located in northeastern, eastern, and southeastern Ohio and are engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches located in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. In 1999, CITIZENS opened a full service brokerage division known as Brokerage United with securities provided through Raymond James Financial Services, Inc. member NASD/SIPC. COMMUNITY conducts its business through its seven offices in Amesville, Glouster, Lancaster, and Nelsonsville, Ohio.

                   The markets in which the Banks' operate continue to be highly competitive. CITIZENS competes for loans and deposits with other retail commercial banks, savings and loan associations, finance companies, credit unions and other types of financial institutions within the Mid-Ohio valley geographic area along the eastern border of Ohio, extending into the northern panhandle of West Virginia and the Tuscarawas and Carroll County geographic areas of northeastern Ohio. COMMUNITY also encounters similar competition for loans and deposits throughout the Athens, Hocking, and Fairfield County geographic areas of central and southeastern Ohio.

                   On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 ("GLB Act"), which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and Banks are also subject to certain state laws that deal with the use and distribution of non-public personal information

                         UNITED BANCORP, INC. FORM 10-K

              (c)  NARRATIVE DESCRIPTION OF BUSINESS (CONTINUED)

                   The Company's two subsidiary banks are subject to regulation by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The regulations and restrictions affecting the Banks pertain to, among other things, allowable loans, guidelines for allowance for loan losses, accountability for fair and accurate disclosures to customers and regulatory agencies, permissible investments and limitations of risk and regulation of capital requirements for safe and sound operation of the financial institution.

                   The Banks have no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

                   The Company itself, as a shell holding company, has no compensated employees. CITIZENS has 81 full time employees, with 25 of these serving in a management capacity and 35 part time employees. COMMUNITY has 38 full time employees, with 13 serving in a management capacity and 10 part time employees. The Company considers employee relations to be good at all subsidiary locations.

              (d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

                   Not applicable.

            I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                   A   Refer to Page 27 of the Annual Report To Shareholders

                   B   Refer to Page 27 of the Annual Report To Shareholders

                   C   Refer to Page 28 of the Annual Report To Shareholders

                         UNITED BANCORP, INC. FORM 10-K


ITEM 1   DESCRIPTION OF BUSINESS (CONTINUED)

         II   INVESTMENT PORTFOLIO

                   A The following table sets forth the carrying amount of securities at December 31, 1999, 1998 and 1997:

                                                                             DECEMBER 31,
                                                            ----------------------------------------------------
                                  (In thousands)                  1999            1998                1997
                                                            -------------  ----------------  -------------------
                          AVAILABLE FOR SALE
                           US Treasury obligations           $         -    $        1,509     $          3,308
                           US Agency obligations                  65,952            67,506               37,199
                           Mortgage-backed obligations             2,017             3,028                3,785
                           State and municipal obligations        14,187             2,197                  577
                           Other securities                        3,206             1,597                1,134
                                                            -------------  ----------------  -------------------
                                                             $    85,362    $       75,837     $         46,003
                                                            =============  ================  ===================

                                   (In thousands)
                          HELD TO MATURITY
                           US Agency obligations             $     2,494    $            -     $          7,500
                           State and municipal obligations         7,300            21,848               21,560
                                                            -------------  ----------------  -------------------
                                                             $     9,794    $       21,848     $         29,060
                                                            =============  ================  ===================

                   B Refer to Page 40, Note 2 of the Annual Report To Shareholders.

                   C Excluding holdings of U.S. Agency, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 1999.

         III  LOAN PORTFOLIO

                   A    TYPES OF LOANS

                        The amounts of gross loans outstanding at December 31, 1999, 1998, 1997, 1996 and 1995 are shown in the following table according to types of loans:

                                                                          DECEMBER 31,
                                   ----------------------------------------------------------------------------------
                                       1999            1998                1997              1996           1995
                                   -------------  ----------------  -------------------  -------------  -------------
          (In thousands)
Commercial loans                       $ 15,463          $ 12,912             $ 16,636       $ 15,065       $ 13,606
Commercial real estate loans             60,305            54,195               49,189         41,565         35,926
Real estate loans                        51,357            49,438               49,857         52,955         51,042
Installment loans                        53,391            47,676               55,795         56,931         56,795
                                   -------------  ----------------  -------------------  -------------  -------------
  Total loans                          $180,516         $ 164,221            $ 171,477      $ 166,516      $ 157,369
                                   =============  ================  ===================  =============  =============





       Construction loans were not significant for the periods discussed.

                         UNITED BANCORP, INC. FORM 10-K

         III LOAN PORTFOLIO (CONTINUED)

                  B MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                      The following is a schedule of commercial and commercial real estate loans at December 31, 1999 maturing within the various time frames indicated:

                                   ONE YEAR       ONE THROUGH           AFTER
         (In thousands)             OR LESS       FIVE YEARS          FIVE YEARS          TOTAL
                                  ------------  ----------------  -------------------  -------------
  Commercial loans                   $ 13,204          $  1,536             $    723       $ 15,463
  Commercial real estate loans         24,762            21,190               14,353         60,305
                                  ------------  ----------------  -------------------  -------------
    Total                            $ 37,966          $ 22,726             $ 15,076       $ 75,768
                                  ============  ================  ===================  =============



                      The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31, 1999 due to mature after one year:

         (In thousands)           FIXED RATE     VARIABLE RATE     TOTAL > ONE YEAR
                                  ------------  ----------------  -------------------
  Commercial loans                   $  2,259          $      -             $  2,259
  Commercial real estate loans         14,053            21,490               35,543
                                  ------------  ----------------  -------------------
    Total                            $ 16,312          $ 21,490             $ 37,802
                                  ============  ================  ===================



                      Variable rate loans are those loans with floating or adjustable interest rates.

                  C   RISK ELEMENTS

                  1.  NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

                      The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, troubled debt restructurings and impaired loans at December 31, 1999, 1998, 1997, 1996 and 1995:

                                                                      DECEMBER 31,
                                             ------------------------------------------------------------
               (In thousands)                   1999        1998        1997        1996         1995
                                             -----------  ----------  ----------  ----------  -----------
Nonaccrual basis                                  $ 987       $ 399       $ 480       $ 667        $ 622
Accruing loans 90 days or greater past due           36         150         319         256          544
Troubled debt restructuring                         N/A         N/A         N/A         N/A          N/A

Impaired loans                                       (1)         (1)         (1)         (1)          (1)




  (1) Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not considered material during any of the periods presented.

  The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $47,000 for the year-ended December 31, 1999.

                         UNITED BANCORP, INC. FORM 10-K


ITEM 1   DESCRIPTION OF BUSINESS (CONTINUED)

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

                  2.  POTENTIAL PROBLEM LOANS

                      The Company had no potential problem loans as of December 31, 1999 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

                  3.  FOREIGN OUTSTANDING

                      Not applicable.

                  4.  LOAN CONCENTRATIONS

                      Refer to Page 47, Note 11 of the Annual Report To Shareholders.

                  D.  OTHER INTEREST-BEARING ASSETS

                      Not applicable.


         IV SUMMARY OF LOAN LOSS EXPERIENCE

                      For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer to Page 19, "Management Discussion and Analysis" and Pages 36 - 37, Note 1 of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K



ITEM 1   DESCRIPTION OF BUSINESS (CONTINUED)

         IV SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

              A   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                  The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 1999, 1998, 1997, 1996 and 1995:



                         (In thousands)                1999           1998          1997           1996           1995
                                                   -------------  ------------- -------------- -------------- -------------
               LOANS
               Loans outstanding                      $ 180,516      $ 164,221      $ 171,477      $ 166,516      $157,369
               Average loans outstanding              $ 168,868      $ 168,626      $ 169,066      $ 160,409      $150,429


                         (In thousands)
               ALLOWANCE FOR LOAN LOSSES

               Balance at beginning of year           $   3,033      $   3,039      $   2,756      $   2,593     $   1,693
               Loan charge-offs:
                    Commercial                               85            139            125            467            69
                    Commercial real estate                   30              -              -              -             -
                    Real estate                              21             51             20             40             9
                    Installment                             807            861            661            583           308
                                                   -------------  ------------- -------------- -------------- -------------
               Total loan charge-offs                       943          1,051            806          1,090           386
                                                   -------------  ------------- -------------- -------------- -------------


               Loan recoveries
                    Commercial                               50             87             32             13             6
                    Commercial real estate                   12                             -              -             -
                    Real estate                               3              9              3              5             1
                    Installment                             228            151            122             70            75
                                                   -------------  ------------- -------------- -------------- -------------
               Total loan recoveries                        293            247            157             88            82
                                                   -------------  ------------- -------------- -------------- -------------

               Net loan charge-offs                         650            804            649          1,002           304

               Provision for loan losses                    727            798            932          1,165         1,204
                                                   -------------  ------------- -------------- -------------- -------------

               Balance at end of year                 $   3,110      $   3,033      $   3,039      $   2,756     $   2,593
                                                   =============  ============= ============== ============== =============

               Ratio of net charge-offs to average
                 loans outstanding for the year           0.38%          0.48%          0.38%          0.62%         0.20%
                                                   =============  ============= ============== ============== =============

                         UNITED BANCORP, INC. FORM 10-K


ITEM 1   DESCRIPTION OF BUSINESS (CONTINUED)

         IV SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

                B     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                      The following table allocates the allowance for possible loan losses at December 31, 1999, 1998, 1997, 1996 and 1995. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

                                                      1999                                                    1998
                                           ---------------------------                             --------------------------
                                                         % OF LOANS                                              % OF LOANS
                     (In thousands)        ALLOWANCE      TO TOTAL            (In thousands)        ALLOWANCE     TO TOTAL
               Loan type                     AMOUNT         LOANS       Loan type                    AMOUNT        LOANS
                                           -----------  --------------                             ------------ -------------

                   Commercial                 $   195           8.57%       Commercial                 $   215         7.87%
                   Commercial real estate         439          33.40%       Commercial real estate         432        33.00%
                   Real estate                    343          28.45%       Real estate                    567        30.10%
                   Installment                    620          29.58%       Installment                    818        29.03%
                   Unallocated                  1,413             N/A       Unallocated                  1,001           N/A
                                           -----------  --------------                             ------------ -------------
                    Total                     $ 3,010         100.00%        Total                     $ 3,033       100.00%
                                           ===========  ==============                             ============ =============

                                                     1997                                                     1996
                                           ---------------------------                             --------------------------
                                                         % OF LOANS                                              % OF LOANS
                     (In thousands)        ALLOWANCE      TO TOTAL            (In thousands)        ALLOWANCE     TO TOTAL
               Loan type                     AMOUNT         LOANS       Loan type                    AMOUNT        LOANS
                                           -----------  --------------                             ------------ -------------

                   Commercial                 $   403           9.70%       Commercial                 $   320         9.05%
                   Commercial real estate         322          28.69%       Commercial real estate         292        24.96%
                   Real estate                    606          29.07%       Real estate                    601        31.80%
                   Installment                  1,200          32.54%       Installment                    841        34.19%
                   Unallocated                    508             N/A       Unallocated                    702           N/A
                                           -----------  --------------                             ------------ -------------
                    Total                     $ 3,039         100.00%        Total                     $ 2,756       100.00%
                                           ===========  ==============                             ============ =============


                                                     1995
                                           ---------------------------
                                                         % OF LOANS
                     (In thousands)        ALLOWANCE      TO TOTAL
               Loan type                     AMOUNT         LOANS
                                           -----------  --------------

                   Commercial                 $   551           8.65%
                   Commercial real estate         348          22.83%
                   Real estate                    416          32.43%
                   Installment                    694          36.09%
                   Unallocated                    584             N/A
                                           -----------  --------------
                    Total                     $ 2,593         100.00%
                                           ===========  ==============


                         UNITED BANCORP, INC. FORM 10-K

                V     DEPOSITS

                  A   SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

                         (1)      Refer to Page 27 of the Annual Report To Shareholders.
                         (2)      Refer to Page 27 of the Annual Report To Shareholders.
                         (3)      Refer to Page 27 of the Annual Report To Shareholders.
                         (4)      Refer to Page 27 of the Annual Report To Shareholders.
                         (5) -(8) Not applicable.

                  B   OTHER CATEGORIES

                      Not applicable.

                  C   FOREIGN DEPOSITS

                      Not applicable.

                  D   MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

                      The following schedule details the maturities of time certificates of deposit in amounts of $100,000 or more for the year ended December 31, 1999:

         (In thousands)
Three months or less                       $  4,738
Over three through six months                 2,791
Over six through twelve months                7,217
Over twelve months                            8,584
                                  ------------------
  Total                                    $ 23,330
                                  ==================


                  E   TIME DEPOSITS GREATER THAN $100,000 ISSUED BY FOREIGN
                      OFFICES.

                      Not applicable.

                 VI   RETURN ON EQUITY AND ASSETS

                      The ratio of net income to daily average total assets and average shareholders' equity, and certain other ratios, were as follows:

                                                                     DECEMBER 31,
                                                   --------------------------------------------
                                                       1999           1998           1997
                                                   -------------  -------------- --------------
Percentage of net income to:
     Average total assets                                 1.09%           1.17%          1.10%
     Average shareholders' equity                        11.94%          11.80%         11.48%
Percentage of dividends declared per common
  share to net income per common share - basic           46.73%          41.77%         36.38%
Percentage of average shareholders' equity
  to average total assets                                 9.14%           9.83%          9.55%

                         UNITED BANCORP, INC. FORM 10-K

ITEM 1   DESCRIPTION OF BUSINESS (CONTINUED)

         VII    SHORT-TERM BORROWINGS

                  Information concerning securities sold under agreements to repurchase is summarized as follows:


                                    (In thousands)                         1999            1998           1997
                                                                    --------------  -------------- --------------
                    Balance at December 31,                            $   5,788     $      7,733    $     8,391
                    Weighted average interest rate at December 31,           3.80%           4.44%          4.90%
                    Average daily balance during the year              $    7,306    $      7,817    $     8,211
                    Average interest rate during the year                    4.30%           4.66%          4.81%
                    Maximum month-end balance during the year          $    8,506    $      9,109    $     9,316




                  Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices

                  Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

                                  (In thousands)                      1999            1998           1997
                                                                  --------------  -------------- --------------
                  Balance at December 31,                           $     19,145    $      9,175   $          -
                  Weighted average interest rate at December 31,            4.75%           5.02%             -
                  Average daily balance during the year             $      9,363    $      2,085   $        608
                  Average interest rate during the year                     5.55%           5.95%          6.06%
                  Maximum month-end balance during the year         $     22,028    $      9,175   $      1,845



                  No other individual component of the borrowed funds total comprised more than 30% of shareholders' equity and accordingly are not disclosed in detail.

ITEM 2   PROPERTIES

         Refer to Pages 9 - 11, "Corporate Profile" in the Annual Report To Shareholders. Management considers the properties described on Pages 9
         - 11 of the Annual Report are in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured.

ITEM 3   LEGAL PROCEEDINGS

         Refer to Page 47, Note 10 of the Annual Report To Shareholders.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No motions were submitted to shareholders for a vote during the fourth quarter of 1999.

PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Refer to Page 16, "Shareholder Information" of the Annual Report To Shareholders.

ITEM 6   SELECTED FINANCIAL DATA

         Refer to inside back cover, "Five Year Performance Summary" of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Refer to Pages 17 - 30, "Management's Discussion and Analysis" of the Annual Report To Shareholders.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Pages 23 - 25, "Asset/Liability Management and Sensitivity to Market Risks" of the Annual Report To Shareholders.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to Pages 26 and 31 - 52 of the Annual Report To Shareholders.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There were no changes in or disagreements with accountants.

                         UNITED BANCORP, INC. FORM 10-K


PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)      Refer to Pages 4 - 8 of the Proxy Statement.
         (b)      Executive Officers of the Registrant:

                    James W. Everson                   61       Chairman, President and Chief Executive Officer

                    Alan M.  Hooker                    49       Executive Vice President - Administration

                    Norman F. Assenza, Jr.             54       Vice President - Operations and Secretary

                    Randall M. Greenwood               36       Vice President - Chief Financial Officer, Treasurer

                    James A. Lodes                     54       Vice President - Lending


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

                  Alan M. Hooker served as President of Fairfield National Division of the Park National Bank where he also served on their Advisory Board. He has held senior level banking positions with financial institutions in Washington, D.C., and Baltimore, Maryland. He has served as President and Chief Executive Officer of The Community Bank, Glouster, Ohio and as Executive Vice President Administration of United Bancorp, Inc. since October 26, 1998.

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

                  Refer to Page 15 of the Proxy Statement.

                         UNITED BANCORP, INC. FORM 10-K


PART IV

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
                  8-K

         (a)      DOCUMENTS FILED AS PART OF FORM 10-K

                  1. The following consolidated financial statements appear in the 1999 Annual Report To Shareholders and are incorporated by reference:

                           Report of Independent Auditors                                          Page     31
                           Consolidated Balance Sheets                                             Page     32
                           Consolidated Statements of Income                                       Page     33
                           Consolidated Statements of Shareholders' Equity                         Page     34
                           Consolidated Statements of Cash Flow                                    Page     35
                           Notes to the Consolidated Financial Statements                          Pages    36 - 52

                  2. The summary of selected quarterly results of operations appears on Page 26 in the 1999 Annual Report To Shareholders and is incorporated by reference.

                  3.       Exhibits

                           2        Not Applicable
                           3(i)(ii) Articles of Incorporation of United
                                    Bancorp, Inc. including amendments and By
                                    Laws, previously filed with the Securities
                                    and Exchange Commission on November 16,
                                    1983.
                           4        Not applicable.
                           9        Not applicable.
                           10       Reference to special severance agreement on
                                    Page 14 of the Proxy Statement
                           11       Statement regarding computation of per share
                                    earnings (included in Note 1 to the
                                    consolidated financial statements on page 38
                                    and Note 16 on Page 52 of the Annual Report
                                    To Shareholders.)
                           12       Not applicable.
                           13       Reference to the Annual Report To
                                    Shareholders for the fiscal year ended
                                    December 31, 1999.
                           16       Not applicable.
                           18       Not applicable.
                           21.1     Reference to The Citizens Savings Bank,
                                    Martins Ferry, Ohio, incorporated on
                                    December 31, 1902, previously filed with the
                                    Securities and Exchange Commission..
                           21.2     Reference to The Community Bank, Lancaster,
                                    Ohio, incorporated on August 1, 1949,
                                    previously filed with the Securities and
                                    Exchange Commission.
                           22       Not applicable.
                           23       Consents of Experts and Council.
                           24       Not applicable.
                           27       Financial Data Schedule
                           99       Not applicable.

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

                (Registrant) United Bancorp, Inc.

                By:      /s/ James W. Everson                                           March 24, 2000
                         -------------------------------------
                         James W. Everson, Chairman, President & CEO



                By:      /s/ Randall M. Greenwood                                       March 24, 2000
                         -------------------------------------
                         Randall M. Greenwood, CFO



                By:      /s/ Michael J. Arciello                                        March 24, 2000
                         -------------------------------------
                         Michael J. Arciello



                By:      /s/ John H. Clark, Jr.                                         March 24, 2000
                         -------------------------------------
                         John H. Clark, Jr.



                By:      /s/ John M. Hoopingarner                                       March 24, 2000
                         -------------------------------------
                         John M. Hoopingarner



                By:      /s/ Richard L. Riesbeck                                        March 24, 2000
                         -------------------------------------
                         Richard L. Riesbeck


                         /s/ L.E. Richardson, Jr.
                By:      -------------------------------------                          March 24, 2000
                         L.E. Richardson, Jr.



                By:      /s/ Matthew C. Thomas                                          March 24, 2000
                         -------------------------------------
                         Matthew C. Thomas

                         UNITED BANCORP, INC. FORM 10-K


EXHIBIT INDEX

         Exhibit No.       Description                           SK Item 601 No.
         -----------       -----------                           ---------------

                1          Financial Data Schedule               27

                2          Annual Report to Shareholders         13

                3          Consents of Experts and Council       23