Form 10-Q
period 2000-03-31
UNITED BANCORP INC /OH/
filed 2000-05-15
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       N/A      to     N/A
                               -------------------------

Commission File Number:                0-16540
                                       -------

                              UNITED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter.)

        OHIO                                               34-1405357
        ----                                               ----------
(State or other jurisdiction of incorporation            (IRS Employer
or organization)                                       Identification No.)


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

        COMMON STOCK, $1.00 PAR VALUE 2,942,885 SHARES AS OF MAY 5, 2000
        ----------------------------------------------------------------

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

     Condensed Consolidated Balance Sheets.............................................................................3

     Condensed Consolidated Statements of Income.......................................................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................................................5

     Condensed Consolidated Statements of Cash Flows...................................................................6

     Notes to the Condensed Consolidated Financial Statements.....................................................7 - 12

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................................13 - 20

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............................................21 - 22


PART II  OTHER INFORMATION

   ITEM 1.
     Legal Proceedings................................................................................................23

   ITEM 2.
     Changes in Securities and Use of Proceeds........................................................................23

   ITEM 3.
     Default Upon Senior Securities...................................................................................23

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................23

   ITEM 5.
     Other Information................................................................................................23

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................................................23

   SIGNATURES.........................................................................................................24


                              UNITED BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

PART I  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

(IN THOUSANDS)

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                             2000               1999
                                                                                         ------------        ------------
ASSETS
Cash and due from banks                                                                  $   8,235           $  11,097
Federal funds sold                                                                               -                 780
                                                                                         ------------        ------------
  Total cash and cash equivalents                                                            8,235              11,877
Securities available for sale                                                               85,477              85,362
Securities held to maturity
(Estimated fair value of $9,557 at 03/31/00 and $9,566 at 12/31/99)                          9,796               9,794
Loans receivable
  Commercial loans                                                                          19,054              15,463
  Commercial real estate loans                                                              59,533              60,305
  Real estate loans                                                                         51,907              51,357
  Installment loans                                                                         54,024              53,391
                                                                                         ------------        ------------
    Total loans receivable                                                                 184,518             180,516
Allowance for loan losses                                                                   (3,020)             (3,110)
                                                                                         ------------        ------------
    Net loans receivable                                                                   181,498             177,406
Premises and equipment, net                                                                  9,497               9,009
Accrued interest receivable and other assets                                                 5,655               5,316
                                                                                         ------------        ------------
  Total Assets                                                                           $ 300,158           $ 298,764
                                                                                         ============        ============

LIABILITIES
Demand deposits
  Noninterest bearing                                                                    $  20,343           $  19,858
  Interest bearing                                                                          38,499              37,781
Savings deposits                                                                            54,483              56,245
Time deposits - under $100,000                                                             114,557              98,326
Time deposits - $100,000 and over                                                           23,701              23,330
                                                                                         ------------        ------------
    Total deposits                                                                         251,583             235,540
Securities sold under agreements to repurchase                                               6,117               5,788
Other borrowed funds                                                                        15,530              30,599
Accrued expenses and other liabilities                                                       1,233               1,539
                                                                                         ------------        ------------
    Total Liabilities                                                                      274,463             273,466

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,942,885  issued and outstanding                                                          2,943               2,943
Additional paid in capital                                                                  20,011              19,660
Deferred compensation plan                                                                    (351)                  -
Retained earnings                                                                            6,736               6,543
Accumulated other comprehensive income, net of tax                                          (3,644)             (3,848)
                                                                                         ------------        ------------
  Total Shareholders' Equity                                                                25,695              25,298
                                                                                         ------------        ------------

  Total Liabilities and Shareholders' Equity                                             $ 300,158           $ 298,764
                                                                                         ============        ============



       See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN THOUSANDS-EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       2000              1999
                                                                     --------         --------
Interest and dividend income
  Loans, including fees                                              $  4,007         $  3,611
  Taxable securities                                                    1,238            1,232
  Non-taxable securities                                                  264              319
  Other interest and dividend income                                       84               69
                                                                     --------         --------
      Total interest and dividend income                                5,593            5,231

Interest expense
  Deposits
    Demand                                                                226              217
    Savings                                                               279              378
    Time                                                                1,824            1,484
  Other borrowings                                                        423              292
                                                                     --------         --------
      Total interest expense                                            2,752            2,371

NET INTEREST INCOME                                                     2,841            2,860

Provision for loan losses                                                 116              198
                                                                     --------         --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     2,725            2,662

Non-interest income
  Service charges on deposit accounts                                     173              174
  Other income                                                            152              205
                                                                     --------         --------
      Total non-interest income                                           325              379
Non-interest expense
  Salaries and employee benefits                                        1,132              979
  Occupancy                                                               349              306
  Other expenses                                                          809              682
                                                                     --------         --------
      Total non-interest expense                                        2,290            1,967

INCOME BEFORE INCOME TAXES                                                760            1,074
  Income tax expense                                                      184              244
                                                                     --------         --------

NET INCOME                                                           $    576         $    830
                                                                     ========         ========

Earnings per common share - Basic                                    $   0.20         $   0.28
Earnings per common share - Diluted                                  $   0.20         $   0.28
Dividends per common share                                           $   0.13         $   0.12


        See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


(IN THOUSANDS)

                                                                                                              ACCUMULATED
                                                              ADDITIONAL   DEFERRED                           OTHER
                                                      COMMON    PAID IN  COMPENSATION  RETAINED COMPREHENSIVE COMPREHENSIVE
                                                      STOCK     CAPITAL     PLAN       EARNINGS    INCOME     INCOME         TOTAL
                                                      -----     -------     ----       --------    ------     ------         -----
BALANCE AT JANUARY 1, 1999                           $ 2,800    $ 17,801    $   -      $6,840                 $  (120)      $27,321
  Net income                                                                              830       $ 830                       830
  Proceeds and tax benefit from
    exercise of stock options                              3          22                                                         25
  Other comprehensive income (loss), net of tax:
        Net change in unrealized gain/(loss) on
           securities available for sale                                                             (809)       (809)         (809)
  Comprehensive income (loss)                                                                       $  21
                                                                                                    =====
  Cash dividends - $0.12 per share                                              -        (363)                                 (363)
                                                     -------    --------    -----      ------                 -------       -------
BALANCE AT MARCH 31, 1999                            $ 2,803    $ 17,823    $   -      $7,307                 $  (929)      $27,004
                                                     =======    ========    =====      ======                 =======       =======

BALANCE AT JANUARY 1, 2000                           $ 2,943    $ 19,660    $   -      $6,543                 $(3,848)      $25,298
  Net income                                                                              576       $ 576                       576
  Proceeds and tax benefit from
    exercise of stock options                              -           -                                                          -
  Other comprehensive income (loss), net of tax:
        Net change in unrealized gain/(loss) on
         securities available for sale                                                                204         204           204
                                                                                                    -----
       Comprehensive income                                                                         $ 780
                                                                                                    =====
  Recognition of shares held by deferred
    compensation plan.                                               351     (351)
  Cash dividends - $0.13 per share                                                       (383)                                 (383)
                                                     -------    --------    -----      ------                 -------       -------
BALANCE AT MARCH 31, 2000                            $ 2,943    $ 20,011    $(351)     $6,736                 $(3,644)      $25,695
                                                     =======    ========    =====      ======                 =======       =======


        See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                             2000             1999
                                                                                          -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $   576            $   830
Adjustments to reconcile net income to net cash
    from operating activities
     Depreciation and amortization                                                            210                185
     Provision for loan losses                                                                116                198
     Deferred taxes                                                                           (17)              (262)
     Federal Home Loan Bank stock dividend                                                    (23)               (15)
     Gain on sale/call of securities                                                          (20)                 -
     (Accretion)/amortization of securities, net                                                3                  9
     Gain on sale of loans                                                                     (2)               (35)
     Amortization of mortgage servicing rights                                                 12                  8
     Gain/loss on sale of assets                                                                -                  1
     Net changes in accrued interest receivable and other assets                             (448)              (517)
     Net changes in accrued expenses and other liabilities                                   (308)              (216)
                                                                                          -------            -------
     Net cash from operating activities                                                        99                186

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                                          17                  -
  Proceeds from maturities/calls                                                              217              6,315
  Purchases                                                                                     -            (17,091)
Securities held to maturity
  Proceeds from maturities/calls                                                                -                  -
  Purchases                                                                                     -             (1,282)
Net change in loans                                                                        (4,207)             2,785
Net purchases of premises and equipment                                                      (688)              (343)
Proceeds from sale of assets                                                                    -                 95
                                                                                          -------            -------
     Net cash from investing activities                                                    (4,661)            (9,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                     16,043             (8,425)
Cash and cash equivalents received from deposit assumption,
   net of asset acquired                                                                        -             10,163
Net change in short-term borrowings                                                       (14,577)            (1,422)
Proceeds from long-term debt                                                                    -              2,500
Principal payments on long-term debt                                                         (163)              (544)
Proceeds from exercise of stock options                                                         -                 25
Cash dividends paid                                                                          (383)              (363)
                                                                                          -------            -------
     Net cash from financing activities                                                       920              1,934
                                                                                          -------            -------

Net change in cash and cash equivalents                                                    (3,642)            (7,401)

Cash and cash equivalents at beginning of year                                             11,877             16,492
                                                                                          -------            -------

Cash and cash equivalents at end of period                                                $ 8,235            $ 9,091
                                                                                          =======            =======

 Interest paid                                                                            $ 2,715            $ 2,416
 Income taxes paid                                                                            179                152



See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 1999 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1999 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

     PRINCIPLES OF CONSOLIDATION:
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation.

     NATURE OF OPERATIONS:
          The Company's and Banks' revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, eastern, southeastern, and central Ohio and include a wide range of individuals, business and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items. Commercial loans are expected to be repaid from cash flows of the business. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business through its main office in Lancaster and four branches in Lancaster, Glouster, Nelsonville and Amesville, Ohio. All of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.

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

     STOCK DIVIDENDS:
          Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. All per share data has been retroactively adjusted for the 5% stock dividends distributed in 1999 and 1998 and the 10% stock dividend distributed in 1997.

     EARNINGS AND DIVIDENDS PER SHARE:
          Basic earnings per common share ("EPS") is net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

     COMPREHENSIVE INCOME:
          Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                    (IN THOUSANDS)                                2000            1999
                                    --------------                              -------         -------

Other comprehensive income (loss):
      Unrealized holding gains (losses) on available
        for sale securities arising during period                                 331            (1,224)
      Reclassification adjustment for (gains) and
       losses later recognized in income                                          (20)                -
                                                                                -------         -------
                                                                                  311            (1,224)

Tax effect                                                                       (107)              415
                                                                                -------         -------
Other comprehensive income (loss)                                               $ 204           $  (809)
                                                                                =======         =======

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

2.   SECURITIES:

          Securities were as follows:

                                                                          GROSS                  GROSS
                   (IN THOUSANDS)                    AMORTIZED          UNREALIZED             UNREALIZED          ESTIMATED
                                                       COST               GAINS                  LOSSES            FAIR VALUE
                                                     ---------          ----------             ----------          ----------
AVAILABLE FOR SALE - MARCH 31, 2000
US Agency obligations                                 $ 71,823           $    -                $ (5,500)            $ 66,323
State and Municipal obligations                         13,919              158                    (123)              13,954
Mortgage-backed securities                               2,050                -                     (63)               1,987
Other securities                                         3,202               11                       -                3,213
                                                     ---------          ----------             ----------          ----------
                                                      $ 90,994           $  169                $ (5,686)            $ 85,477
                                                     =========          ==========             ----------          ==========


AVAILABLE FOR SALE - DECEMBER 31, 1999
US Agency obligations                                 $ 71,820           $    -                $ (5,869)            $ 65,951
State and Municipal obligations                         14,112              203                    (128)              14,187
Mortgage-backed obligations                              2,079                -                     (61)               2,018
Other securities                                         3,179               27                       -                3,206
                                                     ---------          ----------             ----------          ----------
                                                      $ 91,190           $  230                $ (6,058)            $ 85,362
                                                     =========          ==========             ==========          ==========


HELD TO MATURITY - MARCH 31, 2000
US Agency obligations                                 $  2,495           $    -                $    (77)            $  2,418
State and Municipal obligations                          7,301               35                    (197)               7,139
                                                     ---------          ----------             ----------          ----------
                                                      $  9,796           $   35                $   (274)            $  9,557
                                                     =========          ----------             ----------          ----------
HELD TO MATURITY - DECEMBER 31, 1999
US Agency obligations                                 $  2,494           $    -                $    (84)            $  2,410
State and Municipal obligations                          7,300               49                    (193)               7,156
                                                     ---------          ----------             ----------          ----------
                                                      $  9,794           $   49                $   (277)            $  9,566
                                                     =========          ----------             ----------          ----------



Sales of securities available for sale were as follows:

(IN THOUSANDS)                             THREE MONTHS ENDED
                                                MARCH 31,
                                         2000               1999
                                        ------             -------
          Proceeds                      $  234             $  -
          Gross gains                       20                -
          Gross losses                       -                -


Included above in gross gains for 2000, were gains of $3,000 resulting from securities called prior to maturity.

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

2.       SECURITIES: (CONTINUED)

                  Contractual maturities of securities at March 31, 2000 were as follows:

AVAILABLE FOR SALE (IN THOUSANDS)                                          AMORTIZED                ESTIMATED
                                                                              COST                  FAIR VALUE
                                                                         ------------              -----------
US Agency obligations
  1 - 5      Years                                                        $  3,249                   $  3,163
  5 - 10    Years                                                           30,818                     29,036
 Over 10  Years                                                             37,756                     34,124
                                                                          --------                   --------
  Total                                                                     71,823                     66,323
                                                                          --------                   --------
State and municipal obligations
  Under 1 Year                                                                 654                        654
  1 - 5 Years                                                               10,486                     10,624
  5 - 10  Years                                                              1,059                      1,023
 Over 10 Years                                                               1,720                      1,653
                                                                          --------                   --------
  Total                                                                     13,919                     13,954
                                                                          --------                   --------
Mortgage Backed securities
  5 - 10 Years                                                                 219                        209
  Over 10 Years                                                              1,831                      1,778
                                                                          --------                   --------
   Total                                                                     2,050                      1,987
                                                                          --------                   --------
Other investments
  Equity securities                                                          3,202                      3,213
                                                                          --------                   --------
Total securities available for sale                                       $ 90,994                   $ 85,477
                                                                          ========                   ========

HELD TO MATURITY (IN THOUSANDS)

US Agency obligations
  1 - 5    Years                                                          $  1,000                   $    985
  5 - 10  Years                                                                496                        480
  Over 10 Years                                                                999                        953
                                                                          --------                   --------
  Total                                                                      2,495                      2,418
                                                                          --------                   --------
State and municipal obligations
  1 - 5    Years                                                             1,794                      1,798
  5 - 10  Years                                                              3,808                      3,757
  Over 10 Years                                                              1,699                      1,584
                                                                          --------                   --------
  Total                                                                      7,301                      7,139
                                                                          --------                   --------
Total securities held to maturity                                         $  9,796                   $  9,557
                                                                          ========                   ========

Securities with a carrying value of approximately $46,408,000 at March 31, 2000 and $45,332,000 at December 31, 1999 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

3.   ALLOWANCE FOR LOAN LOSSES

          The activity in the allowance for loan losses was as follows:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                           (IN THOUSANDS)                                        2000             1999
                                                                               -------           -------
Beginning Balance                                                              $ 3,110           $ 3,033
  Provision charged to operating expense                                           116               197
  Loans charged-off                                                               (244)             (181)
  Recoveries                                                                        38                37
                                                                               -------           -------
Ending Balance                                                                 $ 3,020           $ 3,086
                                                                               -------           -------

          Non-performing loans were as follows:

                                                                               MARCH 31,        DECEMBER 31,
                           (IN THOUSANDS)                                        2000              1999
                                                                              ---------         ------------
Loans past due over 90 days still on accrual                                  $    566          $   36
Nonaccrual loans                                                                   596             987


          Loans considered impaired under the provisions of SFAS No. 114 were not material at March 31, 2000 and December 31, 1999.

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

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


4. COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED) commitments are expected to expire without being used, total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

          A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2000 and December 31, 1999 follows:

                                                                          MARCH 31,       DECEMBER 31,
                           (IN THOUSANDS)                                   2000              1999
                                                                         ---------       ------------
Commitments to extend credit                                             $18,660           $17,131
Credit card & ready reserve lines                                          1,120             1,178
Standby letters of credit                                                    562               446


          At March 31, 2000, and included above, commitments to make fixed-rate loans totaled $2,355,000 with the interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%. At December 31, 1999, commitments to make fixed rate loans totaled $2,363,000 with interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%.

          At March 31, 2000 and December 31, 1999, reserves of $1,060,000 and $1,241,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

5.   EARNINGS PER SHARE

          The factors used in the earnings per share computation were as follows:

                                                                             THREE MONTHS ENDED
(IN THOUSANDS-EXCEPT PER SHARE AMOUNTS)                                            MARCH 31,
                                                                         2000                  1999
                                                                      ---------             ---------
BASIC
     Net income                                                       $     576             $     830
                                                                      =========             =========
     Weighted average common shares outstanding                       2,942,885             2,940,343
                                                                      =========             =========
      Basic earnings per common share                                 $    0.20             $    0.28
                                                                      =========             =========
DILUTED
     Net income                                                       $     576             $     830
                                                                      =========             =========
     Weighted average common shares outstanding for
           basic earnings per common share                            2,942,885             2,940,343
     Add:  Dilutive effects of assumed exercised of stock
           options                                                        2,260                24,054
                                                                      ---------             ---------
     Average shares and dilutive potential common shares              2,945,145             2,964,397
                                                                      =========             =========
     Average shares and dilutive potential common shares              $    0.20             $    0.28
                                                                      =========             =========

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discusses the financial condition of the Company as of March 31, 2000, as compared to December 31, 1999 and the results of operations for the three months ended March 31, 2000 compared to the same period in 1999. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

>>       1902              Original banking charter granted for The German Savings Bank (later changed to The
                           Citizens Savings Bank).
>>       1974              Construction of a full-service branch banking facility 6 miles west in Colerain, Ohio.
>>       1978              Construction of a full-service branch banking facility 2 miles south in Bridgeport,
                           Ohio.
>>       1980              Construction of a limited-service auto-teller banking location in Martins Ferry, Ohio.
>>       1983              Creation of United Bancorp, Inc. as a single-bank holding company through acquisition of 100% of the voting stock of The Citizens Savings Bank of Martins Ferry,
                           Ohio ("CITIZENS"). Also, began operation of Automated Teller Machine
                           ("ATM") in Aetnaville, Ohio.
>>       1984              CITIZENS opened a newly constructed 21,500 square foot main-office facility in Martins
                           Ferry, Ohio, adjacent to the auto-teller facility built in 1980.
>>       1986              United  Bancorp,  Inc. became a multi-bank holding company through the acquisition of
                           100% of the voting stock of. The Citizens-State Bank of Strasburg, Strasburg, Ohio,
                           merged into CITIZENS in 1999.
>>       1990              CITIZENS converted from third-party data processing to in-house data processing.
                           CITIZENS-STATE constructed a full-service branch bank 6 miles south of
                           Strasburg in Dover, Ohio.
>>       1992              CITIZENS acquired two branch bank locations in New Philadelphia and Sherrodsville,
                           Ohio.
>>       1993              CITIZENS relocated Data Processing, Accounting and Bookkeeping to a renovated
                           Operations Center across from the main office in Martins Ferry, Ohio.
>>       1994              CITIZENS purchased a branch bank in Dellroy, Ohio.
>>       1996              CITIZENS converted to check imaging and optical character recognition for data processing at all locations.
>>       1997              CITIZENS opened a full-service Retail Banking Center inside Riesbeck's Food Markets,
                           Inc.'s St. Clairsville, Ohio store. Additionally, CITIZENS introduced a
                           Secondary Market Real Estate  Mortgage  Program available for all locations and introduced a MasterCard(R) Check Card to the local market area.
>>       1998              CITIZENS increased ATM network by six cash dispenser machines in various Riesbecks'
                           Food Markets.
>>       1998              Effective July 7, 1998, the acquisition of Southern Ohio Community Bancorporation,
                           Inc. was completed and The Community Bank, Glouster, Ohio ("COMMUNITY") was
                           added as a third banking charter to the Company.
>>       1999              January 28, 1999 CITIZENS acquired a full service banking facility in Jewett, Ohio
>>       1999              March 1999 COMMUNITY opened a Loan Production Office in Lancaster, Ohio.
>>       1999              CITIZENS established a full service brokerage division to be known as Brokerage United with securities provided through Raymond James Financial Services, Inc.
                           member NASD/SIPC.
>>       1999              COMMUNITY moved their main office to Lancaster, Ohio.
>>       2000              COMMUNITY opened a new branch in Lancaster and their auto teller for the main office.


                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



     ANALYSIS OF FINANCIAL CONDITION

     EARNING ASSETS - LOANS

          At March 31, 2000, gross loans were $184,518,000 compared to $180,516,000 at year-end 1999, an increase of 2.2%. The increase in total outstanding loans was the result of growth in the commercial and installment portfolios. COMMUNITY generated this growth as outstanding loans increased 6.3% of approximately $4.0 million from December 31, 1999. Management anticipates the expansion plans for COMMUNITY will provide a solid market for loan growth.

          Installment loans, with continued emphasis placed on the indirect automobile lending market, stayed relatively constant at 29.3% of total loans at March 31, 2000 compared to 29.6% at year-end 1999. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. Management has worked to expand the lending market of COMMUNITY into the Lancaster, Ohio area which provided an increase of installment loans of $2,088,000 from December 31, 1999. As a result of the expansion of the lending market, the installment loan portfolio increased 1.3% since December 31, 1999.

          Commercial and commercial real estate loans comprised 42.6% of total loans at March 31, 2000 compared to 42.0% at December 31, 1999. Commercial and commercial real estate loans have increased $2,819,000, or 3.7% since December 31, 1999. The Company has originated and bought participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out-of-area loans at March 31, 2000 were 8.4% of total loans and 19.7% of total commercial and commercial real estate loans compared to 8.5% and 20.3% at year-end 1999.

          Real estate loans were 28.1% of total loans at March 31, 2000 compared to 28.4% at year-end 1999. Real estate loans increased 1.1% since December 31, 1999. Our real estate loans are not growing as quickly as commercial, commercial real estate, and installment, however, the slight increase shows the shift of customer's preference to adjustable rate real estate loans.

          The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2000 were approximately $206,000, or 6.6%, of the beginning allowance for loan losses compared to $144,000, or 4.7%, of the beginning balance for loan losses for the three months ended March 31, 1999. During the first quarter of 2000, net charge-offs for consumer

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




     loans totaled approximately $88,000 compared to $128,000 for the first quarter of 1999. The decrease can be attributed to Management's continued focus on improving underwriting standards. During the first quarter of 2000, net charge-offs for commercial loans were $118,000 compared to $16,000 for the first quarter of 1999. Management does not anticipate the trend in commercial net charge-offs to continue for the remainder of the fiscal year 2000.

     EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
          The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2000 increased approximately $115,000, or 0.1% from year-end 1999 totals. Securities held to maturity stayed relatively constant compared to year-end 1999 totals.

          Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At March 31, 2000, the Company had no federal funds sold compared to $780,000 at year-end 1999.


     SOURCES OF FUNDS - DEPOSITS
          The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2000, total core deposits increased approximately $15.7 million primarily from an increase of demand deposits and time deposits under $100,000 of $1.2 million and $16.2 million, respectively. This was partly offset by a decrease in savings deposits of $1.8 million. In the first quarter of 2000, COMMUNITY has experienced an increase of time deposits under $100,000 of $11.9 million. This increase is primarily the result of Management's expansion plans in Lancaster, Ohio. The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, public works facilities and others that may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

          Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2000, certificates of deposit greater than $100,000 increased approximately $371,000, or 1.6% from year-end 1999 totals.

     SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
          Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Home Loan Bank ("FHLB") advances. In the first three months of 2000, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreement are with local school districts, city and county government. Total other borrowings decreased approximately $15.1 million, or 49.2% from year-end 1999 totals. The decrease in other borrowings was offset by an increase in certificates of deposit.

     RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2000

     NET INCOME
          Basic earnings per share for the three months ended March 31, 2000 was $0.20, compared with $0.28 for the three months ended March 31, 1999. Net income decreased $254,000 for three months ended March 31, 2000, compared to the same period in 1999. On an annualized basis, Return on Average Assets (ROA) was 0.77% and Return on Average Equity (ROE) was 9.26% compared to ROA of 1.16% and ROE of 12.18% for the three months ended March 31, 1999.

     NET INTEREST INCOME
          Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 0.7% for the three months ended March 31, 2000 compared to the same period in 1999.

          Total interest income for the three months ended March 31, 2000 was $5,593,000 compared to $5,231,000 for the same period in 1999. Total interest income increased $362,000, or 6.9%. The increase can be attributed to the overall growth in the Company's interest-bearing assets, and in increase in the interest rate environment.

          Total interest expense for the three months ended March 31, 2000 when compared to the same three months period ended March 31, 1999, increased 16.1%. The Company has experienced an increase in interest expense due to an increase in the first quarter of time deposits and an overall increase of rates on all deposit products to remain competitive in the market.


     PROVISION FOR LOAN LOSSES
          The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover losses that may occur in the normal course of lending.

          The total provision for loan losses was $116,000 for the three months ended March 31, 2000 compared to $198,000 for the same period in 1999. Management decreased the provision

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



in 2000 due to an anticipated decrease in net charge-offs for the fiscal year. This decrease is a result of Management's commitment to improve the portfolio's credit quality.

NONINTEREST INCOME
     Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three months ended March 31, 2000 was $325,000 compared to $379,000 for the same three months period ended March 31, 1999. For the three months ended March 31, 2000 compared to the same period in 1999, noninterest income decreased approximately 14.2%. The decrease in noninterest income can be attributed to a decrease in secondary market fee income of approximately $58,000. The secondary market loan production has declined due to the rise in interest rates. Customer preference has shifted to adjustable rate mortgages during the second half of 1999 and first quarter of 2000.

NONINTEREST EXPENSE
     Noninterest expense for the three months ended March 31, 2000 increased 16.4% over the three months ended March 31, 1999. Non-recurring costs have been incurred in the first quarter of 2000 related to COMMUNITY'S opening of a new headquarters, an adjacent limited service drive-thru, and a full service banking center in Lancaster, Ohio. In addition, additional staffing, advertising and occupancy expenses were added to the COMMUNITY'S cost structure as a result of this expansion.


CAPITAL RESOURCES
     Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2000 was $25,695,000 compared to $25,298,000 at December 31, 1999, a
1.6% increase. This increase was, in part, attributable to the market value adjustment on the company's available for sale securities. Total shareholders' equity in relation to total assets was 8.6% at March 31, 2000 and 8.5% at December 31, 1999.

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

     The Company maintains a deferred compensation plan for its Directors. The plan permits the Directors to defer into a Rabbi Trust all or a portion of their director fees. The plan is being accounted for under the provisions of EITF 97-14.

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



                                                       TOTAL                       TIER 1                     TIER 1
                                                     CAPITAL TO                   CAPITAL TO                CAPITAL TO
                                                    RISK-WEIGHTED               RISK-WEIGHTED                AVERAGE
                                                       ASSETS                       ASSETS                    ASSETS
                                              --------------------------  ---------------------------  --------------------
     Well capitalized                                   10.00%                        6.00%                 5.00%
     Adequately capitalized                              8.00%                        4.00%                 4.00%
     Undercapitalized                                    6.00%                        3.00%                 3.00%



     The following table illustrates the Company's risk-weighted capital ratios at March 31, 2000:

                                                             MARCH 31,
                     (IN THOUSANDS)                             2000
                                                          ---------------
     Tier 1 capital                                          $  29,183
     Total risk-based capital                                $  31,676
     Risk-weighted assets                                    $ 198,883
     Average total assets                                    $ 297,554

     Tier 1 capital to average assets                             9.81%
     Tier 1 risk-based capital ratio                             14.67%
     Total  risk-based capital ratio                             15.93%

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

     For the three months ended March 31, 2000, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net decrease in cash and cash equivalents of $3,642,000 was primarily the result of a decrease in borrowed funds of $14,740,000 and increase in loans of $4,207,000, off-set by cash provided in financing activities of $16,043,000 related to an increase in deposits. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

     The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 90% of the portfolio compared to the 10% for held to maturity securities. The Company primarily invests in US Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 32% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. In addition, the Company also originates consumer and commercial loans, which make up a significant percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted-average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates.

     Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 1999 Annual Report as of December 31, 1999, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Management believes that no events have occurred since December 31, 1999 which would significantly change the Company's NPV at March 31, 2000 under each assumed shifts of 100 basis points in market interest rates.

     The Company's NPV is more sensitive to increasing rates than decreasing rates. Such difference in sensitivity occurs principally because, as rates rise, the effect is offset on a short-term basis by the rather fixed nature of our consumer loans and investment securities. This occurs even though the commercial, commercial real estate and real estate portfolios are comprised of variable rate products. Also in a rising rate environment consumers tend not to prepay fixed rate loans as quickly as they would

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


have had rates not changed dramatically. Moreover, the interest the Company pays on its deposits would increase because deposits generally have shorter periods to reprice.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits
          (b) No current reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2000.

                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











May 5, 2000                                  By: /s/ James W. Everson
-----------                                     ----------------------
Date                                         James W. Everson
                                             Chairman, President & Chief
                                             Executive Officer






May 5, 2000                                  By: /s/ Randall M. Greenwood
-----------                                     ---------------------------
Date                                         Randall M. Greenwood
                                             Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                  Description
-----------                  -----------
27                           Financial Data Schedule
