Form 10-Q
period 2000-06-30
UNITED BANCORP INC /OH/
filed 2000-08-14
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000

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



              201 South 4th Street, Martins Ferry, Ohio 43935-0010
               (Address of principal executive offices) (Zip Code)

                                 (740) 633-0445
              (Registrant's telephone number, including area code)

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
     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.
       COMMON STOCK, $1.00 PAR VALUE 2,947,839 SHARES AS OF JULY 14, 2000

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

     Condensed Consolidated Statements of Income.......................................................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................................................5

     Condensed Consolidated Statements of Cash Flows...................................................................6

     Notes to the Condensed Consolidated Financial Statements.....................................................7 - 12

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS...................................................................................13 - 22

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................23 - 24


PART II  OTHER INFORMATION

   ITEM 1.
     Legal Proceedings................................................................................................25

   ITEM 2.
     Changes in Securities and Use of Proceeds........................................................................25

   ITEM 3.
     Default Upon Senior Securities...................................................................................25

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................25

   ITEM 5.
     Other Information................................................................................................25

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................................................25

   Signatures.........................................................................................................26


         See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
                         CONDENSED CONSOLIDATED BALANCE


PART I  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS




(IN THOUSANDS)
                                                                     JUNE 30,          DECEMBER 31,
                                                                      2000                1999
                                                               -----------------  ------------------

ASSETS
Cash and due from banks                                                  $ 9,143            $ 11,097
Federal funds sold                                                             -                 780
                                                               -----------------  ------------------
  Total cash and cash equivalents                                          9,143              11,877
Securities available for sale                                             90,894              85,362
Securities held to maturity
(Estimated fair value of $10,684 at 06/30/00 a10,849566 at 12/31/99)                           9,794
Loans receivable
  Commercial loans                                                        21,794              15,463
  Commercial real estate loans                                            61,914              60,305
  Real estate loans                                                       53,495              51,357
  Installment loans                                                       56,904              53,391
                                                               -----------------  ------------------
    Total loans receivable                                               194,107             180,516
Allowance for loan losses                                                 (3,088)             (3,110)
                                                               -----------------  ------------------
    Net loans receivable                                                 191,019             177,406
Premises and equipment, net                                                9,695               9,009
Accrued interest receivable and other assets                               5,852               5,316
                                                               -----------------  ------------------

  Total Assets                                                         $ 317,452           $ 298,764
                                                               =================  ==================


LIABILITIES
Demand deposits
  Noninterest bearing                                                   $ 20,797            $ 19,858
  Interest bearing                                                        41,646              37,781
Savings deposits                                                          53,625              56,245
Time deposits - under $100,000                                           114,174              98,326
Time deposits - $100,000 and over                                         27,751              23,330
                                                               -----------------  ------------------
    Total deposits                                                       257,993             235,540
Securities sold under agreements to repurchase                             4,722               5,788
Other borrowed funds                                                      27,789              30,599
Accrued expenses and other liabilities                                     1,235               1,539
                                                               -----------------  ------------------
    Total Liabilities                                                    291,739             273,466

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,947,839 issued and outstanding                                        2,948               2,943
Additional paid in capital                                                20,077              19,660
Deferred compensation plan                                                  (370)                  -
Retained earnings                                                          7,060               6,543
Accumulated other comprehensive income, net of                            (4,002)             (3,848)
                                                               -----------------  ------------------
  Total Shareholders' Equity                                              25,713              25,298
                                                               -----------------  ------------------

  Total Liabilities and Shareholders' Equit                            $ 317,452           $ 298,764
                                                               =================  ==================

         See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)





(IN THOUSANDS-EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                                     2000          1999             2000          1999
                                                    ------        ------           ------        ------
Interest and dividend income
  Loans, including fees                             $ 4,174       $ 3,684        $ 8,181       $ 7,295
  Taxable securities                                  1,290         1,269          2,528         2,501
  Non-taxable securities                                271           337            535           656
  Other interest and dividend income                     65            54            149           123
                                                   --------       -------        -------       -------

      Total interest and dividend income              5,800         5,344         11,393        10,575

Interest expense
  Deposits
    Demand                                              268           225            494           442
    Savings                                             275           385            554           763
    Time                                              2,042         1,450          3,866         2,934
  Other borrowings                                      367           306            790           598
                                                   --------       -------        -------       -------

      Total interest expense                          2,952         2,366          5,704         4,737

NET INTEREST INCOME                                   2,848         2,978          5,689         5,838

Provision for loan losses                               115           205            231           403
                                                   --------       -------        -------       -------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   2,773         2,773          5,458         5,435

Non-interest income
  Service charges on deposit accounts                   216           185            389           359
  Other income                                          118           121            270           326
                                                   --------       -------        -------       -------

      Total non-interest income                         334           306            659           685

Non-interest expense
  Salaries and employee benefits                      1,017         1,034          2,149         2,013
  Occupancy                                             366           334            715           640
  Other expenses                                        748           795          1,557         1,477
                                                   --------       -------        -------       -------

      Total non-interest expense                      2,131         2,163          4,421         4,130

INCOME BEFORE INCOME TAXES                              936           916          1,696         1,990
  Income tax expense                                    230           241            414           485
                                                   --------       -------        -------       -------


NET INCOME                                            $ 706         $ 675        $ 1,282       $ 1,505
                                                   ========       =======        =======       =======


Earnings per common share - Basic                    $ 0.24        $ 0.23         $ 0.44        $ 0.51
Earnings per common share - Diluted                  $ 0.24        $ 0.23         $ 0.44        $ 0.51
Dividends per common share                           $ 0.13        $ 0.12         $ 0.26        $ 0.25


        See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
     CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(IN THOUSANDS)

                                                                                                               ACCUMULATED
                                                          ADDITIONAL    DEFERRED                                 OTHER
                                                 COMMON    PAID IN    COMPENSATION  RETAINED  COMPREHENSIVE   COMPREHENSIVE
                                                 STOCK     CAPITAL        PLAN      EARNINGS      INCOME         INCOME        TOTAL
                                                 -----     -------        ----      --------      ------         ------        -----



BALANCE AT JANUARY 1, 1999                        $ 2,800    $17,801        $ -      $6,840                    $ (120)      $27,321
  Net income                                                                          1,505       $ 1,505                     1,505
  Proceeds and tax benefit from
    exercise of stock options                           3         22                                                             25
  Other comprehensive income (loss), net of tax:
        Cumulative effect change from transfer
           of securities from held to
           maturity to available for sale from
           adoption of SFAS No. 125                                                                               445         445
        Net change in unrealized gain/(loss) on
           securities available for sale                                                           (2,764)     (2,764)       (2,764)
  Comprehensive income (loss)                                                                      $ (814)
                                                                                             ============
  Cash dividends - $0.25 per share                                            -        (729)                                   (729)
                                                  -------    -------  ------------  -------                  ---------      --------
BALANCE AT JUNE 30, 1999                          $ 2,803    $17,823        $ -      $7,616                  $ (2,439)      $25,358
                                                  =======    =======  ============  =======                  =========      ========

BALANCE AT JANUARY 1, 2000                        $ 2,943    $19,660        $ -      $6,543                  $ (3,848)      $25,298
  Net income                                                                          1,282       $ 1,282                     1,282
  Stock issuance                                        5         47                                                             52
  Proceeds and tax benefit from
    exercise of stock options                           -          -                                                              -
  Other comprehensive income (loss), net of tax:
        Net change in unrealized gain/(loss) on
         securities available for sale                                                               (154)       (154)         (154)
                                                                                             ------------
       Comprehensive income                                                                       $ 1,128
                                                                                             ============
  Recognition of shares held by deferred
    compensation plan.                                           370       (370)
  Cash dividends - $0.26 per share                                                    (765)                                    (765)
                                                  -------    -------  ------------  ------                   --------       --------

BALANCE AT JUNE 30, 2000                          $ 2,948    $20,077     $ (370)    $7,060                   $ (4,002)      $25,713
                                                  =======    =======  ============  ======                   ========       ========





         See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)


(IN THOUSANDS)                                                                         SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   2000                   1999
                                                                    -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $ 1,282                  $ 1,505
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                   443                      379
      Provision for loan losses                                                       231                      403
      Deferred taxes                                                                  (17)                    (142)
      Federal Home Loan Bank stock dividend                                           (78)                     (44)
      Gain on sale/call of securities                                                 (17)                       -
      (Accretion)/amortization of securities, net                                       3                       19
      Gain on sale of loans                                                            (5)                     (49)
      Amortization of mortgage servicing rights                                        22                       18
      Gain/loss on sale of assets                                                       -                        5
      Net changes in accrued interest receivable and other assets                    (473)                    (518)
      Net changes in accrued expenses and other liabilities                          (302)                    (146)
                                                                    ----------------------    ---------------------
      Net cash from operating activities                                            1,089                    1,430

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                                  17                        -
  Proceeds from maturities/calls                                                      303                   13,932
  Purchases                                                                        (5,999)                 (18,078)
Securities held to maturity
  Proceeds from maturities/calls                                                        -                        -
  Purchases                                                                        (1,051)                  (2,961)
Net change in loans                                                               (13,844)                  (3,467)
Net purchases of premises and equipment                                            (1,113)                  (1,150)
Proceeds from sale of assets                                                            -                      130
                                                                    ----------------------    ---------------------
      Net cash from investing activities                                          (21,687)                 (11,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                             22,453                  (10,921)
Cash and cash equvalents received from deposit assumption,
   net of asset acquired                                                                -                   10,163
Net change in short-term borrowings                                                (3,363)                   2,546
Proceeds from long-term debt                                                            -                    2,500
Principal payments on long-term debt                                                 (513)                    (612)
Proceeds from exercise of stock options                                                 -                       24
Proceeds from stock issuance                                                           52                        -
Cash dividends paid                                                                  (765)                    (729)
                                                                    ----------------------    ---------------------
      Net cash from financing activities                                           17,864                    2,971
                                                                    ----------------------    ---------------------

Net change in cash and cash equivalents                                            (2,734)                  (7,193)

Cash and cash equivalents at beginning of year                                     11,877                   16,492
                                                                    ----------------------    ---------------------

Cash and cash equivalents at end of period                                        $ 9,143                  $ 9,299
                                                                    ======================    =====================

     Interest paid                                                                $ 5,613                  $ 4,862
     Income taxes paid                                                                269                      359

Non-cash transfer from loans to other real estate and repossessions               $     -                    $ 150
Non-cash transfer of securities from held to maturity to available for sale
  upon adoption of SFAS No. 133                                                         -                   16,005


         See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at June 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 1999 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1999 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

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

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES:
                  Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

         STOCK DIVIDENDS:
                  Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. All per share data has been retroactively adjusted for the 5% stock dividends distributed in 1999 and 1998.

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

         COMPREHENSIVE INCOME:
                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:


                                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  JUNE 30,                           JUNE 30,
    (IN THOUSANDS)                                                            2000            1999           2000            1999
                                                                          ----------      ----------      ---------      ----------


Other comprehensive income (loss):
      Unrealized holding gains (losses) on available
        for sale securities arising during period                               (550)       (2,962)            (219)         (4,186)
      Cumulative effect adjustment for the transfer
        of securities from held to maturity to
        available for sale from adoption of
        SFAS No. 125                                                                           674                              674
      Reclassification adjustment for (gains) and
       losses later recognized in income                                           3             -              (17)              -
                                                                          ----------      ----------      ---------      ----------

                                                                                (547)       (2,288)            (236)         (3,512)

Tax effect                                                                       189           778               82           1,193
                                                                          ----------      ----------      ---------      ----------


Other comprehensive income (loss)                                             $ (358)     $ (1,510)          $ (154)       $ (2,319)
                                                                          ==========      ==========      =========      ==========

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       SECURITIES:

                  Securities were as follows:

                                                                   GROSS           GROSS
                (IN THOUSANDS)                   AMORTIZED      UNREALIZED      UNREALIZED       ESTIMATED
                                                   COST            GAINS          LOSSES        FAIR VALUE
                                               --------------  --------------  --------------  --------------

AVAILABLE FOR SALE - JUNE 30, 2000
US Agency obligations                                $77,825            $  1         $(6,079)        $71,747
State and Municipal obligations                       13,852             143             (89)         13,906
Mortgage-backed securities                             2,024               -             (51)          1,973
Other securities                                       3,257              11               -           3,268
                                               --------------  --------------  --------------  --------------
                                                     $96,958            $155         $(6,219)        $90,894
                                               ==============  ==============  ==============  ==============

AVAILABLE FOR SALE - DECEMBER 31, 1999
US Agency obligations                                $71,820            $  -         $(5,869)        $65,951
State and Municipal obligations                       14,112             203            (128)         14,187
Mortgage-backed obligations                            2,079               -             (61)          2,018
Other securities                                       3,179              27               -           3,206
                                               --------------  --------------  --------------  --------------
                                                     $91,190            $230         $(6,058)        $85,362
                                               ==============  ==============  ==============  ==============

HELD TO MATURITY - JUNE 30, 2000
US Agency obligations                                $ 2,495            $  -         $   (90)        $ 2,405
State and Municipal obligations                        8,354              73            (148)          8,279
                                               --------------  --------------  --------------  --------------
                                                     $10,849            $ 73         $  (238)        $10,684
                                               ==============  ==============  ==============  ==============

HELD TO MATURITY - DECEMBER 31, 1999
US Agency obligations                                $ 2,494            $  -         $   (84)        $ 2,410
State and Municipal obligations                        7,300              49            (193)          7,156
                                               --------------  --------------  --------------  --------------
                                                     $ 9,794            $ 49         $  (277)        $ 9,566
                                               ==============  ==============  ==============  ==============



Sales of securities available for sale were as follows:



(IN THOUSANDS)                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                   2000            1999            2000            1999
                                               --------------  --------------  --------------  --------------

Proceeds                                                 $ -             $ -            $ 17             $ -
Gross gains                                                -               -              20               -
Gross losses                                               3               -               -               -


                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       SECURITIES: (CONTINUED)


                  Contractual maturities of securities at June 30, 2000 were as follows:



AVAILABLE FOR SALE (IN THOUSANDS)            AMORTIZED                               ESTIMATED
                                                COST                                FAIR VALUE
                                         -------------------                    --------------------

US Agency obligations
  1 - 5    Years                                   $  3,599                                $  3,510
  5 - 10   Years                                     35,470                                  33,463
  Over 10  Years                                     38,756                                  34,774
                                         -------------------                    --------------------
  Total                                              77,825                                  71,747
                                         -------------------                    --------------------
State and municipal obligations
  Under 1 Year                                          692                                     692
  1 - 5   Years                                      10,381                                  10,500
  5 - 10  Years                                       1,114                                   1,088
  Over 10 Years                                       1,665                                   1,626
                                         -------------------                    --------------------
  Total                                              13,852                                  13,906
                                         -------------------                    --------------------
Mortgage Backed securities
  5 - 10  Years                                         211                                     204
  Over 10 Years                                       1,813                                   1,769
                                         -------------------                    --------------------
   Total                                              2,024                                   1,973
                                         -------------------                    --------------------
Other investments
  Equity securities                                   3,257                                   3,268
                                         -------------------                    --------------------

Total securities available for sale                $ 96,958                                $ 90,894
                                         ===================                    ====================

HELD TO MATURITY (IN THOUSANDS)

US Agency obligations
  1 - 5   Years                                    $  1,000                                $    982
  5 - 10  Years                                         496                                     480
  Over 10 Years                                         999                                     943
                                         -------------------                    --------------------
  Total                                               2,495                                   2,405
                                         -------------------                    --------------------
State and municipal obligations
  1 - 5    Years                                      2,059                                   2,069
  5 - 10   Years                                      3,617                                   3,592
  Over 10  Years                                      2,678                                   2,618
                                         -------------------                    --------------------
  Total                                               8,354                                   8,279
                                         -------------------                    --------------------
Total securities held to maturity                  $ 10,849                                $ 10,684
                                         ===================                    ====================



Securities with a carrying value of approximately $45,229,000 at June 30, 2000 and $45,332,000 at December 31, 1999 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.       ALLOWANCE FOR LOAN LOSSES

              The activity in the allowance for loan losses was as follows:

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                      (IN THOUSANDS)                            2000               1999              2000               1999
                                                           ----------------   ----------------  ----------------  -----------------
Beginning Balance                                                  $ 3,020            $ 3,086           $ 3,110            $ 3,033
  Provision charged to operating expense                               115                205               231                403
  Loans charged-off                                                   (131)              (419)             (375)              (600)
  Recoveries                                                            84                 63               122                 99
                                                           ----------------   ----------------  ----------------  -----------------
Ending Balance                                                     $ 3,088            $ 2,935           $ 3,088            $ 2,935
                                                           ================   ================  ================  =================


              Non-performing loans were as follows:



                                                                   JUNE 30,          DECEMBER 31,
                        (IN THOUSANDS)                               2000                1999
                                                              ------------------- -------------------

Loans past due over 90 days still on accrual                   $       222        $       36
Nonaccrual loans                                                     1,283               987


         Loans considered impaired under the provisions of SFAS No. 114 were not material at June 30, 2000 and December 31, 1999.

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

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED) commitments are expected to expire without being used, total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

               A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at June 30, 2000 and December 31, 1999 follows:



                                                                   JUNE 30,          DECEMBER 31,
                        (IN THOUSANDS)                               2000                1999
                                                              ------------------- -------------------

               Commitments to extend credit                   $        17,840     $        17,131
               Credit card & ready reserve lines                        1,182               1,178
               Standby letters of credit                                  446                 446





               At June 30, 2000, and included above, commitments to make fixed-rate loans totaled $4,505,453 with the interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%. At December 31, 1999, commitments to make fixed rate loans totaled $2,363,000 with interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%.

               At June 30, 2000 and December 31, 1999, reserves of $1,204,000 and $1,241,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

5.       EARNINGS PER SHARE

                  The factors used in the earnings per share computation were as follows:



                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
(IN THOUSANDS-EXCEPT FOR PER SHARE INFORMATION)                            JUNE 30,                       JUNE 30,
                                                                       2000           1999             2000            1999
                                                                     --------      ---------        ----------       ---------

BASIC
     Net income                                                         $ 706          $ 675           $ 1,282         $ 1,505
                                                                    =========      =========         =========       =========
     Weighted average common shares outstanding                     2,942,940      2,943,068         2,942,912       2,941,698
                                                                    =========      =========         =========       =========
      Basic earnings per common share                                  $ 0.24         $ 0.23            $ 0.44          $ 0.51
                                                                    =========      =========         =========       =========
DILUTED
     Net income                                                         $ 706          $ 675           $ 1,282         $ 1,505
                                                                    =========      =========         =========       =========
     Weighted average common shares outstanding for
           basic earnings per common share                          2,942,940      2,943,068         2,942,912       2,941,698
     Add:  Dilutive effects of assumed exercised of stock
           options                                                      4,369         24,757             4,335          25,245
                                                                    ---------      ---------         ---------       ---------
     Average shares and dilutive potential common shares            2,947,309      2,967,825         2,947,247       2,966,943
                                                                    =========      =========         =========       =========
     Average shares and dilutive potential common shares               $ 0.24         $ 0.23            $ 0.44          $ 0.51
                                                                    =========      =========         =========       =========
Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature                  17,325          7,166            17,325           7,166



                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The following discusses the financial condition of the Company as of June 30, 2000, as compared to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 compared to the same periods in 1999. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

         FORWARD-LOOKING STATEMENTS

               When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Banks' market areas, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Banks' market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any statements expressed with respect to future periods.

               The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date such statements or to reflect the occurrence of anticipated or unanticipated events.

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATION

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
     -    1984  CITIZENS opened a newly constructed 21,500 square foot main-office facility in Martins Ferry, Ohio, adjacent to the auto-teller facility built in 1980.
     -    1986  United Bancorp, Inc. became a multi-bank holding company through the acquisition of 100% of the voting stock of The Citizens-State Bank of Strasburg, Strasburg, Ohio, merged into CITIZENS in 1999.
     -    1990  CITIZENS converted from third-party data processing to in-house data processing. CITIZENS constructed a full-service branch bank 6 miles south of Strasburg in Dover, Ohio.
     -    1992  CITIZENS acquired two branch bank locations in New Philadelphia and Sherrodsville, Ohio.
     -    1993  CITIZENS relocated Data Processing, Accounting and Bookkeeping to a renovated Operations Center across from the main office in Martins Ferry, Ohio.
     -    1994  CITIZENS purchased a branch bank in Dellroy, Ohio.
     -    1996  CITIZENS converted to check imaging and optical character recognition for data processing.
     -    1997  CITIZENS opened a full-service Retail Banking Center inside
                Riesbeck's Food Markets, Inc.'s St. Clairsville, Ohio store. Additionally, CITIZENS introduced a Secondary Market Real Estate Mortgage Program available for all locations and introduced a MasterCard(R)Check Card to the local market area.
     -    1998  CITIZENS increased ATM network by four cash dispenser machines in various Riesbecks' Food Markets.
     -    1998  Effective July 7, 1998, the acquisition of Southern Ohio
                Community Bancorporation, Inc. was completed and The Community Bank, Glouster, Ohio ("COMMUNITY") was added as a separate banking charter to the Company.
     -    1999  January 28, 1999 CITIZENS acquired a full service banking facility in Jewett, Ohio
     -    1999  March 1999 COMMUNITY opened a Loan Production Office in
                Lancaster, Ohio.
     -    1999  CITIZENS established a full service brokerage division to be known as Brokerage United with securities provided through Raymond James Financial Services, Inc., member NASD/SIPC.
     -    1999  COMMUNITY moved their main office to Lancaster, Ohio.
     -    2000  COMMUNITY opened a new branch in Lancaster and their auto teller for the main office.

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATION



         ANALYSIS OF FINANCIAL CONDITION

         EARNING ASSETS - LOANS
                  At June 30, 2000, gross loans were $194,107,000 compared to $180,516,000 at year-end 1999, an increase of 7.5%. The increase in total outstanding loans was the result of growth in the commercial and installment portfolios. COMMUNITY'S outstanding loans increased 17.2% or approximately $6.4 million from December 31, 1999. Management anticipates the expansion plans for COMMUNITY will provide a solid market for loan growth. CITIZENS' also experienced sound growth as gross loans increased $7.2 million or 5.0%.

                  Installment loans, with continued emphasis placed on the indirect automobile lending market, stayed relatively constant at 29.3% of total loans at June 30, 2000 compared to 29.6% at year-end 1999. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. Management has worked to expand the lending market of COMMUNITY into the Lancaster, Ohio area which provided an increase of installment loans of $4,779,000 from December 31, 1999. CITIZENS actually experience a 3.4% or $1,266,000 decline in installment loans. Even with the decline at CITIZENS, the installment loan portfolio for the Company increased 6.6% since December 31, 1999.

                  Commercial and commercial real estate loans comprised 43.1% of total loans at June 30, 2000 compared to 42.0% at December 31, 1999. Commercial and commercial real estate loans have increased $7,940,000 or 10.5% since December 31, 1999. CITIZENS contributed $7,178,000 to the overall increase. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out-of-area loans at June 30, 2000 were 8.1% of total loans and 18.9% of total commercial and commercial real estate loans compared to 8.5% and 20.3% at year-end 1999.

                  Real estate loans were 27.6% of total loans at June 30, 2000 compared to 28.4% at year-end 1999. Real estate loans increased 4.2% since December 31, 1999. Our real estate loans are not growing as quickly as commercial, commercial real estate, and installment; however; the slight increase shows the continued shift in customer preference to adjustable rate real estate loans as interest rates trend higher. Adjustable rate products typically have lower introductory rates as compared to that of a fixed rate mortgage. The Company primarily sells its fixed rate mortgaes on the secondary market and retains the adjustable rate mortgages for the portfolio.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk code model that considers borrowers past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATION

         absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2000 were approximately $253,000, or 8.1%, of the beginning balance in the allowance for loan losses compared to $501,000, or 16.5%, of the beginning balance for loan losses for the six months ended June 30, 1999. During the first half of 2000, net charge-offs for consumer loans totaled approximately $132,000 compared to $494,000 for the first half of 1999. The decrease can be attributed to Management's continued focus on improving underwriting standards.

         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2000 increased approximately $5,532,000, or 6.5% from year-end 1999 totals. Securities held to maturity at June 30, 2000 increased approximately $1,055,000 or 10.8% compared to year-end 1999 totals.

                  Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At June 30, 2000, the Company had no federal funds sold compared to $780,000 at year-end 1999.


         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2000, total core deposits increased approximately $18.0 million primarily from an increase of demand deposits and time deposits under $100,000 of $4.8 million and $15.8 million, respectively. This was partly offset by a decrease in savings deposits of $2.6 million. During the first six months of 2000, COMMUNITY has experienced an increase of time deposits under $100,000 of $10.4 million. This increase is primarily the result of management's expansion plans in Lancaster, Ohio.

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

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2000, certificates of deposit greater than $100,000 increased approximately $4.4 million, or 18.9% from

                              UNITED BANCORP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

         year-end 1999 totals. Again, approximately $3.9 million of the increase was due to the COMMUNITY expansion.

         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first six months of 2000, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreement are with local school districts, city and county government. Total other borrowings decreased approximately $2.8 million, or 9.2% from year-end 1999 totals. With the probable occurrence of higher interest rates in the latter half of 2000, Management determined that the issuance of fixed rate certificate of deposits rather than floating rate FHLB advances would help support the Company's net interest margin as short term rates increase.


         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

         NET INCOME
                  Basic earnings per share for the six months ended June 30, 2000 was $0.44, compared with $0.51 for the six months ended June 30, 1999. Net income decreased $223,000 for six months ended June 30, 2000, compared to the same period in 1999. On an annualized basis, Return on Average Assets (ROA) was 0.85% and Return on Average Equity (ROE) was 10.3% compared to ROA of 1.05% and ROE of 11.3% for the six months ended June 30, 1999.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 2.6% for the six months ended June 30, 2000 compared to the same period in 1999.

                  Total interest income for the six months ended June 30, 2000 was $11,393,000 compared to $10,575,000 for the same period in 1999. Total interest income increased $818,000, or 7.7%. The increase can be attributed to the overall growth in the Company's interest-bearing assets, and in increase in the interest rate environment.

                  Total interest expense for the six months ended June 30, 2000 when compared to the same six months period ended June 30, 1999, increased 20.4% or $967,000. The Company has experienced an increase in interest expense due to an increased use of time deposits to fund loan growth and an overall increase of rates on all deposit products to remain competitive in the market.

                              UNITED BANCORP, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operation

         PROVISION FOR LOAN LOSSES
                  The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses associated with the loan portfolio.

                  The total provision for loan losses was $231,000 for the six months ended June 30, 2000 compared to $403,000 for the same period in 1999. Management decreased the provision in 2000 due to an anticipated decrease in net charge-offs for the fiscal year. This decrease is a result of Management's commitment to improve the portfolio's credit quality.

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the six months ended June 30, 2000 was $659,000 compared to $685,000 for the same six-month period ended June 30, 1999. For the six months ended June 30, 2000 compared to the same period in 1999, noninterest income decreased approximately 3.8%. The decrease in noninterest income can be attributed to a decrease in secondary market fee income of approximately $90,000. The secondary market loan production has declined due to the rise in interest rates. Customer preference has shifted to adjustable rate mortgages during the second half of 1999 and into 2000. This decrease was partially offset by the $30,000 or 8.4% increase in service charge income. The expanded customer base as a result of the COMMUNITY expansion and management's focus on updating our fee structures attributed to the increase.

         NONINTEREST EXPENSE
                  Noninterest expense for the six months ended June 30, 2000 increased 7.0% over the six months ended June 30, 1999. Expansion costs have been incurred in the first quarter of 2000 related to COMMUNITY'S opening of a new headquarters, an adjacent limited service drive-thru, and a full service banking center in Lancaster, Ohio. In addition, additional staffing, advertising and occupancy expenses were added to the COMMUNITY'S cost structure as a result of this expansion.


         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000

         NET INCOME
                  Basic earnings per share for the three months ended June 30, 2000 was $0.24, compared with $0.23 for the three months ended June 30, 1999. Net income increased $31,000 for three months ended June 30, 2000, compared to the same period in 1999. On an annualized basis, Return on Average Assets (ROA) was 0.93% and Return on Average Equity
         (ROE) was 11.3% compared to ROA of 0.95% and ROE of 10.1% for the three months ended March 31, 1999.

                              UNITED BANCORP, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operation


         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 4.4% for the three months ended June 30, 2000 compared to the same period in 1999. Management anticipates the short-term impact to continue over the next several quarters if short term rates continue to rise as such a rapid pace.

                  Total interest income for the three months ended June 30, 2000 was $5,800,000 compared to $5,344,000 for the same period in 1999. Total interest income increased $456,000, or 8.5%. The increase can be attributed to the overall growth in the Company's interest-bearing assets, and in increase in the interest rate environment.

                  Total interest expense for the three months ended June 30, 2000 when compared to the same three months period ended June 30, 1999, increased 24.8%, or $586,000. The Company has experienced an increase in interest expense due to an increase use of time deposits to fund loan growth and an overall increase of rates on all deposit products to remain competitive in the market.


         PROVISION FOR LOAN LOSSES
                  The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses associated with the loan portfolio.

                  The total provision for loan losses was $115,000 for the three months ended June 30, 2000 compared to $205,000 for the same period in 1999. Management decreased the provision in 2000 due to an anticipated decrease in net charge-offs for the fiscal year. This decrease is a result of Management's commitment to improve the portfolio's credit quality.

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three months ended June 30, 2000 was $334,000 compared to $306,000 for the same three months period ended June 30, 1999. For the three months ended June 30, 2000 compared to the same period in 1999, noninterest income increased approximately 9.2%. The increase in noninterest income can be attributed to an increase in service charge income. The Company has focused on increasing its service charges fees when deemed appropriate with the local competition. Also, as previously discussed, with the growth of the COMMUNITY franchise, additional service charge income was added as the customer base was expanded.

                              UNITED BANCORP, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operation

        NONINTEREST EXPENSE
                  Noninterest expense for the three months ended June 30, 2000 decreased $32,000 or 1.5% over the three months ended June 30, 1999. Salary expense decreased approximately $17,000 or 1.6% for the three months ended June 30, 2000. Occupancy increased $32,000 or 9.6% from 1999 to 2000 primarily as a result of the expansion of COMMUNITY in the Lancaster, Ohio market. Non-recurring professional fees were incurred in the second quarter of 1999 related to COMMUNITY'S opening of a new headquarters, an adjacent limited service drive-thru, and a full service banking center in Lancaster, Ohio, therefore other expenses decreased approximately $47,000 or 5.9% for the three months ended June 30, 2000 when compared with the same period in 1999.

         CAPITAL RESOURCES
                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 2000 was $25,713,000 compared to $25,298,000 at December 31, 1999, a 1.6% increase. Total shareholders' equity in relation to total assets was 8.09% at June 30, 2000 and 8.5% at December 31, 1999.

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

                              UNITED BANCORP, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operation

                  The minimum requirements are:

                                         TOTAL              TIER 1           TIER 1
                                       CAPITAL TO         CAPITAL TO       CAPITAL TO
                                     RISK-WEIGHTED      RISK-WEIGHTED        AVERAGE
                                         ASSETS             ASSETS           ASSETS
                                   -----------------  -----------------  --------------
Well capitalized                             10.00%              6.00%           5.00%
Adequately capitalized                        8.00%              4.00%           4.00%
Undercapitalized                              6.00%              3.00%           3.00%



                  The following table illustrates the Company's risk-weighted capital ratios at June 30, 2000:

                                                                JUNE 30,
                      (IN THOUSANDS)                              2000
                                                           ----------------
Tier 1 capital                                                $     29,566
Total risk-based capital                                      $     32,197
Risk-weighted assets                                          $    210,058
Average total assets                                          $    304,793

Tier 1 capital to average assets                                     9.70%
Tier 1 risk-based capital ratio                                     14.08%
Total  risk-based capital ratio                                     15.33%





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

                  For the six months ended June 30, 2000, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net decrease in cash and cash equivalents of $2,734,000 was primarily the result of a decrease in borrowed funds of $3,363,000 and an increase in loans of $13,844,000, offset by cash provided in financing activities of $22,453,000 related to an increase in deposits. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

                              UNITED BANCORP, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operation

         INFLATION
                  Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with Generally Accepted Accounting Principles
         (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

                              UNITED BANCORP, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operation



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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 89% of the portfolio compared to the 11% for held to maturity securities. The Company primarily invests in US Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 32% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. In addition, the Company also originates consumer and commercial loans, which make up a significant percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted-average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates.

         Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 1999 Annual Report as of December 31, 1999, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Management believes that no events have occurred since December 31, 1999 which would significantly change the Company's NPV at June 30, 2000 under each assumed shifts of 100 basis points in market interest rates.

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

                              UNITED BANCORP, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operation


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

                              UNITED BANCORP, INC.
                           PART II - OTHER INFORMATION
                                    FORM 10-Q



 PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS
          Not applicable.

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were submitted to a vote of security holders meeting April 19, 2000.

          Election of Directors for the class of 2003 to include the following:

            James W. Everson    Ayes 1,944,603, Withheld 6,893
            Matthew C. Thomas   Ayes 1,945,790, Withheld 5,705

          Crowe Chizek and Company Independent Certified Public Accountants to continue to serve the Company's external audit firm for the fiscal year 2000. Roll Call Ayes 1,934,985, Nays 3,964, and Abstaining 12,547.


ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits
          (b) The registrant filed no current reports on Form 8-K during the quarter ended June 30, 2000.

                              UNITED BANCORP, INC.
                                   SIGNATURES


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






      August 4, 2000                    By: /s/ James W. Everson
---------------------------                 ------------------------------------
      Date                                  James W. Everson
                                            Chairman, President & Chief
                                            Executive Officer





      August 4, 2000                    By: /s/ Randall M. Greenwood
---------------------------                 ------------------------------------
      Date                                  Randall M. Greenwood
                                            Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   ------------

   27                         Financial Data Schedule