Form 10-Q
period 2000-09-30
UNITED BANCORP INC /OH/
filed 2000-11-13
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2000

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  N/A        N/A
                               -------------------------------

Commission File Number:           0-16540
                                  -------


                              UNITED BANCORP, INC.
                              --------------------
            (Exact name of registrant as specified in its charter.)


                Ohio                                            34-1405357
                ----                                          --------------
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

     COMMON STOCK, $1.00 PAR VALUE 2,909,464 SHARES AS OF OCTOBER 26, 2000

                              UNITED BANCORP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q


PART I FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. Financial Statements

  Condensed Consolidated Balance Sheets...................................... 3

  Condensed Consolidated Statements of Income................................ 4

  Condensed Consolidated Statements of Shareholders' Equity.................. 5

  Condensed Consolidated Statements of Cash Flows............................ 6

  Notes to the Condensed Consolidated Financial Statements.............. 7 - 13

ITEM 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations.............................................14 - 22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......23 - 24


PART II  OTHER INFORMATION

ITEM 1.
  Legal Proceedings......................................................... 25

ITEM 2.
  Changes in Securities and Use of Proceeds................................. 25

ITEM 3.
  Default Upon Senior Securities............................................ 25

ITEM 4.
  Submission of Matters to a Vote of Security Holders....................... 25

ITEM 5.
  Other Information......................................................... 25

ITEM 6.
  Exhibits and Reports on Form 8-K.......................................... 25

SIGNATURES.................................................................. 26

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


PART I  FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS
(IN THOUSANDS)


                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                   2000           1999
                                                               -------------  --------------
ASSETS
Cash and due from banks                                        $     10,340   $      11,097
Federal funds sold                                                        -             780
                                                               -------------  --------------
  Total cash and cash equivalents                                    10,340          11,877
Securities available for sale                                        91,722          85,362
Securities held to maturity
(Estimated fair value of $10,641 at 09/30/00 and
 $9,566 at 12/31/99)                                                 10,675           9,794
Loans receivable
  Commercial loans                                                   21,620          15,463
  Commercial real estate loans                                       62,650          60,305
  Real estate loans                                                  54,783          51,357
  Installment loans                                                  57,529          53,391
                                                               -------------  --------------
    Total loans receivable                                          196,582         180,516
Allowance for loan losses                                            (2,976)         (3,110)
                                                               -------------  --------------
    Net loans receivable                                            193,606         177,406
Premises and equipment, net                                           9,552           9,009
Accrued interest receivable and other assets                          6,102           5,316
                                                               -----------------------------

  Total Assets                                                 $    321,997   $     298,764
                                                               =============================

LIABILITIES
Demand deposits
  Noninterest-bearing                                          $     21,711   $      19,858
  Interest-bearing                                                   43,765          37,781
Savings deposits                                                     52,412          56,245
Time deposits - under $100,000                                      115,565          98,326
Time deposits - $100,000 and over                                    24,584          23,330
                                                               -------------  --------------
    Total deposits                                                  258,037         235,540
Securities sold under agreements to repurchase                        4,685           5,788
Other borrowed funds                                                 31,499          30,599
Accrued expenses and other liabilities                                1,353           1,539
                                                               -------------  --------------
    Total Liabilities                                               295,574         273,466

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  2,947,839 issued                                                    2,948           2,943
Additional paid in capital                                           20,094          19,660
Treasury Stock - 15,417 shares at cost                                 (153)              -
Shares Held By Deferred Compensation Plan -
 22,958 shares at cost                                                 (387)
Retained earnings                                                     7,343           6,543
Accumulated other comprehensive income, net of tax                   (3,422)         (3,848)
                                                               -------------  --------------
  Total Shareholders' Equity                                         26,423          25,298
                                                               -------------  --------------
  Total Liabilities and Shareholders' Equity                   $    321,997   $     298,764
                                                               =============  ==============

        See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF INCOME


(IN THOUSANDS-EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                    2000         1999          2000          1999
                                                 ------------ ------------ -------------- ------------
Interest and dividend income
  Loans, including fees                          $     4,423  $     3,849  $      12,604  $    11,144
  Taxable securities                                   1,359        1,238          3,887        3,739
  Non-taxable securities                                 277          324            812          980
  Other interest and dividend income                      66           65            215          188
                                                 ------------ ------------ -------------- ------------
      Total interest and dividend income               6,125        5,476         17,518       16,051

Interest expense
  Deposits
    Demand                                               299          214            793          656
    Savings                                              282          383            836        1,146
    Time                                               2,131        1,458          5,997        4,392
  Other borrowings                                       558          437          1,348        1,035
                                                 ------------ ------------ -------------- ------------
      Total interest expense                           3,270        2,492          8,974        7,229

NET INTEREST INCOME                                    2,855        2,984          8,544        8,822

Provision for loan losses                                116          141            347          544
                                                 ------------ ------------ -------------- ------------

NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                           2,739        2,843          8,197        8,278

Non-interest income
  Service charges on deposit accounts                    236          181            625          540
  Other income                                            95           89            365          415
                                                 ------------ ------------ -------------- ------------
      Total non-interest income                          331          270            990          955

Non-interest expense
  Salaries and employee benefits                       1,060        1,032          3,209        3,045
  Occupancy                                              329          334          1,044          974
  Other expenses                                         739          707          2,296        2,184
                                                 ------------ ------------ -------------- ------------
      Total non-interest expense                       2,128        2,073          6,549        6,203

INCOME BEFORE INCOME TAXES                               942        1,040          2,638        3,030
  Income tax expense                                     274          264            688          749
                                                 ------------ ------------ -------------- ------------

NET INCOME                                       $       668  $       776  $       1,950  $     2,281
                                                 ============ ============ ============== ============

Earnings per common share - Basic                $      0.23  $      0.26  $        0.66  $      0.77
Earnings per common share - Diluted              $      0.23  $      0.26  $        0.66  $      0.77
Dividends per common share                       $      0.13  $      0.12  $        0.39  $      0.37

        See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                  ADDITIONAL                                              OTHER
                                         COMMON     PAID IN      TREASURY   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                         STOCK      CAPITAL       STOCK     EARNINGS      INCOME         INCOME        TOTAL
                                        -------- -------------- ---------- ---------- ---------------  ------------ ----------
BALANCE AT JANUARY 1, 1999              $ 2,800       $ 17,802    $     -    $  6,840                     $   (121)   $ 27,321
  Net income                                                                    2,281        $ 2,281                     2,281
  Proceeds and tax benefit from
    exercise of stock options                 3             21                                                              24
  Other comprehensive income (loss),
    net of tax:
        Cumulative effect change from
         transfer of securities from
         held to maturity to available
         for sale from adoption of
         SFAS No. 133                                                                            445           445         445
        Net change in unrealized
         gain/(loss) on securities
         available for sale                                                                   (3,256)       (3,256)     (3,256)
  Comprehensive income (loss)                                                                $  (530)
                                                                                      ===============
  Cash dividends - $0.37 per share                                      -      (1,093)                                  (1,093)
                                        -------- -------------- ---------- ----------                  ------------ ----------
BALANCE AT SEPTEMBER 30, 1999           $ 2,803       $ 17,823    $     -    $  8,028                     $ (2,932)   $ 25,722
                                        =======  ============== ========== ==========                  ============ ==========

BALANCE AT JANUARY 1, 2000              $ 2,943       $ 19,660    $     -    $  6,543                     $ (3,848)   $ 25,298
  Net income                                                                    1,950        $ 1,950                     1,950
  Stock issuance                              5             47                                                              52
  Proceeds and tax benefit from
    exercise of stock options                 -              -                                                               -
  Other comprehensive income (loss),
   net of tax:
        Net change in unrealized
         gain/(loss) on
         securities available for sale                                                           426           426         426
                                                                                      ---------------
       Comprehensive income                                                                  $ 2,376
                                                                                      ===============
  Recognition of shares held by deferred
    compensation plan - 22,958 at cost                     370        (370)
Shares purchased for deferred
    compensation plan                                       17         (17)
Treasury Stock - 15,417 shares at cost                                (153)                                               (153)
  Cash dividends - $0.39 per share                                             (1,150)                                  (1,150)
                                        -------- -------------- ---------- ----------                  ------------ ----------
BALANCE AT SEPTEMBER 30, 2000           $ 2,948       $ 20,094    $   (540)     7,343                     $ (3,422)   $ 26,423
                                        ======== ============== ========== ==========                  ============ ==========


        See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(IN THOUSANDS)                                                           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   2000                    1999
                                                            --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $             1,950     $             2,281
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                         650                     570
      Provision for loan losses                                             347                     544
      Deferred taxes                                                        (17)                   (172)
      Federal Home Loan Bank stock dividend                                (137)                    (83)
      Gain on sale/call of securities                                       (17)                      -
      (Accretion)/amortization of securities, net                             6                     122
      Gain on sale of loans                                                  (7)                    (53)
      Amortization of mortgage servicing rights                              33                      29
      Gain/loss on sale of assets                                             -                       9
      Net changes in accrued interest receivable and
       other assets                                                        (767)                   (889)
      Net changes in accrued expenses and other
      liabilities                                                          (284)                    207
                                                            --------------------    --------------------
      Net cash from operating activities                                  1,757                   2,565

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Proceeds from sales                                                        17                       -
  Proceeds from maturities/calls                                          1,405                  16,584
  Purchases                                                              (6,999)                (19,077)
Securities held to maturity
  Proceeds from maturities/calls                                            179                       -
  Purchases                                                              (1,051)                 (3,961)
Net change in loans                                                     (16,719)                (13,003)
Net purchases of premises and equipment                                  (1,169)                 (1,705)
Proceeds from sale of assets                                                  -                     269
                                                            --------------------    --------------------
      Net cash from investing activities                                (24,337)                (20,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                   22,497                   7,065
Cash and cash equvalents received from deposit assumption,
   net of asset acquired                                                      -                       -
Net change in short-term borrowings                                         440                   3,336
Proceeds from long-term debt                                                  -                   3,693
Principal payments on long-term debt                                       (643)                   (714)
Proceeds from exercise of stock options                                       -                      24
Proceeds from stock issuance                                                 52                       -
Purchases of Treasury Stock                                                (153)
Cash dividends paid                                                      (1,150)                 (1,093)
                                                            --------------------    --------------------
      Net cash from financing activities                                 21,043                  12,311
                                                            --------------------    --------------------

Net change in cash and cash equivalents                                  (1,537)                 (6,017)

Cash and cash equivalents at beginning of year                           11,877                  16,492
                                                            --------------------    --------------------

Cash and cash equivalents at end of period                  $            10,340     $            10,475
                                                            ====================    ====================

     Interest paid                                          $             8,831     $             7,276
     Income taxes paid                                                      724                     559

Non-cash transfer from loans to other real estate
 and repossessions                                          $               172     $               244
Non-cash transfer of securities from held to maturity
 to available  for sale upon adoption of SFAS No. 133                         -                  16,005

        See accompanying notes to the consolidated financial statements

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at September 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 1999 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1999 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

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

COMPREHENSIVE INCOME:
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                   (IN THOUSANDS)                               2000             1999             2000            1999
                                                           ----------------  --------------  ---------------  --------------
Other comprehensive income (loss):
      Unrealized holding gains (losses) on available
        for sale securities arising during period                      879            (746)             660          (4,932)
      Cumulative effect adjustment for the transfer
        of securities from held to maturity to
        available for sale from adoption of
        SFAS No. 133                                                                     -                              674
      Reclassification adjustment for (gains) and
        losses later recognized in income                                -               -              (17)              -
                                                           ----------------  --------------  ---------------  --------------
                                                                       879            (746)             643          (4,258)

Tax effect                                                            (299)            254             (217)          1,447
                                                           ----------------  --------------  ---------------  --------------

Other comprehensive income (loss)                          $           580   $        (492)  $          426   $      (2,811)
                                                           ================  ==============  ===============  ==============

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   SECURITIES:

         Securities were as follows:

                                                                   GROSS           GROSS
                (IN THOUSANDS)                   AMORTIZED      UNREALIZED      UNREALIZED       ESTIMATED
                                                   COST            GAINS          LOSSES        FAIR VALUE
                                               --------------  --------------  --------------  --------------
AVAILABLE FOR SALE - SEPTEMBER 30, 2000
US Agency obligations                          $      77,827   $           6   $      (5,290)  $      72,543
State and Municipal obligations                       13,809             175             (48)         13,936
Mortgage-backed securities                             1,955               -             (38)          1,917
Other securities                                       3,316              10               -           3,326
                                               --------------  --------------  --------------  --------------
                                               $      96,907   $         191   $      (5,376)  $      91,722
                                               ==============  ==============  ==============  ==============

AVAILABLE FOR SALE - DECEMBER 31, 1999
US Agency obligations                          $      71,820   $           -   $      (5,869)  $      65,951
State and Municipal obligations                       14,112             203            (128)         14,187
Mortgage-backed obligations                            2,079               -             (61)          2,018
Other securities                                       3,179              27               -           3,206
                                               --------------  --------------  --------------  --------------
                                               $      91,190   $         230   $      (6,058)  $      85,362
                                               ==============  ==============  ==============  ==============

HELD TO MATURITY - SEPTEMBER 30, 2000
US Agency obligations                          $       2,495   $           -   $         (68)  $       2,427
State and Municipal obligations                        8,180             128             (94)          8,214
                                               --------------  --------------  --------------  --------------
                                               $      10,675   $         128   $        (162)  $      10,641
                                               ==============  ==============  ==============  ==============

HELD TO MATURITY - DECEMBER 31, 1999
US Agency obligations                          $       2,494   $           -   $         (84)  $       2,410
State and Municipal obligations                        7,300              49            (193)          7,156
                                               --------------  --------------  --------------  --------------
                                               $       9,794   $          49   $        (277)  $       9,566
                                               ==============  ==============  ==============  ==============


Sales of securities available for sale were as follows:


(IN THOUSANDS)                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                   2000            1999            2000            1999
                                               --------------  --------------  --------------  --------------
Proceeds                                       $           -   $           -   $          17   $           -
Gross gains                                                -               -              20               -
Gross losses                                               -               -               3               -

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   SECURITIES: (CONTINUED)

         Contractual maturities of securities at September 30, 2000 were as follows:


AVAILABLE FOR SALE (IN THOUSANDS)                  AMORTIZED          ESTIMATED
                                                      COST           FAIR VALUE
                                                -----------------  ----------------
US Agency obligations
  Under 1 Year                                  $          1,000   $           999
  1 - 5 Years                                              2,600             2,544
  5 - 10 Years                                            35,471            33,924
 Over 10 Years                                            38,756            35,076
                                                -----------------  ----------------
  Total                                                   77,827            72,543
                                                -----------------  ----------------
State and municipal obligations
  Under 1 Year                                               821               823
  1 - 5 Years                                             10,210            10,363
  5 - 10 Years                                             1,114             1,105
 Over 10 Years                                             1,664             1,645
                                                -----------------  ----------------
  Total                                                   13,809            13,936
                                                -----------------  ----------------
Mortgage Backed securities
  5 - 10 Years                                               203               196
  Over 10 Years                                            1,752             1,721
                                                -----------------  ----------------
   Total                                                   1,955             1,917
                                                -----------------  ----------------
Other investments
  Equity securities                                        3,316             3,326
                                                -----------------  ----------------

Total securities available for sale             $         96,907   $        91,722
                                                =================  ================

HELD TO MATURITY (IN THOUSANDS)

US Agency obligations
  1 - 5 Years                                   $          1,000   $           990
  5 - 10 Years                                               496               488
  Over 10 Years                                              999               949
                                                -----------------  ----------------
  Total                                                    2,495             2,427
                                                -----------------  ----------------
State and municipal obligations
  1 - 5 Years                                              1,982             2,005
  5 - 10 Years                                             3,517             3,541
  Over 10 Years                                            2,681             2,668
                                                -----------------  ----------------
  Total                                                    8,180             8,214
                                                -----------------  ----------------
Total securities held to maturity               $         10,675   $        10,641
                                                =================  ================


Securities with a carrying value of approximately $48,694,000 at September 30, 2000 and $45,332,000 at December 31, 1999 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses was as follows:

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                    (IN THOUSANDS)                           2000             1999             2000              1999
                                                        ---------------  ---------------  ----------------  ---------------
Beginning Balance                                       $        3,088   $        2,935   $         3,110   $        3,033
  Provision charged to operating expense                           116              141               347              544
  Loans charged-off                                               (299)            (164)             (674)            (764)
  Recoveries                                                        71              109               193              208
                                                        ---------------  ---------------  ----------------  ---------------
Ending Balance                                          $        2,976   $        3,021   $         2,976   $        3,021
                                                        ===============  ===============  ================  ===============

Non-performing loans were as follows:

                                                        SEPTEMBER 30,     DECEMBER 31,
                    (IN THOUSANDS)                           2000             1999
                                                        ---------------  ---------------
Loans past due over 90 days still on accrual            $          194   $           36
Nonaccrual Loans                                                   958              987

     Loans considered impaired under the provisions of SFAS No. 114 were not material at September 30, 2000 and December 31, 1999. Nonperforming loans include all impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively excluded for impairment.

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

     A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2000 and December 31, 1999 follows:

                                                        SEPTEMBER 30,     DECEMBER 31,
                    (IN THOUSANDS)                           2000             1999
                                                        ---------------  ---------------
Commitments to extend credit                            $       19,051   $       17,131
Credit card and ready reserve lines                              1,231            1,178
Standby letters of credit                                          373              446

     At September 30, 2000, and included above, commitments to make fixed-rate loans totaled $4,655,267 with the interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%. At December 31, 1999, commitments to make fixed rate loans totaled $2,363,000 with interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%.

     At September 30, 2000 and December 31, 1999, reserves of $1,191,000 and $1,241,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

5.   EARNINGS PER SHARE

         The factors used in the earnings per share computation were as follows:

                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
(IN THOUSANDS-EXCEPT FOR PER SHARE INFORMATION)                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    2000               1999               2000               1999
                                                                   -------------      -----------       ------------      ---------
BASIC
     Net income                                                    $       668        $       776       $      1,950      $   2,281
                                                                   ===========        ===========       ============      =========
     Weighted average common shares outstanding                      2,942,002          2,943,068          2,942,646      2,942,160
                                                                   ===========        ===========       ============      =========
     Basic earnings per common share                               $      0.23        $      0.26       $       0.66      $    0.77
                                                                   ===========        ===========       ============      =========
DILUTED
     Net income                                                    $       668        $     $ 776       $      1,950          2,281
                                                                   ===========        ===========       ============      =========
     Weighted average common shares outstanding for
           basic earnings per common share                           2,942,002          2,943,068          2,942,646      2,942,160
     Add:  Dilutive effects of assumed exercised of stock
           options                                                           -             19,841              2,679         23,779
                                                                   -----------        -----------       ------------      ---------
     Average shares and dilutive potential common shares             2,942,002          2,962,909          2,945,325      2,965,939
                                                                   ===========        ===========       ============      =========

     Average shares and dilutive potential common shares           $      0.23        $      0.26       $       0.66      $    0.77
                                                                   ===========        ===========       ============      =========
Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature                   74,560             18,192             19,756          7,167

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   EARNINGS PER SHARE (CONTINUED)

     During the quarter ending September 30, 2000, there were 13,340 options forfeited due to the death of an executive officer.

                              UNITED BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discusses the financial condition of the Company as of September 30, 2000, as compared to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 compared to the same periods in 1999. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

         The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date such statements were made or to reflect the occurrence of anticipated or unanticipated events.

         The following brief history of the Company and its subsidiary growth and development highlights the continuing commitment to maintaining a presence as a local "Hometown" community bank serving several diverse market areas.

         *      1902    Original banking charter granted for The German Savings
                        Bank (later changed to The Citizens Savings Bank).
         *      1974    Construction of a full-service branch banking facility 6
                        miles west in Colerain, Ohio.
         *      1978    Construction of a full-service  branch banking facility
                        2 miles south in Bridgeport, Ohio.
         *      1980    Construction of a limited-service auto-teller banking
                        location in Martins Ferry, Ohio.
         *      1983    Creation of United Bancorp, Inc. as a single-bank
                        holding company through acquisition of 100% of the
                        voting stock of The Citizens Savings Bank of Martins
                        Ferry, Ohio ("CITIZENS"). Also, began operation of
                        Automated Teller Machine ("ATM") in Aetnaville, Ohio.
         *      1984    CITIZENS opened a newly constructed 21,500 square foot
                        main-office facility in Martins Ferry, Ohio, adjacent to
                        the auto-teller facility built in 1980.
         *      1986    United Bancorp, Inc. became a multi-bank holding company
                        through the acquisition of 100% of the voting stock of
                        The Citizens-State Bank of Strasburg, Strasburg, Ohio,
                        merged into CITIZENS in 1999.
         *      1990    CITIZENS converted from third-party data processing to
                        in-house data processing. CITIZENS constructed a
                        full-service branch bank 6 miles south of Strasburg in
                        Dover, Ohio.
         *      1992    CITIZENS acquired two branch bank locations in New
                        Philadelphia and Sherrodsville, Ohio.

                              UNITED BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



     *      1993    CITIZENS relocated Data Processing, Accounting and
                    Bookkeeping to a renovated Operations Center across from the main office in Martins Ferry, Ohio.
     *      1994    CITIZENS purchased a branch bank in Dellroy, Ohio.
     *      1996    CITIZENS converted to check imaging and optical character
                    recognition for data processing.
     *      1997    CITIZENS opened a full-service Retail Banking Center inside
                    Riesbeck's Food Markets, Inc.'s St. Clairsville, Ohio store.
                    Additionally, CITIZENS introduced a Secondary Market Real
                    Estate Mortgage Program available for all locations and
                    introduced a MasterCard(R) Check Card to the local market
                    area.
     *      1998    CITIZENS increased ATM network by four cash dispenser
                    machines in various Riesbecks' Food Markets.
     *      1998    Effective July 7, 1998, the acquisition of Southern Ohio
                    Community Bancorporation, Inc. was completed and The
                    Community Bank, Glouster, Ohio ("COMMUNITY") was added as a separate banking charter to the Company.
     *      1999    January 28, 1999 CITIZENS acquired a full service banking
                    facility in Jewett, Ohio
     *      1999    March 1999 COMMUNITY opened a Loan Production Office in
                    Lancaster, Ohio.
     *      1999    CITIZENS established a full service brokerage division to be known as Brokerage United with securities provided through
                    Raymond James Financial Services, Inc., member NASD/SIPC.
     *      1999    COMMUNITY moved their main office to Lancaster,  Ohio.
     *      2000    COMMUNITY opened a new branch in Lancaster and their auto
                    teller for the main office.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS - LOANS

     At September 30, 2000, gross loans were $196,582,000 compared to $180,516,000 at year-end 1999, an increase of 8.9%. The increase in total outstanding loans was the result of growth in all loan categories with particular growth in the commercial and installment portfolios. COMMUNITY'S outstanding loans increased 25.7% or approximately $9.5 million from December 31, 1999. Management anticipates the expansion plans of COMMUNITY into the Lancaster, OH market. CITIZENS' also experienced sound growth as gross loans increased $6.5 million, or 4.5%.

     Installment loans, with continued emphasis placed on the indirect automobile lending market, stayed relatively constant at 29.3% of total loans at September 30, 2000 compared to 29.6% at year-end 1999. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. Management has worked to expand the lending market of COMMUNITY into the Lancaster, Ohio area which provided an increase of installment loans of $6,061,000 from December 31, 1999. CITIZENS actually experienced a 5.2% or $1,923,000 decline in installment loans. Even with the decline at CITIZENS, the installment loan portfolio for the Company increased 7.8% since December 31, 1999.

     Commercial and commercial real estate loans comprised 42.9% of total loans at September 30, 2000 compared to 42.0% at December 31, 1999. Commercial and commercial real estate loans have increased $8,502,000 or 11.2% since December 31, 1999. CITIZENS

                              UNITED BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

contributed $7,168,000 to the overall increase. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out-of-area loans at September 30, 2000 were 7.3% of total loans and 17.0% of total commercial and commercial real estate loans compared to 8.5% and 20.3% at year-end 1999.

     Real estate loans were 27.9% of total loans at September 30, 2000 compared to 28.4% at year-end 1999. Real estate loans increased 6.7% since December 31, 1999. Our real estate loans are not growing as quickly as commercial, commercial real estate, and installment; however; the slight increase shows the continued shift in customer preference to adjustable rate real estate loans as interest rates trended higher. Adjustable rate products typically have lower introductory rates as compared to that of a fixed rate mortgage. The Company primarily sells its fixed rate mortgages on the secondary market and retains the adjustable rate mortgages for the portfolio.

     The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk grading model that considers borrowers past due experience, current financial condition, collateral value and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2000 were approximately $483,000, or 15.5%, of the beginning balance in the allowance for loan losses compared to $556,000, or 18.3%, of the beginning balance for loan losses for the nine months ended September 30, 1999. The decrease can be attributed to Management's continued focus on improving underwriting standards..

EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

     The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at September 30, 2000 increased approximately $6,360,000, or 7.5% from year-end 1999 totals. Securities held to maturity at September 30, 2000 increased approximately $881,000 or 9.0% compared to year-end 1999 totals.

     Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At September 30, 2000, the Company had no federal funds sold compared to $780,000 at year-end 1999.

                              UNITED BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

SOURCES OF FUNDS - DEPOSITS

     The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2000, total core deposits increased approximately $15.8 million primarily from an increase of demand deposits and time deposits under $100,000 of $7.8 million and $7.95 million, respectively. This was partly offset by a decrease in savings deposits of $3.8 million. During the first nine months of 2000, COMMUNITY has experienced an increase of time deposits under $100,000 of $7.3 million. This increase is primarily the result of management's expansion plans in Lancaster, Ohio and paying higher interest rates to attract customers.

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

     Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2000, certificates of deposit greater than $100,000 increased approximately $6.7 million, or 34.0% from year-end 1999 totals. Again, approximately $9.3 million of the increase was due to the COMMUNITY expansion.

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

     Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first nine months of 2000, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreement are with local school districts, city and county government. Total other borrowings increased approximately $0.8 million, or 2.9% from year-end 1999 totals. With the probable occurrence of higher interest rates in the latter half of 2000, Management determined that the issuance of fixed rate certificate of deposits rather than floating rate FHLB advances would help support the Company's net interest margin as short term rates increase.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

NET INCOME

     Basic earnings per share for the nine months ended September 30, 2000 was $0.66, compared with $0.77 for the nine months ended September 30, 1999. Net income decreased $331,000 for nine months ended September 30, 2000, compared to the same period in 1999. On

                              UNITED BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

an annualized basis, Return on Average Assets (ROA) was 0.84% and Return on Average Equity (ROE) was 10.13% compared to ROA of 1.06% and ROE of 11.47% for the nine months ended September 30, 1999.

NET INTEREST INCOME

     Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 3.2% for the nine months ended September 30, 2000 compared to the same period in 1999.

     Total interest income for the nine months ended September 30, 2000 was $17,518,000 compared to $16,051,000 for the same period in 1999. Total interest income increased $1,467,000, or 9.1%. The increase can be attributed to the overall growth in the Company's interest-bearing assets, and an increase in the interest rate environment.

     Total interest expense for the nine months ended September 30, 2000 when compared to the same nine months period ended September 30, 1999, increased 24.14% or $1,745,000. The Company has experienced an increase in interest expense due to an increased use of time deposits to fund loan growth and an overall increase of rates on all deposit products to remain competitive in the market.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses associated with the loan portfolio.

     The total provision for loan losses was $347,000 for the nine months ended September 30, 2000 compared to $544,000 for the same period in 1999. Management decreased the provision in 2000 due to an anticipated decrease in net charge-offs for the fiscal year. This decrease is a result of Management's commitment to improve the portfolio's credit quality.

NONINTEREST INCOME

     Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the nine months ended September 30, 2000 was $990,000 compared to $955,000 for the same nine-month period ended September 30, 1999. For the nine months ended September 30, 2000 compared to the same period in 1999, noninterest income increased approximately 3.7%. The expanded customer base as a result of the COMMUNITY expansion and management's focus on updating our fee structures contributed to the increase.

                              UNITED BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


NONINTEREST EXPENSE

     Noninterest expense for the nine months ended September 30, 2000 increased 5.6% over the nine months ended September 30, 1999. Expansion costs were incurred in the first quarter of 2000 related to COMMUNITY'S opening of a new headquarters, an adjacent limited service drive-thru, and a full service banking center in Lancaster, Ohio. Also, additional staffing, advertising and occupancy expenses were added to the COMMUNITY'S cost structure as a result of this expansion.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2000

NET INCOME

     Basic earnings per share for the three months ended September 30, 2000 was $0.23, compared with $0.26 for the three months ended September 30, 1999. Net income decreased $108,000 for three months ended September 30, 2000, compared to the same period in 1999. On an annualized basis, Return on Average Assets (ROA) was 0.86% and Return on Average Equity (ROE) was 10.41% compared to ROA of 1.08% and ROE of 11.70% for the three months ended September 30, 1999.

NET INTEREST INCOME

     Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 4.3% for the three months ended September 30, 2000 compared to the same period in 1999. Management anticipates the short-term impact to continue over the next several quarters if short term rates continue to rise at such a rapid pace.

     Total interest income for the three months ended September 30, 2000 was $6,125,000 compared to $5,476,000 for the same period in 1999. Total interest income increased $649,000, or 11.85%. The increase can be attributed to the overall growth in the Company's interest-bearing assets, and in increase in the interest rate environment.

     Total interest expense for the three months ended September 30, 2000 when compared to the same three months period ended September 30, 1999, increased 31.2%, or $778,000. The Company has experienced an increase in interest expense due to an increase use of time deposits to fund loan growth and an overall increase of rates on all deposit products to remain competitive in the market.

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

                              UNITED BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The total provision for loan losses was $115,000 for the three months ended September 30, 2000 compared to $141,000 for the same period in 1999. Management decreased the provision in 2000 due to an anticipated decrease in net charge-offs for the fiscal year. This decrease is a result of Management's commitment to improve the portfolio's credit quality.

NONINTEREST INCOME

     Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three months ended September 30, 2000 was $331,000 compared to $270,000 for the same three months period ended September 30, 1999, an increase of approximately 22.6%. The increase in noninterest income can be attributed to an increase in service charge income. The Company has focused on increasing its service charges fees when deemed appropriate with the local competition. Also, as previously discussed, with the growth of the COMMUNITY franchise, additional service charge income was added as the customer base was expanded.

NONINTEREST EXPENSE

     Noninterest expense for the three months ended September 30, 2000 increased $55,000 or 2.7% over the three months ended September 30, 1999. Salary expense increased approximately $28,000 or 2.7% for the three months ended September 30, 2000.

CAPITAL RESOURCES

     Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 2000 was $26,423,000 compared to $25,298,000 at December 31, 1999, a 4.4% increase. Total shareholders' equity in relation to total assets was 8.21% at September 30, 2000 and 8.5% at December 31, 1999.

     During the quarter ended September 30, 2000, the Company initiated a Stock Buyback Program. The Stock Buy Back Program authorizes Management to repurchase up to 10% of the Company's common stock in the open market. Total shares purchased under the plan as of September 30, 2000 totaled 15,417 with a capital expenditure of approximately $153,000.

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

         The minimum requirements are:


                           TOTAL         TIER 1       TIER 1
                         CAPITAL TO    CAPITAL TO   CAPITAL TO
                       RISK-WEIGHTED  RISK-WEIGHTED   AVERAGE
                           ASSETS        ASSETS       ASSETS
                       -------------  ------------- ----------
Well capitalized              10.00%         6.00%      5.00%
Adequately capitalized         8.00%         4.00%      4.00%
Undercapitalized               6.00%         3.00%      3.00%

         The following table illustrates the Company's risk-weighted capital ratios at September 30, 2000:

         CAPITAL RESOURCES

                                                   SEPTEMBER 30,
                      (IN THOUSANDS)                  2000
                                                   ------------
         Tier 1 capital                              $  29,704
         Total risk-based capital                    $  32,371
         Risk-weighted assets                        $ 213,088
         Average total assets                        $ 312,497

         Tier 1 capital to average assets                9.51%
         Tier 1 risk-based capital ratio                13.94%
         Total  risk-based capital ratio                15.19%


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

         For the nine months ended September 30, 2000, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net decrease in cash and cash equivalents of $1,537,000 was primarily the result of principal payments on long term debt of $643,000 and an increase in loans of $16,719,000, offset by cash provided in financing activities of $22,497,000 related to an increase in deposits. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 1999 Annual Report as of December 31, 1999, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Management believes that no events have occurred since December 31, 1999 which would significantly change the Company's NPV at September 30, 2000 under each assumed shifts of 100 basis points in market interest rates.

     The Company's NPV is more sensitive to increasing rates than decreasing rates. Such difference in sensitivity occurs principally because, as rates rise, the effect is offset on a short-term basis by the rather fixed nature of our consumer loans and investment securities. This occurs even though the commercial, commercial real estate and real estate portfolios are comprised of variable rate products. Also in a rising rate environment consumers tend not to prepay fixed rate loans as quickly as they would

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable.

ITEM 5.     OTHER INFORMATION
            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)  Exhibits

                 Exhibit 27 Financial Data Schedules

            (b) The registrant filed no current reports on Form 8-K during the quarter ended September 30, 2000.

                              UNITED BANCORP, INC.
                                   SIGNATURES


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






        November 7, 2000                  By:   /s/ James W. Everson
----------------------------------              --------------------------------
        Date                           James W. Everson
                                       Chairman, President & Chief Executive
                                       Officer






        November 7, 2000                  By:   /s/ Randall M. Greenwood
----------------------------------              --------------------------------
        Date                           Randall M. Greenwood
                                       Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

Exhibit No.                   Description
-----------                   -----------
   27                         Financial Data Schedule