Form 10-K405
period 2000-12-31
UNITED BANCORP INC /OH/
filed 2001-03-29
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE TRANSITION PERIOD FROM   N/A   TO   N/A
                                              ------     ------

                         COMMISSION FILE NUMBER 0-16540
                                                -------

                              UNITED BANCORP, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its Charter.)

                      OHIO                                                        34-1405357
--------------------------------------------------------------         ----------------------------------
(State or other jurisdiction of incorporation or organization)         (IRS Employer Identification No.)



    201 SOUTH FOURTH STREET, MARTINS FERRY, OHIO                     43935
    ---------------------------------------------               ---------------
       (Address of principal executive offices)                    (ZIP Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (740) 633-0445
                                                     --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, PAR VALUE $1.00 A SHARE          NASDAQ REGULAR MARKET (SMALLCAP)
-------------------------------------          --------------------------------
         (Title of class)                (Name of each exchange on which registered)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, PAR VALUE $1.00 A SHARE
            --------------------------------------------------------
                                (Title of class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                       ----      -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 15, 2001.

                   COMMON STOCK, $1.00 PAR VALUE: $32,496,261
                 ----------------------------------------------

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 15, 2001.

                 COMMON STOCK, $1.00 PAR VALUE: 3,034,176 SHARES
                 -----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED DECEMBER 31, 2000 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II, (INDEX ON PAGE 2)

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 18, 2000 ARE INCORPORATED BY REFERENCE INTO PART III (INDEX ON PAGE 2).

                         UNITED BANCORP, INC. FORM 10-K

            INDEX OF ITEMS INCORPORATED BY REFERENCE WITHIN FORM 10-K


                     FORM 10-K
PAGE #            ITEM DESCRIPTION                                              REFERENCE DESCRIPTION
------            ----------------                                              ---------------------
     3     Part I, Item 1, (a)                   Incorporated by reference to Pages 6-7 and 10-11 of the Annual Report To
                                                 Shareholders.

     3     Part I, Item 1, (b)                   Incorporated by reference to Page 38, Note 1 of the Annual Report To
                                                 Shareholders.

     4     Part I, Item 1, I                     Incorporated by reference to Pages 29-30 of the Annual Report To
                                                 Shareholders.

     5     Part I, Item 1, II, B                 Incorporated by reference to Page 43, Note 2 of the Annual Report To
                                                 Shareholders.

     7     Part I, Item 1, III, C, 4             Incorporated by reference to Page 50, Note 11 of the Annual Report To
                                                 Shareholders.

     7     Part I, Item 1, IV                    Incorporated by reference to Page 23-24 and Pages 38-39, Note 1 the Annual
                                                 Report To Shareholders.

     10    Part I, Item 1, V, A                  Incorporated by reference to Page 29 of the Annual Report To Shareholders.

     10    Part I, Item 1, VI, A                 Incorporated by reference to Page 29 of the Annual Report To Shareholders.

     11    Part I, Item 2                        Incorporated by reference to Pages 6-7 and 10-11 of the Annual Report To
                                                 Shareholders.

     11    Part I, Item 3                        Incorporated by reference to Page 41, Note 1 of the Annual Report To
                                                 Shareholders.

     11    Part II, Item 5                       Incorporated by reference to Page 4 of the Annual Report To Shareholders.

     12    Part II, Item 6                       Incorporated by reference to Page 18 of the Annual Report To Shareholders.

     12    Part II, Item 7                       Incorporated by reference to Pages 19-32, of the Annual Report To
                                                 Shareholders.

     12    Part II, Item 7A                      Incorporated by reference to Pages 26-27 of the Annual Report To
                                                 Shareholders.

     12    Part II, Item 8                       Incorporated by reference to Pages 33-55 of the Annual Report To
                                                 Shareholders.

     13    Part III, Item 10                     Incorporated by reference to Pages 3-8 of the Proxy Statement.

     13    Part III, Item 11                     Incorporated by reference to Pages 10-12 of the Proxy Statement.

     13    Part III, Item 12                     Incorporated by reference to Pages 3-8 of the Proxy Statement.

     13    Part III, Item 13                     Not applicable.

     14    Part IV, Item 14, (a), 1              Incorporated by reference to Pages 33-55 of the Annual Report To
                                                 Shareholders.

     14    Part IV, Item 14, (a), 2              Incorporated by reference to Page 55 of the Annual Report To Shareholders.

     14    Part IV, Item 14, (a), 3, Exhibit 10  Incorporated by reference to Page 8 of the Proxy Statement.

     14    Part IV, Item 14, (a), 3, Exhibit 11  Incorporated by reference to Page 40 and Page 54 of the Annual Report To
                                                 Shareholders.

                         UNITED BANCORP, INC. FORM 10-K

PART I

ITEM 1   DESCRIPTION OF BUSINESS

             (A)  GENERAL DEVELOPMENT OF BUSINESS

                  United Bancorp, Inc. (Company) is a financial holding company headquartered in Martins Ferry, Ohio. The Company has two wholly-owned subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS) and The Community Bank, Lancaster, Ohio (COMMUNITY), collectively "Banks". For additional information about the Company's location and description of business, refer to Pages 6-7 and 10-11, Corporate Profile, in the Annual Report To Shareholders for the year ended December 31, 2000.

             (B)  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

                  Refer to Page 38, Note 1 of the Annual Report To Shareholders.

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

                  On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 ("GLB Act"), which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will become available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and Banks are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

                  The Company itself, as a shell holding company, has no compensated employees. CITIZENS has 84 full time employees, with 25 of these serving in a management capacity and 10 part time employees. COMMUNITY has 36 full time employees, with 13 serving in a management capacity and 6 part time employees. The Company considers employee relations to be good at all subsidiary locations.

             (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

                  Not applicable.

         I        DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY;
                  INTEREST RATES AND INTEREST DIFFERENTIAL

                  A        Refer to Page 29 of the Annual Report To Shareholders

                  B        Refer to Page 29 of the Annual Report To Shareholders

                  C        Refer to Page 30 of the Annual Report To Shareholders

                         UNITED BANCORP, INC. FORM 10-K

         II   INVESTMENT PORTFOLIO
                  A The following table sets forth the carrying amount of securities at December 31, 2000, 1999 and 1998:




                                                                        DECEMBER 31,
                                                              --------------------------------
                                (In thousands)                  2000        1999         1998
                                                              -------      -------     -------
                      AVAILABLE FOR SALE
                        US Treasury obligations               $    --      $    --     $ 1,509
                        US Agency obligations                  75,685       65,952      67,506
                        Mortgage-backed obligations             1,930        2,017       3,028
                        State and municipal obligations        13,434       14,187       2,197
                        Other securities                        3,390        3,206       1,597
                                                              -------      -------     -------
                                                              $94,439      $85,362     $75,837
                                                              =======      =======     =======
                                (In thousands)

                      HELD TO MATURITY
                        US Agency obligations                 $ 2,496      $ 2,494     $    --
                        State and municipal obligations         8,306        7,300      21,848
                                                              -------      -------     -------
                                                              $10,802      $ 9,794     $21,848
                                                              =======      =======     =======

                  B   Refer to Page 43, Note 2 of the Annual Report To
                      Shareholders.

                  C Excluding holdings of U.S. Agency, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2000.

         III  LOAN PORTFOLIO

                  A   TYPES OF LOANS

                      The amounts of gross loans outstanding at December 31, 2000, 1999, 1998, 1997, and 1996 are shown in the following table according to types of loans:


                                                                           DECEMBER 31,
                                         ---------------------------------------------------------------------
                                             2000           1999           1998           1997         1996
                                         ----------     ----------     -----------     ---------    ----------
                (In thousands)

      Commercial loans                   $   20,415     $   15,463     $    12,912     $  16,636     $  15,065
      Commercial real estate loans           64,812         60,305          54,195        49,189        41,565
      Real estate loans                      55,931         51,357          49,438        49,857        52,955
      Installment loans                      55,339         53,391          47,676        55,795        56,931
                                         ----------     ----------     -----------     ---------     ---------
        Total loans                      $  196,497     $  180,516     $   164,221     $ 171,477     $ 166,516
                                         ==========     ==========     ===========     =========     =========


       Construction loans were not significant for the periods discussed.

                         UNITED BANCORP, INC. FORM 10-K

         III LOAN PORTFOLIO (CONTINUED)

                  B MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
                      The following is a schedule of commercial and commercial real estate loans at December 31, 2000 maturing within the various time frames indicated:


                                                             ONE YEAR        ONE THROUGH        AFTER
                                  (In thousands)             OR LESS         FIVE YEARS       FIVE YEARS       TOTAL
                                                           ------------    --------------   ------------   ------------
                          Commercial loans                 $     18,254    $        1,771   $         390    $   20,415
                          Commercial real estate loans           21,475            35,553           7,784        64,812
                                                           ------------    --------------   -------------    ----------
                            Total                          $     39,729    $       37,324   $       8,174    $   85,227
                                                           ============    ==============   =============    ==========

                      The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31, 2000 due to mature after one year:



                                    (In thousands)            FIXED RATE     VARIABLE RATE    TOTAL > ONE YEAR
                                                             ------------   --------------    -----------------
                            Commercial loans                 $      2,161   $           --    $          2,161
                            Commercial real estate loans           10,587           32,750              43,337
                                                             ------------   --------------    ----------------
                              Total                          $     12,748   $       32,750    $         45,498
                                                             ============   ==============    ================

                      Variable rate loans are those loans with floating or adjustable interest rates.

                  C   RISK ELEMENTS

                      1.   NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

                      The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, troubled debt restructurings and impaired loans at December 31, 2000, 1999, 1998, 1997 and 1996:


                                                                                      DECEMBER 31, 2000
                                                                  ----------------------------------------------------------
                                    (In thousands)                   2000         1999       1998        1997         1996
                                                                  ----------   ---------  ----------  ---------    ---------
                      Nonaccrual basis                            $      793   $     987  $      399  $     480    $     667
                      Accruing loans 90 days or greater past due         124          36         150        319          256
                      Troubled debt restructuring                        N/A         N/A         N/A        N/A          N/A

                      Impaired loans                                      (1)         (1)         (1)        (1)          (1)


                      (1) Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not considered material during any of the periods presented.

                      The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $56,767 for the year-ended December 31, 2000.

                         UNITED BANCORP, INC. FORM 10-K

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

                  2.  POTENTIAL PROBLEM LOANS

                      The Company had no potential problem loans as of December 31, 2000 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

                  3.  FOREIGN OUTSTANDING

                      Not applicable.

                  4.  LOAN CONCENTRATIONS

                      Refer to Page 50, Note 11 of the Annual Report To Shareholders.

         D.       OTHER INTEREST-BEARING ASSETS

                      Not applicable.


         IV SUMMARY OF LOAN LOSS EXPERIENCE

                  For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer to Pages 23-24, "Management Discussion and Analysis" and Pages 38 - 39, Note 1 of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K

         IV SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

                  A   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                      The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2000, 1999, 1998, 1997 and 1996:


                            (In thousands)                2000           1999           1998          1997          1996
                                                       ----------     ----------     ----------   ----------     ----------
                  LOANS

                  Loans outstanding                    $  196,497     $  180,516     $  164,221   $  171,477     $  166,516
                  Average loans outstanding            $  190,386     $  168,868     $  168,626   $  169,066     $  160,409


                            (In thousands)

                  ALLOWANCE FOR LOAN LOSSES

                  Balance at beginning of year         $    3,110     $    3,033     $    3,039   $    2,756     $    2,593
                  Loan charge-offs:
                       Commercial                             125             85            139          125            467
                       Commercial real estate                  79             30             --           --             --
                       Real estate                            275             21             51           20             40
                       Installment                            716            807            861          661            583
                                                       ----------     ----------     ----------   ----------     ----------
                  Total loan charge-offs                    1,195            943          1,051          806          1,090
                                                       ----------     ----------     ----------   ----------     ----------

                  Loan recoveries
                       Commercial                               2             50             87           32             13
                       Commercial real estate                  28             12                          --             --
                       Real estate                              4              3              9            3              5
                       Installment                            254            228            151          122             70
                                                       ----------     ----------     ----------   ----------     ----------
                  Total loan recoveries                       288            293            247          157             88
                                                       ----------     ----------     ----------   ----------     ----------

                  Net loan charge-offs                        907            650            804          649          1,002

                  Provision for loan losses                   587            727            798          932          1,165
                                                       ----------     ----------     ----------   ----------     ----------

                  Balance at end of year               $    2,790     $    3,110     $    3,033   $    3,039     $    2,756
                                                       ==========     ==========     ==========   ==========     ==========

                  Ratio of net charge-offs to average
                    loans outstanding for the year           0.49%          0.38%          0.48%        0.38%          0.62%
                                                       ==========     ==========     ==========   ==========     ==========

                         UNITED BANCORP, INC. FORM 10-K

                B     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                      The following table allocates the allowance for possible loan losses at December 31, 2000, 1999, 1998, 1997 and 1996. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:



                                                      2000                                                    1999
                                            --------------------------                              -------------------------
                                                          % OF LOANS                                              % OF LOANS
                      (In thousands)        ALLOWANCE      TO TOTAL            (In thousands)        ALLOWANCE     TO TOTAL
                Loan type                     AMOUNT         LOANS       Loan type                     AMOUNT        LOANS
                                            -----------    -----------                              ------------   ----------
                    Commercial              $      263          10.39%       Commercial             $       195         8.57%
                    Commercial real estate         835          32.98%       Commercial real estate         439        33.40%
                    Real estate                    461          28.46%       Real estate                    343        28.45%
                    Installment                    781          28.17%       Installment                    620        29.58%
                    Unallocated                    450             N/A       Unallocated                  1,513           N/A
                                            -----------    -----------                              ------------   -----------
                     Total                  $    2,790         100.00%        Total                 $     3,110       100.00%
                                            ===========    ===========                              ============   ===========


                                                      1998                                                    1997
                                            --------------------------                              -------------------------
                                                          % OF LOANS                                              % OF LOANS
                      (In thousands)        ALLOWANCE      TO Total            (In thousands)        ALLOWANCE     TO TOTAL
                Loan type                     AMOUNT         LOANS       Loan type                     AMOUNT        LOANS
                                            -----------    -----------                              ------------   ----------
                    Commercial              $      215           7.87%       Commercial             $       403         9.70%
                    Commercial real estate         432          33.00%       Commercial real estate         322        28.69%
                    Real estate                    567          30.10%       Real estate                    606        29.07%
                    Installment                    818          29.03%       Installment                  1,200        32.54%
                    Unallocated                  1,001             N/A       Unallocated                    508           N/A
                                            -----------    -----------                              ------------   ----------
                     Total                  $    3,033         100.00%        Total                 $     3,039       100.00%
                                            ===========    ===========                              ============   ==========


                                                      1996
                                            --------------------------
                                                          % OF LOANS
                      (In thousands)        ALLOWANCE      TO TOTAL
                Loan type                     AMOUNT         LOANS
                                            -----------    -----------
                    Commercial              $      320           9.05%
                    Commercial real estate         292          24.96%
                    Real estate                    601          31.80%
                    Installment                    841          34.19%
                    Unallocated                    702             N/A
                                            -----------    -----------
                     Total                  $    2,756         100.00%
                                            ===========    ===========

                         UNITED BANCORP, INC. FORM 10-K

                V     DEPOSITS

                  A   SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

                        (1)      Refer to Page 29 of the Annual Report To
                                 Shareholders.
                        (2)      Refer to Page 29 of the Annual Report To
                                 Shareholders.
                        (3)      Refer to Page 29 of the Annual Report To
                                 Shareholders.
                        (4)      Refer to Page 29 of the Annual Report To
                                 Shareholders.
                        (5)-(8)  Not applicable.

                  B   OTHER CATEGORIES

                      Not applicable.

                  C   FOREIGN DEPOSITS

                      Not applicable.

                  D   MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

                      The following schedule details the maturities of time certificates of deposit in amounts of $100,000 or more for the year ended December 31, 2000:


                               (In  thousands)
                         Three months or less                $       2,738
                         Over three through six months               3,412
                         Over six through twelve months              5,701
                         Over twelve months                         17,566
                                                             -------------
                           Total                             $      29,417
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

                VI    RETURN ON EQUITY AND ASSETS

                      The ratio of net income to daily average total assets and average shareholders' equity, and certain other ratios, were as follows:

                      (1) Refer to Page 18 of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K

         VII    SHORT-TERM BORROWINGS

                  Information concerning securities sold under agreements to repurchase is summarized as follows:


                                  (In thousands)                          2000            1999           1998
                                                                       ----------      ----------     ----------
                  Balance at December 31,                               $ 4,861         $  5,788        $ 7,733
                  Weighted average interest rate at December 31,          5.52%            3.80%          4.44%
                  Average daily balance during the year                 $ 5,177         $  7,306        $ 7,817
                  Average interest rate during the year                   5.45%            4.30%          4.66%
                  Maximum month-end balance during the year             $ 6,117         $  8,506        $ 9,109


                  Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices

                  Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:


                                  (In thousands)                          2000            1999           1998
                                                                       ----------      ----------     ----------
                  Balance at December 31,                              $ 14,824        $ 19,145        $ 9,175
                  Weighted average interest rate at December 31,          6.75%           4.75%          5.02%
                  Average daily balance during the year                $ 13,545        $  9,363        $ 2,085
                  Average interest rate during the year                   6.26%           5.55%          5.95%
                  Maximum month-end balance during the year            $ 20,217        $ 22,028        $ 9,175

                  No other individual component of the borrowed funds total comprised more than 30% of shareholders' equity and accordingly are not disclosed in detail.

ITEM 2   PROPERTIES

         Refer to Pages 6-7 and 10-11, "Corporate Profile" in the Annual Report To Shareholders. Management believes the properties described on Pages 6-7 and 10-11 of the Annual Report to be in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured.

ITEM 3   LEGAL PROCEEDINGS

         Refer to Page 41, Note 1 of the Annual Report To Shareholders.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No motions were submitted to shareholders for a vote during the fourth quarter of 2000.

PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Refer to Page 4, "Shareholder Information" of the Annual Report To Shareholders.

                         United Bancorp, Inc. Form 10-K



ITEM 6   SELECTED FINANCIAL DATA

         Refer to Page 18, "Five Year Performance Summary" of the Annual Report To Shareholders.



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Refer to Pages 19 - 32, "Management's Discussion and Analysis" of the Annual Report To Shareholders.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Pages 26 - 27, "Asset/Liability Management and Sensitivity to Market Risks" of the Annual Report To Shareholders.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to Pages 33 - 55 of the Annual Report To Shareholders.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There were no changes in or disagreements with accountants.

                         UNITED BANCORP, INC. FORM 10-K

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)    Refer to Pages 3 - 8 of the Proxy Statement.
         (b)    Executive Officers of the Registrant:


                  James W. Everson         62     Chairman, President and Chief Executive Officer

                  Alan M.  Hooker          49     Executive Vice President -- Administration

                  Norman F. Assenza, Jr.   54     Vice President -- Operations and Secretary

                  Randall M. Greenwood     36     Vice President -- Chief Financial Officer, Treasurer

                  James A. Lodes           54     Vice President -- Lending


         (1) Each individual has held the position noted during the past five years, except for the following:

                Randall M. Greenwood served as a Business Assurance Manager of Coopers and Lybrand LLP of Columbus, Ohio from 1993 to November of 1997. He served as a Manager for BankOne Corporation in Columbus, Ohio from February 1991 to August 1993 and as a Supervisor at Coopers and Lybrand LLP in Columbus, Ohio from September 1986 through February 1991. He has served as Vice President -- Chief Financial Officer of United Bancorp, Inc. and as Senior Vice President -- Chief Financial Officer of The Citizens Savings Bank, Martins Ferry, Ohio since December 1997.

                Alan M. Hooker served as President of Fairfield National Division of the Park National Bank where he also served on their Advisory Board. He has held senior level banking positions with financial institutions in Washington, D.C., and Baltimore, Maryland. He has served as President and Chief Executive Officer of The Community Bank, Glouster, Ohio and as Executive Vice President -- Administration of United Bancorp, Inc. since October 26, 1998.

ITEM 11         EXECUTIVE COMPENSATION

                Refer to Pages 10 - 12 of the Proxy Statement.

ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Refer to Pages 3 - 8 of the Proxy Statement.

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Not Applicable.

                         UNITED BANCORP, INC. FORM 10-K

PART IV

ITEM 14         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
                8-K

        (a)     DOCUMENTS FILED AS PART OF FORM 10-K

                1. The following consolidated financial statements appear in the 2000 Annual Report To Shareholders and are incorporated by reference:

                         Report of Independent Auditors                                          Page     33
                         Consolidated Balance Sheets                                             Page     34
                         Consolidated Statements of Income                                       Page     35
                         Consolidated Statements of Shareholders' Equity                         Page     36
                         Consolidated Statements of Cash Flow                                    Page     37
                         Notes to the Consolidated Financial Statements                          Pages    38 - 55

                2. The summary of selected quarterly results of operations appears on Page 55 in the 2000 Annual Report To Shareholders and is incorporated by reference.

                3.       Exhibits

                         2            Not Applicable
                         3 (i)(ii)    Articles of Incorporation of United
                                      Bancorp, Inc. including amendments and By
                                      Laws, previously filed with the Securities
                                      and Exchange Commission on November 16,
                                      1983.
                         4            Not applicable.
                         9            Not applicable.
                         10           Reference to special severance agreement
                                      on Page 8 of the Proxy Statement
                         11           Statement regarding computation of per
                                      share earnings (included in Note 1 to the
                                      consolidated financial statements on page
                                      40 and Note 16 on Page 54 of the Annual
                                      Report To Shareholders.)
                         12           Not applicable.
                         13           Reference to the Annual Report To
                                      Shareholders for the fiscal year ended
                                      December 31, 2000.
                         16           Not applicable.
                         18           Not applicable.
                         21.1         Reference to The Citizens Savings Bank,
                                      Martins Ferry, Ohio, incorporated on
                                      December 31, 1902, previously filed with
                                      the Securities and Exchange Commission.
                         21.2         Reference to The Community Bank,
                                      Lancaster, Ohio, incorporated on August 1,
                                      1949, previously filed with the Securities
                                      and Exchange Commission.
                         22           Not applicable.
                         23           Consents of Experts and Council.
                         24           Not applicable.
                         99           Not applicable.

        (b) The Company filed no reports on SEC Form 8-K during the last quarter of the covered by this report.

                         UNITED BANCORP, INC. FORM 10-K

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                (Registrant) United Bancorp, Inc.

                By:                                               March 24, 2001
                    -------------------------------------------
                    James W. Everson, Chairman, President & CEO



                By:                                               March 24, 2001
                    -------------------------------------------
                    Randall M. Greenwood, CFO



                By:                                               March 24, 2001
                    -------------------------------------------
                    Michael J. Arciello



                By:                                               March 24, 2001
                    -------------------------------------------
                    Terry A. McGhee



                By:                                               March 24, 2001
                    -------------------------------------------
                    John M. Hoopingarner



                By:                                               March 24, 2001
                    -------------------------------------------
                    Richard L. Riesbeck



                By:                                               March 24, 2001
                    -------------------------------------------
                    L.E. Richardson, Jr.



                By:                                               March 24, 2001
                    -------------------------------------------
                    Matthew C. Thomas

                         UNITED BANCORP, INC. FORM 10-K

EXHIBIT INDEX

        Exhibit No.       Description                            SK Item 601 No.
        -----------       -----------                            ---------------

               1          Annual Report to Shareholders          13

               2          Consents of Experts and Council        23