Form 10-Q
period 2001-03-31
UNITED BANCORP INC /OH/
filed 2001-05-14
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       N/A                  N/A
                                 ----------------------------

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

      COMMON STOCK, $1.00 PAR VALUE 3,034,176 SHARES AS OF APRIL 26, 2001
      -------------------------------------------------------------------

                              UNITED BANCORP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q

PART I  FINANCIAL INFORMATION (UNAUDITED)

   ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets.............................................3

     Condensed Consolidated Statements of Income.......................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................5

     Condensed Consolidated Statements of Cash Flows...................................6

     Notes to the Condensed Consolidated Financial Statements.....................7 - 12

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................13 - 20

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............21 - 22


PART II  OTHER INFORMATION

   ITEM 1.
     Legal Proceedings................................................................23

   ITEM 2.
     Changes in Securities and Use of Proceeds........................................23

   ITEM 3.
     Default Upon Senior Securities...................................................23

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................23

   ITEM 5.
     Other Information................................................................23

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................23

   SIGNATURES.........................................................................24

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

PART I  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                                                                                           MARCH 31,        DECEMBER 31,
                                                                                             2001              2000
                                                                                         -------------     -------------
ASSETS
Cash and due from Financial Institutions                                                 $   7,368,947     $  10,694,118

Securities available for sale                                                              117,106,380        94,438,970
Securities held to maturity
(Estimated fair value of $9,965,493 at 03/30/01 and $10,946,251 at 12/31/00)                 9,585,976        10,802,213
Loans receivable
  Commercial loans                                                                          19,325,385        20,414,810
  Commercial real estate loans                                                              63,717,393        64,811,940
  Real estate loans                                                                         55,489,205        55,931,621
  Installment loans                                                                         53,299,216        55,338,861
                                                                                         -------------     -------------
    Total loans receivable                                                                 191,831,199       196,497,232
Allowance for loan losses                                                                   (2,857,058)       (2,790,133)
                                                                                         -------------     -------------
    Net loans receivable                                                                   188,974,141       193,707,099
Premises and equipment, net                                                                  9,630,112         9,521,046
Accrued interest receivable and other assets                                                 4,394,122         4,722,355
                                                                                         -------------     -------------

  Total Assets                                                                           $ 337,059,678     $ 323,885,801
                                                                                         =============     =============

LIABILITIES
Demand deposits
  Noninterest-bearing                                                                    $  21,267,883     $  22,708,636
  Interest-bearing                                                                          43,071,205        45,470,957
Savings deposits                                                                            48,667,504        49,158,941
Time deposits - under $100,000                                                             121,530,176       120,797,039
Time deposits - $100,000 and over                                                           32,743,254        29,417,302
                                                                                         -------------     -------------
    Total deposits                                                                         267,280,022       267,552,875
Securities sold under agreements to repurchase                                               9,561,416         4,861,430
Other borrowed funds                                                                        28,822,648        21,247,616
Accrued expenses and other liabilities                                                       1,460,102         1,544,793
                                                                                         -------------     -------------
    Total Liabilities                                                                      307,124,189       295,206,714

SHAREHOLDERS' EQUITY
Common stock - $1 Par Value: 10,000,000 shares authorized;
  3,094,882  issued                                                                          3,094,882         3,094,882
Additional paid in capital                                                                  21,755,335        21,699,632
Treasury stock - 60,706 shares in 2001and 28,499 shares in 2000 at cost                       (630,675)         (283,564)
Shares held by deferred compensation plan - 30,985 shares at cost
in 2001 and 26,364 in 2000                                                                    (467,141)         (411,438)
Retained earnings                                                                            6,062,849         5,852,284
Accumulated other comprehensive income(loss), net of tax                                       120,239        (1,272,709)
                                                                                         -------------     -------------
  Total Shareholders' Equity                                                                29,935,489        28,679,087
                                                                                         -------------     -------------

  Total Liabilities and Shareholders' Equity                                             $ 337,059,678     $ 323,885,801
                                                                                         =============     =============



        See accompanying notes to the consolidated financial statements        3

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          2001          2000
                                                       ----------    ----------
Interest and dividend income
  Loans, including fees                                $4,337,784    $4,007,268
  Taxable securities                                    1,521,706     1,237,833
  Non-taxable securities                                  268,618       264,199
  Other interest and dividend income                       75,743        84,044
                                                       ----------    ----------
      Total interest and dividend income                6,203,851     5,593,345

Interest expense
  Deposits
    Demand                                                279,198       225,646
    Savings                                               231,082       279,062
    Time                                                2,330,829     1,824,836
  Other borrowings                                        484,106       422,829
                                                       ----------    ----------
      Total interest expense                            3,325,216     2,752,373

Net interest income                                     2,878,635     2,840,972

Provision for loan losses                                 195,000       115,500
                                                       ----------    ----------

Net interest income after provision for loan losses     2,683,635     2,725,472

Noninterest income
  Service charges on deposit accounts                     212,131       172,649
  Other income                                            155,984       151,929
                                                       ----------    ----------
      Total noninterest income                            368,115       324,578

Noninterest expense
  Salaries and employee benefits                        1,141,572     1,132,095
  Occupancy and equipment                                 369,025       349,250
  Other expenses                                          749,211       808,333
                                                       ----------    ----------
      Total noninterest expense                         2,259,809     2,289,678

Income before income taxes                                791,942       760,372
  Income tax expense                                      186,609       184,050
                                                       ----------    ----------

Net income                                             $  605,333    $  576,322
                                                       ==========    ==========

Earnings per common share - Basic                      $     0.20    $     0.19
Earnings per common share - Diluted                    $     0.20    $     0.19
Dividends per common share                             $     0.13    $     0.12


        See accompanying notes to the consolidated financial statements        4

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                 TREASURY
                                                                            ADDITIONAL          STOCK AND
                                                          COMMON             PAID IN             DEFERRED           RETAINED
                                                           STOCK             CAPITAL               PLAN             EARNINGS
                                                     ------------------ ------------------- ------------------- ------------------

BALANCE AT JANUARY 1, 2000                                 $ 2,942,885        $ 19,660,205       $          -         $ 6,542,711
  Net income                                                                                                              576,322
        Net change in unrealized gain/(loss) on
           securities available for sale
  Comprehensive income

Recognition of shares held by deferred
     compensation plan                                                             350,692           (350,692)
  Cash dividends - $0.12 per share                                                                                       (382,575)
                                                     ------------------ ------------------- ------------------- ------------------
BALANCE AT MARCH 31, 2000                                  $ 2,942,885        $ 20,010,897       $   (350,692)        $ 6,736,458
                                                     ================== =================== =================== ==================

BALANCE AT JANUARY 1, 2001                                 $ 3,094,882        $ 21,699,632       $   (695,002)        $ 5,852,284
  Net income                                                                                                              605,333
        Net change in unrealized gain/(loss) on
         securities available for sale

       Comprehensive income

Shares purchased for deferred compensation plan                                     55,703            (55,703)
Purchases of treasury stock - 32,207 shares at cost                                                  (347,111)
  Cash dividends - $0.13 per share                                                                                       (394,768)
                                                     ------------------ ------------------- ------------------- ------------------
BALANCE AT MARCH 31, 2001                                  $ 3,094,882        $ 21,755,335       $ (1,097,816)        $ 6,062,849
                                                     ================== =================== =================== ==================

                                                                          ACCUMULATED
                                                                             OTHER
                                                       COMPREHENSIVE     COMPREHENSIVE
                                                          INCOME             INCOME             TOTAL
                                                     ------------------ ----------------- -------------------

BALANCE AT JANUARY 1, 2000                                                  $ (3,847,828)       $ 25,297,973
  Net income                                               $   576,322                               576,322
        Net change in unrealized gain/(loss) on
           securities available for sale                       203,359           203,359             203,359
  Comprehensive income                                     $   779,681
                                                     ==================
Recognition of shares held by deferred
     compensation plan
  Cash dividends - $0.12 per share                                                                  (382,575)
                                                                        ----------------- -------------------
BALANCE AT MARCH 31, 2000                                                   $ (3,644,469)       $ 25,695,079
                                                                        ================= ===================

BALANCE AT JANUARY 1, 2001                                                  $ (1,272,709)       $ 28,679,087
  Net income                                               $   605,333                               605,333
        Net change in unrealized gain/(loss) on
         securities available for sale                       1,392,948         1,392,948           1,392,948
                                                     ------------------
       Comprehensive income                                $ 1,998,281
                                                     ==================
Shares purchased for deferred compensation plan
Purchases of treasury stock - 32,207 shares at cost                                                 (347,111)
  Cash dividends - $0.13 per share                                                                  (394,768)
                                                                        ----------------- -------------------
BALANCE AT MARCH 31, 2001                                                  $     120,239        $ 29,935,489
                                                                        ================= ===================


        See accompanying notes to the consolidated financial statements        5

                              UNITED BANCORP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2001             2000
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $    605,333     $    576,322
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                       238,375          209,606
      Provision for loan losses                                           195,000          115,500
      Deferred taxes                                                       27,475          (17,240)
      Federal Home Loan Bank stock dividend                               (62,700)         (23,200)
      Net realized gains on sales or calls of securities                  (24,214)         (19,534)
      (Accretion)/amortization of securities, net                          (8,540)           3,564
      Net realized gains on sales of loans                                 (7,424)          (2,595)
      Amortization of mortgage servicing rights                            13,680           11,561
      Net changes in accrued interest receivable and other assets        (314,814)        (448,002)
      Net changes in accrued expenses and other liabilities              (199,888)        (306,581)
                                                                     ------------     ------------
      Net cash from operating activities                                  462,283           99,401

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                 3,773,516           17,367
  Maturities, prepayments and calls                                     6,483,358          217,363
  Purchases                                                           (30,724,719)
Securities held to maturity
  Maturities, prepayments and calls                                     1,500,000
  Purchases                                                              (277,305)
Net change in loans                                                     4,537,958       (4,207,338)
Net purchases of premises and equipment                                  (340,549)        (689,004)
                                                                     ------------     ------------
      Net cash from investing activities                              (15,047,741)      (4,661,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                   (272,853)      16,043,204
Net change in short-term borrowings                                    12,430,358      (14,577,338)
Principal payments on long-term debt                                     (155,340)        (162,665)
Treasury stock purchases                                                 (347,111)
Cash dividends paid                                                      (394,768)        (382,575)
                                                                     ------------     ------------
      Net cash from financing activities                               11,260,287          920,626
                                                                     ------------     ------------

Net change in cash and cash equivalents                                (3,325,171)      (3,641,585)

Cash and cash equivalents at beginning of year                         10,694,118       11,876,955
                                                                     ------------     ------------

Cash and cash equivalents at end of period                           $  7,368,947     $  8,235,370
                                                                     ============     ============

     Interest paid                                                   $  3,323,910     $  2,715,292
     Income taxes paid                                                                     179,470



        See accompanying notes to the consolidated financial statements        6

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim condensed consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at March 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2000 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2000 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONSOLIDATION:
                  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation.

         NATURE OF OPERATIONS:
                  The Company's revenues, operating income and assets are primarily from the banking industry. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable segment. Loan customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, eastern, southeastern, and central Ohio and include a wide range of individuals, business and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items. Commercial loans are expected to be repaid from cash flows of the business. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business through its main office in Lancaster and six branches in Lancaster, Glouster, Nelsonville and Amesville, Ohio. The Company's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real Estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

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

         COMPREHENSIVE INCOME:
                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 2001                          2000
                                                       ---------------------------   -------------------------

Other comprehensive income:
      Unrealized holding gains on available
        for sale securities arising during period               2,134,783                     329,960
      Reclassification adjustment for gains
       later recognized in income                                 (24,214)                    (19,534)
                                                       ---------------------------   -------------------------
                                                                2,110,569                     310,426

Tax effect                                                       (717,621)                   (107,067)
                                                       ---------------------------   -------------------------

Other comprehensive income                              $       1,392,948             $       203,359
                                                       ===========================   =========================

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       SECURITIES:

                  Securities were as follows:

                                                               GROSS            GROSS
                                            AMORTIZED        UNREALIZED       UNREALIZED        ESTIMATED
                                              COST             GAINS            LOSSES          FAIR VALUE
                                          -------------     -------------    -------------     -------------
AVAILABLE FOR SALE - MARCH 31, 2001
US Agency obligations                     $  98,442,426     $    372,502     $    (613,100)    $  98,201,828
State and Municipal obligations              13,142,068          390,534                          13,532,602
Mortgage-backed securities                    1,900,685           18,638                           1,919,324
Other securities                              3,439,700           12,925                           3,452,625
                                          -------------     -------------    -------------     -------------
                                          $ 116,924,880     $    794,599     $    (613,100)    $ 117,106,380
                                          =============     =============    =============     =============

AVAILABLE FOR SALE - DECEMBER 31, 2000
US Agency obligations                     $  77,808,200     $     62,193     $  (2,185,777)    $  75,684,616
State and Municipal obligations              13,247,607          207,123           (20,430)       13,434,300
Mortgage-backed obligations                   1,934,599                             (4,470)        1,930,129
Other securities                              3,377,000           12,925                           3,389,925
                                          -------------     -------------    -------------     -------------
                                          $  96,367,406     $    282,241     $  (2,210,677)    $  94,438,970
                                          =============     =============    =============     =============

HELD TO MATURITY - MARCH 31, 2001
US Agency obligations                     $     999,697     $      4,993     $           -     $   1,004,690
State and Municipal obligations               8,586,279          374,758              (234)        8,960,803
                                          -------------     -------------    -------------     -------------
                                          $   9,585,976     $    379,751     $        (234)    $   9,965,493
                                          =============     =============    =============     =============

HELD TO MATURITY - DECEMBER 31, 2000
US Agency obligations                     $   2,495,865     $      2,432     $     (13,077)    $   2,485,220
State and Municipal obligations               8,306,348          194,353           (39,669)        8,461,031
                                          -------------     -------------    -------------     -------------
                                          $  10,802,213     $    196,785     $     (52,746)    $  10,946,251
                                          =============     =============    =============     =============


Sales of securities available for sale were as follows:

                                 THREE MONTHS ENDED
                                      MARCH 31,
                               2001              2000
                          ---------------   ---------------
Proceeds                   $   3,773,516      $     17,367
Gross gains                       24,214            19,534
Gross losses

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       SECURITIES: (CONTINUED)

                  Contractual maturities of securities at March 31, 2001 were as follows:

AVAILABLE FOR SALE                                  AMORTIZED        ESTIMATED
                                                      COST           FAIR VALUE
                                                 ---------------   ---------------
US Agency obligations
  Under 1 Year                                      $  1,000,000      $  1,007,190
  1 - 5   Years                                        2,249,872         2,253,668
  5 - 10  Years                                       39,988,171        40,224,858
  Over 10 Years                                       55,204,383        54,716,112
                                                 ---------------   ---------------
  Total                                               98,442,426        98,201,828
                                                 ---------------   ---------------
State and municipal obligations
  Under 1 Year                                         2,846,356         2,885,601
  1 - 5   Years                                        7,744,160         8,007,951
  5 - 10  Years                                        1,264,671         1,312,073
  Over 10 Years                                        1,286,881         1,326,976
                                                 ---------------   ---------------
  Total                                               13,142,068        13,532,602
                                                 ---------------   ---------------
Mortgage Backed securities
  5 - 10  Years                                          186,658           188,194
  Over 10 Years                                        1,714,027         1,731,130
                                                 ---------------   ---------------
  Total                                                1,900,685         1,919,324
                                                 ---------------   ---------------
Other investments
  Equity securities                                    3,439,700         3,452,625
                                                 ---------------   ---------------

Total securities available for sale                 $116,924,880      $117,106,380
                                                 ===============   ===============

HELD TO MATURITY

US Agency obligations
  Over 10 Years                                          999,697         1,004,690
                                                 ---------------   ---------------
  Total                                                  999,697         1,004,690
                                                 ---------------   ---------------
State and municipal obligations
  1 - 5   Years                                        2,606,542         2,718,482
  5 - 10  Years                                        4,077,461         4,289,314
  Over 10 Years                                        1,902,276         1,953,007
                                                 ---------------   ---------------
  Total                                                8,586,279         8,960,803
                                                 ---------------   ---------------
Total securities held to maturity                   $  9,585,976      $  9,965,493
                                                 ===============   ===============

Securities with a carrying value of approximately 62,489,812 at March 31, 2001 and $49,414,697 at December 31, 2000 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       ALLOWANCE FOR LOAN LOSSES

                  The activity in the allowance for loan losses was as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  2001               2000
                                               -----------        -----------
Beginning Balance                              $ 2,790,133        $ 3,109,821
  Provision charged to operating expense           195,000            115,500
  Loans charged-off                               (254,002)          (245,101)
  Recoveries                                       125,927             39,589
                                               -----------        -----------
Ending Balance                                 $ 2,857,058        $ 3,019,809
                                               ===========        ===========

Non-performing loans were as follows:

                                                               MARCH 31,                 DECEMBER 31,
                                                                  2001                       2000
                                                        -------------------------  -------------------------
Loans past due over 90 days still on accrual             $         88,311           $        124,000
Nonaccrual Loans                                                  856,950                    793,360

                  Loans considered impaired under the provisions of SFAS No. 114 were not material at March 31, 2001 and December 31, 2000. Nonperforming loans include all impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans that are collectively excluded for impairment.

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

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2001 and December 31, 2000 follows:

                                                               MARCH 31,                 DECEMBER 31,
                                                                  2001                       2000
                                                        -------------------------  -------------------------
Commitments to extend credit                                $  17,099,935              $   16,656,030
Credit card and ready reserve lines                             1,216,862                   1,256,090
Standby letters of credit                                         596,000                     596,000

                  At March 31, 2001, and included above, commitments to make fixed-rate loans totaled $2,443,943 with the interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%. At December 31, 2000, commitments to make fixed rate loans totaled $2,740,105 with interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%.

                  At March 31, 2001 and December 31, 2000, reserves of $1,179,000 and $1,254,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

5.       EARNINGS PER SHARE

                  The factors used in the earnings per share computation were as follows:

                                                                             THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       2001                   2000
                                                               -------------------    -------------------
BASIC
     Net income                                                       $   605,333            $   576,322
                                                               ===================    ===================

     Weighted average common shares outstanding                         3,019,568              3,090,029
                                                               ===================    ===================

      Basic earnings per common share                                 $      0.20            $      0.19

                                                               ===================    ===================

DILUTED
     Net income                                                       $   605,333            $   576,322
                                                               ===================    ===================

     Weighted average common shares outstanding for
           basic earnings per common share                              3,019,568              3,090,029
     Add:  Dilutive effects of assumed exercised of stock
           options                                                            767                  2,373
                                                               -------------------    -------------------

     Average shares and dilutive potential common shares                3,020,335              3,092,402
                                                               ===================    ===================

     Average shares and dilutive potential common shares              $      0.20            $      0.19
                                                               ===================    ===================

         Stock options for 20,743 and 19,101 shares were not considered in computing diluted earnings per common share for 2001 and 2000 because they were antidilutive.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of March 31, 2001, as compared to December 31, 2000 and the results of operations for the three months ended March 31, 2001 compared to the same periods in 2000. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                  >>       1902     Original banking charter granted for The
                                    German Savings Bank (later changed to The
                                    Citizens Savings Bank).

                  >>       1974     Construction of a full-service branch
                                    banking facility 6 miles west in Colerain, Ohio.

                  >>       1978     Construction of a full-service branch
                                    banking facility 2 miles south in
                                    Bridgeport, Ohio.

                  >>       1980     Construction of a limited-service
                                    auto-teller banking location in Martins
                                    Ferry, Ohio.

                  >>       1983     Creation of United Bancorp, Inc. as a
                                    single-bank holding company through
                                    acquisition of 100% of the voting stock of The Citizens Savings Bank of Martins Ferry,
                                    Ohio ("CITIZENS"). Also, began operation of Automated Teller Machine ("ATM") in
                                    Aetnaville, Ohio.

                  >>       1984     CITIZENS opened a newly constructed 21,500
                                    square foot main-office facility in Martins
                                    Ferry, Ohio, adjacent to the auto-teller facility built in 1980.

                  >>       1986     United Bancorp, Inc. became a multi-bank
                                    holding company through the acquisition of 100% of the voting stock of The
                                    Citizens-State Bank of Strasburg, Strasburg,
                                    Ohio, merged into CITIZENS in 1999.

                  >>       1990     CITIZENS converted from third-party data
                                    processing to in-house data processing.
                                    CITIZENS constructed a full-service branch bank 6 miles south of Strasburg in Dover, Ohio.

                  >>       1992     CITIZENS acquired two branch bank locations
                                    in New Philadelphia and Sherrodsville, Ohio.

                  >>       1993     CITIZENS relocated Data Processing,
                                    Accounting and Bookkeeping to a renovated
                                    Operations Center across from the main
                                    office in Martins Ferry, Ohio.

                  >>       1994     CITIZENS purchased a branch bank in
                                    Dellroy, Ohio.

                  >>       1996     CITIZENS converted to check imaging and
                                    optical character recognition for data
                                    processing.

                  >>       1997     CITIZENS opened a full-service Retail
                                    Banking Center inside Riesbeck's Food
                                    Markets, Inc.'s St. Clairsville, Ohio store.
                                    Additionally, CITIZENS introduced a
                                    Secondary Market Real Estate Mortgage
                                    Program available for all locations and
                                    introduced a MasterCard(R)Check Card to the local market area.

                  >>       1998     CITIZENS increased ATM network by four cash
                                    dispenser machines in various Riesbecks'
                                    Food Markets.

                  >>       1998     Effective July 7, 1998, the acquisition of
                                    Southern Ohio Community Bancorporation, Inc.
                                    was completed and The Community Bank,
                                    Glouster, Ohio ("COMMUNITY") was added as a separate banking charter to the Company.

                  >>       1999     January 28, 1999 CITIZENS acquired a full
                                    service banking facility in Jewett, Ohio

                  >>       1999     March 1999 COMMUNITY opened a Loan
                                    Production Office in Lancaster, Ohio.

                  >>       1999     CITIZENS established a full service
                                    brokerage division to be known as Brokerage
                                    United with securities provided through
                                    Raymond James Financial Services, Inc.,
                                    member NASD/SIPC.

                  >>       1999     COMMUNITY moved their main office to
                                    Lancaster, Ohio.

                  >>       2000     COMMUNITY opened a new branch in Lancaster
                                    and their auto teller for the main office.

                  >>       2000     CITIZENS and COMMUNITY introduced Electronic
                                    Banking.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         ANALYSIS OF FINANCIAL CONDITION

         EARNING ASSETS - LOANS
                  At March 31, 2001, gross loans were $191,831,000 compared to $196,497,000 at year-end 2000, a decrease of 2.4%. The decrease in total outstanding loans was the result of decreases in all loan categories with particular decreases in the commercial and installment portfolios. COMMUNITY'S outstanding loans decreased .92% or approximately $447,000 from December 31, 2000. CITIZENS' also experienced a decrease in gross loans by 2.86% or $4.2 million.

                  Installment loans were 27.8% of total loans at March 31, 2001 compared to 28.2% at year-end 2000. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS actually experienced a 3.3% or $1,105,000 decline in installment loans while COMMUNITY installment loans decreased $935,000 or 4.3% since December 31, 2000. Commercial loans also decreased $2.2 million or 2.6% from December 31, 2000.

                  Commercial and commercial real estate loans comprised 43.3% of total loans at March 31, 2001 compared to 43.4% at December 31, 2000. Commercial and commercial real estate loans have decreased $2.2 million or 2.6% from December 31, 2000. CITIZENS commercial portfolio decreased by $2.4 million while COMMUNITY's commercial loans increased $174,000 from December 31, 2000. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out-of-area loans at March 31, 2001 were 7.3% of total loans and 16.8% of total commercial and commercial real estate loans compared to 6.9% and 16.0% at year-end 2000.

                  Real estate loans were 28.9% of total loans at March 31, 2001 compared to 28.4% at year-end 2000. Real estate loans decreased .79% since December 31, 2000. CITIZENS real estate loans decreased 2.4% or $1.4 million while COMMUNITY's increased $320,000, or 4.9%. The Company offers both an adjustable rate and fixed rate product. Adjustable rate products typically have lower introductory rates as compared to that of a fixed rate mortgage. The Company primarily sells its fixed rate mortgages on the secondary market and retains the adjustable rate mortgages for the portfolio.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk grading model that considers borrowers past due experience, current financial condition, collateral value and various other circumstances that are

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2001 were approximately $128,000, or 4.6% of the beginning balance in the allowance for loan losses compared to $206,000, or 6.6%, of the beginning balance for loan losses for the three months ended March 31, 2000. The decrease can be attributed to Management's continued focus on improving underwriting standards.

         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2001 increased approximately $22,667,000, or 24.0% from year-end 2000 totals. This increase is a result of the slower loan growth and management's leveraging through Federal Home Loan Bank borrowings. Securities held to maturity at March 31, 2001 decreased approximately $1,216,000, or 11.3% compared to year-end 2000 totals.

                  Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs of the Company. At March 31, 2001, the Company had no federal funds sold.

         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2001, total core deposits decreased approximately $3.6 million primarily from a decrease of demand deposits totaling $3.8 million. This was partly offset by an increase in time deposits under $100,000 of $733,000.

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

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2001, certificates of deposit greater than $100,000 increased approximately $3.3 million, or 11.3% from year-end 2000 totals.

         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first three months of 2001, the Company

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

          continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total other borrowings increased approximately $12.3 million, or 47.0% from year-end 2000 totals. Most of this increase was immediately invested in available for sale securities.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

         NET INCOME
                  Basic earnings per share for the three months ended March 31, 2001 was $0.20, compared with $0.19 for the three months ended March 31, 2000. Net income increased $29,000 for the three months ended March 31, 2001, compared to the same period in 2000. On an annualized basis, Return on Average Assets (ROA) was 0.73% and Return on Average Equity
         (ROE) was 8.24% compared to ROA of .77% and ROE of 9.26% for the three months ended March 31, 2000.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 1.3% for the three months ended March 31, 2001 compared to the same period in 2000.

                  Total interest income for the three months ended March 31, 2001 was $6,204,000 compared to $5,593,000 for the same period in 2000. Total interest income increased $611,000, or 10.9%. The increase can be attributed to the overall growth in the Company's interest-earning assets, and the increase in the interest rate environment during the year 2000.

                  Total interest expense for the three months ended March 31, 2001 when compared to the same three months period ended March 31, 2000, increased 20.8%, or $573,000. The Company has experienced an increase in interest expense due to the overall increase of rates on all deposit products in the year 2000 and also in remaining competitive in the market.

         PROVISION FOR LOAN LOSSES
                  The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses associated with the loan portfolio.

                  The total provision for loan losses was $195,000 for the three months ended March 31, 2001 compared to $116,000 for the same period in 2000. Management increased the provision in 2001 due to the loan growth experienced by COMMUNITY in the year 2000.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three months ended March 31, 2001 was $368,000 compared to $325,000 for the same three-month period ended March 31, 2000. For the three months ended March 31, 2001 compared to the same period in 2000, noninterest income increased approximately 13.4%. The expanded customer base as a result of the COMMUNITY expansion and management's focus on updating our fee structures contributed to the increase.

         NONINTEREST EXPENSE
                  Noninterest expense for the three months ended March 31, 2001 decreased 1.3% over the three months ended March 31, 2000. Expansion costs were incurred in the first quarter of 2000 related to COMMUNITY'S opening of a new headquarters, an adjacent limited service drive-thru, and a full service banking center in Lancaster, Ohio. Also, additional staffing, advertising and occupancy expenses were added to the COMMUNITY'S cost structure as a result of this expansion.

         CAPITAL RESOURCES
                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2001 was $29,935,000 compared to $28,679,000 at December 31, 2000, a 4.4% increase. Total shareholders' equity in relation to total assets was 8.88% at March 31, 2001 and 8.85% at December 31, 2000.

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

                  The minimum requirements are:

                                                 TOTAL                  TIER 1                 TIER 1
                                               CAPITAL TO             CAPITAL TO             CAPITAL TO
                                             RISK-WEIGHTED           RISK-WEIGHTED            AVERAGE
                                                 ASSETS                 ASSETS                 ASSETS
                                          ---------------------  ----------------------  -------------------
Well capitalized                                        10.00%                   6.00%                5.00%
Adequately capitalized                                   8.00%                   4.00%                4.00%
Undercapitalized                                         6.00%                   3.00%                3.00%

                  The following table illustrates the Company's risk-weighted capital ratios at March 31, 2001:

CAPITAL RESOURCES
                                                                            MARCH 31,
                            (IN THOUSANDS)                                     2001
                                                                       ---------------------
Tier 1 capital                                                          $         29,929
Total risk-based capital                                                $         32,572
Risk-weighted assets                                                    $        237,708
Average total assets                                                    $        331,333

Tier 1 capital to average assets                                                    9.03%
Tier 1 risk-based capital ratio                                                    12.59%
Total risk-based capital ratio                                                     13.70%


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

                  For the three months ended March 31, 2001, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. The net decrease in cash and cash equivalents of

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         $3,325,000 was primarily the result of investment security purchases of $31,002,000 and an decrease in deposits of $273,000, offset by cash provided in financing activities of $11,260,000 related to an increase in short term borrowings and the decrease in loan volume. Also, cash was provided by the sales, maturities and paydowns of securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 92% of the portfolio compared to the 8% for held to maturity securities. The Company primarily invests in US Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 38% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. In addition, the Company also originates consumer and commercial loans, which make up a significant percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted-average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates.

         Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Presented in the Company's 2000 Annual Report as of December 31, 2000, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Management believes that no events have occurred since December 31, 2000 which would significantly change the Company's NPV at March 31, 2001 under each assumed shifts of 100 basis points in market interest rates.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)    Exhibits
         (b) The registrant filed no current reports on Form 8-K during the quarter ended March 31, 2001.

                              UNITED BANCORP, INC.
                                   SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






      May 11, 2001               By:   /s/ James W. Everson
----------------------                 -----------------------------
       Date                      James W. Everson
                                 Chairman, President & Chief Executive Officer






      May 11, 2001               By:   /s/ Randall M. Greenwood
----------------------                 -----------------------------
       Date                      Randall M. Greenwood
                                 Chief Financial Officer