Form 10-Q
period 2001-06-30
UNITED BANCORP INC /OH/
filed 2001-08-10
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2001

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  N/A   to        N/A
                                --------------------------

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

       COMMON STOCK, $1.00 PAR VALUE 3,019,076 SHARES AS OF JULY 19, 2001

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

     Condensed Consolidated Statements of Income.......................................................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................................................5

     Condensed Consolidated Statements of Cash Flows...................................................................6

     Notes to the Condensed Consolidated Financial Statements.....................................................7 - 13

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................................14 - 23

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............................................24 - 25


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

   ITEM 5.
     Other Information................................................................................................26

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................................................26

   SIGNATURES.........................................................................................................27

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


PART I FINANCIAL INFORMATION


                                                                                              JUNE 30,          DECEMBER 31,
                                                                                                2001                2000
                                                                                          -----------------   ------------------
   ASSETS
   Cash and due from financial institutions                                                   $ 10,695,307        $  10,694,118

   Securities available for sale                                                               125,046,716           94,438,970
   Securities held to maturity
   (Estimated fair value of $8,912,552 at 06/30/01 and $10,946,251 at 12/31/00)                  8,591,898           10,802,213
   Loans receivable
     Commercial loans                                                                           19,059,592           20,414,810
     Commercial real estate loans                                                               63,533,021           64,811,940
     Real estate loans                                                                          54,900,080           55,931,621
     Installment loans                                                                          50,444,423           55,338,861
                                                                                          -----------------   ------------------
       Total loans receivable                                                                  187,937,116          196,497,232
   Allowance for loan losses                                                                    (2,839,270)          (2,790,133)
                                                                                          -----------------   ------------------
       Net loans receivable                                                                    185,097,846          193,707,099
   Premises and equipment, net                                                                   9,440,259            9,521,046
   Accrued interest receivable and other assets                                                  4,663,972            4,722,355
                                                                                          -----------------   ------------------

     Total Assets                                                                             $343,535,998        $ 323,885,801
                                                                                          =================   ==================

   LIABILITIES
   Demand deposits
     Noninterest-bearing                                                                      $ 23,056,063        $  22,708,636
     Interest-bearing                                                                           42,899,462           45,470,957
   Savings deposits                                                                             48,687,281           49,158,941
   Time deposits - under $100,000                                                              121,355,917          120,797,039
   Time deposits - $100,000 and over                                                            34,960,624           29,417,302
                                                                                          -----------------   ------------------
       Total deposits                                                                          270,959,347          267,552,875
   Securities sold under agreements to repurchase                                                7,717,201            4,861,430
   Other borrowed funds                                                                         33,956,286           21,247,616
   Accrued expenses and other liabilities                                                        1,072,627            1,544,793
                                                                                          -----------------   ------------------
       Total Liabilities                                                                       313,705,461          295,206,714

   SHAREHOLDERS' EQUITY
   Preferred stock, without par value: 2,000,000 authorized and unissued
   Common stock - $1 par value: 10,000,000 shares authorized;
     3,094,882  issued                                                                           3,094,882            3,094,882
   Additional paid in capital                                                                   21,769,867           21,699,632
   Treasury stock - 75,706 shares in 2001 and 28,499 shares in 2000 at cost                       (789,175)            (283,564)
   Shares held by deferred compensation plan - 32,227 shares at cost
   in 2001 and 26,155 in 2000                                                                     (481,673)            (411,438)
   Retained earnings                                                                             6,407,032            5,852,284
   Accumulated other comprehensive income (loss), net of tax                                      (170,396)          (1,272,709)
                                                                                          -----------------   ------------------
     Total Shareholders' Equity                                                                 29,830,537           28,679,087
                                                                                          -----------------   ------------------

     Total Liabilities and Shareholders' Equity                                               $343,535,998        $ 323,885,801
                                                                                          =================   ==================




    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                                 2001              2000              2001              2000
                                                            ----------------  ---------------  -----------------  ----------------
Interest and dividend income
  Loans, including fees                                         $ 4,269,846      $ 4,172,931        $ 8,607,630       $ 8,180,199
  Taxable securities                                              1,714,387        1,290,589          3,236,093         2,528,422
  Non-taxable securities                                            272,577          271,039            541,195           535,238
  Other interest and dividend income                                 63,887           64,624            139,630           148,668
                                                            ----------------  ---------------  -----------------  ----------------
      Total interest and dividend income                          6,320,697        5,799,183         12,524,548        11,392,527

Interest expense
  Deposits
    Demand                                                          228,829          268,143            508,027           493,788
    Savings                                                         182,283          274,664            413,365           553,726
    Time                                                          2,354,490        2,041,363          4,685,319         3,866,198
  Other borrowings                                                  431,832          367,253            915,939           790,083
                                                            ----------------  ---------------  -----------------  ----------------
      Total interest expense                                      3,197,434        2,951,423          6,522,650         5,703,795

Net interest income                                               3,123,263        2,847,760          6,001,898         5,688,732

Provision for loan losses                                           195,000          115,500            390,000           231,000
                                                            ----------------  ---------------  -----------------  ----------------


Net interest income after provision for loan losses               2,928,263        2,732,260          5,611,898         5,457,732

Noninterest income
  Service charges on deposit accounts                               231,263          216,549            443,394           389,198
  Other income                                                      154,095          118,245            310,079           270,174
                                                            ----------------  ---------------  -----------------  ----------------
      Total noninterest income                                      385,358          334,794            753,473           659,372

Noninterest expense
  Salaries and employee benefits                                  1,205,151        1,016,411          2,346,723         2,148,506
  Occupancy and equipment                                           372,768          365,774            741,793           715,024
  Other expenses                                                    840,240          749,334          1,589,451         1,557,667
                                                            ----------------  ---------------  -----------------  ----------------
      Total noninterest expense                                   2,418,159        2,131,519          4,677,967         4,421,197

Income before income taxes                                          895,462          935,535          1,687,404         1,695,907
  Income tax expense                                                158,786          230,200            345,395           414,250
                                                            ----------------  ---------------  -----------------  ----------------

Net income                                                      $   736,676      $   705,335        $ 1,342,009       $ 1,281,657
                                                            ================  ===============  =================  ================

Earnings per common share - Basic                               $      0.25      $      0.23        $      0.45       $      0.42
Earnings per common share - Diluted                             $      0.25      $      0.23        $      0.45       $      0.42
Dividends per common share                                      $      0.13      $      0.12        $      0.26       $      0.25



    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                      TREASURY
                                                                                   ADDITIONAL         STOCK AND
                                                                  COMMON            PAID IN           DEFERRED         RETAINED
                                                                   STOCK            CAPITAL             PLAN           EARNINGS
                                                               --------------   ---------------    ---------------   --------------
BALANCE AT JANUARY 1, 2000                                      $  2,942,885     $  19,660,205      $          -      $  6,542,711
  Net income                                                                                                             1,281,657
Stock issuance                                                        4,954             47,288
        Net change in unrealized gain/(loss) on
           securities available for sale
  Comprehensive income

Recognition of shares held by deferred
     compensation plan                                                                 370,198          (370,198)
  Cash dividends - $0.12 per share                                                                                        (765,150)
                                                               --------------   ---------------    --------------    ---------------
BALANCE AT JUNE 30, 2000                                        $  2,947,839     $  20,077,691      $   (370,198)     $  7,059,218
                                                               ==============   ===============    ==============    ===============

BALANCE AT JANUARY 1, 2001                                      $  3,094,882     $  21,699,632      $   (695,002)     $  5,852,284
  Net income                                                                                                             1,342,009
        Net change in unrealized gain/(loss) on
         securities available for sale

       Comprehensive income

Shares purchased for deferred compensation plan                                         70,235           (70,235)
Purchases of treasury stock - 47,207 shares at cost                                                     (505,611)
  Cash dividends - $0.13 per share                                                                                        (787,261)
                                                               --------------   ---------------    --------------    --------------
BALANCE AT JUNE 30, 2001                                        $  3,094,882     $  21,769,867      $ (1,270,848)     $  6,407,032
                                                               ==============   ===============    ==============    ==============



                                                                                     ACCUMULATED
                                                                                        OTHER
                                                                COMPREHENSIVE       COMPREHENSIVE
                                                                   INCOME              INCOME                TOTAL
                                                               ---------------     ---------------      --------------
BALANCE AT JANUARY 1, 2000                                                          $ (3,847,828)        $ 25,297,973
  Net income                                                    $   1,281,657                               1,281,657
Stock issuance                                                                                                 52,242
        Net change in unrealized gain/(loss) on
           securities available for sale                             (153,935)          (153,935)            (153,935)
                                                               ---------------
  Comprehensive income                                          $   1,127,722
                                                               ===============
Recognition of shares held by deferred
     compensation plan
  Cash dividends - $0.12 per share                                                                           (765,150)
                                                                                   ---------------      --------------
BALANCE AT JUNE 30, 2000                                                            $ (4,001,763)        $ 25,712,787
                                                                                   ===============      ==============

BALANCE AT JANUARY 1, 2001                                                          $ (1,272,709)        $ 28,679,087
  Net income                                                    $   1,342,009                               1,342,009
        Net change in unrealized gain/(loss) on
         securities available for sale                              1,102,312          1,102,312            1,102,312
                                                                 -------------
       Comprehensive income                                     $   2,444,321
                                                                ==============
Shares purchased for deferred compensation plan
Purchases of treasury stock - 47,207 shares at cost                                                          (505,611)
  Cash dividends - $0.13 per share                                                                           (787,261)
                                                                                   ---------------      --------------
BALANCE AT JUNE 30, 2001                                                            $   (170,396)        $ 29,830,537
                                                                                   ===============      ==============






    See accompanying notes to the condensed consolidated financial statements  5

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  2001                        2000
                                                                         ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  1,342,009                $  1,281,657
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                      462,628                     443,259
      Provision for loan losses                                                          390,000                     231,000
      Deferred taxes                                                                      27,475                     (17,240)
      Federal Home Loan Bank stock dividend                                             (123,200)                    (78,000)
      Net realized gains on sales or calls of securities                                 (34,438)                    (16,674)
      (Accretion)/amortization of securities, net                                        (15,656)                      3,383
      Net realized gains on sales of loans                                               (28,255)                     (4,648)
      Amortization of mortgage servicing rights                                           27,599                      22,495
      Net changes in accrued interest receivable and other assets                       (575,032)                   (359,535)
      Net changes in accrued expenses and other liabilities                             (578,050)                   (417,233)
                                                                         ------------------------    ------------------------
      Net cash from operating activities                                                 895,080                   1,088,464

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                                5,480,956                      17,367
  Maturities, prepayments and calls                                                   12,861,740                     303,084
  Purchases                                                                          (47,119,272)                 (5,999,063)
Securities held to maturity
  Maturities, prepayments and calls                                                    2,500,000
  Purchases                                                                             (277,305)                 (1,050,711)
Net change in loans                                                                    8,219,253                 (13,844,392)
Net purchases of premises and equipment                                                 (368,058)                 (1,112,629)
Proceeds from sale of real estate owned                                                  130,753
                                                                         ------------------------    ------------------------
      Net cash from investing activities                                             (18,571,933)                (21,686,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                 3,406,472                  22,453,004
Net change in short-term borrowings                                                   16,793,941                  (3,362,992)
Principal payments on long-term debt                                                  (1,229,499)                   (512,565)
Treasury stock purchases                                                                (505,611)
Proceeds from stock issuance                                                                                          52,242
Cash dividends paid                                                                     (787,261)                   (765,150)
                                                                         ------------------------    ------------------------
      Net cash from financing activities                                              17,678,042                  17,864,539
                                                                         ------------------------    ------------------------

Net change in cash and cash equivalents                                                    1,189                  (2,733,341)

Cash and cash equivalents at beginning of year                                        10,694,118                  11,876,955
                                                                         ------------------------    ------------------------

Cash and cash equivalents at end of period                                          $ 10,695,307                $  9,143,614
                                                                         ========================    ========================

     Interest paid                                                                  $  6,449,642                $  5,613,289
     Income taxes paid                                                                   419,011                     549,470




    See accompanying notes to the condensed consolidated financial statements  6

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at June 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2000 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2000 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

     PRINCIPLES OF CONDENSED CONSOLIDATION:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation.

     NATURE OF OPERATIONS:

          The Company's revenues, operating income and assets are primarily from the banking industry. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment. The Company's primary deposit products are checking, savings, and term certificates of deposits, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of business. Real Estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions. Loan customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, eastern, southeastern, and central Ohio and include a wide range of individuals, business and other organizations. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business through its main office in Lancaster and four branches in Lancaster, Glouster, Nelsonville and Amesville, Ohio.

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

     COMPREHENSIVE INCOME:

          Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                             2001                2000               2001                2000
                                                         ------------        ------------       ------------         -----------
Other comprehensive income:
      Unrealized holding gains on available
        for sale securities arising during period           (430,009)           (549,683)          1,704,774            (220,149)
      Reclassification adjustment for gains
       later recognized in income                            (10,224)              2,859             (34,438)            (16,674)
                                                         -----------         -----------         -----------         -----------
                                                            (440,233)           (546,824)          1,670,336            (236,823)

Tax effect                                                   149,598             188,654            (568,023)             82,888
                                                         -----------         -----------         -----------         -----------

Other comprehensive income                               $  (290,635)        $  (358,170)        $ 1,102,313         $  (153,935)
                                                         ===========         ===========         ===========         ===========

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   SECURITIES:

                  Securities were as follows:


                                                                      GROSS           GROSS
                                                  AMORTIZED        UNREALIZED       UNREALIZED        ESTIMATED
                                                     COST             GAINS           LOSSES          FAIR VALUE
                                               -----------------  --------------  ---------------  -----------------
AVAILABLE FOR SALE - JUNE 30, 2001
US Agency obligations                             $ 108,193,806       $ 211,369     $   (858,254)      $107,546,921
State and Municipal obligations                      13,436,046         377,360           (3,025)        13,810,381
Mortgage-backed securities                              174,764           1,525                             176,289
Other securities                                      3,500,200          12,925                           3,513,125
                                               -----------------  --------------  ---------------  -----------------
                                                  $ 125,304,816       $ 603,179     $   (861,278)      $125,046,716
                                               =================  ==============  ===============  =================


AVAILABLE FOR SALE - DECEMBER 31, 2000
US Agency obligations                             $  77,808,200        $ 62,193     $ (2,185,777)      $ 75,684,616
State and Municipal obligations                      13,247,607         207,123          (20,430)        13,434,300
Mortgage-backed obligations                           1,934,599                           (4,470)         1,930,129
Other securities                                      3,377,000          12,925                           3,389,925
                                               -----------------  --------------  ---------------  -----------------
                                                  $  96,367,406       $ 282,241     $ (2,210,677)      $ 94,438,970
                                               =================  ==============  ===============  =================


HELD TO MATURITY - JUNE 30, 2001
US Agency obligations
State and Municipal obligations                   $   8,591,898       $ 326,016     $     (5,362)      $  8,912,552
                                               -----------------  --------------  ---------------  -----------------
                                                  $   8,591,898       $ 326,016     $     (5,362)      $  8,912,552
                                               =================  ==============  ===============  =================


HELD TO MATURITY - DECEMBER 31, 2000
US Agency obligations                             $   2,495,865       $   2,432     $    (13,077)      $  2,485,220
State and Municipal obligations                       8,306,348         194,353          (39,670)      $  8,461,031
                                               -----------------  --------------  ---------------  -----------------
                                                  $  10,802,213       $ 196,785     $    (52,747)      $ 10,946,251
                                               =================  ==============  ===============  =================


Sales of securities available for sale were as follows:

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                     2001              2000            2001              2000
                                                ---------------   -------------   --------------     --------------
Proceeds                                         $   1,707,440                     $  5,480,956       $     17,367
Gross gains                                             10,224                           34,438             19,534
Gross losses                                                             2,859                               2,859

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   SECURITIES: (CONTINUED)

          Contractual maturities of securities at June 30, 2001 were as follows:

AVAILABLE FOR SALE                                 AMORTIZED         ESTIMATED
                                                     COST           FAIR VALUE
                                                ----------------  ----------------
US Agency obligations
  Under 1 Year                                    $   1,000,000     $   1,005,000
  1 - 5   Years                                       1,374,090         1,379,640
  5 - 10  Years                                      42,485,715        42,582,039
  Over 10  Years                                     63,334,001        62,580,242
                                                ----------------  ----------------
  Total                                             108,193,806       107,546,921
                                                ----------------  ----------------
State and municipal obligations
  Under 1 Year                                        3,404,061         3,439,137
  1 - 5   Years                                       7,481,270         7,755,592
  5 - 10  Years                                       1,504,680         1,548,425
  Over 10  Years                                      1,046,035         1,067,227
                                                ----------------  ----------------
  Total                                              13,436,046        13,810,381
                                                ----------------  ----------------
Mortgage Backed securities
  5 - 10 Years                                          174,764           176,289
                                                ----------------  ----------------
   Total                                                174,764           176,289
                                                ----------------  ----------------
Other investments
  Equity securities                                   3,500,200         3,513,125
                                                ----------------  ----------------
Total securities available for sale               $ 125,304,816     $ 125,046,716
                                                ================  ================

HELD TO MATURITY

State and municipal obligations
  1 - 5   Years                                   $   2,951,331     $   3,068,766
  5 - 10  Years                                       3,829,679         3,998,762
  Over 10 Years                                       1,810,888         1,845,024
                                                ----------------  ----------------
  Total                                               8,591,898         8,912,552
                                                ----------------  ----------------
Total securities held to maturity                 $   8,591,898     $   8,912,552
                                                ================  ================




Securities with a carrying value of approximately $59,259,257 at June 30, 2001 and $45,332,000 at December 31, 2000 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.   ALLOWANCE FOR LOAN LOSSES

          The activity in the allowance for loan losses was as follows:


                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                              JUNE 30,
                                                                 2001                2000               2001              2000
                                                            ----------------   ----------------   ----------------  ----------------
BEGINNING BALANCE                                            $    2,857,058     $    3,019,809     $    2,790,133    $    3,109,821
  Provision charged to operating expense                            195,000            115,500            390,000           231,000
  Loans charged-off                                                (274,550)          (130,671)          (528,552)         (375,772)
  Recoveries                                                         61,762             83,089            187,689           122,678
                                                            ----------------   ----------------   ----------------  ----------------
Ending Balance                                               $    2,839,270     $    3,087,727     $    2,839,270    $    3,087,727
                                                            ================   ================   ================  ================



          Non-performing loans were as follows:

                                                               JUNE 30,        DECEMBER 31,
                                                                 2001              2000
                                                            --------------    --------------
Loans past due over 90 days still on accrual                 $     55,091      $    124,000
Nonaccrual Loans                                             $    647,353           793,360



          Loans considered impaired under the provisions of SFAS No. 114 were not material at June 30, 2001 and December 31, 2000 or for the three and six months ended June 30, 2001 and 2000. Nonperforming loans include all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans that are collectively excluded for impairment.

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

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

          A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at June 30, 2001 and December 31, 2000 follows:

                                                               JUNE 30,         DECEMBER 31,
                                                                 2001               2000
                                                            --------------     --------------
Commitments to extend credit                                 $ 19,053,317       $ 16,656,030
Credit card and ready reserve lines                             1,276,168          1,256,090
Standby letters of credit                                         335,990            596,000


          At June 30, 2001, and included above, commitments to make fixed-rate loans totaled $2,377,105 with the interest rates on those fixed-rate commitments ranging from 6.95% to 10.00%. At December 31, 2000, commitments to make fixed rate loans totaled $2,740,105 with interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5.   EARNINGS PER SHARE

         The factors used in the earnings per share computation were as follows:

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                      2001            2000             2001             2000
                                                                 -------------   --------------  ---------------   -------------
BASIC
     Net income                                                    $   736,676     $    705,335    $  1,342,009     $ 1,281,657
                                                                  =============   ==============  ==============   =============

     Weighted average common shares outstanding                      2,991,689        3,090,087       3,005,655       3,090,058
                                                                  =============   ==============  ==============   =============

      Basic earnings per common share                              $      0.25     $       0.23    $       0.45     $      0.42
                                                                  =============   ==============  ==============   =============

DILUTED
     Net income                                                    $   736,676     $    705,335    $  1,342,009     $ 1,281,657
                                                                  =============   ==============  ==============   =============

     Weighted average common shares outstanding for
           basic earnings per common share                           2,991,689        3,090,087       3,005,655       3,090,058
     Add:  Dilutive effects of assumed exercised of stock
           options                                                       2,480            4,587           1,504           4,552
                                                                  -------------   --------------  --------------   -------------

     Average shares and dilutive potential common shares             2,994,169        3,094,674       3,007,159       3,094,610
                                                                  =============   ==============  ==============   =============

     Average shares and dilutive potential common shares           $      0.25     $       0.23    $       0.45     $      0.42
                                                                  =============   ==============  ==============   =============

Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature                   20,743           18,191          20,743          18,191

                              UNITED BANCORP, INC.
      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discusses the financial condition of the Company as of June 30, 2001, as compared to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 compared to the same periods in 2000. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                              UNITED BANCORP, INC.
      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION


          ANALYSIS OF FINANCIAL CONDITION

          EARNING ASSETS - LOANS

               At June 30, 2001, gross loans were $187,937,000 compared to $196,497,000 at year-end 2000, a decrease of 4.4%. The decrease in total outstanding loans was the result of a decline in the commercial and installment portfolios. Management attributes the overall decrease in loans to the general economic slow-down in the lending markets served.

               Installment loans, with continued emphasis placed on the indirect automobile lending market, decreased to 26.8% of total loans at June 30, 2001 compared to 28.2% at year-end 2000. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a 9.5%, or $3,180,000 decline in installment loans while COMMUNITY had a decrease of 7.9%, or $1,715,000 in installment loans. In general as the overall economy has slowed in the markets we service, so has the demand for consumer based loans. Also with interest rates depressed, Management has not been aggressive to lower rates on these fixed rate loan products. Recently, Management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

               Commercial and commercial real estate loans comprised 44.0% of total loans at June 30, 2001 compared to 43.4% at December 31, 2000. Commercial and commercial real estate loans have decreased $2,634,000 or 3.1% since December 31, 2000. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out-of-area loans at June 30, 2001 were 6.8% of total loans and 15.4% of total commercial and commercial real estate loans compared to 6.9% and 16.0% at year-end 2000.

               Real estate loans were 29.2% of total loans at June 30, 2001 compared to 28.4% at year-end 2000. Real estate loans decreased 1.8% since December 31, 2000. However, COMMUNITY actually experienced an increase in real estate loans of 5.9% or $1,074,000. As previously mentioned, management's position is to focus on adjustable rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

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

                              UNITED BANCORP, INC.
      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION


          absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2001 were approximately $341,000, or 12.2%, of the beginning balance in the allowance for loan losses compared to $253,000, or 8.1%, of the beginning balance for loan losses for the six months ended June 30, 2000. During the first half of 2001, net charge-offs for consumer loans totaled approximately $217,000 compared to $132,000 for the
          first half of                                                    2000.

          EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

               The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2001 increased approximately $30,608,000, or 32.4% from year-end 2000 totals. Securities held to maturity at June 30, 2001 decreased approximately $2,210,000, or 20.5% compared to year-end 2000 totals.

          SOURCES OF FUNDS - DEPOSITS

               The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2001, total core deposits decreased approximately $2.1 million primarily from a decrease of interest-bearing demand deposits and savings deposits of $2.6 million and $0.5 million, respectively. This was partly offset by an increase in time deposits under $100,000 of $559,000.

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

               Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2001, certificates of deposit greater than $100,000 increased approximately $5.5 million, or 18.8% from year-end 2000 totals. The majority of the increase, approximately $4.6 million, came from COMMUNITY'S growth in the public agency account relationships.

          SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

               Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first six months of 2001, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county

                              UNITED BANCORP, INC.
      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION


          governments. Total other borrowings increased approximately $15,564,000 million, or 59.6% from year-end 2000 totals. Management took advantage of the favorable interest rate environment and leveraged both CITIZENS and COMMUNITY through the use of FHLB advances and the purchasing of fixed rate government agency securities. This strategy was deemed prudent in light of the general slow-down in the Company's lending activities related specifically to a sluggish economy. Management focused on purchasing investment securities to maintain the Company's earning assets at a level to support growth in earnings for 2001.

                              UNITED BANCORP, INC.
      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

NET INCOME

     Basic earnings per share for the six months ended June 30, 2001 was $0.45, compared with $0.42 for the six months ended June 30, 2000. Net income increased $60,000 for six months ended June 30, 2001, compared to the same period in 2000. On an annualized basis, Return on Average Assets (ROA) was 0.80% and Return on Average Equity (ROE) was 9.1% compared to ROA of .85% and ROE of 10.27% for the six months ended June 30, 2000.

NET INTEREST INCOME

     Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 5.5% for the six months ended June 30, 2001 compared to the same period in 2000.

     Total interest income for the six months ended June 30, 2001 was $12,525,000 compared to $11,393,000 for the same period in 2000. Total interest income increased $1,132,000, or 9.9%. The increase can be attributed to the overall growth in the Company's interest-earning assets, mainly investment securities.

     Total interest expense for the six months ended June 30, 2001 when compared to the same six months period ended June 30, 2000, increased 14.4%, or $819,000. The Company has experienced an increase in interest expense due to an increased use of time deposits to fund growth and capture market share in Fairfield County.


PROVISION FOR LOAN LOSSES

     The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses associated with the loan portfolio.

     The total provision for loan losses was $390,000 for the six months ended June 30, 2001 compared to $231,000 for the same period in 2000. Management increased the provision in 2001 due to an anticipated increase in net charge-offs for the fiscal year and as a result of projected loan growth. The Company has not experienced the loan growth it anticipated in 2001, however, with the slow down in the overall economic cycle, Management felt it was prudent at this point not to reduce the provision expense.

NONINTEREST INCOME

     Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the six months ended June 30, 2001 was $753,000 compared to $659,000 for the same six-month period ended June 30, 2000. For the six months ended June 30, 2001 compared to the same period in 2000, noninterest income increased approximately 14.3%. The increase in noninterest income can be

                              UNITED BANCORP, INC.
      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION


attributed to an increase in security gains of approximately $15,000. a gain of 23,500 on the sale of an OREO property and increases in service charges on deposit accounts.

NONINTEREST EXPENSE

     Noninterest expense for the six months ended June 30, 2001 increased 5.8% over the six months ended June 30, 2000. The increase is attributable to an approximate increase of $198,000 in employee salary and benefits. This is a result of increased benefit costs namely health care and employee salary adjustments.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2001

NET INCOME

     Basic earnings per share for the three months ended June 30, 2001 was $0.25, compared with $0.23 for the three months ended June 30, 2000. Net income increased $31,000 for three months ended June 30, 2001, compared to the same period in 2000. On an annualized basis, Return on Average Assets (ROA) was 0.88% and Return on Average Equity (ROE) was 10.0% compared to ROA of 0.93% and ROE of 11.3% for the three months ended June 30, 2000.

NET INTEREST INCOME

     Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 9.7% for the three months ended June 30, 2001 compared to the same period in 2000. The increase was a result of the Company having a larger base of average earning assets combined with a decrease in short-term interest rates. Management anticipates the short-term impact to continue over the next several quarters if short-term rates continue at their current levels. As a result of the decline in short term interest rates, Management was able to lower the Company's overall cost of funds.

     Total interest income for the three months ended June 30, 2001 was $6,321,000 compared to $5,799,000 for the same period in 2000. Total interest income increased $522,000, or 9.0%. The increase can be attributed to the overall growth in the Company's interest-earning assets do mainly in part by a significant volume of security purchases in the early part of 2001. Please refer to the page 6 Condensed Consolidated Statements of Cash Flows for further details on investment activity.

     Total interest expense for the three months ended June 30, 2001 when compared to the same three month period ended June 30, 2000, increased 8.3%, or $246,000. The Company has experienced an increase in interest expense due to an increase use of FHLB advances to fund security purchases. The security purchases will help offset the loss of interest income due to an anticipated soft loan market in 2001. Management has been proactive in lowering deposit product rates as the overall rate environment began to decrease in January of this year.

                              UNITED BANCORP, INC.
      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION



PROVISION FOR LOAN LOSSES

     The total provision for loan losses was $195,000 for the three months ended June 30, 2001 compared to $115,500 for the same period in 2000. Management increased the provision in 2001 due to an anticipated increase in net charge-offs for the fiscal year and as a result of projected loan growth. The Company has not experienced the loan growth it anticipated in 2001, however, with the slow down in the overall economic cycle, Management felt it was prudent at this point not to reduce the provision expense.

NONINTEREST INCOME

     Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income and other miscellaneous items. Noninterest income for the three months ended June 30, 2001 was $385,000 compared to $335,000 for the same three months period ended June 30, 2000. For the three months ended June 30, 2001 compared to the same period in 2000, noninterest income increased approximately 15.1%. As previously discussed, an increase in security gains of $10,000 along with an OREO gain of $23,500 were the main contributors to the added additional noninterest income for the three months ended June 30, 2001.

NONINTEREST EXPENSE

     Noninterest expense for the three months ended June 30, 2001 increased $287,000 or 13.4% over the three months ended June 30, 2000. Salary and benefit expense increased approximately $189,000 for the three months ended June 30, 2001 as a result of rising benefit costs. Other expenses increased $90,906 or 12.1% from 2000 to 2001 primarily as a result of the expansion into our Internet banking program in December 2000.

CAPITAL RESOURCES

     Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 2001 was $29,831,000 compared to $28,679,000 at December 31, 2000, a
4.0% increase. Total shareholders' equity in relation to total assets was 8.68% at June 30, 2001 and 8.85% at December 31, 2000. In May 2001 our shareholders approved to amend the Company's Articles of incorporation to create a class of preferred shares with 2,000,000 authorized shares. This will enable the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

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

                              UNITED BANCORP, INC.
      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION



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

     The minimum requirements are:


                                        TOTAL              TIER 1           TIER 1
                                      CAPITAL TO         CAPITAL TO       CAPITAL TO
                                    RISK-WEIGHTED      RISK-WEIGHTED        AVERAGE
                                        ASSETS             ASSETS           ASSETS
                                   -----------------  -----------------  --------------
Well capitalized                             10.00%              6.00%           5.00%
Adequately capitalized                        8.00%              4.00%           4.00%
Undercapitalized                              6.00%              3.00%           3.00%



     The following table illustrates the Company's risk-weighted capital ratios at June 30, 2001:

                                                               JUNE 30,
                      (IN THOUSANDS)                             2001
                                                            ---------------
Tier 1 capital                                               $      29,876
Total risk-based capital                                     $      32,441
Risk-weighted assets                                         $     208,124
Average total assets                                         $     338,649

Tier 1 capital to average assets                                      8.82%
Tier 1 risk-based capital ratio                                      14.35%
Total  risk-based capital ratio                                      15.59%




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

                              UNITED BANCORP, INC.
      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION


borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

     For the six months ended June 30, 2001, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents remained relatively stable as a result of a decrease in loan and deposit volume and the use of borrowed funds to purchase government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

     The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Company has sought to reduce exposure of its earnings to changes in market interest rates by managing assets and liability maturities and interest rates primarily by originating variable-rate lending products, or if issued with a fixed interest rate, as is the case with the indirect automobile portfolio, the term is rather short in duration. Both the variable interest rates inherent in the commercial, commercial real estate and real estate loan portfolios, and the short duration loan products, mitigate the Company's exposure to dramatic interest rate movements.

     The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 94% of the portfolio compared to the 6% for held to maturity securities. The Company primarily invests in US Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 39% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. In addition, the Company also originates consumer and commercial loans, which make up a significant percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted-average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates.

     Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The following tables present an analysis of the potential sensitivity of the Company's new present value of its financial instruments to sudden and sustained changes in the prevailing interest rates.

                  (Dollars in Thousands)
-----------------------------------------------------------
             NET PORTFOLIO VALUE-JUNE 30, 2001

CHANGE IN RATES         $ AMOUNT   $ CHANGE     % CHANGE
                       ------------------------------------
Up 200                   $ 38,157    $ (7,556)    -16.53%

Up 100                   $ 50,468    $  4,755      10.40%

Base                     $ 45,713

Down 100                 $ 45,473    $   (240)     -0.53%

Down 200                 $ 40,715    $ (4,998)    -10.93%

                  (Dollars in Thousands)
-----------------------------------------------------------
           NET PORTFOLIO VALUE-DECEMBER 31, 2000

CHANGE IN RATES         $ AMOUNT   $ CHANGE     % CHANGE
                       ------------------------------------
Up 200                   $ 24,728    $ (7,351)    -22.92%

Up 100                   $ 34,210    $  2,131       6.64%

Base                     $ 32,079

Down 100                 $ 31,398    $   (681)     -2.12%

Down 200                 $ 31,734    $   (345)     -1.08%

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were submitted to a vote of security holders at the Annual meeting April 18, 2001, which meeting was adjourned and reconvened on May 19, 2001.

          Election of Directors for the class of 2003 to include the following:

               James W. Everson         Ayes 2,488,949  Withheld 13,831
               John M. Hoopingarner     Ayes 2,487,283, Withheld 15,497
               Richard L. Riesbeck      Ayes 2,482,725, Withheld 20,055
               Matthew C. Thomas        Ayes 2,485,566, Withheld 17,224

          Authorization of Preferred Shares: Ayes 2,084,415, Nays 349,433, Abstain 59,385

          Elimination of Cumulative Voting: Ayes 2,133,888, Nays 297,499, Abstain 61,843

          Addition of Supermajority Shareholder Vote and Fair Price Provisions:

          Ayes 2,189,427, Nays 250,697, Abstain 53,110

          Shareholder Vote Required: Ayes 2,241,801, Nays 199,688, Abstain
          51,742

          Technical Revisions to the Articles of Incorporation: Ayes 2,248,627, Nays 151,075, Abstain 93,529

ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          (b) The registrant filed no current reports on Form 8-K during the quarter ended June 30, 2001.

                              UNITED BANCORP, INC.
                                   SIGNATURES



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






    August 4, 2001                          By:   /s/ James W. Everson
------------------------------                    -----------------------------
    Date                                          James W. Everson
                                                  Chairman, President & Chief
                                                  Executive Officer






    August 4, 2001                          By:   /s/ Randall M. Greenwood
------------------------------                    -----------------------------
    Date                                          Randall M. Greenwood
                                                  Chief Financial Officer