Form 10-Q
period 2001-09-30
UNITED BANCORP INC /OH/
filed 2001-11-09
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 2001

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
                              -------------------
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

      COMMON STOCK, $1.00 PAR VALUE 3,013,176 SHARES AS OF OCTOBER 15, 2001
      ---------------------------------------------------------------------

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

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................26

   ITEM 5.
     Other Information................................................................................................26

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................................................26

   SIGNATURES.........................................................................................................27

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

PART I
FINANCIAL INFORMATION

                                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                                               2001                  2000
                                                                                        --------------------  ---------------------
ASSETS
Cash and due from financial institutions                                                  $      11,782,157     $       10,694,118

Securities available for sale                                                                   120,811,386             94,438,970
Securities held to maturity
(Estimated fair value of $9,822,926 at 09/30/01 and $10,946,251 at 12/31/00)                      9,342,539             10,802,213
Loans receivable
  Commercial loans                                                                               21,354,789             20,414,810
  Commercial real estate loans                                                                   59,765,645             64,811,940
  Real estate loans                                                                              55,286,684             55,931,621
  Installment loans                                                                              48,181,059             55,338,861
                                                                                        --------------------  ---------------------
    Total loans receivable                                                                      184,588,177            196,497,232
Allowance for loan losses                                                                        (2,784,227)            (2,790,133)
                                                                                        --------------------  ---------------------
    Net loans receivable                                                                        181,803,950            193,707,099
Premises and equipment, net                                                                       9,265,841              9,521,046
Accrued interest receivable and other assets                                                      4,114,672              4,722,355
                                                                                        --------------------  ---------------------

  Total Assets                                                                            $     337,120,545     $      323,885,801
                                                                                        ===========================================

LIABILITIES
Demand deposits
  Noninterest-bearing                                                                     $      23,623,997     $       22,708,636
  Interest-bearing                                                                               43,150,483             45,470,957
Savings deposits                                                                                 49,317,552             49,158,941
Time deposits - under $100,000                                                                  129,677,943            120,797,039
Time deposits - $100,000 and over                                                                37,823,682             29,417,302
                                                                                        --------------------  ---------------------
    Total deposits                                                                              283,593,657            267,552,875
Securities sold under agreements to repurchase                                                    9,998,460              4,861,430
Other borrowed funds                                                                             10,973,864             21,247,616
Accrued expenses and other liabilities                                                            1,482,807              1,544,793
                                                                                        --------------------  ---------------------
    Total Liabilities                                                                           306,048,788            295,206,714

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 shares authorized and unissued
Common stock - $1 par value: 10,000,000 shares authorized;
  3,094,882  issued                                                                               3,094,882              3,094,882
Additional paid in capital                                                                       21,784,419             21,699,632
Treasury stock - 81,706 shares in 2001 and 28,499 shares in 2000 at cost                           (864,775)              (283,564)
Shares held by deferred compensation plan - 33,022 shares at cost
in 2001 and 26,155 in 2000                                                                         (496,225)              (411,438)
Retained earnings                                                                                 6,682,695              5,852,284
Accumulated other comprehensive income (loss), net of tax                                           870,761             (1,272,709)
                                                                                        --------------------  ---------------------
  Total Shareholders' Equity                                                                     31,071,757             28,679,087
                                                                                        --------------------  ---------------------

  Total Liabilities and Shareholders' Equity                                              $     337,120,545     $      323,885,801
                                                                                        ====================  =====================

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                               2001              2000              2001                2000
                                                         ----------------- ----------------- ------------------  ------------------
Interest and dividend income
  Loans, including fees                                    $    4,083,136    $    4,424,001    $    12,690,766     $    12,604,200
  Taxable securities                                            1,764,431         1,358,511          5,000,524           3,886,933
  Non-taxable securities                                          275,855           276,062            817,051             811,300
  Other interest and dividend income                               79,502            66,759            219,131             215,427
                                                         ----------------- ----------------- ------------------  ------------------
      Total interest and dividend income                        6,202,924         6,125,333         18,727,472          17,517,860

Interest expense
  Deposits
    Demand                                                        200,712           299,187            708,739             792,975
    Savings                                                       175,141           282,666            588,506             836,392
    Time                                                        2,398,339         2,130,166          7,083,658           5,996,364
  Other borrowings                                                309,369           558,354          1,225,308           1,348,437
                                                         ----------------- ----------------- ------------------  ------------------
      Total interest expense                                    3,083,561         3,270,373          9,606,211           8,974,168

Net interest income                                             3,119,363         2,854,960          9,121,261           8,543,692

Provision for loan losses                                         195,000           115,500            585,000             346,500
                                                         ----------------- ----------------- ------------------  ------------------

Net interest income after provision for loan losses             2,924,363         2,739,460          8,536,261           8,197,192

Noninterest income
  Service charges on deposit accounts                             224,273           236,091            667,667             625,289
  Gains/losses on sales of securities                                                                   34,358              16,674
  Other income                                                    171,179            94,862            446,899             348,362
                                                         ----------------- ----------------- ------------------  ------------------
      Total noninterest income                                    395,452           330,953          1,148,924             990,325

Noninterest expense
  Salaries and employee benefits                                1,162,142         1,061,173          3,508,865           3,209,679
  Occupancy and equipment                                         383,502           328,587          1,125,295           1,043,611
  Other expenses                                                  811,960           738,355          2,401,411           2,296,022
                                                         ----------------- ----------------- ------------------  ------------------
      Total noninterest expense                                 2,357,604         2,128,115          7,035,571           6,549,312

Income before income taxes                                        962,211           942,298          2,649,614           2,638,204
  Income tax expense                                              284,214           274,031            629,608             688,281
                                                         ----------------- ----------------- ------------------  ------------------

Net income                                                 $      677,997    $      668,267    $     2,020,006     $     1,949,923
                                                         ================= ================= ==================  ==================

Earnings per common share - Basic                          $         0.23    $         0.22    $          0.67     $          0.64
Earnings per common share - Diluted                        $         0.23    $         0.22    $          0.67     $          0.64
Dividends per common share                                 $         0.13    $         0.12    $          0.39     $          0.37

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                   (UNAUDITED)

                                                                                      TREASURY
                                                                      ADDITIONAL      STOCK AND
                                                      COMMON            PAID IN       DEFERRED         RETAINED       COMPREHENSIVE
                                                       STOCK            CAPITAL         PLAN           EARNINGS           INCOME
                                                   ---------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                          $  2,942,885    $  19,660,205    $          -    $   6,542,711
  Net income                                                                                             1,949,923    $   1,949,923
Stock issuance                                             4,954           47,288
    Net change in unrealized gain/(loss) on
       securities available for sale                                                                                        425,622
  Comprehensive income                                                                                                $   2,375,545
                                                                                                                     ===============
Recognition of shares held by deferred
   compensation plan - 22,958 at cost                                     370,198        (370,198)
Shares purchased for deferred compensation plan                            16,197         (16,197)
Purchases of treasury stock - 15,417 shares at cost                                      (154,215)
  Cash dividends - $0.37 per share                                                                      (1,148,370)
                                                   --------------  ---------------  --------------  ---------------
BALANCE AT SEPTEMBER 30, 2000                       $  2,947,839    $  20,093,888    $   (540,610)   $   7,344,264
                                                   ==============  ===============  ==============  ===============

BALANCE AT JANUARY 1, 2001                          $  3,094,882    $  21,699,632    $   (695,002)   $   5,852,284
  Net income                                                                                             2,020,006    $   2,020,006
    Net change in unrealized gain/(loss) on
       securities available for sale                                                                                      2,143,470
                                                                                                                     ---------------
       Comprehensive income                                                                                           $   4,163,476
                                                                                                                     ===============
Shares purchased for deferred compensation plan                            84,787         (84,787)
Purchases of treasury stock - 53,207 shares at cost                                      (581,211)
  Cash dividends - $0.39 per share                                                                      (1,189,595)
                                                   --------------  ---------------  --------------  ---------------
BALANCE AT SEPTEMBER 30, 2001                       $  3,094,882    $  21,784,419    $ (1,361,000)   $   6,682,695
                                                   ==============  ===============  ==============  ===============

                                                          ACCUMULATED
                                                             OTHER
                                                         COMPREHENSIVE
                                                             INCOME            TOTAL
                                                   --------------------------------------------
BALANCE AT JANUARY 1, 2000                              $   (3,847,828)   $  25,297,973
  Net income                                                                  1,949,923
Stock issuance                                                                   52,242
    Net change in unrealized gain/(loss) on
       securities available for sale                           425,622          425,622
  Comprehensive income

Recognition of shares held by deferred
   compensation plan - 22,958 at cost
Shares purchased for deferred compensation plan
Purchases of treasury stock - 15,417 shares at cost                            (154,215)
  Cash dividends - $0.37 per share                                           (1,148,370)
                                                       ---------------   ---------------
BALANCE AT SEPTEMBER 30, 2000                           $  (3,422,206)    $  26,423,175
                                                       ===============   ===============

BALANCE AT JANUARY 1, 2001                              $  (1,272,709)    $  28,679,087
  Net income                                                                  2,020,006
    Net change in unrealized gain/(loss) on
       securities available for sale                        2,143,470         2,143,470

       Comprehensive income

Shares purchased for deferred compensation plan
Purchases of treasury stock - 53,207 shares at cost                            (581,211)
  Cash dividends - $0.39 per share                                           (1,189,595)
                                                       ---------------   ---------------
BALANCE AT SEPTEMBER 30, 2001                           $     870,761     $  31,071,757
                                                       ===============   ===============

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  2001                         2000
                                                                         ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $ 2,020,006                 $ 1,949,923
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                      684,724                     650,033
      Provision for loan losses                                                          585,000                     346,500
      Deferred taxes                                                                      27,475                     (17,240)
      Federal Home Loan Bank stock dividend                                             (185,500)                   (136,700)
      Net realized gains on sales or calls of securities                                 (34,358)                    (16,674)
      (Accretion)/amortization of securities, net                                        (29,274)                      6,057
      Net realized gains on sales of loans                                               (49,744)                     (6,732)
      Amortization of mortgage servicing rights                                           44,325                      32,911
      Net changes in accrued interest receivable and other assets                       (435,434)                   (766,531)
      Net changes in accrued expenses and other liabilities                             (458,678)                   (284,103)
                                                                         ------------------------     -----------------------
      Net cash from operating activities                                               2,168,542                   1,757,444

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                                5,480,956                      17,367
  Maturities, payments and calls                                                      38,990,063                   1,405,025
  Purchases                                                                          (67,363,773)                 (6,999,063)
Securities held to maturity
  Maturities, payments and calls                                                       2,500,000                     178,500
  Purchases                                                                           (1,022,305)                 (1,050,711)
Net change in loans                                                                   11,318,149                 (16,718,784)
Net purchases of premises and equipment                                                 (408,842)                 (1,169,285)
Proceeds from sale of real estate owned                                                  291,994
                                                                         ------------------------     -----------------------
      Net cash from investing activities                                             (10,213,758)                (24,336,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                16,040,782                  22,496,919
Net change in short-term borrowings                                                   (5,806,450)                    439,845
Advances on long-term debt                                                               669,728                    (642,960)
Treasury stock purchases                                                                (581,211)                   (154,215)
Proceeds from stock issuance                                                                                          52,242
Cash dividends paid                                                                   (1,189,595)                 (1,148,370)
                                                                         ------------------------     -----------------------
      Net cash from financing activities                                               9,133,254                  21,043,461
                                                                         ------------------------     -----------------------

Net change in cash and cash equivalents                                                1,088,038                  (1,536,046)

Cash and cash equivalents at beginning of year                                        10,694,118                  11,876,955
                                                                         ------------------------     -----------------------

Cash and cash equivalents at end of period                                          $ 11,782,156                $ 10,340,909
                                                                         ========================     =======================

     Interest paid                                                                   $ 9,451,726                 $ 8,831,561
     Income taxes paid                                                                   700,011                     724,470



    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at September 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2000 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2000 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

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

         USE OF ESTIMATES:
                  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         COMPREHENSIVE INCOME:
                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:


                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                            2001                2000                 2001                2000
                                                      ------------------  ------------------  -------------------  -----------------
Other comprehensive income:
      Unrealized holding gains(losses) on available
        for sale securities arising during period             1,577,043            (878,119)           3,281,817            659,391
      Reclassification adjustment for gains
       later recognized in income                                    80                   -              (34,358)           (16,674)
                                                      ------------------  ------------------  -------------------  -----------------
                                                              1,577,123            (878,119)           3,247,459            642,717

Tax effect                                                     (535,966)            298,560           (1,103,989)          (217,095)
                                                      ------------------  ------------------  -------------------  -----------------

Other comprehensive income(loss)                       $      1,041,157    $       (579,559)   $       2,143,470    $       425,622
                                                      ==================  ==================  ===================  =================

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.       SECURITIES:

                  Securities were as follows:

                                                                       GROSS             GROSS
                                                   AMORTIZED        UNREALIZED        UNREALIZED          ESTIMATED
                                                     COST              GAINS            LOSSES           FAIR VALUE
                                               ------------------ ----------------  ----------------  ------------------
AVAILABLE FOR SALE - SEPTEMBER 30, 2001
US Agency obligations                            $   102,502,983    $     937,503     $     (58,755)    $   103,381,731
State and Municipal obligations                       13,264,342          422,212                            13,686,554
Mortgage-backed securities                               161,447            5,138                               166,585
Other securities                                       3,563,591           12,925                             3,576,516
                                               ------------------ ----------------  ----------------  ------------------
                                                 $   119,492,363    $   1,377,778     $     (58,755)    $   120,811,386
                                               ================== ================  ================  ==================

AVAILABLE FOR SALE - DECEMBER 31, 2000
US Agency obligations                            $    77,808,200    $      62,193     $  (2,185,777)    $    75,684,616
State and Municipal obligations                       13,247,607          207,123           (20,430)         13,434,300
Mortgage-backed obligations                            1,934,599                             (4,470)          1,930,129
Other securities                                       3,377,000           12,925                             3,389,925
                                               ------------------ ----------------  ----------------  ------------------
                                                 $    96,367,406    $     282,241     $  (2,210,677)    $    94,438,970
                                               ================== ================  ================  ==================

HELD TO MATURITY - SEPTEMBER 30, 2001
State and Municipal obligations                  $     9,342,539    $     480,387                       $     9,822,926
                                               ------------------ ----------------  ----------------  ------------------
                                                 $     9,342,539    $     480,387                       $     9,822,926
                                               ================== ================  ================  ==================

HELD TO MATURITY - DECEMBER 31, 2000
US Agency obligations                            $     2,495,865          $ 2,432     $     (13,077)    $     2,485,220
State and Municipal obligations                        8,306,348          194,353           (39,670)          8,461,031
                                               ------------------ ----------------  ----------------  ------------------
                                                 $    10,802,213    $     196,785     $     (52,747)    $    10,946,251
                                               ================== ================  ================  ==================

Sales of securities available for sale were as follows:


                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                     2001              2000            2001               2000
                                               -----------------  --------------- ----------------  ------------------
Proceeds                                                                            $   5,480,956      $       17,367
Gross gains                                                                                34,358              19,534
Gross losses                                                                                                    2,860

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.       SECURITIES: (CONTINUED)

                  Contractual maturities of securities at September 30, 2001 were as follows:


AVAILABLE FOR SALE                                  AMORTIZED            ESTIMATED
                                                       COST              FAIR VALUE
                                                -------------------  -------------------
US Agency obligations
  1 - 5   Years                                   $        625,000     $        636,406
  5 - 10  Years                                         27,873,195           28,287,100
 Over 10  Years                                         74,004,788           74,458,224
                                                -------------------  -------------------
  Total                                                102,502,983          103,381,731
                                                -------------------  -------------------
State and municipal obligations
  Under 1 Year                                           3,411,695            3,437,831
  1 - 5   Years                                          7,302,148            7,586,079
  5 - 10  Years                                          1,504,679            1,579,017
 Over 10  Years                                          1,045,820            1,083,627
                                                -------------------  -------------------
  Total                                                 13,264,342           13,686,554
                                                -------------------  -------------------
Mortgage Backed securities
  5 - 10  Years                                            161,447              166,584
                                                -------------------  -------------------
   Total                                                   161,447              166,584
                                                -------------------  -------------------
Other investments
  Equity securities                                      3,563,591            3,576,516
                                                -------------------  -------------------

Total securities available for sale               $    119,492,362     $    120,811,385
                                                ===================  ===================

HELD TO MATURITY

State and municipal obligations
  1 - 5   Years                                   $      3,050,198     $      3,200,480
  5 - 10  Years                                          3,733,163            3,978,530
  Over 10 Years                                          2,559,178            2,643,917
                                                -------------------  -------------------
  Total                                                  9,342,539            9,822,926
                                                -------------------  -------------------
Total securities held to maturity                 $      9,342,539     $      9,822,926
                                                ===================  ===================




Securities with a carrying value of approximately $55,640,000 at September 30, 2001 and $49,415,000 at December 31, 2000 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.       ALLOWANCE FOR LOAN LOSSES

                  The activity in the allowance for loan losses was as follows:



                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                                  2001              2000               2001              2000
                                                            ----------------  -----------------  ----------------  ----------------
Beginning Balance                                                $2,839,270        $ 3,087,727        $2,790,133        $3,109,821
  Provision charged to operating expense                            195,000            115,500           585,000           346,500
  Loans charged-off                                                (351,276)          (298,903)         (879,829)         (673,534)
  Recoveries                                                        101,233             72,124           288,923           193,661
                                                            ----------------  -----------------  ----------------  ----------------
Ending Balance                                                   $2,784,227        $ 2,976,448        $2,784,227        $2,976,448
                                                            ================  =================  ================  ================

                  Non-performing loans were as follows:

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2001               2000
                                                            ----------------  -----------------
Loans past due over 90 days still on accrual                      $ 169,189          $ 124,000
Nonaccrual Loans                                                  $ 673,642            793,360


                  Loans considered impaired under the provisions of SFAS No. 114 were not material at September 30, 2001 and December 31, 2000 or for the three and nine months ended September 30, 2001 and 2000. Nonperforming loans include all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment.

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

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2001 and December 31, 2000 follows:

                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                     2001                    2000
                                                            -----------------------  ---------------------
Commitments to extend credit                                          $ 18,818,202           $ 16,656,030
Credit card and ready reserve lines                                      1,296,588              1,256,090
Standby letters of credit                                                  471,000                596,000

                  At September 30, 2001, and included above, commitments to make fixed-rate loans totaled $2,554,308 with the interest rates on those fixed-rate commitments ranging from 6.95% to 10.00%. At December 31, 2000, commitments to make fixed rate loans totaled $2,740,105 with interest rates on those fixed-rate commitments ranging from 7.50% to 10.00%.

5.       NEW ACCOUNTING PRONOUNCEMENTS
                  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

                  Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



            Company is required to adopt this statement on January 1, 2002 and early adoption is not permitted. The adoption of this statement will not materially impact the Company's financial statements.



6.       EARNINGS PER SHARE

                  The factors used in the earnings per share computation were as follows:


                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 2001              2000              2001               2000
                                                            ---------------   ---------------  -----------------   ----------------
BASIC
     Net income                                               $    677,997      $    668,267     $    2,020,006      $   1,949,923
                                                            ===============   ===============  =================   ================

     Weighted average common shares outstanding                  2,983,620         3,089,102          2,998,229          3,089,778
                                                            ===============   ===============  =================   ================

      Basic earnings per common share                         $       0.23      $       0.22     $         0.67      $        0.64
                                                            ===============   ===============  =================   ================

DILUTED
     Net income                                               $    677,997      $    668,267     $    2,020,006      $   1,949,923
                                                            ===============   ===============  =================   ================

     Weighted average common shares outstanding for
           basic earnings per common share                       2,983,620         3,089,102          2,998,229          3,089,778
     Add:  Dilutive effects of assumed exercise of stock
           options                                                   6,531                 -              3,266              2,813
                                                            ---------------   ---------------  -----------------   ----------------

     Average shares and dilutive potential common shares         2,990,151         3,089,102          3,001,495          3,092,591
                                                            ===============   ===============  =================   ================

     Diluted earnings per share                               $       0.23      $       0.22     $         0.67      $        0.64
                                                            ===============   ===============  =================   ================

Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature               19,101            78,288             19,101             20,744

                              UNITED BANCORP, INC.
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of September 30, 2001, as compared to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 compared to the same periods in 2000. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

--       1902      Original banking charter granted for The German Savings Bank
                   (later changed to The Citizens Savings Bank).
--       1974      Construction of a full-service branch banking facility 6
                   miles west in Colerain, Ohio.
--       1978      Construction of a full-service branch banking facility 2
                   miles south in Bridgeport, Ohio.
--       1980      Construction of a limited-service auto-teller banking
                   location in Martins Ferry, Ohio.
--       1983      Creation of United Bancorp, Inc. as a single-bank holding
                   company through acquisition of 100% of the voting stock of
                   The Citizens Savings Bank of Martins Ferry, Ohio
                   ("CITIZENS"). Also, began operation of Automated Teller
                   Machine ("ATM") in Aetnaville, Ohio.
--       1984      CITIZENS opened a newly constructed 21,500 square foot
                   main-office facility in Martins Ferry, Ohio, adjacent to the auto-teller facility built in 1980.
--       1986      United Bancorp, Inc. became a multi-bank holding company
                   through the acquisition of 100% of the voting stock of The
                   Citizens-State Bank of Strasburg, Strasburg, Ohio, merged
                   into CITIZENS in 1999.
--       1990      CITIZENS converted from third-party data processing to
                   in-house data processing. CITIZENS constructed a full-service branch bank 6 miles south of Strasburg in Dover, Ohio.
--       1992      CITIZENS acquired two branch bank locations in New
                   Philadelphia and Sherrodsville, Ohio.
--       1993      CITIZENS relocated Data Processing, Accounting and
                   Bookkeeping to a renovated Operations Center across from the main office in Martins Ferry, Ohio.
--       1994      CITIZENS purchased a branch bank in Dellroy, Ohio.
--       1996      CITIZENS converted to check imaging and optical character
                   recognition for data processing.
--       1997      CITIZENS opened a full-service Retail Banking Center inside
                   Riesbeck's Food Markets, Inc.'s St. Clairsville, Ohio store.
                   Additionally, CITIZENS introduced a Secondary Market Real
                   Estate Mortgage Program available for all locations and
                   introduced a MasterCard(R) Check Card to the local market
                   area.
--       1998      CITIZENS increased ATM network by four cash dispenser
                   machines in various Riesbecks' Food Markets.
--       1998      Effective July 7, 1998, the acquisition of Southern Ohio
                   Community Bancorporation, Inc. was completed and The
                   Community Bank, Glouster, Ohio ("COMMUNITY") was added as a separate banking charter to the Company.
--       1999      January 28, 1999 CITIZENS acquired a full service banking
                   facility in Jewett, Ohio
--       1999      March 1999 COMMUNITY opened a Loan Production Office in
                   Lancaster, Ohio.
--       1999      CITIZENS established a full service brokerage division to be known as Brokerage United with securities provided through
                   Raymond James Financial Services, Inc., member NASD/SIPC.
--       1999      COMMUNITY moved their main office to Lancaster, Ohio.
--       2000      COMMUNITY opened a new branch in Lancaster and their auto
                   teller for the main office.
--       2000      CITIZENS and COMMUNITY introduced Electronic Banking.
--       2001      CITIZENS and COMMUNITY introduced Electronic Cash Management
                   Services.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION



         ANALYSIS OF FINANCIAL CONDITION

         EARNING ASSETS - LOANS
                  At September 30, 2001, gross loans were $184,588,000 compared to $196,497,000 at year-end 2000, a decrease of 6.1%. The decrease in total outstanding loans was the result of a decline in the commercial real estate and installment portfolios. Management attributes the overall decrease in loans to the general economic slow-down in the lending markets served.

                  Installment loans, with continued emphasis placed on the indirect automobile lending market, decreased to 26.1% of total loans at September 30, 2001 compared to 28.2% at year-end 2000. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a 15.1%, or $5,058,000 decline in installment loans while COMMUNITY had a decrease of 9.7%, or $2,100,000 in installment loans. In general as the overall economy has slowed in the markets we service, so has the demand for consumer based loans. Also with interest rates depressed, Management has not been aggressive to lower rates on these fixed rate loan products. Recently, Management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

                  Commercial and commercial real estate loans comprised 44.0% of total loans at September 30, 2001 compared to 43.4% at December 31, 2000. Commercial and commercial real estate loans have decreased $4,106,000 or 4.8% since December 31, 2000. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out-of-area loans at September 30, 2001 were 6.4% of total loans and 14.6% of total commercial and commercial real estate loans compared to 6.9% and 16.0% at year-end 2000.

                  Real estate loans were 30.0% of total loans at September 30, 2001 compared to 28.5% at year-end 2000. Real estate loans decreased 1.2% since December 31, 2000. However, COMMUNITY actually experienced an increase in real estate loans of 9.7% or $1,756,000. As previously mentioned, management's position is to focus on adjustable rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers past due

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


         experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2001 were approximately $591,000, or 21.2%, of the beginning balance in the allowance for loan losses compared to $480,000, or 15.4%, of the beginning balance for loan losses for the nine months ended September 30, 2000. During the first nine months of 2001, charge-offs for consumer loans totaled approximately $573,000 compared to $418,000 for the first nine months of 2000.


         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at September 30, 2001 increased approximately $26,372,000, or 27.9% from year-end 2000 totals due to the reduction in loan demand. Securities held to maturity at September 30, 2001 decreased approximately $1,459,000, or 13.5% compared to year-end 2000 totals.

         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2001, total core deposits increased approximately $7.6 million primarily from a increase of time deposits under $100,000 of $8.9 million.

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

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2001, certificates of deposit greater than $100,000 increased approximately $8.4 million, or 28.6% from year-end 2000 totals.

         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first nine months of 2001, the Company continued

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


         to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total other borrowings decreased approximately $5.1 million, or 19.7% from year-end 2000 totals.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

NET INCOME
         Basic and diluted earnings per share for the nine months ended September 30, 2001 was $0.67, compared with $0.64 for the nine months ended September 30, 2000. Net income increased approximately $70,000 for the nine months ended September 30, 2001, compared to the same period in 2000. On an annualized basis, Return on Average Assets (ROA) was 0.81% and Return on Average Equity (ROE) was 9.0% compared to ROA of .84% and ROE of 10.13% for the nine months ended September 30, 2000.

NET INTEREST INCOME
         Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 6.8% for the nine months ended September 30, 2001 compared to the same period in 2000.

         Total interest income for the nine months ended September 30, 2001 was $18,727,000 compared to $17,518,000 for the same period in 2000. Total interest income increased $1,210,000, or 6.9%. The increase can be attributed to the overall growth in the Company's interest-earning assets, mainly investment securities.

         Total interest expense for the nine months ended September 30, 2001 when compared to the same nine month period ended September 30, 2000, increased 7.0%, or $632,000. The Company has experienced an increase in interest expense due to an increased use of time deposits to fund growth in the Company's investment portfolio and capture market share in Fairfield County.


PROVISION FOR LOAN LOSSES
         The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses associated with the loan portfolio.

         The total provision for loan losses was $585,000 for the nine months ended September 30, 2001 compared to $346,500 for the same period in 2000. Management increased the provision in 2001 due to an anticipated increase in net charge-offs for the fiscal year related to the continued economic slowdown.

NONINTEREST INCOME
         Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the nine months ended September 30, 2001 was $1,149,000 compared to $990,000 for the same nine-month period ended September 30, 2000. For the nine months ended September 30, 2001 compared to the same period in 2000, noninterest income increased

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION



approximately 16.0%. The increase in noninterest income can be attributed to an increase in security gains of approximately $34,000, and increased fees of approximately $84,000 in the Company's secondary market real estate loan program. With the overall decline in interest rates in 2001 the Company has experienced increased activity in the secondary market program that provides fixed home mortgages.

NONINTEREST EXPENSE
         Noninterest expense for the nine months ended September 30, 2001 increased 7.4% or $486,000 over the nine months ended September 30, 2000. The increase is mainly attributable to an approximate increase of $299,000 in employee salary and benefits. This is a result of increased benefit costs namely health care and employee salary adjustments.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2001

NET INCOME
         Basic and diluted earnings per share for the three months ended September 30, 2001 was $0.23, compared with $0.22 for the three months ended September 30, 2000. Net income increased 1.5% for three months ended September 30, 2001, compared to the same period in 2000.

NET INTEREST INCOME
         Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 9.3% for the three months ended September 30, 2001 compared to the same period in 2000. The increase was a result of the Company having a larger base of average earning assets somewhat offset by a decrease in short-term interest rates. Management anticipates the short-term impact to continue over the next several quarters if short-term rates continue at their current levels. As a result of the decline in short term interest rates, Management was able to lower the Company's overall cost of funds.

         Total interest income for the three months ended September 30, 2001 was $6,202,922 compared to $6,125,333 for the same period in 2000. Total interest income increased $78,000, or 1.3%. The increase can be attributed to the overall growth in the Company's interest-earning assets do mainly to a significant volume of security purchases in the early part of 2001. Please refer to page 6 Condensed Consolidated Statements of Cash Flows for further details on investment activity.

         Total interest expense for the three months ended September 30, 2001 when compared to the same three-month period ended September 30, 2000, decreased 5.7%, or $187,000. The Company has experienced a decrease in interest expense due to an decreased use of FHLB advances to fund security purchases and the effect of a lower interest rate environment on deposit products. Management has been proactive in lowering deposit product rates as the overall rate environment began to decrease in January of this year.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION



PROVISION FOR LOAN LOSSES
         The total provision for loan losses was $195,000 for the three months ended September 30, 2001 compared to $115,500 for the same period in 2000. Management increased the provision in 2001 due to an anticipated increase in net charge-offs for the fiscal year related to the continued economic slowdown.

NONINTEREST INCOME
         Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the three months ended September 30, 2001 was $395,000 compared to $331,000 for the same three months period ended September 30, 2000. For the three months ended September 30, 2001 compared to the same period in 2000, noninterest income increased approximately 19.5%. As previously discussed, the Company's secondary market real estate loan program increased $45,000 over the same period in 2000.

NONINTEREST EXPENSE
         Noninterest expense for the three months ended September 30, 2001 increased $229,000 or 10.8% over the three months ended September 30, 2000. Salary and benefit expense increased approximately $99,000 or 9.5% for the three months ended September 30, 2001 as a result of rising benefit costs.

CAPITAL RESOURCES
         Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 2001 was $31,072,000 compared to $28,679,000 at December 31, 2000, an 8.3% increase. Total shareholders' equity in relation to total assets was 9.20% at September 30, 2001 and 8.85% at December 31, 2000. In May 2001 our shareholders approved an amendment to the Company's Articles of incorporation to create a class of preferred shares with 2,000,000 authorized shares. This will enable the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

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

         The minimum requirements are:

                                        TOTAL              TIER 1           TIER 1
                                      CAPITAL TO         CAPITAL TO       CAPITAL TO
                                    RISK-WEIGHTED      RISK-WEIGHTED        AVERAGE
                                        ASSETS             ASSETS           ASSETS
                                   -----------------  -----------------  --------------
Well capitalized                             10.00%              6.00%           5.00%
Adequately capitalized                        8.00%              4.00%           4.00%
Undercapitalized                              6.00%              3.00%           3.00%

         The following table illustrates the Company's risk-weighted capital ratios at September 30, 2001:

CAPITAL RESOURCES
                                                             SEPTEMBER 30,
                        (IN THOUSANDS)                           2001
                                                           -----------------
Tier 1 capital                                                    $  30,087
Total risk-based capital                                          $  32,607
Risk-weighted assets                                              $ 202,492
Average total assets                                              $ 337,883

Tier 1 capital to average assets                                      8.90%
Tier 1 risk-based capital ratio                                      14.86%
Total  risk-based capital ratio                                      16.10%



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

         For the nine months ended September 30, 2001, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents remained relatively stable as a result of a decrease in loan and deposit volume and the use of borrowed funds to purchase government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

INFLATION
         Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 93% of the portfolio compared to the 7% for held to maturity securities. The Company primarily invests in US Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 39% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate mortgage loans as the primary means to manage this risk. In addition, the Company also originates consumer and commercial loans, which make up a significant percentage of the overall loan portfolio. Consumer loans typically have a significantly shorter weighted-average maturity and offer less exposure to interest rate risks while commercial loans generally carry variable interest rates.

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

              (Dollars in Thousands)
------------------------------------------------------------
        NET PORTFOLIO VALUE-SEPTEMBER 30, 2001

CHANGE IN RATES          $ AMOUNT    $ CHANGE     % CHANGE
                       ------------------------------------
Up 200                    $ 49,093    $  9,740       24.75%

Up 100                    $ 30,422    $ (8,931)     -22.69%

Base                      $ 39,353

Down 100                  $ 36,534    $ (2,819)      -7.16%

Down 200                  $ 34,838    $ (4,515)     -11.47%

              (Dollars in Thousands)
------------------------------------------------------------
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

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



         The Company's NPV is more sensitive to decreasing rates than increasing rates. Such difference in sensitivity occurs principally because, as rates decrease, the effect is offset on a short-term basis by the rather fixed nature of our consumer loans and investment securities. This occurs even though the commercial, commercial real estate and real estate portfolios are comprised of variable rate products. Also in a decreasing rate environment the Company's callable securities would continue to be called away. Moreover, the interest the Company pays on its deposits would decrease at a slower pace as interest rate floors are established.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
         (b) The registrant filed no current reports on Form 8-K during the quarter ended September 30, 2001.

                              UNITED BANCORP, INC.
                                   SIGNATURES



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






      November 4, 2001                    By: /s/ James W. Everson
---------------------------------             ----------------------------------
      Date                                    James W. Everson
                                              Chairman, President & Chief
                                              Executive Officer






      November 4, 2001                    By: /s/ Randall M. Greenwood
---------------------------------             ----------------------------------
      Date                                    Randall M. Greenwood
                                              Chief Financial Officer