Form 10-K405
period 2001-12-31
UNITED BANCORP INC /OH/
filed 2002-03-22
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

    FOR THE TRANSITION PERIOD FROM           N/A         TO         N/A
                                   ---------------------    --------------------

                         COMMISSION FILE NUMBER 0-16540

                              UNITED BANCORP, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its Charter.)

                              OHIO                                                 34-1405357
---------------------------------------------------------------      -------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS) Employer Identification No.)

   201 SOUTH FOURTH STREET, MARTINS FERRY, OHIO                      43935
---------------------------------------------------             ----------------
     (Address of principal executive offices)                      (ZIP Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (740) 633-0445

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  COMMON STOCK, PAR VALUE $1.00 A SHARE                 NASDAQ REGULAR MARKET (SMALLCAP)
  -------------------------------------           -------------------------------------------
           (Title of class)                       (Name of each exchange on which registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $1.00 A SHARE
                -----------------------------------------------
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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 5, 2002.

                   COMMON STOCK, $1.00 PAR VALUE: $36,885,979
                   ------------------------------------------

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 5, 2002.

                 COMMON STOCK, $1.00 PAR VALUE: 3,148,836 SHARES
                 -----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED DECEMBER 31, 2001 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II, (INDEX ON PAGE 2)

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 17, 2002 ARE INCORPORATED BY REFERENCE INTO PART III (INDEX ON PAGE 2).

                         UNITED BANCORP, INC. FORM 10-K


            INDEX OF ITEMS INCORPORATED BY REFERENCE WITHIN FORM 10-K

                       FORM 10-K
PAGE #            ITEM DESCRIPTION                                              REFERENCE DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
     3     Part I, Item 1, (a)                   Incorporated by reference to Pages 16-24 of the Annual Report To Shareholders.

     3     Part I, Item 1, (b)                   Incorporated by reference to Page 48, Note 1 of the Annual Report To Shareholders.

     4     Part I, Item 1, I                     Incorporated by reference to Pages 39-40 of the Annual Report To Shareholders.

     5     Part I, Item 1, II, B                 Incorporated by reference to Page 52, Note 2 of the Annual Report To Shareholders.

     7     Part I, Item 1, III, C, 4             Incorporated by reference to Page 59, Note 11 of the Annual Report To Shareholders.

     7     Part I, Item 1, IV                    Incorporated by reference to Page 33-34 and Pages 48-49, Note 1 the Annual Report
                                                 To Shareholders.

     10    Part I, Item 1, V, A                  Incorporated by reference to Page 39 of the Annual Report To Shareholders.

     10    Part I, Item 1, VI, A                 Incorporated by reference to Page 39 of the Annual Report To Shareholders.

     11    Part I, Item 2                        Incorporated by reference to Pages 16-24 of the Annual Report To Shareholders.

     11    Part I, Item 3                        Incorporated by reference to Page 50, Note 1 of the Annual Report To Shareholders.

     11    Part II, Item 5                       Incorporated by reference to Page 4 of the Annual Report To Shareholders.

     12    Part II, Item 6                       Incorporated by reference to inside back cover of the Annual Report To
                                                 Shareholders.

     12    Part II, Item 7                       Incorporated by reference to Pages 28-42, of the Annual Report To Shareholders.

     12    Part II, Item 7A                      Incorporated by reference to Pages 36-37 of the Annual Report To Shareholders.

     12    Part II, Item 8                       Incorporated by reference to Pages 43-64 of the Annual Report To Shareholders.

     13    Part III, Item 10                     Incorporated by reference to Pages 3-9 of the Proxy Statement.

     13    Part III, Item 11                     Incorporated by reference to Pages 10-12 of the Proxy Statement.

     13    Part III, Item 12                     Incorporated by reference to Pages 5-6 of the Proxy Statement.

     13    Part III, Item 13                     Not applicable.

     14    Part IV, Item 14, (a), 1              Incorporated by reference to Pages 43-64 of the Annual Report To Shareholders.

     14    Part IV, Item 14, (a), 2              Incorporated by reference to Page 64 of the Annual Report To Shareholders.

     14    Part IV, Item 14, (a), 3, Exhibit 10  Incorporated by reference to Pages 9-10 of the Proxy Statement.

     14    Part IV, Item 14, (a), 3, Exhibit 11  Incorporated by reference to Page 50 and Page 63 of the Annual Report To
                                                 Shareholders.

                         UNITED BANCORP, INC. FORM 10-K

PART I

ITEM 1   DESCRIPTION OF BUSINESS

            (a)   GENERAL DEVELOPMENT OF BUSINESS

                  United Bancorp, Inc. (Company) is a financial holding company headquartered in Martins Ferry, Ohio. The Company has two wholly-owned subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS) and The Community Bank, Lancaster, Ohio (COMMUNITY), collectively "Banks". For additional information about the Company's location and description of business, refer to Pages 16-20 and 21-24, Corporate Profile, in the Annual Report To Shareholders for the year ended December 31, 2001.

            (b)   FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

                  Refer to Page 48, Note 1 of the Annual Report To Shareholders.

            (c)   NARRATIVE DESCRIPTION OF BUSINESS

                  The Company is a financial holding company as defined under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act regulates acquisitions by the Company of voting shares or assets of any bank or other company. The Company is subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System, as well as reporting requirements under the Securities and Exchange Commission Act of 1934.

                  The Banks' are located in northeastern, eastern, and southeastern Ohio and are engaged in the business of commercial and retail banking in Belmont, Harrison, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches located in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. In 1999, CITIZENS opened a full service brokerage division known as Brokerage United with securities provided through Raymond James Financial Services, Inc. member NASD/SIPC. COMMUNITY conducts its business through its seven offices in Amesville, Glouster, Lancaster, and Nelsonsville, Ohio.

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

                  On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 ("GLB Act"), which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and Banks are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

                  The Company itself, as a shell holding company, has no compensated employees. CITIZENS has 78 full time employees, with 25 of these serving in a management capacity and 14 part time employees. COMMUNITY has 31 full time employees, with 12 serving in a management capacity and 7 part time employees. The Company considers employee relations to be good at all subsidiary locations.

            (d)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

                  Not applicable.

         I        DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY;
                  INTEREST RATES AND INTEREST DIFFERENTIAL

                  A        Refer to Page 39 of the Annual Report To Shareholders

                  B        Refer to Page 39 of the Annual Report To Shareholders

                  C        Refer to Page 40 of the Annual Report To Shareholders

                         UNITED BANCORP, INC. FORM 10-K

         II   INVESTMENT PORTFOLIO

                  A The following table sets forth the carrying amount of securities at December 31, 2001, 2000 and 1999:

                                             DECEMBER 31,
                                   -------------------------------
          (In thousands)             2001        2000       1999
                                   ---------   ---------  --------
AVAILABLE FOR SALE
  US Agency obligations             $ 99,490   $ 75,685   $ 65,952
  Mortgage-backed obligations            153      1,930      2,017
  State and municipal obligations     10,748     13,434     14,187
  Other securities                     3,654      3,390      3,206
                                    --------   --------   --------
                                    $114,045   $ 94,439   $ 85,362
                                    ========   ========   ========


HELD TO MATURITY
  US Agency obligations             $     --   $  2,496   $  2,494
  State and municipal obligations     10,379      8,306      7,300
                                    --------   --------   --------
                                    $ 10,379   $ 10,802   $  9,794
                                    ========   ========   ========

                  B   Refer to Page 52, Note 2 of the Annual Report To
                      Shareholders.

                  C Excluding holdings of U.S. Agency, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2001.

         III LOAN PORTFOLIO

                  A   TYPES OF LOANS

                      The amounts of gross loans outstanding at December 31, 2001, 2000, 1999, 1998 and 1997 are shown in the following table according to types of loans:

                                                    DECEMBER 31,
                               ----------------------------------------------------
                                 2001       2000       1999       1998       1997
                               --------   --------   --------   --------   --------
      (In thousands)
Commercial loans               $ 21,502   $ 20,415   $ 15,463   $ 12,912   $ 16,636
Commercial real estate loans     61,963     64,812     60,305     54,195     49,189
Real estate loans                54,153     55,931     51,357     49,438     49,857
Installment loans                45,722     55,339     53,391     47,676     55,795
                               --------   --------   --------   --------   --------
  Total loans                  $183,340   $196,497   $180,516   $164,221   $171,477
                               ========   ========   ========   ========   ========

                      Construction loans were not significant for the periods discussed.

                         UNITED BANCORP, INC. FORM 10-K

         III LOAN PORTFOLIO (CONTINUED)

                  B MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
                      The following is a schedule of commercial and commercial real estate loans at December 31, 2001 maturing within the various time frames indicated:

                                     ONE YEAR       ONE THROUGH         AFTER
          (In thousands)             OR LESS        FIVE YEARS        FIVE YEARS         TOTAL
                                   -------------  ----------------  ---------------   ------------
  Commercial loans                     $ 18,298           $ 1,648          $ 1,556       $ 21,502
  Commercial real estate loans           23,568            29,109            9,286         61,963
                                   -------------  ----------------  ---------------   ------------
    Total                              $ 41,866          $ 30,757         $ 10,842       $ 83,465
                                   =============  ================  ===============   ============


                      The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31, 2001 due to mature after one year:

          (In thousands)            FIXED RATE     VARIABLE RATE   TOTAL > ONE YEAR
                                   -------------  ---------------  ----------------
  Commercial loans                  $     3,204    $            -   $        3,204
  Commercial real estate loans           11,479            26,916           38,395
                                   -------------  ----------------  ---------------
    Total                           $    14,683    $       26,916    $      41,599
                                   =============  ================  ===============


                      Variable rate loans are those loans with floating or adjustable interest rates.


                  C   RISK ELEMENTS

                      1. NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

                      The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, troubled debt restructurings and impaired loans at December 31, 2001, 2000, 1999, 1998 and 1997:

                                                             DECEMBER 31,
                                             -------------------------------------------
          (In thousands)                      2001     2000     1999     1998     1997
                                             -------  -------  -------  -------  -------
Nonaccrual basis                             $ 661    $ 793    $ 987    $ 399    $ 480
Accruing loans 90 days or greater past due     157      124       36      150      319
Troubled debt restructuring                    N/A      N/A      N/A      N/A      N/A

Impaired loans                                  (1)      (1)      (1)      (1)      (1)




                      (1) Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not considered material during any of the periods presented.

                      The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $81,272 for the year-ended December 31, 2001.

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

                  2.  POTENTIAL PROBLEM LOANS

                      The Company had no potential problem loans as of December 31, 2001 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

                  3.  FOREIGN OUTSTANDING

                      Not applicable.

                  4.  LOAN CONCENTRATIONS

                      Refer to Page 59, Note 11 of the Annual Report To Shareholders.

                  D.  OTHER INTEREST-BEARING ASSETS

                      Not applicable.


         IV SUMMARY OF LOAN LOSS EXPERIENCE

                  For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer to Pages 33-34, "Management Discussion and Analysis" and Pages 48 - 49, Note 1 of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K

         IV SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

                  A   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                      The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2001, 2000, 1999, 1998, and 1997:


          (In thousands)                2001           2000          1999           1998           1997
                                    -------------  ------------- -------------- -------------- -------------
LOANS
Loans outstanding                     $  183,340     $  196,497    $   180,516    $   164,221    $  171,477
Average loans outstanding             $  188,114     $  190,386    $   168,868    $   168,626    $  169,066



ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year          $    2,790     $    3,110    $     3,033    $     3,039    $    2,756
Loan charge-offs:
     Commercial                              268            125             85            139           125
     Commercial real estate                                  79             30
     Real estate                              67            275             21             51            20
     Installment                             728            716            807            861           661
                                    -------------  ------------- -------------- -------------- -------------
Total loan charge-offs                     1,063          1,195            943          1,051           806
                                    -------------  ------------- -------------- -------------- -------------


Loan recoveries
     Commercial                               27              2             50             87            32
     Commercial real estate                                  28             12                            -
     Real estate                              10              4              3              9             3
     Installment                             335            254            228            151           122
                                    -------------  ------------- -------------- -------------- -------------
Total loan recoveries                        372            288            293            247           157
                                    -------------  ------------- -------------- -------------- -------------

Net loan charge-offs                         691            907            650            804           649

Provision for loan losses                    780            587            727            798           932
                                    -------------  ------------- -------------- -------------- -------------

Balance at end of year                $    2,879     $    2,790    $     3,110    $     3,033    $    3,039
                                    =============  ============= ============== ============== =============

Ratio of net charge-offs to average
  loans outstanding for the year           0.37%          0.49%          0.38%          0.48%         0.38%
                                    =============  ============= ============== ============== =============

                         UNITED BANCORP, INC. FORM 10-K

         IV SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

                  B   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                      The following table allocates the allowance for possible loan losses at December 31, 2001, 2000, 1999, 1998, and 1997. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

                                      2001
                            ---------------------------
                                          % OF LOANS
      (In thousands)        ALLOWANCE      TO TOTAL
Loan type                     AMOUNT         LOANS
                            -----------  --------------
    Commercial                $    325          11.73%
    Commercial real estate         872          33.80%
    Real estate                    381          29.54%
    Installment                    613          24.93%
    Unallocated                    688             N/A
                            -----------  --------------
     Total                    $  2,879         100.00%
                            ===========  ==============
                                      2000
                           --------------------------
                                         % OF LOANS
      (In thousands)        ALLOWANCE     TO TOTAL
Loan type                    AMOUNT        LOANS
                           ------------ -------------
    Commercial                $    263        10.39%
    Commercial real estate         835        32.98%
    Real estate                    461        28.46%
    Installment                    781        28.17%
    Unallocated                    450           N/A
                           ------------ -------------
     Total                    $  2,790       100.00%
                           ============ =============
                                      1999
                            ---------------------------
                                          % OF LOANS
      (In thousands)        ALLOWANCE      TO TOTAL
Loan type                     AMOUNT         LOANS
                            -----------  --------------
    Commercial                $    195           8.57%
    Commercial real estate         439          33.40%
    Real estate                    343          28.45%
    Installment                    620          29.58%
    Unallocated                  1,513             N/A
                            -----------  --------------
     Total                    $  3,110         100.00%
                            ===========  ==============
                                      1998
                           --------------------------
                                         % OF LOANS
      (In thousands)        ALLOWANCE     TO TOTAL
Loan type                    AMOUNT        LOANS
                           ------------ -------------
    Commercial                $    215         7.87%
    Commercial real estate         432        33.00%
    Real estate                    567        30.10%
    Installment                    818        29.03%
    Unallocated                  1,001           N/A
                           ------------ -------------
     Total                    $  3,033       100.00%
                           ============ =============
                                      1997
                            ---------------------------
                                          % OF LOANS
      (In thousands)        ALLOWANCE      TO TOTAL
Loan type                     AMOUNT         LOANS
                            -----------  --------------
    Commercial                $    403           9.70%
    Commercial real estate         322          28.69%
    Real estate                    606          29.07%
    Installment                  1,200          32.54%
    Unallocated                    508             N/A
                            -----------  --------------
     Total                    $  3,039         100.00%
                            ===========  ==============

                         UNITED BANCORP, INC. FORM 10-K

                V     DEPOSITS

                  A   SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

                        (1)             Refer to Page 39 of the Annual Report To
                                        Shareholders.

                        (2)             Refer to Page 39 of the Annual Report To
                                        Shareholders.

                        (3)             Refer to Page 39 of the Annual Report To
                                        Shareholders.

                        (4)             Refer to Page 39 of the Annual Report To
                                        Shareholders.

                        (5) - (8)       Not applicable.

                  B   OTHER CATEGORIES

                      Not applicable.

                  C   FOREIGN DEPOSITS

                      Not applicable.

                  D   MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

                      The following schedule details the maturities of time certificates of deposit in amounts of $100,000 or more for the year ended December 31, 2001:

         (In thousands)
Three months or less                $        10,894
Over three through six months                 7,604
Over six through twelve months                6,918
Over twelve months                           13,022
                                  ------------------
  Total                             $        38,438
                                  ==================


                  E   TIME DEPOSITS GREATER THAN $100,000 ISSUED BY FOREIGN
                      OFFICES.

                      Not applicable.

                VI    RETURN ON EQUITY AND ASSETS

                      The ratio of net income to daily average total assets and average shareholders' equity, and certain other ratios, were as follows:

                               DECEMBER 31,
                             2001        2000        1999
                           ----------  ---------- -----------
Dividend Payout Ratio         56.82%      58.82%      46.73%
Equity to Assets               8.93%       8.85%       8.85%



                      (1) For other ratios refer to the inside back cover of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K

         VII    SHORT-TERM BORROWINGS

                  Information concerning securities sold under agreements to repurchase is summarized as follows:

                (In thousands)                       2001            2000           1999
                                                --------------  -------------- --------------
Balance at December 31,                              $  7,811        $  4,861        $ 5,788

Weighted average interest rate at December 31           1.39%           5.52%          3.80%

Average daily balance during the year                $ 10,695        $  5,177        $ 7,306

Average interest rate during the year                   3.59%           5.45%          4.30%

Maximum month-end balance during the year            $ 20,653        $  6,117        $ 8,506


                  Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices

                  Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

                (In thousands)                      2001            2000           1999
                                                --------------  -------------- --------------
Balance at December 31,                              $ 10,100        $ 14,824       $ 19,145

Weighted average interest rate at December 31           2.05%           6.75%          4.75%

Average daily balance during the year                $ 14,783        $ 13,545       $  9,363

Average interest rate during the year                   4.01%           6.26%          5.55%

Maximum month-end balance during the year            $ 24,995        $ 20,217       $ 22,028


                  No other individual component of the borrowed funds total comprised more than 30% of shareholders' equity and accordingly are not disclosed in detail.

ITEM 2   PROPERTIES

         Refer to Pages 16-20 and 21-24, "Corporate Profile" in the Annual Report To Shareholders. Management believes the properties described on Pages 16-20 and 21-24 of the Annual Report to be in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured.

ITEM 3   LEGAL PROCEEDINGS

         Refer to Page 50, Note 1 of the Annual Report To Shareholders.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No motions were submitted to shareholders for a vote during the fourth quarter of 2001.

                         UNITED BANCORP, INC. FORM 10-K



PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Refer to Page 4, "Shareholder Information" of the Annual Report To Shareholders.




ITEM 6   SELECTED FINANCIAL DATA

         Refer to inside back cover, "Five Year Performance Summary" and pages 26-27 of the Annual Report To Shareholders.



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Refer to Pages 28 - 42, "Management's Discussion and Analysis" of the Annual Report To Shareholders.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Pages 36 - 37, "Asset/Liability Management and Sensitivity to Market Risks" of the Annual Report To Shareholders.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to Pages 43 - 64 of the Annual Report To Shareholders.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There were no changes in or disagreements with accountants.

                         UNITED BANCORP, INC. FORM 10-K



PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Refer to Pages 3 - 9 of the Proxy Statement.

         (b)  Executive Officers of the Registrant:

                  James W. Everson                   63       Chairman, President and Chief Executive Officer

                  Alan M.  Hooker                    50       Executive Vice President - Administration

                  Norman F. Assenza, Jr.             55       Vice President - Operations and Secretary

                  Randall M. Greenwood               37       Vice President - Chief Financial Officer, Treasurer

                  James A. Lodes                     55       Vice President - Lending

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

              Alan M. Hooker served as President of Fairfield National Division of the Park National Bank where he also served on their Advisory Board. He has held senior level banking positions with financial institutions in Washington, D.C., and Baltimore, Maryland. He has served as President and Chief Executive Officer of The Community Bank, Glouster, Ohio and as Executive Vice President - Administration of United Bancorp, Inc. since October 26, 1998.

ITEM 11       EXECUTIVE COMPENSATION

              Refer to Pages 9 - 12 of the Proxy Statement.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Refer to Pages 5-6 of the Proxy Statement.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Not Applicable.

                         UNITED BANCORP, INC. FORM 10-K



PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)  DOCUMENTS FILED AS PART OF FORM 10-K

              1. The following consolidated financial statements appear in the 2001 Annual Report To Shareholders and are incorporated by reference:

                     Report of Independent Auditors                                          Page     43
                     Consolidated Balance Sheets                                             Page     44
                     Consolidated Statements of Income                                       Page     45
                     Consolidated Statements of Shareholders' Equity                         Page     46
                     Consolidated Statements of Cash Flow                                    Page     47
                     Notes to the Consolidated Financial Statements                          Pages    48 - 64

              2. The summary of selected quarterly results of operations appears on Page 64 in the 2001 Annual Report To Shareholders and is incorporated by reference.

              3.     Exhibits

                     2                  Not Applicable
                     3 (i)(ii)          Articles of Incorporation of United Bancorp, Inc. including amendments and By
                                        Laws, previously filed with the Securities and Exchange Commission on November 16, 1983.
                     4                  Not applicable.
                     9                  Not applicable.
                     10                 Reference to special severance agreement on Page 9 of the Proxy Statement
                     11                 Statement regarding computation of per share earnings (included in Note 1 to the consolidated financial statements on page 50 and Note 15 on Page 63 of the Annual Report To
                                        Shareholders.)
                     12                 Not applicable.
                     13                 Reference to the Annual Report To Shareholders for the fiscal year ended December 31, 2001.
                     16                 Not applicable.
                     18                 Not applicable.
                     21.1               Reference to The Citizens Savings Bank, Martins Ferry, Ohio, incorporated on December 31,
                                        1902, previously filed with the Securities and Exchange Commission.
                     21.2               Reference to The Community Bank, Lancaster, Ohio, incorporated on August 1, 1949, previously filed with the Securities and Exchange Commission.
                     22                 Not applicable.
                     23                 Consents of Experts and Council.
                     24                 Not applicable.
                     99                 Not applicable.

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

                  (Registrant) United Bancorp, Inc.
                  By:                                                                   March 15, 2002
                         -------------------------------------
                         James W. Everson, Chairman, President & CEO



                  By:                                                                   March 15, 2002
                         -------------------------------------
                         Randall M. Greenwood, CFO



                  By:                                                                   March 15, 2002
                         -------------------------------------
                         Michael J. Arciello



                  By:                                                                   March 15, 2002
                         -------------------------------------
                         Terry A. McGhee



                  By:                                                                   March 15, 2002
                         -------------------------------------
                         John M. Hoopingarner



                  By:                                                                   March 15, 2002
                         -------------------------------------
                         Richard L. Riesbeck



                  By:                                                                   March 15, 2002
                         -------------------------------------
                         L.E. Richardson, Jr.



                  By:                                                                   March 15, 2002
                         -------------------------------------
                         Matthew C. Thomas

                         UNITED BANCORP, INC. FORM 10-K



EXHIBIT INDEX

         Exhibit No.                        Description                                SK Item 601 No.
         -----------                        -----------                                ---------------
                1                           Annual Report to Shareholders              13

                2                           Consents of Independent Auditors           23