Form 10-Q
period 2002-03-31
UNITED BANCORP INC /OH/
filed 2002-05-13
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   N/A              to                 N/A
                              ------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

       COMMON STOCK, $1.00 PAR VALUE 3,111,884 SHARES AS OF APRIL 20, 2002
       -------------------------------------------------------------------

                              UNITED BANCORP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q







PART I FINANCIAL INFORMATION (UNAUDITED)

   ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets.........................................................3

     Condensed Consolidated Statements of Income...................................................4

     Condensed Consolidated Statements of Shareholders' Equity.....................................5

     Condensed Consolidated Statements of Cash Flows...............................................6

     Notes to the Condensed Consolidated Financial Statements.................................7 - 13

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................14 - 21

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........................22 - 23


PART II  OTHER INFORMATION

   ITEM 1.
     Legal Proceedings............................................................................24

   ITEM 2.
     Changes in Securities and Use of Proceeds....................................................24

   ITEM 3.
     Default Upon Senior Securities...............................................................24

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..........................................24

   ITEM 5.
     Other Information............................................................................24

   ITEM 6.
     Exhibits and Reports on Form 8-K.............................................................24

   SIGNATURES.....................................................................................25


                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

PART I
FINANCIAL INFORMATION


                                                                                                MARCH 31,          DECEMBER 31,
                                                                                                  2002                 2001
                                                                                              ------------          -----------
Assets
Cash and due from financial institutions                                                      $ 10,001,336          $ 9,427,756
Federal funds sold                                                                               6,924,000           13,962,000
                                                                                              ------------          -----------
Total cash and cash equivalents                                                                 16,925,336           23,389,756

Securities available for sale                                                                  111,766,506          114,044,617
Securities held to maturity
(Estimated fair value of $12,316,903 at 03/31/02 and $10,617,845 at 12/31/01)                   12,021,824           10,378,811
Loans receivable
  Commercial loans                                                                              23,364,138           21,502,207
  Commercial real estate loans                                                                  63,559,011           61,962,953
  Real estate loans                                                                             53,454,226           54,153,041
  Installment loans                                                                             42,924,448           45,721,402
                                                                                              ------------          -----------
    Total loans receivable                                                                     183,301,823          183,339,603
Allowance for loan losses                                                                       (2,948,205)          (2,879,065)
                                                                                              ------------          -----------
    Net loans receivable                                                                       180,353,618          180,460,538
Premises and equipment, net                                                                      8,895,223            9,083,891
Accrued interest receivable and other assets                                                     5,071,497            3,959,582
                                                                                              ------------          -----------
  Total Assets                                                                                $335,034,004        $ 341,317,195
                                                                                              ============        =============

LIABILITIES
Demand deposits
  Noninterest-bearing                                                                         $ 24,806,639         $ 26,297,805
  Interest-bearing                                                                              46,013,057           42,423,962
Savings deposits                                                                                51,852,496           49,396,199
Time deposits - under $100,000                                                                 121,392,733          126,820,233
Time deposits - $100,000 and over                                                               42,756,525           38,437,724
                                                                                              ------------          -----------
    Total deposits                                                                             286,821,450          283,375,923
Securities sold under agreements to repurchase                                                   6,298,271            7,811,230
Other borrowed funds                                                                            12,089,709           18,415,229
Accrued expenses and other liabilities                                                             981,578            1,240,618
                                                                                              ------------          -----------
    Total Liabilities                                                                          306,191,008          310,843,000

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 authorized and unissued
Common stock - $1 Par Value: 10,000,000 shares authorized;
  3,249,227  issued                                                                              3,249,227            3,249,227
Additional paid in capital                                                                      23,621,127           23,619,610
Treasury stock -  100,391 shares in 2002 and 85,791 shares in 2001 at cost                      (1,048,735)            (864,775)
Shares held by deferred compensation plan - 36,952 shares at cost
in 2002 and 36,550 in 2001                                                                        (519,355)            (517,838)
Retained earnings                                                                                5,315,349            5,044,540
Accumulated other comprehensive income (loss), net of tax                                       (1,774,617)             (56,569)
                                                                                              ------------          -----------
  Total Shareholders' Equity                                                                    28,842,996           30,474,195
                                                                                              ------------          -----------

  Total Liabilities and Shareholders' Equity                                                  $335,034,004        $ 341,317,195
                                                                                              ============        =============


See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2002          2001
                                                         ----------   ----------
Interest and dividend income
  Loans, including fees                                  $3,725,942   $4,337,784
  Taxable securities                                      1,546,438    1,521,706
  Non-taxable securities                                    259,596      268,618
  Other interest and dividend income                        101,382       75,743
                                                         ----------   ----------
      Total interest and dividend income                  5,633,358    6,203,851

Interest expense
  Deposits
    Demand                                                  116,271      279,198
    Savings                                                 107,656      231,082
    Time                                                  2,079,499    2,330,829
  Other borrowings                                          160,744      484,107
                                                         ----------   ----------
      Total interest expense                              2,464,170    3,325,216

Net interest income                                       3,169,188    2,878,635

Provision for loan losses                                   157,500      195,000
                                                         ----------   ----------

Net interest income after provision for loan losses       3,011,688    2,683,635

Noninterest income
  Service charges on deposit accounts                       218,818      212,131
  Gains/losses on sales of securities                        46,345       24,214
  Other income                                              180,048      131,770
                                                         ----------   ----------
      Total noninterest income                              445,211      368,115

Noninterest expense
  Salaries and employee benefits                          1,281,344    1,141,572
  Occupancy and equipment                                   364,740      369,025
  Other expenses                                            888,818      749,211
                                                         ----------   ----------
      Total noninterest expense                           2,534,902    2,259,808

Income before income taxes                                  921,997      791,942
  Income tax expense                                        241,839      186,609
                                                         ----------   ----------
Net income                                               $  680,158   $  605,333
                                                         ==========   ==========

Earnings per common share - Basic                        $     0.22   $     0.19
Earnings per common share - Diluted                      $     0.22   $     0.19
Dividends per common share                               $     0.13   $     0.12


   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                   (UNAUDITED)



                                                                COMMON                                  TREASURY
                                                                 STOCK                 ADDITIONAL       STOCK AND
                                                                                        PAID IN         DEFERRED        RETAINED
                                                         SHARES         DOLLARS         CAPITAL           PLAN          EARNINGS
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT JANUARY 1, 2001                               3,192,020    $  3,094,882    $ 21,699,632    $   (695,002)   $  5,852,284
Net income                                                                                                                 605,333
        Net change in unrealized gain/(loss) on
         securities available for sale

       Comprehensive income
Shares purchased for deferred compensation plan             (4,852)                         55,703         (55,703)
Purchases of treasury stock - 33,817 shares at cost        (33,817)                                       (347,111)
Cash dividends - $0.12 per share                                                                                          (394,768)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT MARCH 31, 2001                                3,153,351    $  3,094,882    $ 21,755,335    $ (1,097,816)   $  6,062,849
                                                      ============    ============    ============    ============    ============

BALANCE AT JANUARY 1, 2002                               3,126,886    $  3,249,227    $ 23,619,610    $ (1,382,613)   $  5,044,540
Net income                                                                                                                 680,158
        Net change in unrealized gain/(loss) on
         securities available for sale

       Comprehensive income (loss)
Shares purchased for deferred compensation plan             (3,933)                         47,197         (47,197)
Shares distributed from deferred compensation plan           3,531                         (45,680)         45,680
Purchases of treasury stock - 14,600 shares at cost        (14,600)                                       (183,960)
Cash dividends - $0.13 per share                                                                                          (409,349)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT MARCH 31, 2002                                3,111,884    $  3,249,227    $ 23,621,127    $ (1,568,090)   $  5,315,348
                                                      ============    ============    ============    ============    ============


                                                         ACCUMULATED
                                                            OTHER
                                                        COMPREHENSIVE
                                                           INCOME           TOTAL
                                                        ------------    ------------
 BALANCE AT JANUARY 1, 2001                             $ (1,272,709)   $ 28,679,087
Net income                                                                   605,333
        Net change in unrealized gain/(loss) on
         securities available for sale                     1,392,948       1,392,948
                                                                        ------------
       Comprehensive income                                                1,998,281
Shares purchased for deferred compensation plan
Purchases of treasury stock - 33,817 shares at cost                         (347,111)
Cash dividends - $0.12 per share                                            (394,768)
                                                        ------------    ------------
BALANCE AT MARCH 31, 2001                               $    120,239    $ 29,935,489
                                                        ============    ============

BALANCE AT JANUARY 1, 2002                              $    (56,569)   $ 30,474,195
Net income                                                                   680,158
        Net change in unrealized gain/(loss) on
         securities available for sale                    (1,718,048)     (1,718,048)
                                                                        ------------
       Comprehensive income (loss)                                        (1,037,890)
Shares purchased for deferred compensation plan
Shares distributed from deferred compensation plan
Purchases of treasury stock - 14,600 shares at cost                         (183,960)
Cash dividends - $0.13 per share                                            (409,349)
                                                        ------------    ------------
BALANCE AT MARCH 31, 2002                               $ (1,774,616)   $ 28,842,996
                                                        ============    ============








See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2002           2001
                                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $    680,158    $    605,333
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                      210,363         238,375
      Provision for loan losses                                          157,500         195,000
      Deferred taxes                                                    (151,710)         27,475
      Federal Home Loan Bank stock dividend                              (49,500)        (62,700)
      Net realized gains on sales or calls of securities                 (46,345)        (24,214)
      (Accretion)/amortization of securities, net                        (11,078)         (8,540)
      Net realized (gains)/losses on sales of loans                      (37,461)         (7,424)
      Net realized (gains)/losses on sale of real estate                  (3,800)              -
      Amortization of mortgage servicing rights                           16,987          13,680
      Net changes in accrued interest receivable and other assets        (75,376)       (314,814)
      Net changes in accrued expenses and other liabilities             (259,040)       (199,888)
                                                                    ------------    ------------
      Net cash from operating activities                                 430,698         462,283

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                6,025,781       3,773,516
  Maturities, prepayments and calls                                   15,216,919       6,483,358
  Purchases                                                          (21,466,778)    (30,724,719)
Securities held to maturity
  Maturities, prepayments and calls                                            -       1,500,000
  Purchases                                                           (1,637,004)       (277,305)
Net change in loans                                                      (50,580)      4,537,958
Net purchases of premises and equipment                                  (14,195)       (340,549)
Proceeds from sale of real estate owned                                   17,000               -
                                                                    ------------    ------------
      Net cash from investing activities                              (1,908,857)    (15,047,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                 3,445,527        (272,853)
Net change in short-term borrowings                                   (8,628,816)     12,430,358
Proceeds from long term debt                                             956,544               -
Principal payments on long-term debt                                    (166,207)       (155,340)
Treasury stock purchases                                                (183,960)       (347,111)
Cash dividends paid                                                     (409,349)       (394,768)
                                                                    ------------    ------------
      Net cash from financing activities                              (4,986,261)     11,260,287
                                                                    ------------    ------------

Net change in cash and cash equivalents                               (6,464,420)     (3,325,171)

Cash and cash equivalents at beginning of year                        23,389,756      10,694,118
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $ 16,925,336    $  7,368,947
                                                                    ============    ============

     Interest paid                                                  $  2,562,439    $  3,323,910
     Income taxes paid                                                    65,346



   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at March 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2001 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2001 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONDENSED CONSOLIDATION:
                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation.

         NATURE OF OPERATIONS:
                  The Company's revenues, operating income and assets are primarily from the banking industry. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, eastern, southeastern, and central Ohio and include a wide range of individuals, business and other organizations. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business through its main office in Lancaster and four branches in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company's primary deposit products are checking, savings, and term certificates of deposits, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of business. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

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

         COMPREHENSIVE INCOME:
                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:




                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        2002                2001
                                                                     ------------        ----------
Other comprehensive income:
      Unrealized holding gains(losses) on available
        for sale securities arising during period                      (2,558,177)        2,134,783
      Reclassification adjustment for gains
       later recognized in income                                         (46,345)          (24,214)
                                                                     ------------        ----------
                                                                       (2,604,522)        2,110,569

Tax effect                                                                886,474          (717,621)
                                                                     ------------        ----------

Other comprehensive income (loss)                                    $ (1,718,048)       $1,392,948
                                                                     ============        ==========


                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.       SECURITIES:

                  Securities were as follows:


                                                             GROSS            GROSS
                                            AMORTIZED     UNREALIZED       UNREALIZED        ESTIMATED
                                              COST           GAINS           LOSSES          FAIR VALUE
                                         -------------   -------------    -------------    -------------
AVAILABLE FOR SALE - MARCH 31, 2002
US Agency obligations                    $ 100,264,610   $      26,647    $  (3,040,664)   $  97,250,593
State and Municipal obligations             10,379,788         297,544           (4,034)      10,673,298
Mortgage-backed securities                     137,022           3,602                -          140,624
Other securities                             3,675,319          26,672                -        3,701,991
                                         -------------   -------------    -------------    -------------
                                         $ 114,456,739   $     354,465    $  (3,044,698)   $ 111,766,506
                                         =============   =============    =============    =============

AVAILABLE FOR SALE - DECEMBER 31, 2001
US Agency obligations                    $  99,893,474   $     508,193    $    (911,894)   $  99,489,773
State and Municipal obligations             10,463,516         293,400           (8,563)      10,748,353
Mortgage-backed obligations                    148,938           3,794                -          152,732
Other securities                             3,624,400          29,359                -        3,653,759
                                         -------------   -------------    -------------    -------------
                                         $ 114,130,328   $     834,746    $    (920,457)   $ 114,044,617
                                         =============   =============    =============    =============

HELD TO MATURITY - March 31, 2002
State and Municipal obligations          $  12,021,823   $     340,292    $     (45,212)   $  12,316,903
                                         =============   =============    =============    =============

HELD TO MATURITY - DECEMBER 31, 2001
State and Municipal obligations          $  10,378,811   $     293,163    $     (54,129)   $  10,617,845
                                         =============   =============    =============    =============




Sales of securities available for sale were as follows:



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2002            2001
                                                  -------------   -------------
Proceeds                                            $ 6,025,781      $3,773,516
Gross gains                                              46,345          24,214
Gross losses                                                  -               -



                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





2.       SECURITIES: (CONTINUED)

                  Contractual maturities of securities at March 31, 2002 were as follows:



AVAILABLE FOR SALE                                   AMORTIZED          ESTIMATED
                                                        COST           FAIR VALUE
                                                    ------------      ------------
US Agency obligations
  Under 1 Year
  1 - 5   Years                                        7,500,000         7,446,803
  5 - 10  Years                                       22,114,178        21,693,191
 Over 10  Years                                       70,650,432        68,110,599
                                                    ------------      ------------
  Total                                              100,264,610        97,250,593
                                                    ------------      ------------
State and municipal obligations
  Under 1 Year                                         4,438,101         4,522,635
  1 - 5   Years                                        3,436,835         3,589,147
  5 - 10  Years                                        1,902,409         1,953,488
 Over 10  Years                                          602,443           608,028
                                                    ------------      ------------
  Total                                               10,379,788        10,673,298

Mortgage Backed securities
  5 - 10 Years                                           137,022           140,624
                                                    ------------      ------------
   Total                                                 137,022           140,624
                                                    ------------      ------------
Other investments
  Equity securities                                    3,675,319         3,701,991
                                                    ------------      ------------

Total securities available for sale                 $114,456,739      $111,766,506
                                                    ============      ============

HELD TO MATURITY

State and municipal obligations
  1 - 5   Years                                        4,076,835         4,270,690
  5 - 10  Years                                        3,261,342         3,374,486
  Over 10 Years                                        4,683,647         4,671,727
                                                    ------------      ------------
Total securities held to maturity                   $ 12,021,824      $ 12,316,903
                                                    ============      ============





Securities with a carrying value of approximately $59,171,000 at March 31, 2002 and $58,818,000 at December 31, 2001 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.       ALLOWANCE FOR LOAN LOSSES

                  The activity in the allowance for loan losses was as follows:


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    2002               2001
                                                                 ----------        -----------
Beginning Balance                                                $2,879,065        $ 2,790,133
  Provision charged to operating expense                            157,500            195,000
  Loans charged-off                                                (144,091)          (254,002)
  Recoveries                                                         55,731            125,927
                                                                 ----------        -----------
Ending Balance                                                   $2,948,205        $ 2,857,058
                                                                 ==========        ===========




                  Non-performing loans were as follows:


                                                                   MARCH 31,        DECEMBER 31,
                                                                     2002               2001
                                                                  ----------        -----------
Loans past due over 90 days still on accrual                      $ 114,000          $ 157,000
Nonaccrual Loans                                                    671,000            661,000



                  Loans considered impaired under the provisions of SFAS No. 114 were not material at March 31, 2002 and December 31, 2001. Nonperforming loans include all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment.

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

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2002 and December 31, 2001 follows:



                                                                 MARCH 31,        DECEMBER 31,
                                                                   2002               2001
                                                                -----------        -----------
Commitments to extend credit                                    $19,877,664        $18,779,162
Credit card and ready reserve lines                               1,394,352          1,275,919
Standby letters of credit                                           460,000            471,000




                  At March 31, 2002, and included above, commitments to make fixed-rate loans totaled $2,780,958 with the interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%. At December 31, 2001, commitments to make fixed rate loans totaled $2,416,731 with interest rates on those fixed-rate commitments ranging from 6.50% to 10.00%.

5.       NEW ACCOUNTING PRONOUNCEMENTS

                  On January 1, 2002, the Company adopted a Statement of Financial Accounting Standards (SFAS) No. 144, which addresses impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company is not expected to be material.

                  In 2003, the Financial Accounting Standards Board will issue Statement of Financial Accounting Standards No. 143, which addresses the accounting for asset retirement obligations. The company does not believe this standard will have a material affect on its financial position or results of operations.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




6.       EARNINGS PER SHARE

                  The factors used in the earnings per share computation were as follows:


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   2002                  2001
                                                                ----------            -----------
Basic
     Net income                                                 $  680,158             $  605,333
                                                                ==========             ==========

     Weighted average common shares outstanding                  3,118,036              3,170,672
                                                                ==========             ==========

      Basic earnings per common share                           $     0.22             $     0.19
                                                                ==========             ==========

DILUTED
     Net income                                                 $  680,158             $  605,333
                                                                ==========             ==========

     Weighted average common shares outstanding for
           basic earnings per common share                       3,118,036              3,170,672
     Add:  Dilutive effects of assumed exercise of stock
           options                                                   8,767                    806
                                                                ----------             ----------

     Average shares and dilutive potential common shares         3,126,803              3,171,478
                                                                ==========             ==========

     Diluted earnings per common share                          $     0.22             $     0.19
                                                                ==========             ==========

Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature               20,056                 21,780


                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of March 31, 2002, as compared to December 31, 2001 and the results of operations for the three months ended March 31, 2002 compared to the same period in 2001. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


      The following brief history of the Company and its subsidiary growth and development highlights the continuing commitment to maintaining a presence as a local "Hometown" community bank serving several diverse market areas.

>>       1902       Original banking charter granted for The German Savings Bank
                    (later changed to The Citizens Savings Bank).
>>       1974       Construction of a full-service branch banking facility 6
                    miles west in Colerain, Ohio.
>>       1978       Construction of a full-service branch banking facility 2
                    miles south in Bridgeport, Ohio.
>>       1980       Construction of a limited-service auto-teller banking
                    location in Martins Ferry, Ohio.
>>       1983       Creation of United Bancorp, Inc. as a single-bank holding
                    company through acquisition of 100% of the voting stock of The
                    Citizens Savings Bank of Martins Ferry, Ohio ("CITIZENS"). Also,
                    began operation of Automated Teller Machine ("ATM") in Aetnaville,
                    Ohio.
>>       1984       CITIZENS opened a newly constructed 21,500 square foot
                    main-office facility in Martins Ferry, Ohio, adjacent to the auto-teller facility built in 1980.
>>       1986       United Bancorp, Inc. became a multi-bank holding company
                    through the acquisition of 100% of the voting stock of The
                    Citizens-State Bank of Strasburg, Strasburg, Ohio, merged into
                    CITIZENS in 1999.
>>       1990       CITIZENS converted from third-party data processing to
                    in-house data processing. CITIZENS constructed a full-service branch bank 6 miles south of Strasburg in Dover, Ohio.
>>       1992       CITIZENS acquired two branch bank locations in New
                    Philadelphia and Sherrodsville, Ohio.
>>       1993       CITIZENS relocated Data Processing, Accounting and
                    Bookkeeping to a renovated Operations Center across from the main office in Martins Ferry, Ohio.
>>       1994       CITIZENS purchased a branch bank in Dellroy, Ohio.
>>       1996       CITIZENS converted to check imaging and optical character
                    recognition for data processing.
>>       1997       CITIZENS opened a full-service Retail Banking Center inside
                    Riesbeck's Food Markets, Inc.'s St. Clairsville, Ohio store.
                    Additionally, CITIZENS introduced a Secondary Market Real Estate
                    Mortgage Program available for all locations and introduced a
                    MasterCard(R)Check Card to the local market area.
>>       1998       CITIZENS increased ATM network by four cash dispenser
                    machines in various Riesbecks' Food Markets.
>>       1998       Effective July 7, 1998, the acquisition of Southern Ohio
                    Community Bancorporation, Inc. was completed and The Community
                    Bank, Glouster, Ohio ("COMMUNITY") was added as a separate banking charter to the Company.
>>       1999       January 28, 1999 CITIZENS acquired a full service banking
                    facility in Jewett, Ohio
>>       1999       March 1999 COMMUNITY opened a Loan Production Office in
                    Lancaster, Ohio.
>>       1999       CITIZENS established a full service brokerage division to be known as Brokerage United with securities provided through Raymond
                    James Financial Services, Inc., member NASD/SIPC.
>>       1999       COMMUNITY moved their main office to Lancaster, Ohio.
>>       2000       COMMUNITY opened a new branch in Lancaster and their auto
                    teller for the main office.
>>       2000       CITIZENS and COMMUNITY introduced Electronic Banking.
>>       2001       CITIZENS and COMMUNITY introduced Electronic Cash Management
                    Services.
>>       2002       CITIZENS and COMMUNITY upgraded check image system.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



         ANALYSIS OF FINANCIAL CONDITION

         EARNING ASSETS - LOANS
                  At March 31, 2002, gross loans were $183,302,000 compared to $183,340,000 at year-end 2001, a decrease of 0.02%. The decrease in total outstanding loans was the result of a decline in the real estate and installment portfolios. Management attributes the overall decrease in loans to the general economic slow-down in the lending markets served.

                  Installment loans decreased to 23.4% of total loans at March 31, 2002 compared to 24.9% at year-end 2001. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a 6.3%, or $1,701,000 decline in installment loans while COMMUNITY had a decrease of 5.8%, or $1,096,000 in installment loans. In general as the overall economy has slowed in the markets we service, so has the demand for consumer based loans. Also with interest rates depressed, Management has not been aggressive to lower rates on these fixed rate loan products. Recently, Management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

                  Commercial and commercial real estate loans comprised 47.4% of total loans at March 31, 2002 compared to 45.5% at December 31, 2001. Commercial and commercial real estate loans have increased $3,458,000 or 4.1% since December 31, 2001. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas. Out-of-area loans at March 31, 2002 were 8.2% of total loans and 17.3% of total commercial and commercial real estate loans compared to 6.4% and 13.9% at year-end 2001.

                  Real estate loans were 29.2% of total loans at March 31, 2002 compared to 29.5% at year-end 2001. Real estate loans decreased 1.3% since December 31, 2001. However, COMMUNITY actually experienced an increase in real estate loans of 1.9% or $373,000. As previously mentioned, management's position is to focus on adjustable rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2002 were approximately $88,000, or 3.1%, of the beginning balance in the allowance for loan losses. During the first three months of 2002,

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         EARNING ASSETS -- LOANS (CONTINUED)

         gross charge-offs were almost entirely consumer loans and totaled approximately $141,000.

         EARNING ASSETS -- SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2002 decreased approximately $2,278,000, or 2.0% from year-end 2001 totals. Securities held to maturity at March 31, 2002 increased approximately $1,643,000, or 15.8% compared to year-end 2001 totals.

         SOURCES OF FUNDS -- DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2002, total core deposits decreased approximately $873,000 primarily from a decrease of time deposits under $100,000 of $5.4 million.

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

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2002, certificates of deposit greater than $100,000 increased approximately $4.3 million, or 11.2% from year-end 2001 totals.

         SOURCES OF FUNDS -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first three months of 2002, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total other borrowings decreased approximately $7.8 million, or 29.9% from year-end 2001 totals.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2002

         NET INCOME
                  Basic and diluted earnings per share for the three months ended March 31, 2002 was $0.22, compared with $0.19 for the three months ended March 31, 2001. Net income increased 12.4% for the three months ended March 31, 2002, compared to the same period in 2001.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 10.1% for the three months ended March 31, 2002 compared to the same period in 2001. The increase was a result of the Company having a larger base of average earning assets somewhat offset by a decrease in short-term interest rates. Management anticipates the impact to continue over the next several quarters if short-term interest rates continue at their current levels. However, as a result of the decline in short term interest rates, Management was able to lower the Company's overall cost of funds.

                  Total interest income for the three months ended March 31, 2002 was $5,633,358 compared to $6,203,851 for the same period in 2001. Total interest income decreased $570,493, or 9.2%. The decrease can be attributed to the overall lower interest rate environment that currently exists.

                  Total interest expense for the three months ended March 31, 2002 when compared to the same three-month period ended March 31, 2001, decreased 25.9%, or $861,000. The Company has experienced a decrease in interest expense due to a decreased use of FHLB advances to fund security purchases and the effect of a lower interest rate environment on deposit products. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of last year.

         PROVISION FOR LOAN LOSSES
                  The total provision for loan losses was $157,500 for the three months ended March 31, 2002 compared to $195,000 for the same period in 2001. Management decreased the provision in 2002 due to an anticipated decrease in net charge-offs for the fiscal year related to the continued improvement in portfolio quality. Additionally, the loan portfolio balance remained almost unchanged since December 31, 2001.

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the three months ended March 31, 2002 was $445,000 compared to $368,000 for the same three months period ended March 31, 2001. For the three months ended March 31, 2002 compared to the same period in 2001, noninterest income increased approximately

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         NONINTEREST INCOME -- (CONTINUED)

         20.9%. The Company's secondary market real estate loan program increased $50,000 over the same period in 2001.

         NONINTEREST EXPENSE
                  Noninterest expense for the three months ended March 31, 2002 increased $275,000 or 12.2% over the three months ended March 31, 2001. Salary and benefit expense increased approximately $140,000 or 12.2% for the three months ended March 31, 2002 as a result of rising health care costs.

         CAPITAL RESOURCES
                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2002 was $28,843,000 compared to $30,474,000 at December 31, 2001, a 5.4% decrease. Total shareholders' equity in relation to total assets was 8.61% at March 31, 2002 and 8.93% at December 31, 2001. In May 2001 our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This will enable the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

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

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



                  The minimum requirements are:


                                        TOTAL              TIER 1           TIER 1
                                      CAPITAL TO         CAPITAL TO       CAPITAL TO
                                    RISK-WEIGHTED      RISK-WEIGHTED        AVERAGE
                                        ASSETS             ASSETS           ASSETS
                                   -----------------  -----------------  --------------
Well capitalized                             10.00%              6.00%           5.00%
Adequately capitalized                        8.00%              4.00%           4.00%
Undercapitalized                              6.00%              3.00%           3.00%




                  The following table illustrates the Company's risk-weighted capital ratios at March 31, 2002:

                                                                   MARCH 31,
                      (IN THOUSANDS)                                 2002
                                                                 ----------
Tier 1 capital                                                    $  30,513
Total risk-based capital                                          $  33,137
Risk-weighted assets                                              $ 209,925
Average total assets                                              $ 338,901

Tier 1 capital to average assets                                      9.00%
Tier 1 risk-based capital ratio                                      14.54%
Total  risk-based capital ratio                                      15.79%




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

          For the three months ended March 31, 2002, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents decreased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         INFLATION
                  Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with GAAP in the United States of America
         (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 90% of the portfolio compared to the 10% for held to maturity securities. The Company primarily invests in US Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 37% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

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




                           (Dollars in Thousands)
---------------------------------------------------------------------------
                 NET PORTFOLIO VALUE-MARCH 31, 2002

CHANGE IN RATES                    $ AMOUNT        $ CHANGE       % CHANGE
                                   ---------      ----------      --------
Up 200                              $ 25,592       $(10,107)       -28.31%

Up 100                              $ 31,478       $ (4,221)       -11.82%

Base                                $ 35,699

Down 100                            $ 34,216       $ (1,483)        -4.15%

Down 200                            $ 32,068       $ (3,631)       -10.17%





                                (Dollars in Thousands)
   -------------------------------------------------------------------------
                        NET PORTFOLIO VALUE-DECEMBER 31, 2001

   CHANGE IN RATES                   $ AMOUNT       $ CHANGE      % CHANGE
                                     --------       --------      --------
   Up 200                            $ 38,205       $ (3,349)        -8.06%

   Up 100                            $ 42,965       $  1,411          3.40%

   Base                              $ 41,554

   Down 100                          $ 37,711       $ (3,843)        -9.25%

   Down 200                          $ 35,921       $ (5,633)       -13.56%


                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

         The Company's NPV is more sensitive to increasing rates than decreasing rates. Such difference in sensitivity occurs principally because, as rates increase, the effect is offset on a short-term basis by the rather fixed nature of our consumer loans and investment securities. This occurs even though the commercial, commercial real estate and real estate portfolios are comprised of variable rate products. Also in a rising rate environment consumers tend not to prepay fixed rate loans as quickly as they would have had rates not changed dramatically. Moreover, the interest the Company pays on its deposits would increase because deposits generally have shorter periods to reprice.

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

                  21.2 Reference to The Community Bank, Lancaster, Ohio, incorporated on August 1, 1949, previously filed with the Securities and Exchange Commission.

                  22        Not applicable.

                  23 Consents of Experts and Council, previously filed with the Securities and Exchange Commission.

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






    May 2, 2002             By:   /s/ James W. Everson
---------------------             -----------------------------
    Date                    James W. Everson
                            Chairman, President & Chief Executive Officer






     May 2, 2002             By:   /s/ Randall M. Greenwood
---------------------              -----------------------------
     Date                    Randall M. Greenwood
                             Chief Financial Officer