Form 10-Q
period 2002-06-30
UNITED BANCORP INC /OH/
filed 2002-08-07
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

       COMMON STOCK, $1.00 PAR VALUE 3,080,287 SHARES AS OF JULY 20, 2002
       ------------------------------------------------------------------

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

     Condensed Consolidated Statements of Income.......................................................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................................................5

     Condensed Consolidated Statements of Cash Flows...................................................................6

     Notes to the Condensed Consolidated Financial Statements.....................................................7 - 13

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................................14 - 22

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

   ITEM 2.
     Changes in Securities and Use of Proceeds........................................................................25

   ITEM 3.
     Default Upon Senior Securities...................................................................................25

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................25

   ITEM 5.
     Other Information................................................................................................25

   ITEM 6.
     Exhibits and Reports on Form 8-K ...........................................................................25 - 26

   SIGNATURES.........................................................................................................27



   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

PART I
FINANCIAL INFORMATION

                                                                                  JUNE 30,         DECEMBER 31,
                                                                                    2002               2001
                                                                                -------------    --------------
ASSETS
Cash and due from financial institutions                                        $   9,790,319    $   9,427,756
Federal funds sold                                                                  8,479,000       13,962,000
                                                                                -------------    -------------
Total cash and cash equivalents                                                    18,269,319       23,389,756

Securities available for sale                                                     108,246,056      114,044,617
Securities held to maturity
(Estimated fair value of $12,590,653 at 06/30/02 and $10,617,845 at 12/31/01)      12,028,253       10,378,811
Loans receivable
  Commercial loans                                                                 23,911,759       21,502,208
  Commercial real estate loans                                                     63,203,500       61,962,953
  Real estate loans                                                                52,501,237       54,153,041
  Installment loans                                                                43,784,014       45,721,401
                                                                                -------------    -------------
    Total loans receivable                                                        183,400,510      183,339,603
Allowance for loan losses                                                          (2,992,118)      (2,879,065)
                                                                                -------------    -------------
    Net loans receivable                                                          180,408,392      180,460,538
Premises and equipment, net                                                         8,836,257        9,083,891
Accrued interest receivable and other assets                                        9,371,260        3,959,582
                                                                                -------------    -------------
  Total Assets                                                                  $ 337,159,537    $ 341,317,195
                                                                                =============    =============
LIABILITIES
Demand deposits
  Noninterest-bearing                                                           $  28,841,243    $  26,297,805
  Interest-bearing                                                                 45,772,254       42,423,962
Savings deposits                                                                   50,691,132       49,396,199
Time deposits - under $100,000                                                    120,848,475      126,820,233
Time deposits - $100,000 and over                                                  42,343,430       38,437,724
                                                                                -------------    -------------
    Total deposits                                                                288,496,534      283,375,923
Securities sold under agreements to repurchase                                      7,437,204        7,811,230
Other borrowed funds                                                                8,938,285       18,415,230
Accrued expenses and other liabilities                                              1,220,981        1,240,617
                                                                                -------------    -------------
    Total Liabilities                                                             306,093,004      310,843,000

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 shares authorized and unissued
Common stock - $1 Par Value: 10,000,000 shares authorized;
 3,249,227 issued                                                                   3,249,227        3,249,227
Additional paid in capital                                                         23,639,670       23,619,610
Retained earnings                                                                   5,711,277        5,044,540
Treasury stock -  130,599 shares in 2002 and 85,791 shares in 2001 at cost         (1,435,983)        (864,775)
Shares held by deferred compensation plan - 38,341 shares at cost
in 2002 and 36,550 in 2001                                                           (537,898)        (517,838)
Accumulated other comprehensive income (loss), net of tax                             440,240          (56,569)
                                                                                -------------    -------------
  Total Shareholders' Equity                                                       31,066,533       30,474,195
                                                                                -------------    -------------
  Total Liabilities and Shareholders' Equity                                    $ 337,159,537    $ 341,317,195
                                                                                =============    =============

    See accompanying notes to the condensed consolidated financial statements
                                                                               3

                              UNITED BANCORP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED                 SIX  MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                        2002              2001               2002              2001
                                                      --------------   -------------   -------------  --------------
Interest and dividend income
  Loans, including fees                                 $ 3,673,224     $ 4,269,846     $ 7,399,166     $ 8,607,630
  Taxable securities                                      1,525,889       1,714,387       3,072,327       3,236,093
  Non-taxable securities                                    264,137         272,577         523,733         541,195
  Other interest and dividend income                         82,597          63,887         183,979         139,630
                                                        -----------     -----------     -----------     -----------
      Total interest and dividend income                  5,545,847       6,320,697      11,179,205      12,524,548

Interest expense
  Deposits
    Demand                                                  127,780         228,829         244,051         508,027
    Savings                                                 102,892         182,283         210,548         413,365
    Time                                                  1,942,357       2,354,490       4,021,856       4,685,319
  Other borrowings                                          149,740         431,832         310,484         915,939
                                                        -----------     -----------     -----------     -----------
      Total interest expense                              2,322,769       3,197,434       4,786,939       6,522,650
                                                        -----------     -----------     -----------     -----------

Net interest income                                       3,223,078       3,123,263       6,392,266       6,001,898

Provision for loan losses                                   157,500         195,000         315,000         390,000
                                                        -----------     -----------     -----------     -----------

Net interest income after provision for loan losses       3,065,578       2,928,263       6,077,266       5,611,898

Noninterest income
  Service charges on deposit accounts                       244,162         231,263         462,980         443,394
  Gains/losses on sales of securities                        67,159          10,224         113,504          34,438
  Other income                                              130,946         143,871         310,994         275,641
                                                        -----------     -----------     -----------     -----------
      Total noninterest income                              442,267         385,358         887,478         753,473

Noninterest expense
  Salaries and employee benefits                          1,250,139       1,205,151       2,531,483       2,346,723
  Occupancy and equipment                                   370,552         372,768         735,292         741,793
  Other expenses                                            789,629         840,240       1,678,447       1,589,451
                                                        -----------     -----------     -----------     -----------
      Total noninterest expense                           2,410,320       2,418,159       4,945,222       4,677,967

Income before income taxes                                1,097,525         895,462       2,019,522       1,687,404
  Income tax expense                                        293,324         158,786         535,163         345,395
                                                        -----------     -----------     -----------     -----------

Net income                                              $   804,201     $   736,676     $ 1,484,359     $ 1,342,009
                                                        ===========     ===========     ===========     ===========

Earnings per common share - Basic                       $      0.26     $      0.24     $      0.48     $      0.43
Earnings per common share - Diluted                     $      0.26     $      0.24     $      0.48     $      0.43
Dividends per common share                              $      0.13     $      0.12     $      0.26     $      0.25



   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                                                     COMMON                              TREASURY
                                                                     STOCK               ADDITIONAL      STOCK AND
                                                                                          PAID IN        DEFERRED
                                                               SHARES      DOLLARS        CAPITAL          PLAN
                                                            ------------ ------------   ------------   ------------

BALANCE AT JANUARY 1, 2001                                    3,192,020    $3,094,882    $21,699,632   $  (695,002)
Net income
    Net change in unrealized gain/(loss) on
     securities available for sale
    Comprehensive income
Shares purchased for deferred compensation plan                  (6,376)                      70,235       (70,235)
Purchases of treasury stock, at cost                            (49,567)                                  (505,611)
Cash dividends - $0.25 per share
                                                              ---------    ----------    -----------   -----------
BALANCE AT JUNE 30, 2001                                      3,136,077    $3,094,882    $21,769,867   $(1,270,848)
                                                              =========    ==========    ===========   ===========

BALANCE AT JANUARY 1, 2002                                    3,126,886    $3,249,227    $23,619,610   $(1,382,613)
Net income
    Net change in unrealized gain/(loss) on
     securities available for sale
    Comprehensive income (loss)
Shares purchased for deferred compensation plan                  (5,322)                      69,900       (69,900)
Shares distributed from deferred compensation plan                3,531                      (49,840)       49,840
Purchases of treasury stock, at cost                            (44,808)                                  (571,208)
Cash dividends - $0.26 per share
                                                              ---------    ----------    -----------   -----------
BALANCE AT JUNE 30, 2002                                      3,080,287    $3,249,227    $23,639,670   $(1,973,881)
                                                              =========    ==========    ===========   ===========


                                                                          ACCUMULATED
                                                                             OTHER
                                                            RETAINED      COMPREHENSIVE
                                                            EARNINGS         INCOME         TOTAL
                                                           ------------   ------------   ------------

BALANCE AT JANUARY 1, 2001                                   $5,852,284    $(1,272,709)   $28,679,087
Net income                                                    1,342,009                     1,342,009
    Net change in unrealized gain/(loss) on
     securities available for sale                                           1,102,313      1,102,313
                                                                                          -----------
    Comprehensive income                                                                    2,444,322
Shares purchased for deferred compensation plan
Purchases of treasury stock, at cost                                                         (505,611)
Cash dividends - $0.25 per share                               (787,261)                     (787,261)
                                                             ----------    -----------    -----------
BALANCE AT JUNE 30, 2001                                     $6,407,032    $  (170,396)   $29,830,537
                                                             ==========    ===========    ===========

BALANCE AT JANUARY 1, 2002                                   $5,044,540    $   (56,569)   $30,474,195
Net income                                                    1,484,359                     1,484,359
    Net change in unrealized gain/(loss) on
     securities available for sale                                             496,809        496,809
                                                                                          -----------
    Comprehensive income (loss)                                                             1,981,168
Shares purchased for deferred compensation plan
Shares distributed from deferred compensation plan
Purchases of treasury stock, at cost                                                         (571,208)
Cash dividends - $0.26 per share                               (817,622)                     (817,622)
                                                             ----------    -----------    -----------
BALANCE AT JUNE 30, 2002                                     $5,711,277    $   440,240    $31,066,533
                                                             ==========    ===========    ===========


   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                         2002                        2001
                                                                       ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  1,484,359        $  1,342,009
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                          420,166             462,628
      Provision for loan losses                                              315,000             390,000
      Deferred taxes                                                         (74,377)             27,475
      Federal Home Loan Bank stock dividend                                  (89,600)           (123,200)
      Net realized gains on sales or calls of securities                    (113,504)            (34,438)
      (Accretion)/amortization of securities, net                            (19,442)            (15,656)
      Net realized (gains)/losses on sales of loans                          (47,692)            (28,255)
      Net realized (gains)/losses on sale of real estate                      (2,665)            (23,508)
      Amortization of mortgage servicing rights                               36,510              27,599
      Net changes in accrued interest receivable and other assets           (338,986)           (575,032)
      Net changes in accrued expenses and other liabilities                 (119,331)           (578,050)
                                                                        ------------        ------------
      Net cash from operating activities                                   1,450,438             871,572

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                   19,288,989           5,480,956
  Maturities, prepayments and calls                                       19,987,628          12,861,740
  Purchases                                                              (32,515,266)        (47,119,272)
Securities held to maturity
  Maturities, prepayments and calls                                                            2,500,000
  Purchases                                                               (1,637,004)           (277,305)
Bank owned life insurance                                                 (5,180,000)
Net change in loans                                                         (262,854)          8,219,253
Purchases of premises and equipment                                         (157,044)           (368,058)
Proceeds from sale of real estate owned                                       23,865             154,261
                                                                        ------------        ------------
      Net cash from investing activities                                    (451,686)        (18,548,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                     5,120,611           3,406,472
Net change in short-term borrowings                                      (10,514,292)         16,793,941
Proceeds from long term debt                                                 960,383
Principal payments on long-term debt                                        (297,062)         (1,229,499)
Treasury stock purchases                                                    (571,208)           (505,611)
Cash dividends paid                                                         (817,622)           (787,261)
                                                                        ------------        ------------
      Net cash from financing activities                                  (6,119,190)         17,678,042
                                                                        ------------        ------------

Net change in cash and cash equivalents                                   (5,120,438)              1,189

Cash and cash equivalents at beginning of year                            23,389,756          10,694,118
                                                                        ------------        ------------

Cash and cash equivalents at end of period                              $ 18,269,318        $ 10,695,307
                                                                        ============        ============

     Interest paid                                                      $  4,919,251        $  6,449,642
     Income taxes paid                                                       551,346             419,011


See accompanying notes to the condensed consolidated financial statements     6

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at June 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2001 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2001 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONDENSED CONSOLIDATION:
                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ("Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation.

         NATURE OF OPERATIONS:
                  The Company's revenues, operating income and assets are primarily from the banking industry. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, eastern, southeastern, and central Ohio and include a wide range of individuals, businesses and other organizations. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business through its main office in Lancaster and four branches in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company's primary deposit products are checking, savings, and term certificates of deposit, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

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

         INCOME TAXES:
                  Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

         EARNINGS AND DIVIDENDS PER COMMON SHARE:
                  Basic earnings per common share ("EPS") is net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

         COMPREHENSIVE INCOME:
                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:





                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                                JUNE 30,
                                                               2002               2001               2002               2001
                                                         ---------------  ----------------      ----------------   ----------------
Other comprehensive income:
      Unrealized holding gains(losses) on available
        for sale securities arising during period           $ 3,424,422        $ (430,009)            $ 866,245         $1,704,774
      Reclassification adjustment for gains
       later recognized in income                               (67,159)          (10,224)             (113,504)           (34,438)
                                                         ---------------  ----------------      ----------------   ----------------
                                                              3,357,263          (440,233)              752,741          1,670,336

Tax effect                                                   (1,142,406)          149,598              (255,932)          (568,023)
                                                         ---------------  ----------------      ----------------   ----------------

Other comprehensive income (loss)                           $ 2,214,857        $ (290,635)            $ 496,809         $1,102,313
                                                         ===============  ================      ================   ================

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       SECURITIES:

                  Securities were as follows:


                                                             GROSS           GROSS
                                            AMORTIZED      UNREALIZED      UNREALIZED       ESTIMATED
                                              COST           GAINS           LOSSES         FAIR VALUE
                                         --------------  -------------    -------------    -------------
AVAILABLE FOR SALE - JUNE 30, 2002
US Agency obligations                    $  93,521,464   $     538,588    $    (210,155)   $  93,849,897
State and Municipal obligations             10,214,827         312,242             --         10,527,069
Mortgage-backed securities                     127,316           5,555             --            132,871
Other securities                             3,715,419          20,800             --          3,736,219
                                         -------------   -------------    -------------    -------------
                                         $ 107,579,026   $     877,185    $    (210,155)   $ 108,246,056
                                         =============   =============    =============    =============

AVAILABLE FOR SALE - DECEMBER 31, 2001
US Agency obligations                    $  99,893,474   $     508,193    $    (911,894)   $  99,489,773
State and Municipal obligations             10,463,516         293,400           (8,563)      10,748,353
Mortgage-backed obligations                    148,938           3,794             --            152,732
Other securities                             3,624,400          29,359             --          3,653,759
                                         -------------   -------------    -------------    -------------
                                         $ 114,130,328   $     834,746    $    (920,457)   $ 114,044,617
                                         =============   =============    =============    =============

HELD TO MATURITY - JUNE 30, 2002
State and Municipal obligations          $  12,028,253   $     562,480    $         (80)   $  12,590,653
                                         =============   =============    =============    =============

HELD TO MATURITY - DECEMBER 31, 2001
State and Municipal obligations          $  10,378,811   $     293,163    $     (54,129)   $  10,617,845
                                         =============   =============    =============    =============


 Sales of securities available for sale were as follows:


                                             THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                   JUNE 30,                                      JUNE 30,
                                        2002                 2001                     2002                   2001
                                   -------------------  ------------------        -----------------   -----------------
Proceeds                                $ 13,263,208         $ 1,707,440              $ 19,288,989         $ 5,480,956
Gross gains                                   67,159              10,224                   113,504              34,438
Gross losses


                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.       SECURITIES: (CONTINUED)

                  Contractual maturities of securities at June 30, 2002 were as follows:


AVAILABLE FOR SALE                                   AMORTIZED          ESTIMATED
                                                        COST           FAIR VALUE
                                                   --------------    -------------
US Agency obligations
  Under 1 Year
  1 - 5 Years                                          7,125,000         7,173,234
  5 - 10 Years                                        22,220,116        22,342,900
 Over 10 Years                                        64,176,348        64,333,763
                                                   -------------     -------------
  Total                                               93,521,464        93,849,897
                                                   -------------     -------------
State and municipal obligations
  Under 1 Year                                         5,046,597         5,117,867
  1 - 5 Years                                          2,965,869         3,099,787
  5 - 10 Years                                         1,902,361         2,005,138
 Over 10 Years                                           300,000           304,277
                                                   -------------     -------------
  Total                                               10,214,827        10,527,069
                                                   -------------     -------------
Mortgage Backed securities
  5 - 10 Years                                           127,316           132,871
                                                   -------------     -------------
   Total                                                 127,316           132,871
                                                   -------------     -------------
Other investments
  Equity securities                                    3,715,419         3,736,219
                                                   -------------     -------------

Total securities available for sale                $ 107,579,026     $ 108,246,056
                                                   =============     =============

HELD TO MATURITY

State and municipal obligations
  1 - 5 Years                                          4,076,464         4,321,673
  5 - 10 Years                                         3,309,005         3,513,589
  Over 10 Years                                        4,642,784         4,755,391
                                                   -------------     -------------
Total securities held to maturity                    $12,028,253      $ 12,590,653
                                                   =============     =============


Securities with a carrying value of approximately $58,803,000 at June 30, 2002 and $58,818,000 at December 31, 2001 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       ALLOWANCE FOR LOAN LOSSES

                  The activity in the allowance for loan losses was as follows:



                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                               2002           2001          2002           2001
                                           -----------    -----------    -----------    -----------
Beginning Balance                          $ 2,948,205    $ 2,857,058    $ 2,879,065    $ 2,790,133
  Provision charged to operating expense       157,500        195,000        315,000        390,000
  Loans charged-off                           (172,585)      (274,550)      (316,676)      (528,552)
  Recoveries                                    58,998         61,762        114,729        187,689
                                           -----------    -----------    -----------    -----------
Ending Balance                             $ 2,992,118    $ 2,839,270    $ 2,992,118    $ 2,839,270
                                           ===========    ===========    ===========    ===========

                 Non-performing loans were as follows:


                                                                JUNE 30,         DECEMBER 31,
                                                                  2002               2001
                                                            ----------------  -----------------
Loans past due over 90 days still on accrual                    $ 570,000          $ 157,000
Nonaccrual Loans                                                  742,000            661,000


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

                  Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contracts are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED)

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at June 30, 2002 and December 31, 2001 follows:



                                                                JUNE 30,           DECEMBER 31,
                                                                  2002                2001
                                                              --------------      --------------
Commitments to extend credit                                   $ 21,635,810        $18,779,162
Credit card and ready reserve lines                               1,382,638          1,275,919
Standby letters of credit                                           615,200            471,000


                  At June 30, 2002, and included above, commitments to make fixed-rate loans totaled $2,535,995 with the interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%. At December 31, 2001, commitments to make fixed rate loans totaled $2,416,731 with interest rates on those fixed-rate commitments ranging from 6.50% to 10.00%.

5.       NEW ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Company adopted this Statement on January 1, 2002. The adoption of this Statement did not impact the Company's financial statements, as it has no goodwill.

                  The FASB issued Statement of Financial Accounting Standards
         (SFAS) No. 143, which addresses the accounting for asset retirement obligations. The Company does not believe this standard will have a material affect on its financial position or results of operations.

                  On January 1, 2002, the Company adopted SFAS No. 144, which addresses impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Company is not material.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.       EARNINGS PER SHARE

                  The factors used in the earnings per share computation were as follows:


                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          June 30,                       JUNE 30,
                                                                 2002             2001            2002            2001
                                                               -----------      ----------     -----------       ----------
BASIC
     Net income                                                $   804,201     $   736,676     $ 1,484,359       $1,342,009
                                                               ===========     ===========     ===========       ==========
     Weighted average common shares outstanding                  3,102,999       3,141,273       3,110,476        3,155,938
                                                               ===========     ===========     ===========       ==========
      Basic earnings per common share                          $      0.26     $      0.24     $      0.48       $     0.43
                                                               ===========     ===========     ===========       ==========
DILUTED
     Net income                                                $   804,201     $   736,676     $ 1,484,359       $1,342,009
                                                               ===========     ===========     ===========       ==========

     Weighted average common shares outstanding for
           basic earnings per common share                       3,102,999       3,141,273       3,110,476        3,155,938
     Add:  Dilutive effects of assumed exercise of stock
           options                                                   9,687           2,604           9,229            1,579
                                                               -----------     -----------     -----------       ----------
     Average shares and dilutive potential common shares         3,112,686       3,143,877       3,119,705        3,157,517
                                                               ===========     ===========     ===========       ==========
     Diluted earnings per common share                         $      0.26     $      0.24     $      0.48       $     0.43
                                                               ===========     ===========     ===========       ==========
Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature               20,056          21,780          20,056           21,780


                              UNITED BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of June 30, 2002, as compared to December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 compared to the same periods in 2001. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

         -       1902   Original banking charter granted for The German
                        Savings Bank (later changed to The Citizens
                        Savings Bank).
         -       1974   Construction of a full-service branch banking
                        facility 6 miles west in Colerain, Ohio.
         -       1978   Construction of a full-service branch banking
                        facility 2 miles south in Bridgeport, Ohio.
         -       1980   Construction of a limited-service auto-teller
                        banking location in Martins Ferry, Ohio.
         -       1983   Creation of United Bancorp, Inc. as a
                        single-bank holding company through acquisition
                        of 100% of the voting stock of The Citizens
                        Savings Bank of Martins Ferry, Ohio
                        ("CITIZENS"). Also, began operation of
                        Automated Teller Machine ("ATM") in Aetnaville,
                        Ohio.
         -       1984   CITIZENS opened a newly constructed 21,500
                        square foot main-office facility in Martins
                        Ferry, Ohio, adjacent to the auto-teller
                        facility built in 1980.
         -       1986   United Bancorp, Inc. became a multi-bank
                        holding company through the acquisition of 100%
                        of the voting stock of The Citizens-State Bank
                        of Strasburg, Strasburg, Ohio, merged into
                        CITIZENS in 1999.
         -       1990   CITIZENS converted from third-party data
                        processing to in-house data processing.
                        CITIZENS constructed a full-service branch bank
                        6 miles south of Strasburg in Dover, Ohio.
         -       1992   CITIZENS acquired two branch bank locations in
                        New Philadelphia and Sherrodsville, Ohio.
         -       1993   CITIZENS relocated Data Processing, Accounting
                        and Bookkeeping to a renovated Operations
                        Center across from the main office in Martins
                        Ferry, Ohio.
         -       1994   CITIZENS purchased a branch bank in Dellroy,
                        Ohio.
         -       1996   CITIZENS converted to check imaging and optical
                        character recognition for data processing.
         -       1997   CITIZENS opened a full-service Retail Banking
                        Center inside Riesbeck's Food Markets, Inc.'s
                        St. Clairsville, Ohio store. Additionally,
                        CITIZENS introduced a Secondary Market Real
                        Estate Mortgage Program available for all
                        locations and introduced a MasterCard (R) Check
                        Card to the local market area.
         -       1998   CITIZENS increased ATM network by four cash
                        dispenser machines in various Riesbecks' Food
                        Markets.
         -       1998   Effective July 7, 1998, the acquisition of
                        Southern Ohio Community Bancorporation, Inc.
                        was completed and The Community Bank, Glouster,
                        Ohio ("COMMUNITY") was added as a separate
                        banking charter to the Company.
         -       1999   January 28, 1999 CITIZENS acquired a full
                        service banking facility in Jewett, Ohio
         -       1999   March 1999 COMMUNITY opened a Loan Production
                        Office in Lancaster, Ohio.
         -       1999   CITIZENS established a full service brokerage
                        division to be known as Brokerage United with
                        securities provided through Raymond James
                        Financial Services, Inc., member NASD/SIPC.
         -       1999   COMMUNITY moved their main office to Lancaster,
                        Ohio.
         -       2000   COMMUNITY opened a new branch in Lancaster and
                        their auto teller for the main office.
         -       2000   CITIZENS and COMMUNITY introduced Electronic
                        Banking.
         -       2001   CITIZENS and COMMUNITY introduced Electronic
                        Cash Management Services.
         -       2002   CITIZENS and COMMUNITY upgraded check image
                        system.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS - LOANS
         At June 30, 2002, gross loans were $183,401,000 compared to $183,340,000 at year-end 2001, a modest increase of $61,000. The relatively static balance in total outstanding loans was the result of a decline in the real estate and installment portfolios offset from growth in the commercial and commercial real estate portfolios. Management attributes the overall static loan balance to the general economic slow-down in the lending markets served.

         Installment loans decreased to 23.9% of total loans at June 30, 2002 compared to 24.9% at year-end 2001. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a 1.7%, or $463,000 decline in installment loans while COMMUNITY had a decrease of 7.8%, or $1,474,000 in installment loans. In general as the overall economy has slowed in the markets we service, so has the demand for consumer based loans. Also with interest rates depressed, Management has not been aggressive to lower rates on these fixed rate loan products. Additionally, competition for installment loans continues to be strong from captive finance companies offering low to zero percent financing for extended periods. Recently, Management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

         Commercial and commercial real estate loans comprised 47.5% of total loans at June 30, 2002 compared to 45.5% at December 31, 2001. Commercial and commercial real estate loans have increased $3,650,000 or 4.4% since December 31, 2001. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

         Real estate loans were 28.6% of total loans at June 30, 2002 compared to 29.5% at year-end 2001. Real estate loans decreased 3.1% since December 31, 2001. However, COMMUNITY actually experienced an increase in real estate loans of 1.5% or $305,000. As previously mentioned, Management's position is to focus on adjustable rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

         The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2002 were approximately $201,947, or 7.0%, of the beginning balance in the allowance for loan losses. Net charge-offs for the prior year six-month period were $343,862, or 12.3% of the beginning balance in the

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

allowance for loan losses. Loans past due 90 days or more and still accruing interest and nonaccrual loans have increased moderately since December 31, 2001. Despite reducing the provision for loan losses from the prior year, the allowance as a percentage of loans has increased slightly due to the modest loan growth and decline in net charge-offs.

EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
         The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2002 decreased approximately $5,799,000, or 5.1% from year-end 2001 totals. Securities held to maturity at June 30, 2002 increased approximately $1,649,000, or 15.9% compared to year-end 2001 totals.

         In June 2002, the Company instituted a Bank Owned Life Insurance Program (BOLI) and invested approximately $5.2 million in the program. This program was funded through excess liquidity and does contain some tax advantages for the company along with a moderate level of return. The monies have been paid and split between four insurance companies to provide for diversification as of June 30, 2002. The insurance will provide a death benefit to directors and to employees of the Company both while employed and into retirement. The program is currently being underwritten and if approved by the insurance underwriters, will be further detailed in the third quarter 2002.

SOURCES OF FUNDS -- DEPOSITS
         The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2002, total core deposits increased approximately $1,215,000 due to an increase in noninterest-bearing demand and savings deposits partially offset by a decline in certificates of deposit.

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

         Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2002, certificates of deposit greater than $100,000 increased approximately $3.9 million, or 10.2% from year-end 2001 totals. The majority of this increase is due to some large deposits from municipalities.

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND
OTHER BORROWINGS
         Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


("FHLB") advances. In the first six months of 2002, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total other borrowings decreased approximately $9.5 million, or 51.5% from year-end 2001 totals. This was due to the large amount of called securities experienced and the increases in deposits.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NET INCOME
         Basic and diluted earnings per share for the six months ended June 30, 2002 was $0.48, compared with $0.43 for the six months ended March 31, 2001. Net income increased 10.6% for the six months ended June 30, 2002, compared to the same period in 2001.

NET INTEREST INCOME
         Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 6.5% for the six months ended June 30, 2002 compared to the same period in 2001. The increase was a result of the Company having a slightly larger base of average earning assets coupled with a higher net interest margin mainly due to lower depository costs.

         Total interest income for the six months ended June 30, 2002 was $11,179,000 compared to $12,525,000 for the same period in 2001. Total interest income decreased $1,346,000, or 10.7%. The decrease can be attributed to the overall lower interest rate environment that currently exists.

         Total interest expense for the six months ended June 30, 2002 when compared to the same six-month period ended June 30, 2001, decreased 26.6%, or $1,736,000. The Company has experienced a decrease in interest expense due the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001.

PROVISION FOR LOAN LOSSES
         The total provision for loan losses was $315,000 for the six months ended June 30, 2002 compared to $390,000 for the same period in 2001. Management decreased the provision in 2002 due to a decrease in net charge-offs for the fiscal year. Additionally, the loan portfolio balance remained almost unchanged since December 31, 2001.

NONINTEREST INCOME
         Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the six months ended June 30, 2002 was $887,000 compared

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


to $753,000 for the same six months period ended June 30, 2001. For the six months ended June 30, 2002 compared to the same period in 2001, noninterest income increased approximately 17.8%. The Company's secondary market real estate loan program increased $36,000 over the same period in 2001. In addition, the Company's security portfolio generated approximately $113,500 in security gains for the six months ended June 30, 2002 compared to $34,400 for the same period in 2001. Management made the decision to sell these securities based on the likelihood of the securities being called. These securities had coupons that were higher than the current market rates and so made it advantageous to sell the securities before they were called away.

NONINTEREST EXPENSE
         Noninterest expense for the six months ended June 30, 2002 increased $267,000, or 5.7% over the six months ended June 30, 2001. Salary and benefit expense, which made up the majority of the increase, increased approximately $185,000, or 7.9% for the six months ended June 30, 2002 mainly due to rising health care costs.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2002

NET INCOME
         Basic and diluted earnings per share for the three months ended June 30, 2002 was $0.26, compared with $0.24 for the three months ended March 31, 2001 an increase of 8.3%. Net income increased 9.2% for the six months ended June 30, 2002, compared to the same period in 2001.

NET INTEREST INCOME
         Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 3.2% for the three months ended June 30, 2002 compared to the same period in 2001. The increase was a result of the Company having a slightly larger base of average earning assets coupled with a higher net interest margin mainly due to lower depository costs.

         Total interest income for the three months ended June 30, 2002 was $5,546,000 compared to $6,321,000 for the same period in 2001. Total interest income decreased $775,000, or 12.3%. The decrease can be attributed to the overall lower interest rate environment that currently exists. Also, as a result of the prolonged decrease in interest rates, the Company's investment portfolio will be subject to increased volatility due to the nature of the call features in the agency portfolio. Over the past quarter the Company has experienced a higher than expected level of called securities in the investment portfolio.

         Total interest expense for the three months ended June 30, 2002 when compared to the same three-month period ended June 30, 2001, decreased 27.3%, or $874,000. The Company has experienced a decrease in interest expense due to the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001. Also the mix of deposits has shifted slightly from the traditionally higher costing certificates of deposit to lower cost deposits such as demand and savings accounts from 2001 to 2002.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



PROVISION FOR LOAN LOSSES
         The total provision for loan losses was $157,500 for the three months ended June 30, 2002 compared to $195,000 for the same period in 2001. Management decreased the provision in 2002 due to a decrease in net charge-offs for the fiscal year. Additionally, the loan portfolio balance remained almost unchanged since December 31, 2001.

NONINTEREST INCOME
         Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the three months ended June 30, 2002 was $442,000 compared to $385,000 for the same three month period ended June 30, 2001. For the three months ended June 30, 2002 compared to the same period in 2001, noninterest income increased approximately 14.8%. The Company's secondary market real estate loan program increased $47,000 over the same period in 2001. In addition, the Company's security portfolio generated approximately $67,000 in security gains for the three months ended June 30, 2002 compared to $24,000 for the same period in 2001.

NONINTEREST EXPENSE
         Noninterest expense for the three months ended June 30, 2002 decreased a modest $8,000 over the three months ended June 30, 2001. Overall, the Company experienced lower costs for the second quarter of 2002 compared to 2001. Although health care cost continues to increase for the Company, cost containment in other expense categories offset the increase in health care costs.

CAPITAL RESOURCES
         Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 2002 was $31,067,000 compared to $30,474,000 at December 31, 2001, a 1.9% increase. Total shareholders' equity in relation to total assets was 9.21% at June 30, 2002 and 8.93% at December 31, 2001. In May 2001 our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This will enable the Company, at the option of the Board of Directors, to issue a series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

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

         The minimum requirements are:


                                    TOTAL              TIER 1           TIER 1
                                   CAPITAL TO         CAPITAL TO      CAPITAL TO
                                 RISK-WEIGHTED      RISK-WEIGHTED      AVERAGE
                                    ASSETS             ASSETS          ASSETS
                               ---------------  ---------------  --------------
Well capitalized                    10.00%              6.00%           5.00%
Adequately capitalized               8.00%              4.00%           4.00%
Undercapitalized                     6.00%              3.00%           3.00%


         The following table illustrates the Company's risk-weighted capital ratios at June 30, 2002:


                                                               JUNE 30,
                      (IN THOUSANDS)                             2002
                                                           -----------------
Tier 1 capital                                               $  30,531
Total risk-based capital                                     $  33,232
Risk-weighted assets                                         $ 216,006
Average total assets                                         $ 338,002

Tier 1 capital to average assets                                 9.03%
Tier 1 risk-based capital ratio                                 14.13%
Total  risk-based capital ratio                                 15.38%




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

         For the six months ended June 30, 2002, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents decreased as a result of the purchasing of government agency securities and bank owned life insurance policies. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 90% of the portfolio compared to the 10% for held to maturity securities. The Company primarily invests in US Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 36% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

         Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The following tables present an analysis of the potential sensitivity of the Company's net present value of its financial instruments to sudden and sustained changes in the prevailing interest rates.




                     (Dollars in Thousands)                                                   (Dollars in Thousands)
--------------------------------------------------------------              -------------------------------------------------------
             NET PORTFOLIO VALUE-MARCH 31, 2002                                         NET PORTFOLIO VALUE-DECEMBER 31, 2001

        CHANGE IN RATES   $ AMOUNT       $ CHANGE       % CHANGE           CHANGE IN RATES  $ AMOUNT       $ CHANGE       % CHANGE
                          ---------------------------------------                          ----------------------------------------
             Up 200       $ 35,775       $ (5,041)        -12.35%            Up 200         $ 38,205       $ (3,349)      -8.06%
             Up 100       $ 39,549       $ (1,267)         -3.10%            Up 100         $ 42,965       $  1,411        3.40%
             Base         $ 40,816                                           Base           $ 41,554
             Down 100     $ 38,958       $ (1,858)         -4.55%            Down 100       $ 37,711       $ (3,843)      -9.25%
             Down 200     $ 35,919       $ (4,897)        -12.00%            Down 200       $ 35,921       $ (5,633)     -13.56%


                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

         The Company's NPV is equally as sensitive to decreasing rates and increasing rates. This similarity in sensitivity occurs principally because the commercial, commercial real estate and real estate portfolios are comprised of variable rate products and so would reprice within a short time frame and the interest that the company pays on deposits would react similarly as deposits generally have shorter periods to reprice. The certificate of deposit product is fixed but the interest expense associated with certificates would be somewhat offset by the fixed nature of our consumer loans and investment securities.

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



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                  Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  The following matters were submitted to a vote of security holders at the Annual meeting April 17, 2002.

                  Election of Directors for the class of 2004 to include the following:

            Michael J. Arciello    Ayes 2,527,356  Withheld 12,679
            Terry A. McGhee        Ayes 2,527,356, Withheld 12,679
            L.E. Richardson, Jr.   Ayes 2,523,597, Withheld 16,438

                  Other directors whose term continues after the annual meeting are James W. Everson, John M. Hoopingarner, Richard L. Riesbeck, and Matthew C. Thomas.


ITEM 5.  OTHER INFORMATION
                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  2              Not Applicable
                  3 (i)(ii)      Articles of Incorporation of United
                                 Bancorp, Inc. including amendments and By
                                 Laws, previously filed with the Securities
                                 and Exchange Commission on November 16,
                                 1983.
                  4              Not applicable.
                  9              Not applicable.
                  10             Reference to special severance agreement on
                                 Page 9 of the 2002 Proxy Statement
                  11             Statement regarding computation of per share
                                 earnings (included in Note 6 to the interim consolidated financial statements on page 13 of this Form 10Q.
                  21.1           Reference to The Citizens Savings Bank,
                                 Martins Ferry, Ohio, incorporated on
                                 December 31, 1902, previously filed with the Securities and Exchange Commission.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION


                  21.2 Reference to The Community Bank, Lancaster, Ohio, incorporated on August 1, 1949, previously filed with the Securities and Exchange Commission.

                  99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
                           Sarbanes-Oxley Acto of 2002.

                  99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
                           Sarbanes-Oxley Act of 2002.

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






    August 2, 2002                 By:/s/ James W. Everson
-----------------------               -----------------------------
    Date                     James W. Everson
                             Chairman, President & Chief Executive Officer






   August 2, 2002                  By:/s/ Randall M. Greenwood
-----------------------              -----------------------------
   Date                      Randall M. Greenwood
                             Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


                  99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
                           Sarbanes-Oxley Acto of 2002.

                  99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
                           Sarbanes-Oxley Act of 2002.