Form 10-Q
period 2002-09-30
UNITED BANCORP INC /OH/
filed 2002-11-14
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 2002

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            N/A           to          N/A
                                 --------------------------------------

Commission File Number:                              0-16540
                                                     -------


                              UNITED BANCORP, INC.

             (Exact name of registrant as specified in its charter.)

            OHIO                                          34-1405357
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

      COMMON STOCK, $1.00 PAR VALUE 3,118,628 SHARES AS OF OCTOBER 29, 2002
      ---------------------------------------------------------------------

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


PART I FINANCIAL INFORMATION (UNAUDITED)

   ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets.......................................................3

     Condensed Consolidated Statements of Income.................................................4

     Condensed Consolidated Statements of Shareholders' Equity...................................5

     Condensed Consolidated Statements of Cash Flows.............................................6

     Notes to the Condensed Consolidated Financial Statements...............................7 - 13

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................................14 - 23

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......................24 - 25

   ITEM 4. Controls and Procedures..............................................................26

PART II  OTHER INFORMATION

   ITEM 1.
     Legal Proceedings..........................................................................27

   ITEM 2.
     Changes in Securities and Use of Proceeds..................................................27

   ITEM 3.
     Default Upon Senior Securities.............................................................27

   ITEM 4.
     Submission of Matters to a Vote of Security Holders........................................27

   ITEM 5.
     Other Information..........................................................................27

   ITEM 6.
     Exhibits and Reports on Form 8-K...........................................................27

   SIGNATURES...................................................................................28

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


PART I
FINANCIAL INFORMATION

                                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                                           2002                    2001
                                                                                       -------------           -------------
ASSETS
Cash and due from financial institutions                                               $   9,244,774           $   9,427,756
Federal funds sold                                                                         8,581,000              13,962,000
                                                                                       -------------           -------------
Total cash and cash equivalents                                                           17,825,774              23,389,756

Securities available for sale                                                            115,365,581             114,044,617
Securities held to maturity
(Estimated fair value of $12,868,654 at 09/30/02 and $10,617,845 at 12/31/01)             12,034,683              10,378,811
Loans receivable
  Commercial loans                                                                        19,712,932              21,502,208
  Commercial real estate loans                                                            66,542,378              61,962,953
  Real estate loans                                                                       53,411,291              54,153,041
  Installment loans                                                                       45,239,093              45,721,401
                                                                                       -------------           -------------
    Total loans receivable                                                               184,905,694             183,339,603
Allowance for loan losses                                                                 (3,053,104)             (2,879,065)
                                                                                       -------------           -------------
    Net loans receivable                                                                 181,852,590             180,460,538
Premises and equipment, net                                                                9,096,384               9,083,891
Bank owned life insurance                                                                  6,615,099
Accrued interest receivable and other assets                                               4,236,066               3,959,582
                                                                                       -------------           -------------

  Total Assets                                                                         $ 347,026,177           $ 341,317,195
                                                                                       =============           =============

LIABILITIES
Demand deposits
  Noninterest-bearing                                                                  $  27,056,436           $  26,297,805
  Interest-bearing                                                                        48,687,862              42,423,962
Savings deposits                                                                          50,742,869              49,396,199
Time deposits - under $100,000                                                           123,597,622             126,820,233
Time deposits - $100,000 and over                                                         40,415,733              38,437,724
                                                                                       -------------           -------------
    Total deposits                                                                       290,500,522             283,375,923
Securities sold under agreements to repurchase                                             7,532,012               7,811,230
Other borrowed funds                                                                      15,661,816              18,415,230
Accrued expenses and other liabilities                                                     1,481,290               1,240,617
                                                                                       -------------           -------------
    Total Liabilities                                                                    315,175,640             310,843,000

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 shares authorized and unissued
Common stock - $1 Par Value: 10,000,000 shares authorized;
  3,249,227  issued                                                                        3,249,227               3,249,227
Additional paid in capital                                                                23,655,167              23,619,610
Retained earnings                                                                          6,042,410               5,044,540
Treasury stock -  130,599 shares in 2002 and 85,791 shares in 2001 at cost                (1,435,983)               (864,775)
Shares held by deferred compensation plan - 39,475 shares at cost
in 2002 and 36,550 in 2001                                                                  (553,395)               (517,838)
Accumulated other comprehensive income (loss), net of tax                                    893,111                 (56,569)
                                                                                       -------------           -------------
  Total Shareholders' Equity                                                              31,850,537              30,474,195
                                                                                       -------------           -------------

  Total Liabilities and Shareholders' Equity                                           $ 347,026,177           $ 341,317,195
                                                                                       =============           =============

    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                              2002                 2001              2002                 2001
                                                          -------------        -------------     -------------        -------------
Interest and dividend income
  Loans, including fees                                    $ 3,645,649          $ 4,083,136       $11,044,815          $12,690,766
  Taxable securities                                         1,297,166            1,764,431         4,369,493            5,000,524
  Non-taxable securities                                       314,669              275,855           838,402              817,051
  Other interest and dividend income                           124,150               79,502           308,129              219,131
                                                           -----------          -----------       -----------          -----------
      Total interest and dividend income                     5,381,634            6,202,924        16,560,839           18,727,472

Interest expense
  Deposits
    Demand                                                     128,440              200,712           372,491              708,739
    Savings                                                    101,990              175,141           312,538              588,506
    Time                                                     1,907,318            2,398,339         5,929,174            7,083,658
  Other borrowings                                             152,138              309,369           462,622            1,225,308
                                                           -----------          -----------       -----------          -----------
      Total interest expense                                 2,289,886            3,083,561         7,076,825            9,606,211
                                                           -----------          -----------       -----------          -----------

Net interest income                                          3,091,748            3,119,363         9,484,014            9,121,261

Provision for loan losses                                      157,500              195,000           472,500              585,000
                                                           -----------          -----------       -----------          -----------

Net interest income after provision for loan losses          2,934,248            2,924,363         9,011,514            8,536,261

Noninterest income
  Service charges on deposit accounts                          235,187              224,273           698,167              667,667
  Gains/losses on sales of securities                            9,493              122,997            34,358
  Other income                                                 226,542              171,179           537,536              446,899
                                                           -----------          -----------       -----------          -----------
      Total noninterest income                                 471,222              395,452         1,358,700            1,148,924
                                                           -----------          -----------       -----------          -----------

Noninterest expense
  Salaries and employee benefits                             1,254,251            1,162,142         3,785,734            3,508,865
  Occupancy and equipment                                      373,174              383,502         1,108,466            1,125,295
  Other expenses                                               830,830              811,960         2,509,277            2,401,411
                                                           -----------          -----------       -----------          -----------
      Total noninterest expense                              2,458,255            2,357,604         7,403,477            7,035,571

Income before income taxes                                     947,215              962,211         2,966,737            2,649,614
  Income tax expense                                           211,600              284,214           746,763              629,608
                                                           -----------          -----------       -----------          -----------

Net income                                                 $   735,615          $   677,997       $ 2,219,974          $ 2,020,006
                                                           ===========          ===========       ===========          ===========

Earnings per common share - Basic                          $      0.24          $      0.22       $      0.72          $      0.64
Earnings per common share - Diluted                        $      0.24          $      0.22       $      0.71          $      0.64
Dividends per common share                                 $      0.13          $      0.12       $      0.39          $      0.37

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                                               COMMON                               TREASURY
                                                               STOCK               ADDITIONAL       STOCK AND
                                                                                     PAID IN        DEFERRED       RETAINED
                                                        SHARES       DOLLARS         CAPITAL          PLAN         EARNINGS
                                                    ------------   ------------    ------------   ------------   ------------

BALANCE AT JANUARY 1, 2001                            3,192,239    $ 3,094,882     $21,699,632    $  (695,002)   $ 5,852,284
Net income                                                                                                         2,219,974
    Net change in unrealized gain/(loss) on
     securities available for sale

  Comprehensive income
Shares purchased for deferred compensation plan          (7,138)                        84,787        (84,787)
Purchases of treasury stock, at cost                    (53,207)                                     (581,211)
Cash dividends - $0.37 per share                                                                                  (1,189,595)
                                                    ------------   ------------    ------------   ------------   ------------
BALANCE AT SEPTEMBER 30, 2001                         3,131,894    $ 3,094,882     $21,784,419    $(1,361,000)   $ 6,882,663
                                                    ============   ============    ============   ============   ============
BALANCE AT JANUARY 1, 2002                            3,126,886    $ 3,249,227     $23,619,610    $(1,382,613)   $ 5,044,540
Net income                                                                                                         2,219,974
    Net change in unrealized gain/(loss) on
     securities available for sale
  Comprehensive income (loss)
Shares purchased for deferred compensation plan         (6,456)                         85,397        (85,397)
Shares distributed from deferred compensation plan        3,531                        (49,840)        49,840
Purchases of treasury stock, at cost                    (44,808)                                     (571,208)
Cash dividends - $0.39 per share                                                                                  (1,222,104)
                                                    ------------   ------------    ------------   ------------   ------------
BALANCE AT SEPTEMBER 30, 2002                         3,079,153    $ 3,249,227     $23,655,167    $(1,989,378)   $ 6,042,410
                                                    ============   ============    ============   ============   ============



                                                        ACCUMULATED
                                                           OTHER
                                                       COMPREHENSIVE
                                                           INCOME        TOTAL
                                                       ------------   ------------

BALANCE AT JANUARY 1, 2001                             $ (1,272,709)  $28,679,087
Net income                                                              2,219,974
    Net change in unrealized gain/(loss) on
     securities available for sale                        2,143,470     2,143,470
                                                                      ------------
  Comprehensive income                                                  4,363,444
Shares purchased for deferred compensation plan
Purchases of treasury stock, at cost                                     (581,211)
Cash dividends - $0.37 per share                                       (1,189,595)
                                                       ------------   ------------
BALANCE AT SEPTEMBER 30, 2001                          $   870,761    $31,271,725
                                                       ============   ============
BALANCE AT JANUARY 1, 2002                             $   (56,569)   $30,474,195
Net income                                                              2,219,974
    Net change in unrealized gain/(loss) on
     securities available for sale                         949,680        949,680
                                                                      ------------
  Comprehensive income (loss)                                           3,169,654
Shares purchased for deferred compensation plan
Shares distributed from deferred compensation plan
Purchases of treasury stock, at cost                                     (571,208)
Cash dividends - $0.39 per share                                       (1,222,104)
                                                       ------------   ------------
BALANCE AT SEPTEMBER 30, 2002                          $   893,111    $31,850,537
                                                       ============   ============

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                2002                  2001
                                                                          --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  2,219,974           $  2,020,006
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                             638,436                684,724
      Provision for loan losses                                                 472,500                585,000
      Deferred taxes                                                            (74,377)                27,475
      Bank owned life insurance income                                          (87,545)
      Federal Home Loan Bank stock dividend                                    (132,900)              (185,500)
      Net realized gains on sales or calls of securities                       (122,997)               (34,358)
      (Accretion)/amortization of securities, net                               (34,240)               (29,274)
      Net realized (gains)/losses on sales of loans                             (63,776)               (49,744)
      Net realized (gains)/losses on sale of real estate owned                   (6,693)               (23,508)
      Amortization of mortgage servicing rights                                  55,868                 44,325
      Net changes in accrued interest receivable and other assets              (391,565)              (435,434)
      Net changes in accrued expenses and other liabilities                     (92,319)              (458,678)
                                                                           ------------           ------------
      Net cash from operating activities                                      2,380,366              2,145,034

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                      34,753,322              5,480,956
  Maturities, prepayments and calls                                          54,491,357             38,990,063
  Purchases                                                                 (88,855,524)           (67,363,773)
Securities held to maturity
  Maturities, prepayments and calls                                           2,500,000
  Purchases                                                                  (1,637,004)            (1,022,305)
Purchase of bank owned life insurance                                        (6,527,554)
Net change in loans                                                          (1,864,552)            11,318,149
Purchases of premises and equipment                                            (630,941)              (408,842)
Proceeds from sale of real estate owned                                          27,893                315,502
                                                                           ------------           ------------
      Net cash from investing activities                                    (10,243,003)           (10,190,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                        7,124,599             16,040,782
Net change in short-term borrowings                                          (3,856,694)            (5,806,450)
Proceeds from long term debt                                                  1,722,987              1,354,611
Principal payments on long-term debt                                           (898,925)              (684,883)
Treasury stock purchases                                                       (571,208)              (581,211)
Cash dividends paid                                                          (1,222,104)            (1,189,595)
                                                                           ------------           ------------
      Net cash from financing activities                                      2,298,655              9,133,254
                                                                           ------------           ------------

Net change in cash and cash equivalents                                      (5,563,982)             1,088,038

Cash and cash equivalents at beginning of year                               23,389,756             10,694,118
                                                                           ------------           ------------

Cash and cash equivalents at end of period                                 $ 17,825,774           $ 11,782,156
                                                                           ============           ============

     Interest paid                                                         $  7,225,836           $  9,451,726
     Income taxes paid                                                          810,346                700,011

    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at September 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2001 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2001 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

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

         COMPREHENSIVE INCOME:

                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Other comprehensive income components net of related taxes are as follows:

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                              2002                2001                2002                2001
                                                          -------------       -------------       -------------       --------------
Other comprehensive income:
      Unrealized holding gains(losses) on available
        for sale securities arising during period          $   695,661         $ 1,577,043         $ 1,561,906         $ 3,281,817
      Reclassification adjustment for gains
       later recognized in income                               (9,493)                 80            (122,997)            (34,358)
                                                           -----------         -----------         -----------         -----------
                                                               686,168           1,577,123           1,438,909           3,247,459

Tax effect                                                    (233,297)           (535,966)           (489,229)         (1,103,989)
                                                           -----------         -----------         -----------         -----------

Other comprehensive income (loss)                          $   452,871         $ 1,041,157         $   949,680         $ 2,143,470
                                                           ===========         ===========         ===========         ===========

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       SECURITIES:

                  Securities were as follows:

                                                                       GROSS                 GROSS
                                                 AMORTIZED           UNREALIZED            UNREALIZED            ESTIMATED
                                                   COST                GAINS                 LOSSES              FAIR VALUE
                                              ---------------      ---------------       ---------------       ---------------
AVAILABLE FOR SALE - SEPTEMBER 30, 2002
US Agency obligations                          $  82,890,981        $     896,157         $     (33,054)        $  83,754,084
State and Municipal obligations                   18,690,047              466,734                (7,620)           19,149,161
Mortgage-backed securities                         8,168,189               18,191                (5,398)            8,180,982
Collateralized mortgage obligations                  504,447              504,447
Other securities                                   3,758,719               18,188                                   3,776,907
                                               -------------        -------------         -------------         -------------
                                               $ 114,012,383        $   1,399,270         $     (46,072)        $ 115,365,581
                                               =============        =============         =============         =============

AVAILABLE FOR SALE - DECEMBER 31, 2001
US Agency obligations                          $  99,893,474        $     508,193         $    (911,894)        $  99,489,773
State and Municipal obligations                   10,463,516              293,400                (8,563)           10,748,353
Mortgage-backed securities                           148,938                3,794                     -               152,732
Other securities                                   3,624,400               29,359                     -             3,653,759
                                               -------------        -------------         -------------         -------------
                                               $ 114,130,328        $     834,746         $    (920,457)        $ 114,044,617
                                               =============        =============         =============         =============

HELD TO MATURITY - SEPTEMBER 30, 2002
State and Municipal obligations                $  12,034,683        $     833,971                               $  12,868,654
                                               =============        =============         =============         =============

HELD TO MATURITY - DECEMBER 31, 2001
State and Municipal obligations                $  10,378,811        $     293,163         $     (54,129)        $  10,617,845
                                               =============        =============         =============         =============




         Sales of securities available for sale were as follows:

                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                           SEPTEMBER 30,                        SEPTEMBER 30,
                       2002           2001                 2002               2001
                   -------------  -------------        -------------      -------------
Proceeds            $15,464,333                         $34,753,322        $ 5,480,956
Gross gains               9,493                             122,997             34,358
Gross losses

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       SECURITIES: (CONTINUED)

                  Contractual maturities of securities at September 30, 2002 were as follows:

AVAILABLE FOR SALE                          AMORTIZED           ESTIMATED
                                              COST              FAIR VALUE
                                          --------------      --------------
US Agency obligations
  Under 1 Year
  1 - 5   Years                            $  5,682,005        $  5,784,704
  5 - 10  Years                              18,731,701          18,997,423
 Over 10  Years                              58,477,275          58,971,957
                                           ------------        ------------
  Total                                      82,890,981          83,754,084
                                           ------------        ------------
State and municipal obligations
  Under 1 Year                                5,137,558           5,183,425
  1 - 5   Years                               2,995,925           3,109,982
  5 - 10  Years                               4,317,780           4,508,654
 Over 10  Years                               6,238,784           6,347,100
                                           ------------        ------------
  Total                                      18,690,047          19,149,161
                                           ------------        ------------
Mortgage backed securities
  5 - 10 Years                                2,705,151           2,713,184
 Over 10 Years                                5,463,038           5,467,798
                                           ------------        ------------
   Total                                      8,168,189           8,180,982
                                           ------------        ------------
Collateralized mortgage obligations
  5 - 10 Years                                  504,447             504,447
                                           ------------        ------------
   Total                                        504,447             504,447
                                           ------------        ------------
Other investments
  Equity securities                           3,758,719           3,776,907
                                           ------------        ------------

Total securities available for sale        $114,012,383        $115,365,581
                                           ============        ============

HELD TO MATURITY

State and municipal obligations
  Under 1 Year                                   50,000              51,601
  1 - 5   Years                               4,026,038           4,308,618
  5 - 10  Years                               3,311,870           3,617,385
  Over 10 Years                               4,646,775           4,891,050
                                           ------------        ------------
Total securities held to maturity          $ 12,034,683        $ 12,868,654
                                           ============        ============

Securities with a carrying value of approximately $58,094,000 at September 30, 2002 and $58,818,000 at December 31, 2001 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       ALLOWANCE FOR LOAN LOSSES

                  The activity in the allowance for loan losses was as follows:

                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                   2002                2001                2002                2001
                                               -------------       -------------       -------------       -------------
Beginning Balance                               $ 2,992,118         $ 2,839,270         $ 2,879,065         $ 2,790,133
  Provision charged to operating expense            157,500             195,000             472,500             585,000
  Loans charged-off                                (154,015)           (351,276)           (470,691)           (879,829)
  Recoveries                                         57,501             101,233             172,230             288,923
                                                -----------         -----------         -----------         -----------
Ending Balance                                  $ 3,053,104         $ 2,784,227         $ 3,053,104         $ 2,784,227
                                                ===========         ===========         ===========         ===========




                  Non-performing loans were as follows:


                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2002              2001
                                                   ------------      ------------
Loans past due over 90 days still on accrual        $  432,000        $  157,000
Nonaccrual Loans                                     1,047,000           661,000


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

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (CONTINUED)

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2002 and December 31, 2001 follows:

                                          SEPTEMBER 30,       DECEMBER 31,
                                              2002               2001
                                          -------------      -------------
Commitments to extend credit               $22,852,406        $18,779,162
Credit card and ready reserve lines          1,440,066          1,275,919
Standby letters of credit                      490,200            471,000

                  At September 30, 2002, and included above, commitments to make fixed-rate loans totaled $2,222,452 with the interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%. At December 31, 2001, commitments to make fixed rate loans totaled $2,416,731 with interest rates on those fixed-rate commitments ranging from 6.50% to 10.00%.

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

                  The FASB issued SFAS No. 143, which addresses the accounting for asset retirement obligations. The Company does not believe this standard will have a material affect on its financial position or results of operations.

                  On January 1, 2002, the Company adopted SFAS No. 144, which addresses impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Company is not material.

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not believe this statement will have a material effect on its financial position or results of operations.

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. The Company does not believe this statement will have a material effect on its financial position or results of operations.

                  SFAS No. 147, "Acquisition of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of the Company was not material.


6.       EARNINGS PER SHARE

                  The factors used in the earnings per share computation were as follows:

                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                                   2002              2001              2002              2001
                                                                ----------        ----------        ----------        ----------
BASIC
     Net income                                                 $  735,559        $  677,997        $2,219,918        $2,020,006
                                                                ==========        ==========        ==========        ==========

     Weighted average common shares outstanding                  3,079,576         3,132,801         3,100,097         3,148,140
                                                                ==========        ==========        ==========        ==========

     Basic earnings per common share                            $     0.24        $     0.22        $     0.72        $     0.64
                                                                ==========        ==========        ==========        ==========

DILUTED
     Net income                                                 $  735,559        $  677,997        $2,219,918        $2,020,006
                                                                ==========        ==========        ==========        ==========

     Weighted average common shares outstanding for
           basic earnings per common share                       3,079,576         3,132,801         3,100,097         3,148,140
     Add:  Dilutive effects of assumed exercise of stock
           options                                                   9,378             6,858             9,305             3,430
                                                                ----------        ----------        ----------        ----------

     Average shares and dilutive potential common shares         3,088,954         3,139,659         3,109,402         3,151,570
                                                                ==========        ==========        ==========        ==========

     Diluted earnings per common share                          $     0.24        $     0.22        $     0.71        $     0.64
                                                                ==========        ==========        ==========        ==========

Number of stock options not considered in computing
   diluted earnings per share due to antidilutive nature            20,056            20,056            20,056            20,056

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of September 30, 2002, as compared to December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 compared to the same periods in 2001. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

--       1902              Original banking charter granted for The German
                           Savings Bank (changed in 1917 to The Citizens Savings
                           Bank).
--       1974              Construction of a full-service branch banking
                           facility 6 miles west in Colerain, Ohio.
--       1978              Construction of a full-service branch banking
                           facility 2 miles south in Bridgeport, Ohio.
--       1980              Construction of a limited-service auto-teller banking
                           location in Martins Ferry, Ohio.
--       1983              Creation of United Bancorp, Inc. as a single-bank
                           holding company through acquisition of 100% of the
                           voting stock of The Citizens Savings Bank of Martins
                           Ferry, Ohio ("CITIZENS"). Also, began operation of
                           Automated Teller Machine ("ATM") in Aetnaville, Ohio.
--       1984              CITIZENS opened a newly constructed 21,500 square
                           foot main-office facility in Martins Ferry, Ohio,
                           adjacent to the auto-teller facility built in 1980.
--       1986              United Bancorp, Inc. became a multi-bank holding
                           company through the acquisition of 100% of the voting
                           stock of The Citizens-State Bank of Strasburg,
                           Strasburg, Ohio, merged into CITIZENS in 1999.
--       1990              CITIZENS converted from third-party data processing
                           to in-house data processing. CITIZENS constructed a
                           full-service branch bank 6 miles south of Strasburg
                           in Dover, Ohio.
--       1992              CITIZENS acquired two branch bank locations in New
                           Philadelphia and Sherrodsville, Ohio.
--       1993              CITIZENS relocated Data Processing, Accounting and
                           Bookkeeping to a renovated Operations Center across
                           from the main office in Martins Ferry, Ohio.
--       1994              CITIZENS purchased a branch bank in Dellroy, Ohio.
--       1996              CITIZENS converted to check imaging and optical
                           character recognition for data processing.
--       1997              CITIZENS opened a full-service Retail Banking Center
                           inside Riesbeck's Food Markets, Inc.'s St.
                           Clairsville, Ohio store. Additionally, CITIZENS
                           introduced a Secondary Market Real Estate Mortgage
                           Program available for all locations and introduced a
                           MasterCard(R) Check Card to the local market area.
--       1998              CITIZENS increased ATM network by four cash dispenser
                           machines in various Riesbecks' Food Markets. (Three
                           were later removed)
--       1998              Effective July 7, 1998, the acquisition of Southern
                           Ohio Community Bancorporation, Inc. was completed and
                           The Community Bank, Glouster, Ohio ("COMMUNITY") was
                           added as a separate banking charter to the Company.
--       1999              January 28, 1999 CITIZENS acquired a full service
                           banking facility in Jewett, Ohio
--       1999              March 1999 COMMUNITY opened a Loan Production Office
                           in Lancaster, Ohio.
--       1999              CITIZENS established a full service brokerage
                           division to be known as UVEST with securities
                           provided through Raymond James Financial Services,
                           Inc., member NASD/SIPC.
--       1999              COMMUNITY moved their main office to Lancaster, Ohio.
--       2000              CITIZENS purchased adjoining property and expanded
                           Operations Center by 1500 square feet.
--       2000              COMMUNITY opened a new branch in Lancaster and their
                           auto teller for the main office.
--       2000              CITIZENS and COMMUNITY introduced Electronic Internet
                           Banking and Bill Payment.
--       2001              CITIZENS and COMMUNITY introduced Electronic Cash
                           Management Services.
--       2002              CITIZENS and COMMUNITY upgraded check image system.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         ANALYSIS OF FINANCIAL CONDITION

         EARNING ASSETS - LOANS
                  At September 30, 2002, gross loans were $184,906,000 compared to $183,340,000 at year-end 2001, an increase of $1,566,000. The relatively small growth in total outstanding loans was the result of a decline in the real estate, installment portfolios and commercial loans offset from growth in the commercial real estate portfolios. Management attributes the overall static loan balance to the general economic slow-down in the lending markets served and to competitive pricing in the markets served.

                  Installment loans were 24.5% of total loans at September 30, 2002 compared to 24.9% at year-end 2001. The installment lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a 2.7%, or $728,000 increase in installment loans while COMMUNITY experienced a decrease of 6.4%, or $1,210,000 in installment loans. In general as the overall economy has slowed in the markets we service, so has the demand for consumer based loans. Also with interest rates depressed, Management has not been aggressive to lower rates on these fixed rate loan products. Additionally, competition for installment loans continues to be strong from captive finance companies offering low to zero percent financing for extended periods. Management has employed the strategy of focusing on adjustable rate commercial loan products to position the Company for an eventual rise in interest rates.

                  Commercial and commercial real estate loans comprised 46.6% of total loans at September 30, 2002 compared to 45.5% at December 31, 2001. Commercial and commercial real estate loans have increased $2,790,000 or 3.3% since December 31, 2001. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

                  Real estate loans were 28.9% of total loans at September 30, 2002 compared to 29.5% at year-end 2001. Real estate loans decreased 1.4% since December 31, 2001. However, COMMUNITY experienced an increase in real estate loans of 8.7% or $1,759,000. Management's position is to focus on adjustable rate products as the overall rate environment reaches historically low levels with the intent these products will adjust as interest rates rise.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2002 were

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         approximately $298,000, or 10.4%, of the beginning balance in the allowance for loan losses. Net charge-offs for the prior year nine-month period were approximately $591,000, or 21.2%, of the beginning balance in the allowance for loan losses. Loans past due 90 days or more and still accruing interest and nonaccrual loans have increased since December 31, 2001. The majority of these loans are residential mortgages and commercial real estate loans. Management does not expect to experience material losses with these loans. Subsequent to the September 30, 2002 reporting date approximately $270,000 of loans past due 90 days or more has been paid off and an additional $277,000 in nonaccrual loan property has been repossessed. Despite reducing the provision for loan losses from the prior year, the allowance as a percentage of loans has increased slightly due to the modest loan growth and decline in net charge-offs.

         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at September 30, 2002 increased approximately $1,321,000, or 1.2% from year-end 2001 totals. Securities held to maturity at September 30, 2002 increased approximately $1,655,000, or 16.0% compared to year-end 2001 totals.

                  In June 2002, the Company instituted a Bank Owned Life Insurance Program (BOLI) and invested approximately $6.6 million in the program. This program was funded through excess liquidity and does contain some tax advantages for the Company along with a moderate level of return. The monies have been paid and allocated between several insurance companies to provide for diversification as of September 30, 2002. The insurance will provide a death benefit to directors and to employees of the Company and to the two subsidiary banks.

         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2002, total core deposits increased approximately $5,146,590 due to an increase in interest-bearing demand and savings deposits offset by a decline in certificates of deposit.

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

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2002, certificates of deposit greater than $100,000 increased approximately $2.0 million, or 5.2% from year-end 2001 totals. The majority of this increase is due to some large deposits from municipalities.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND
                  OTHER BORROWINGS
                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first nine months of 2002, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total other borrowings decreased approximately $2.8 million, or 15.0% from year-end 2001 totals. This was due to the heavy volume of called securities experienced during 2002 and the increases in deposits.

         RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         NET INCOME
                  Basic earnings per share for the nine months ended September 30, 2002 was $0.72, compared with $0.64 for the nine months ended September 30, 2001 or a 12.5% increase. Diluted earnings per share for the nine months ended September 30, 2002 was $0.71, compared with $0.64 for the nine months ended September 30, 2001 or a 10.9% increase.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 3.9% for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was a result of the Company having a slightly larger base of average earning assets coupled with a higher net interest margin mainly due to lower depository costs.

                  Total interest income for the nine months ended September 30, 2002 was $16,561,000 compared to $18,727,000 for the same period in 2001. Total interest income decreased $2,166,000, or 11.6%. The decrease can be attributed to the overall lower interest rate environment experienced to date in 2002.

                  Total interest expense for the nine months ended September 30, 2002 when compared to the same nine-month period ended September 30, 2001, decreased 26.3%, or $2,529,000. The Company has experienced a decrease in interest expense due the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001.

         PROVISION FOR LOAN LOSSES
                  The total provision for loan losses was $472,500 for the nine months ended September 30, 2002 compared to $585,000 for the same period in 2001. Management decreased the provision in 2002 due to a decrease in net charge-offs for the fiscal year. Despite reducing the provision for loan losses from the prior year, the allowance as a percentage of loans has increased slightly due to the modest loan growth and decline in net charge-offs.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                  Loans past due 90 days or more and still accruing interest and nonaccrual loans have increased since December 31, 2001. The majority of these loans are residential mortgages and commercial real estate loans. Management does not expect to experience material losses with these loans. Subsequent to the September 30, 2002 reporting date, approximately $270,000 of loans past due 90 days or more has been paid off and an additional $277,000 in nonaccrual loan property has been repossessed.

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the nine months ended September 30, 2002 was $1,358,000 compared to $1,148,000 for the same nine months period ended September 30, 2001. For the nine months ended September 30, 2002 compared to the same period in 2001, noninterest income increased approximately 18.3%. The Company's two affiliates invested in Bank Owned Life Insurance on June 30, 2002. To date, the Company has recognized $88,000 of income related to this product. Fee income from the Company's secondary market real estate loan program increased $41,000 over the same period in 2001. In addition, the Company's security portfolio generated approximately $123,000 in security gains for the nine months ended September 30, 2002 compared to $34,400 for the same period in 2001. Management made the decision to sell these securities based on the likelihood of the securities being called. These securities had coupons that were higher than the current market rates and so made it advantageous to sell the securities before they were called away during the falling rate environment.

         NONINTEREST EXPENSE
                  Noninterest expense for the nine months ended September 30, 2002 increased $368,000, or 5.2% over the nine months ended September 30, 2001. Salary and health care expense, which made up the majority of the increase, increased approximately $277,000, or 7.9% for the nine months ended September 30, 2002 mainly due to rising health care costs.

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2002

         NET INCOME
                  Basic and diluted earnings per share for the three months ended September 30, 2002 was $0.24, compared with $0.22 for the three months ended September 30, 2001 or a 9.1% increase.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased .98% for the three months ended September 30, 2002 compared to the same period in 2001. The decrease was a result of the Company's higher yielding securities being sold or called and replaced with lower yielding securities. This was somewhat offset by the Company having a larger average earning asset base than the prior year.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



                  Total interest income for the three months ended September 30, 2002 was $5,382,000 compared to $6,203,000 for the same period in 2001. Total interest income decreased $821,000, or 13.2%. The decrease can be attributed to the overall lower interest rate environment that currently exists. Also, as a result of the prolonged decrease in interest rates, the Company's investment portfolio will be subject to increased volatility due to the nature of the call features in the agency portfolio. Over the past quarter the Company has experienced a higher than expected level of called securities in the investment portfolio.

                  Total interest expense for the three months ended September 30, 2002 when compared to the same three-month period ended September 30, 2001, decreased 25.7%, or $794,000. The Company has experienced a decrease in interest expense due to the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001. Also the mix of deposits has shifted slightly from the traditionally higher costing certificates of deposit to lower cost deposits such as demand and savings accounts from 2001 to 2002.

         PROVISION FOR LOAN LOSSES
                  The total provision for loan losses was $157,500 for the three months ended September 30, 2002 compared to $195,000 for the same period in 2001. Management decreased the provision in 2002 due to a decrease in net charge-offs for the fiscal year. Despite reducing the provision for loan losses from the prior year, the allowance as a percentage of loans has increased slightly due to the modest loan growth and decline in net charge-offs. Loans past due 90 days or more and still accruing interest and nonaccrual loans have increased. The majority of these loans are residential mortgages and commercial real estate loans. Management does not expect to experience material losses with these loans. Subsequent to the September 30, 2002 reporting date approximately $270,000 of loans past due 90 days or more has been paid off and an additional $277,000 in nonaccrual loan property has been repossessed.

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the three months ended September 30, 2002 was $471,000 compared to $395,000 for the same three month period ended September 30, 2001. For the three months ended September 30, 2002 compared to the same period in 2001, noninterest income increased approximately 19.2%. The Company's Bank Owned Life Insurance generated approximately $88,000 in income for the three months ended September 30, 2002.

         NONINTEREST EXPENSE
                  Noninterest expense for the three months ended September 30, 2002 increased a modest $101,000, or 4.3%, over the three months ended September 30, 2001. The majority of this increase was health care costs, which continue to increase for the Company.

         CAPITAL RESOURCES
                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 2002 was $31,851,000 compared to $30,474,000 at December 31, 2001, a 4.5% increase. Total shareholders' equity in relation to

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         total assets was 9.2% at September 30, 2002 and 8.9% at December 31, 2001. In May 2001 our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This will enable the Company, at the option of the Board of Directors, to issue a series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

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


                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS





                  The following table illustrates the Company's risk-weighted capital ratios at September 30, 2002:




                                                                  SEPTEMBER 30,
                                    (in thousands)                    2002
                                                                ---------------
            Tier 1 capital                                      $    30,866
            Total risk-based capital                            $    33,614
            Risk-weighted assets                                $   221,393
            Average total assets                                $   339,846

            Tier 1 capital to average assets                           9.08%
            Tier 1 risk-based capital ratio                           13.94%
            Total risk-based capital ratio                            15.18%





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

                  For the nine months ended September 30, 2002, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents decreased as a result of the purchasing of government agency securities and bank owned life insurance policies. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

         INFLATION
                  Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (UNAUDITED)

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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 91% of the portfolio compared to the 9% for held to maturity securities. The Company primarily invests in US Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed and collateral-backed securities. Due to total securities approximating 37% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

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




              (Dollars in Thousands)                                                      (Dollars in Thousands)
----------------------------------------------------                --------------------------------------------------------------
       NET PORTFOLIO VALUE-SEPTEMBER 30, 2002                                     NET PORTFOLIO VALUE-DECEMBER 31, 2001
CHANGE IN RATES     $ AMOUNT     $ CHANGE   % CHANGE                CHANGE IN RATES        $ AMOUNT        $ CHANGE       % CHANGE
                   ---------------------------------                                       ---------------------------------------
Up 200               $29,450     $  (197)     -0.66%                Up 200                  $38,205        $(3,349)        -8.06%

Up 100               $31,927     $ 2,280       7.69%                Up 100                  $42,965        $ 1,411          3.40%

Base                 $29,647                                        Base                    $41,554

Down 100             $28,032     $(1,615)     -5.45%                Down 100                $37,711        $(3,843)        -9.25%

Down 200             $27,709     $(1,938)     -6.54%                Down 200                $35,921        $(5,633)       -13.56%


                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (UNAUDITED)



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

                              UNITED BANCORP, INC.
                             CONTROLS AND PROCEDURES


ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman, President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5.  OTHER INFORMATION
                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
       (a)     Exhibits

                  3.1 Amended Articles of Incorporation of United Bancorp, Inc. (incorporated herein by reference to the company's DEF 14A filed with the Securities and Exchange Commission on March 14, 2001)

                  3.2 Amended Code of Regulations of United Bancorp, Inc. (incorporated herein by reference to the company's DEF 14A filed with the Securities and Exchange Commission on March 14, 2001)

                  4.0 Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

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





            October 31, 2002                        By: /s/ James W. Everson
----------------------------------                      ------------------------
            Date                                    James W. Everson
                                                    Chairman, President & Chief
                                                    Executive Officer






            October 31, 2002                        By: /s/ Randall M. Greenwood
----------------------------------                      ------------------------
            Date                                    Randall M. Greenwood
                                                    Senior Vice President and
                                                    Chief Financial Officer

                              UNITED BANCORP, INC.
                                 CERTIFICATIONS

         I, James W. Everson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of United Bancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002
    --------------------------------------------------------------------
By /s/ James W. Everson
  ---------------------------------------------------------------------
   James W. Everson, Chairman, President and Chief Executive Officer

                              UNITED BANCORP, INC.
                                 CERTIFICATIONS

         I, Randall M. Greenwood, certify that:

         6. I have reviewed this quarterly report on Form 10-Q of United Bancorp, Inc.;

         7. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         8. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         9. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         10. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002
    --------------------------------------------------------------------
By /s/ Randall M. Greenwood
  ---------------------------------------------------------------------
 Randall M. Greenwood, Senior Vice President and Chief Financial Officer

                               10-Q EXHIBIT INDEX



        EXHIBIT NO.          DESCRIPTION


           3.1 Amended Articles of Incorporation of United Bancorp, Inc. (incorporated herein by reference to the company's DEF 14A filed with the Securities and Exchange Commission on March 14, 2001)

           3.2             Amended Code of Regulations of United Bancorp, Inc.
                           (incorporated herein by reference to the company's DEF 14A filed with the Securities and Exchange Commission on March 14,2001)

           4.0 Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002