Form 10-K
period 2002-12-31
UNITED BANCORP INC /OH/
filed 2003-03-27
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM N/A TO N/A

                         COMMISSION FILE NUMBER 0-16540

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its Charter.)

               OHIO                                             34-1405357
 (State or other jurisdiction of                              (IRS) Employer
  incorporation or organization)                            Identification No.)

201 SOUTH FOURTH STREET, MARTINS FERRY, OHIO                        43935
  (Address of principal executive offices)                        (ZIP Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (740) 633-0445

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, PAR VALUE $1.00 A SHARE           NASDAQ REGULAR MARKET (SMALLCAP)
          (Title of class)                      (Name of each exchange on which
                                                          registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, PAR VALUE $1.00 A SHARE
                                (Title of class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2). YES | | NO |X|

STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER. $42,631,172.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES | | NO |X|

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 5, 2003.

                   COMMON STOCK, $1.00 PAR VALUE: $44,123,445

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 5, 2003.

                 COMMON STOCK, $1.00 PAR VALUE: 3,223,042 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED DECEMBER 31, 2002 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II, (INDEX ON PAGE 2) PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 23, 2003 ARE INCORPORATED BY REFERENCE INTO PART III (INDEX ON PAGE 2).

                         UNITED BANCORP, INC. FORM 10-K

            INDEX OF ITEMS INCORPORATED BY REFERENCE WITHIN FORM 10-K

                FORM 10-K
   PAGE #    ITEM DESCRIPTION                    REFERENCE DESCRIPTION
   ------    ----------------          -----------------------------------------
      4     Part I, Item 1, (a)        Incorporated by reference to Pages 9-13
                                       of the Annual Report To Shareholders.

      4     Part I, Item 1, (b)        Incorporated by reference to Page 35,
                                       Note 1 of the Annual Report To
                                       Shareholders.

      6     Part I, Item 1, I          Incorporated by reference to Pages 26-27
                                       of the Annual Report To Shareholders.

      7     Part I, Item 1, II, B      Incorporated by reference to Page 39,
                                       Note 2 of the Annual Report To
                                       Shareholders.

      9     Part I, Item 1, III, C, 4  Incorporated by reference to Page 46,
                                       Note 12 of the Annual Report To
                                       Shareholders.

      10    Part I, Item 1, IV         Incorporated by reference to Page 20 and
                                       Pages 36, Note 1 the Annual Report To
                                       Shareholders.

      12    Part I, Item 1, V, A       Incorporated by reference to Page 26 of
                                       the Annual Report To Shareholders.

      13    Part I, Item 1, VII, A     Incorporated by reference to Page 26 of
                                       the Annual Report To Shareholders.

      13    Part I, Item 2             Incorporated by reference to Pages 9-13
                                       of the Annual Report To Shareholders.

      13    Part I, Item 3             Incorporated by reference to Page 38,
                                       Note 1 of the Annual Report To
                                       Shareholders.

      13    Part II, Item 5            Incorporated by reference to Page 4 of
                                       the Annual Report To Shareholders.

      14    Part II, Item 6            Incorporated by reference to inside front
                                       cover of the Annual Report To
                                       Shareholders.

      14    Part II, Item 7            Incorporated by reference to Pages 15-29,
                                       of the Annual Report To Shareholders.

      14    Part II, Item 7A           Incorporated by reference to Pages 23-24
                                       of the Annual Report To Shareholders.

      14    Part II, Item 8            Incorporated by reference to Pages 30-52
                                       of the Annual Report To Shareholders.

      14    Part III, Item 10          Incorporated by reference to Pages 3-9 of
                                       the Proxy Statement.

      14    Part III, Item 11          Incorporated by reference to Pages 10-12
                                       of the Proxy Statement.

      15    Part III, Item 12          Incorporated by reference to Pages 5-6 of
                                       the Proxy Statement.

      15    Part III, Item 13          Controls and Procedures.

      15    Part IV, Item 14, (a), 1   Incorporated by reference to Pages 30-52
                                       of the Annual Report To Shareholders.

      15    Part IV, Item 14, (a), 2   Incorporated by reference to Page 52 of
                                       the Annual Report To Shareholders.

      16    Part IV, Item 14, (a), 3,  Incorporated by reference to Pages 9-10
            Exhibit 10                 of the Proxy Statement.

      16    Part IV, Item 14, (a), 3,  Incorporated by reference to Page 37 and
            Exhibit 11                 Page 51 of the Annual Report To
                                       Shareholders.




                         UNITED BANCORP, INC. FORM 10-K

PART I

ITEM 1 DESCRIPTION OF BUSINESS

      (a)   GENERAL DEVELOPMENT OF BUSINESS

            United Bancorp, Inc. (Company) is a financial holding company headquartered in Martins Ferry, Ohio. The Company has two wholly-owned subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS) and The Community Bank, Lancaster, Ohio (COMMUNITY), collectively "Banks". For additional information about the Company's location and description of business, refer to Pages 9-11 and 12-13, Corporate Profile, in the Annual Report To Shareholders for the year ended December 31, 2002. Our annual report is available on line at www.unitedbancorp.com

      (b)   FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

            Refer to Page 35, Note 1 of the Annual Report To Shareholders.

      (c)   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  (a)   Refer to Pages 3 - 9 of the Proxy Statement.

                  (b)   Executive Officers of the Registrant:

            James W. Everson        64    Chairman, President and Chief Executive Officer

            Alan M. Hooker          51    Executive  Vice President - Administration

            Scott Everson           34    Senior Vice President and Chief Operating
                                          Officer

            Randall M. Greenwood    38    Senior Vice President - Chief Financial
                                          Officer, Treasurer

            James A. Lodes          56    Vice President - Lending

            Norman F. Assenza, Jr.  56    Vice President - Operations and Secretary

            Michael A. Lloyd        34    Vice President - Information Systems

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

            Scott A. Everson served as Senior Vice President, Operations and Retail Banking of The Citizens Savings Bank from May 1999 to April 2002 and prior to that he served Assistant Vice President/Branch Manager Bridgeport Office from 1997 to May 1999. In addition, he is currently President and Chief Operating Office and a Director of The Citizens Savings Bank. He has held this position since April 2002.

            Michael A. Lloyd served as Senior Vice President Management Information Systems from October 1999 to April 2002 of the Citizens Savings Bank and prior to that he served as Vice President Management Information Systems from April 1999 to October 1999. He served as Data Processing Manager from 1994 to April 1999 for The Citizens Savings Bank.

            Each of these Executive Officers are serving at-will in their current positions. The Officers have held the positions for the following time periods: James W. Everson, 20 years, Norman F. Assenza, Jr., 20 years, James A. Lodes, 7 years, Randall M. Greenwood, 5 years.

                         UNITED BANCORP, INC. FORM 10-K
PART I

ITEM 1 DESCRIPTION OF BUSINESS (CONTINUED)

      (d)   NARRATIVE DESCRIPTION OF BUSINESS

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

            The Banks' are located in northeastern, eastern, southeastern and south central Ohio and are engaged in the business of commercial and retail banking in Belmont, Harrison, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches located in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. CITIZENS offers full service brokerage service with securities provided through UVEST(R) member NASD/SIPC. COMMUNITY conducts its business through its seven offices in Amesville, Glouster, Lancaster, and Nelsonsville, Ohio.

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

            On November 12, 1999, the Graham-Leach-Bliley Act of 1999 ("GLB Act") was enacted, which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and Banks are also subject to certain state laws that deal with the use and distribution of non-public personal information.

            The Company's two subsidiary banks are subject to regulation by the Ohio Division of Financial Institutions ("ODFI") and the Federal Deposit Insurance Corporation ("FDIC"). The regulations and restrictions affecting the Banks pertain to, among other things, allowable loans, guidelines for allowance for loan losses, accountability for fair and accurate disclosures to customers and regulatory agencies, permissible investments and limitations of risk and regulation of capital requirements for safe and sound operation of the financial institution.

            The Banks have no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

                         UNITED BANCORP, INC. FORM 10-K

PART I
ITEM 1 DESCRIPTION OF BUSINESS (CONTINUED)

      (d)   NARRATIVE DESCRIPTION OF BUSINESS (CONTINUED)

            The Company itself, as a shell holding company, has no compensated employees. CITIZENS has 83 full time employees, with 24 of these serving in a management capacity and 13 part time employees. COMMUNITY has 34 full time employees, with 11 serving in a management capacity and 9 part time employees. The Company considers employee relations to be good at all subsidiary locations.

      (e)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

            Not applicable.

I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

            A     Refer to Page 26 of the Annual Report To Shareholders

            B     Refer to Page 26 of the Annual Report To Shareholders

            C     Refer to Page 27 of the Annual Report To Shareholders

II    INVESTMENT PORTFOLIO

A Securities available for sale at year-end 2002 increased $18,825,000, or 16.5% over 2001, while securities held to maturity increased $2,547,000, or 24.5%. In our planning process, Management's projection for 2002 was for a steady to slightly rising interest rate environment. For the first half of 2002, Management maintained an average of $13.8 million in fed funds sold. As the economy continued to weaken, and threat of war surfaced, Management's, posture on interest rates for the remainder of 2002 and heading into 2003 changed from one that interest rates may rise to a position that rates will go basically unchanged for the next twelve months. Therefore, by December 31, 2002, Management invested the Company's excess liquidity in investment securities and in loans. During 2002 the Company recognized gains of $320,485 on the sale of investment securities. Management's strategy in 2002, took into consideration the relative volatility in the bond market. At times during the year Management realized there were opportunities to sell certain bonds in the portfolio when overall interest rates were depressed. Security gains are non recurring income and depending on future interest rate scenarios, the gains on the sale of investment securities may negatively impact the yield on the investment portfolio in future periods, and also negatively impact the Company's net interest margin

The following table sets forth the carrying amount of securities at December 31, 2002, 2001 and 2000:

                                                    DECEMBER 31,
                                          -------------------------------
               (In thousands)               2002        2001       2000
                                          --------    --------    -------
AVAILABLE FOR SALE
  US Agency obligations                   $ 93,262    $ 99,490    $75,685
  Mortgage-backed obligations               14,075         153      1,930
  Collaterallized mortgage obligations         998
  State and municipal obligations           20,714      10,748     13,434
  Other securities                           3,820       3,654      3,390
                                          --------    --------    -------
                                          $132,869    $114,045    $94,439
                                          ========    ========    =======

HELD TO MATURITY
  State and municipal obligations           12,926      10,379      8,306
                                          --------    --------    -------
                                          $ 12,926    $ 10,379    $ 8,306
                                          ========    ========    =======

                         UNITED BANCORP, INC. FORM 10-K

      II INVESTMENT PORTFOLIO (CONTINUED)

B     Contractual maturities of securities at year-end 2002 were as follows:

                                                                          AVERAGE
                                        AMORTIZED       ESTIMATED      TAX EQUIVALENT
  AVAILABLE FOR SALE                       COST         FAIR VALUE         YIELD
                                       ------------    ------------    --------------
US AGENCY OBLIGATIONS
     1 - 5   Years                     $  2,626,210    $  2,635,307             5.12%
     5 - 10  Years                       13,295,933      13,384,501             5.12%
     Over 10 Years                       76,172,098      77,241,951             6.16%
                                       ------------    ------------     ------------
          Total                          92,094,241      93,261,759             5.98%
                                       ------------    ------------     ------------

MORTGAGE-BACKED SECURITIES
     5 - 10  Years                        6,254,515       6,288,262             3.82%
     Over 10 Years                        8,796,978       8,785,099             4.63%
                                       ------------    ------------     ------------
                                         15,051,493      15,073,361             4.29%
                                       ------------    ------------     ------------
STATE AND MUNICIPAL OBLIGATIONS
     Under 1 Year                         4,771,468       4,852,429             5.94%
     1 - 5   Years                          928,793         988,856             6.47%
     5 - 10  Years                        7,057,634       7,164,884             5.79%
     Over 10 Years                        7,703,664       7,707,732             6.65%
                                       ------------    ------------     ------------
          Total                          20,461,559      20,713,901             5.98%
                                       ------------    ------------     ------------
OTHER SECURITIES
     Equity securities                    3,803,019       3,820,463             6.55%
                                       ------------    ------------     ------------

TOTAL SECURITIES AVAILABLE FOR SALE    $131,410,312    $132,869,484             5.80%
                                       ============    ============     ============

   HELD TO MATURITY

STATE AND MUNICIPAL OBLIGATIONS
     Under 1 Year                           151,999         152,762             8.86%
     1 - 5   Years                        4,501,248       4,800,651             7.36%
     5 - 10  Years                        3,162,795       3,411,256             7.20%
     Over 10 Years                        5,109,475       5,269,508             7.03%
                                       ------------    ------------     ------------

TOTAL SECURITIES HELD TO MATURITY      $ 12,925,517    $ 13,634,177             7.21%
                                       ============    ============     ============

C     Refer to Page 39, Note 2 of the Annual Report To Shareholders.

D Excluding holdings of U.S. Agency, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2002.

                         UNITED BANCORP, INC. FORM 10-K

      III LOAN PORTFOLIO

            A     TYPES OF LOANS

                  The amounts of gross loans outstanding at December 31, 2002, 2001, 2000, 1999 and 1998 are shown in the following table according to types of loans:

                                                     DECEMBER 31,
                                --------------------------------------------------------
                                  2002        2001        2000        1999        1998
                                --------    --------    --------    --------    --------
            (In thousands)
Commercial loans                $ 21,060    $ 21,502    $ 20,415    $ 15,463    $ 12,912
Commercial real estate loans      69,287      61,963      64,812      60,305      54,195
Real estate loans                 52,535      54,153      55,931      51,357      49,438
Installment loans                 45,006      45,722      55,339      53,391      47,676
                                --------    --------    --------    --------    --------
  Total loans                   $187,888    $183,340    $196,497    $180,516    $164,221
                                ========    ========    ========    ========    ========

                  Construction loans were not significant for the periods discussed.

            B     MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
                  RATES

                  The following is a schedule of commercial and commercial real estate loans at December 31, 2002 maturing within the various time frames indicated:

                                 ONE YEAR      ONE THROUGH       AFTER           xx
         (In thousands)           OR LESS      FIVE YEARS     FIVE YEARS        TOTAL
                                -----------    -----------    -----------    -----------
Commercial loans                $    18,965    $     1,966    $       129    $    21,060
Commercial real estate loans         27,086         35,728          6,473         69,287
                                -----------    -----------    -----------    -----------
  Total                         $    46,051    $    37,694    $     6,602    $    90,347
                                ===========    ===========    ===========    ===========

               The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31, 2002 due to mature after one year:

         (In thousands)             FIXED RATE      VARIABLE RATE    TOTAL > ONE YEAR
                                    ----------      -------------    ----------------
Commercial loans                    $    1,812        $      283        $    2,095
Commercial real estate loans             7,843            34,358            42,201
                                    ----------        ----------        ----------
  Total                             $    9,655        $   34,641        $   44,296
                                    ==========        ==========        ==========

               Variable rate loans are those loans with floating or adjustable interest rates.

                         UNITED BANCORP, INC. FORM 10-K

      III LOAN PORTFOLIO (CONTINUED)

            C     RISK ELEMENTS

                  1. NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

                  The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, troubled debt restructurings and impaired loans at December 31, 2002, 2001, 2000, 1999 and 1998:

                                                                            DECEMBER 31,
                                              ------------------------------------------------------------
                  (In thousands)                2002         2001         2000         1999         1998
                                              --------     --------     --------     --------     --------
Nonaccrual basis                              $    685     $    661     $    793     $    987     $    399
Accruing loans 90 days or greater past due          85          157          124           36          150
Troubled debt restructuring                        N/A          N/A          N/A          N/A          N/A

Impaired loans                                      (1)          (1)          (1)          (1)          (1)

                  (1) Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not considered material during any of the periods presented.

                  The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $43,047 for the year-ended December 31, 2002.

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

            1.    POTENTIAL PROBLEM LOANS

                  The Company had no potential problem loans as of December 31, 2002 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

            3.    FOREIGN OUTSTANDING

                  Not applicable.

            4.    LOAN CONCENTRATIONS

                  Refer to Page 46, Note 11 of the Annual Report To
                  Shareholders.

      D.    OTHER INTEREST-BEARING ASSETS

                  Not applicable.

                         UNITED BANCORP, INC. FORM 10-K

      III LOAN PORTFOLIO (CONTINUED)

      IV SUMMARY OF LOAN LOSS EXPERIENCE

                  For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer to Page 20, "Management Discussion and Analysis" and Page 36, Note 1 of the Annual Report To Shareholders.

            A     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                  The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2002, 2001, 2000, 1999, and 1998:

             (In thousands)             2002        2001        2000        1999        1998        1997
                                      --------    --------    --------    --------    --------    --------
Loans
Loans outstanding                     $187,888    $183,340    $196,497    $180,516    $164,221    $171,477
Average loans outstanding             $184,131    $188,114    $190,386    $168,868    $168,626    $169,066

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year          $  2,879    $  2,790    $  3,110    $  3,033    $  3,039    $  2,756
Loan charge-offs:
     Commercial                            135         268         125          85         139         125
     Commercial real estate                 45                      79          30
     Real estate                            84          67         275          21          51          20
     Installment                           507         728         716         807         861         661
                                      --------    --------    --------    --------    --------    --------
Total loan charge-offs                     771       1,063       1,195         943       1,051         806
                                      --------    --------    --------    --------    --------    --------

Loan recoveries
     Commercial                             17          27           2          50          87          32
     Commercial real estate                                         28          12                      --
     Real estate                             1          10           4           3           9           3
     Installment                           215         335         254         228         151         122
                                      --------    --------    --------    --------    --------    --------
Total loan recoveries                      233         372         288         293         247         157
                                      --------    --------    --------    --------    --------    --------

Net loan charge-offs                       538         691         907         650         804         649

Provision for loan losses                  630         780         587         727         798         932
                                      --------    --------    --------    --------    --------    --------

Balance at end of year                $  2,971    $  2,879    $  2,790    $  3,110    $  3,033    $  3,039
                                      ========    ========    ========    ========    ========    ========

Ratio of net charge-offs to average
  loans outstanding for the year          0.29%       0.37%       0.49%       0.38%       0.48%       0.38%
                                      ========    ========    ========    ========    ========    ========

                         UNITED BANCORP, INC. FORM 10-K

      IV SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

           B   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

               The following table allocates the allowance for possible loan losses at December 31, 2002, 2001, 2000, 1999, and 1998.
               Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Banks service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

                                      2002                                                        2001
                             -----------------------                                     -----------------------
                                          % OF LOANS                                                  % OF LOANS
         (In thousands)      ALLOWANCE     TO TOTAL                 (In thousands)       ALLOWANCE     TO TOTAL
Loan type                      AMOUNT       LOANS           Loan type                      AMOUNT       LOANS
                             ----------   ----------                                     ----------   ----------
    Commercial               $      361        11.73%           Commercial               $      325        11.73%
    Commercial real estate          965        33.80%           Commercial real estate          872        33.80%
    Real estate                     403        29.54%           Real estate                     381        29.54%
    Installment                     879        24.93%           Installment                     613        24.93%
    Unallocated                     363          N/A            Unallocated                     688          N/A
                             ----------   ----------                                     ----------   ----------
     Total                   $    2,971       100.00%            Total                   $    2,879       100.00%
                             ==========   ==========                                     ==========   ==========

                                      2000                                                        1999
                             -----------------------                                     -----------------------
                                          % OF LOANS                                                  % OF LOANS
         (In thousands)      ALLOWANCE     TO TOTAL                 (In thousands)       ALLOWANCE     TO TOTAL
Loan type                      AMOUNT       LOANS           Loan type                      AMOUNT       LOANS
                             ----------   ----------                                     ----------   ----------
    Commercial               $      263        10.39%           Commercial               $      195         8.57%
    Commercial real estate          835        32.98%           Commercial real estate          439        33.40%
    Real estate                     461        28.46%           Real estate                     343        28.45%
    Installment                     781        28.17%           Installment                     620        29.58%
    Unallocated                     450          N/A            Unallocated                   1,513          N/A
                             ----------   ----------                                     ----------   ----------
     Total                   $    2,790       100.00%            Total                   $    3,110       100.00%
                             ==========   ==========                                     ==========   ==========

                                      1998
                             -----------------------
                                          % OF LOANS
         (In thousands)      ALLOWANCE     TO TOTAL
Loan type                      AMOUNT       LOANS
                             ----------   ----------
    Commercial               $      215         7.87%
    Commercial real estate          432        33.00%
    Real estate                     567        30.10%
    Installment                     818        29.03%
    Unallocated                   1,001          N/A
                             ----------   ----------
     Total                   $    3,033       100.00%
                             ==========   ==========


                         UNITED BANCORP, INC. FORM 10-K

      V     DEPOSITS

            A     SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

                 (1)      Refer to Page 26 of the Annual Report To Shareholders.
                 (2)      Refer to Page 26 of the Annual Report To Shareholders.
                 (3)      Refer to Page 26 of the Annual Report To Shareholders.
                 (4)      Refer to Page 26 of the Annual Report To Shareholders.
                 (5)-(8)  Not applicable.

            B     OTHER CATEGORIES

                  Not applicable.

            C     FOREIGN DEPOSITS

                  Not applicable.

            D     MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

                  The following schedule details the maturities of time certificates of deposit in amounts of $100,000 or more for the year ended December 31, 2002:

                              (In thousands)
                  Three months or less                $17,562
                  Over three through six months         3,722
                  Over six through twelve months        2,565
                  Over twelve months                   18,991
                                                      -------
                    Total                             $42,840
                                                      =======

                  Refer to Page 41 for further information concerning certificates of deposit.

            E     TIME DEPOSITS GREATER THAN $100,000 ISSUED BY FOREIGN OFFICES.

                  Not applicable.

            VI    RETURN ON EQUITY AND ASSETS

                  The ratio of net income to daily average total assets and average shareholders' equity, and certain other ratios, were as follows:

                                                                     DECEMBER 31,
                                                        2002             2001             2000
                                                     ----------       ----------       ----------
Dividend Payout Ratio                                     50.51%           56.82%           58.82%
Equity to Assets                                           8.89%            8.93%            8.85%

                  (1) For other ratios refer to inside of front cover of the Annual Report To Shareholders.

                         UNITED BANCORP, INC. FORM 10-K

      VII   SHORT-TERM BORROWINGS

            Information concerning securities sold under agreements to repurchase is summarized as follows:

                     (In thousands)                      2002             2001             2000
                                                     ----------       ----------       ----------
Balance at December 31,                              $    7,010       $    7,811       $    4,861
Weighted average interest rate at December 31,             0.91%            1.39%            5.52%
Average daily balance during the year                $    8,567       $   10,695       $    5,177
Average interest rate during the year                      1.19%            3.59%            5.45%
Maximum month-end balance during the year            $   11,659       $   20,653       $    6,117

                  Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices.

                  Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

                     (In thousands)                     2002             2001             2000
                                                     ----------       ----------       ----------
Balance at December 31,                                               $   10,100       $   14,824
Weighted average interest rate at December 31,                              2.05%            6.75%
Average daily balance during the year                $    1,722       $   14,783       $   13,545
Average interest rate during the year                      1.83%            4.01%            6.26%
Maximum month-end balance during the year            $    6,799       $   24,995       $   20,217

            No other individual component of the borrowed funds total comprised more than 30% of shareholders' equity and accordingly are not disclosed in detail.

ITEM 2 PROPERTIES

      Refer to Pages 9-11 and 12-13, "Corporate Profile" in the Annual Report To Shareholders. Management believes the properties described on Pages 9-11 and 12-13 of the Annual Report to be in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured.

ITEM 3 LEGAL PROCEEDINGS

      Refer to Page 38, Note 1 of the Annual Report To Shareholders.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No motions were submitted to shareholders for a vote during the fourth quarter of 2002.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Refer to Page 4, "Shareholder Information" of the Annual Report To Shareholders and refer to Page 48, Note 14 of the Annual Report To Shareholders for a discussion of dividend restrictions imposed on banking subsidiaries.

                         UNITED BANCORP, INC. FORM 10-K

PART II

ITEM 6 SELECTED FINANCIAL DATA

      Refer to inside front cover, "Decade of Progress" of the Annual Report To Shareholders.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Refer to Pages 15-29, "Management's Discussion and Analysis" of the Annual Report To Shareholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Refer to Pages 23-24, "Asset/Liability Management and Sensitivity to Market Risks" of the Annual Report To Shareholders.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Refer to Pages 30-52 of the Annual Report To Shareholders.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      (a) There were no disagreements with accountants. Effective for the fiscal year beginning January 1, 2003, the Company engaged the firm of Grant Thornton, LLP as its new independent public accountant, replacing the firm of Crowe, Chizek and Company, LLP.

PART III

ITEM 10 EXECUTIVE COMPENSATION

            Refer to Pages 9 - 12 of the Proxy Statement.

            The following table is a disclosure of securities authorized for issuance under equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                   NUMBER OF SECURITIES
                           NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        REMAINING AVAILABLE FOR
                           BE ISSUED UPON EXERCISE       EXERCISE PRICE OF         FUTURE ISSUANCE UNDER
                           OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     EQUITY COMPENSATION PLANS
                             WARRANTS AND RIGHTS         WARRANTS AND RIGHTS      (EXCLUDING SECURITIES
                                                                                 REFLECTED IN COLUMN (A))
                           -----------------------      --------------------     -------------------------
EQUITY COMPENSATION
 PLANS APPROVED BY                  84,318                      $11.39                     49,259
  SECURITY HOLDERS

EQUITY COMPENSATION
 PLANS NOT APPROVED
  BY SECURITY HOLDERS

     TOTAL                          84,318                      $11.39                     49,259

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Refer to Pages 5-6 of the Proxy Statement.

                         UNITED BANCORP, INC. FORM 10-K

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Regulations of the Securities and Exchange Commission require the disclosure of any related party transactions with members of the Compensation Committee. During the past year, certain directors and officers, including members of the Compensation Committee, and one or more of their associates may have been customers of and had business transactions with one or more of the bank subsidiaries of United Bancorp, Inc. All loans included in such transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risk of collectability or present other unfavorable features. It is expected that similar transactions will occur in the future. In addition, The Citizens Savings Bank, a wholly-owned subsidiary of the Corporation, pursuant to the terms of a lease entered into on April 1, 1998, paid Riesbeck Food Markets, Inc. $25,128 in 2002, and over the five-year term of the lease, payments will total $130,000 as lease payments for space used in an in-store banking location at St. Clairsville, Ohio. Mr. Riesbeck, Chairman of the Compensation Committee, is an officer, director and shareholder of Riesbeck Food Markets, Inc. Management believes the lease between Riesbeck Food Markets, Inc. and the Corporation was made on an arms-length basis. Management employed a third party consulting firm that specializes in grocery store banking facilities to establish the terms of the lease.

ITEM 13 CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in United Bancorp's internal controls or in other factors that could significantly affect its internal control, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)   DOCUMENTS FILED AS PART OF FORM 10-K

            1. The following consolidated financial statements appear in the 2002 Annual Report To Shareholders and are incorporated by reference:

                  Report of Independent Auditors                   Page  30
                  Consolidated Balance Sheets                      Page  31
                  Consolidated Statements of Income                Page  32
                  Consolidated Statements of Shareholders' Equity  Page  33
                  Consolidated Statements of Cash Flow             Page  34
                  Notes to the Consolidated Financial Statements   Pages 35 - 52

            2. The summary of selected quarterly results of operations appears on Page 52 in the 2002 Annual Report To Shareholders and is incorporated by reference.

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

                 4           Not applicable.

                 9           Not applicable.

                 10 Change-in-Control Arrangements. The Company has entered into change-in-control agreements with
                             Messrs. James W. Everson, Hooker, Scott A. Everson,
                             Greenwood and Assenza. The agreements provide that Mr. James W. Everson, Mr. Hooker, Mr. Scott A.
                             Everson, Mr. Greenwood and Mr. Assenza will be entitled to a lump sum severance benefit in the event of their involuntary termination of employment (other than for cause) following a "change in control" of the Corporation. A change in control is defined to include the acquisition of the Corporation and certain other changes in the voting control of the Corporation. In the event of a change in control and the involuntary termination of employment, the agreements provide that Mr.
                             James W. Everson will receive 2.99 times his annual compensation, Mr. Hooker will receive 2.0 times his annual compensation Mr. Scott A. Everson will receive 2.0 times his annual compensation, Mr.
                             Greenwood will receive 1.0 time his annual compensation and Mr. Assenza will receive 1.0 times his annual compensation in a lump sum cash payment.
                             Each agreement has a term of one year and is automatically extended for one additional year unless, not later than June 30 of the preceding year, the Corporation gives notice of termination of the agreement. The right of the Corporation to terminate the employment of Mr. James W. Everson, Mr. Hooker. Mr. Scott A. Everson, Mr. Greenwood and or Mr. Assenza prior to a change in control is unaffected by these agreements. In the event a change in control had occurred on January 1, 2003, and Mr. James W. Everson's, Mr. Hooker's, Mr Scott
                             A. Everson's, Mr. Greenwood's or Mr. Assenza'a employment had been involuntarily terminated on such date (other than for cause), Mr. James W.
                             Everson, Mr. Hooker, Mr. Scott A. Everson, Mr.
                             Greenwood and Mr. Assenza would have been entitled to receive lump sum severance benefits of $752,448, $248,778, $208,968, $101,868 and $105,841
                             respectively. In the event a potential change in control is announced, the agreements obligate Mr.
                             James W. Everson, Mr. Hooker, Mr Scott A. Everson,
                             Mr. Greenwood and Mr. Assenza to remain in the employment of the Corporation for not less than one year following the change in control of the Corporation. The Change in control contracts can be found in Exhibits 10.1 through 10.7.

                 11 Statement regarding computation of per share earnings (included in Note 1 to the consolidated financial statements on page 37 and Note 15 on Page 51 of the Annual Report To Shareholders.)

                 12           Not applicable.

                 13 Reference to the Annual Report To Shareholders for the fiscal year ended December 31, 2002.

                 16           Not applicable.

                 17           Not applicable.

                         UNITED BANCORP, INC. FORM 10-K

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

      (b)   DOCUMENTS FILED AS PART OF FORM 10-K (CONTINUED)

                  21.1  Reference to The Citizens Savings Bank, Martins Ferry,
                        Ohio, incorporated on December 31, 1902, previously filed with the Securities and Exchange Commission.

                  21.2 Reference to The Community Bank, Lancaster, Ohio, incorporated on August 1, 1949, previously filed with the Securities and Exchange Commission.

                  22    Not applicable.

                  23    Consents of Experts and Council.

                  24    Not applicable.

                  99    Not applicable.

      (c) The Company filed an SEC Form 8-K during the last quarter of the period covered by this report. The SEC Form 8-K was filed on November 19, 2002 for the dismissal of Crowe, Chizek and Company LLP ("Crowe Chizek") as the Corporation's independent public accountant, effective for the fiscal year beginning January 1, 2003, and engaged the firm of Grant Thornton, LLP as its new independent public accountant, effective for the fiscal year beginning January 1, 2003.

EXHIBIT INDEX

      Exhibit No.                        Description                    SK Item 601 No.
      -----------                        -----------                    ---------------
           1                  Annual Report to Shareholders                    13

           2                  Consents of Independent Auditors                 23

          10                  Change in control agreements
                                 10.1  James W. Everson
                                 10.2  Randall M. Greenwood
                                 10.3  Alan M. Hooker
                                 10.4  Scott A. Everson
                                 10.5  Norman F. Assenza
                                 10.6  James A. Lodes
                                 10.7  Michael A. Lloyd

                              Certification pursuant to 18 U.S.C.
         99.1                 Section 1350, As Adopted Pursuant
                              to Section 906 of The Sarbanes-Oxley
                              Act of 2002.

         99.2                 Certification pursuant to 18 U.S.C.
                              Section 1350, As Adopted Pursuant
                              to Section 906 of The Sarbanes-Oxley
                              Act of 2002.

                               UNITED BANCORP INC.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:   /s/ James W. Everson                                March 15, 2003
      ------------------------------------
      James W. Everson, Chairman, President & CEO

Persuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ James W. Everson                                March 15, 2003
      -------------------------
      James W. Everson, Chairman, President & CEO

By:   /s/ Randall M. Greenwood                            March 15, 2003
      -------------------------
      Randall M. Greenwood, Senior Vice President & CFO

By:   /s/ Michael J. Arciello                             March 15, 2003
      -------------------------
      Michael J. Arciello

By:   /s/ Terry A. McGhee                                 March 15, 2003
      -------------------------
      Terry A. McGhee

By:   /s/ John M. Hoopingarner                            March 15, 2003
      -------------------------
      John M. Hoopingarner

By:   /s/ Richard L. Riesbeck                             March 15, 2003
      -------------------------
      Richard L. Riesbeck

By:   /s/ L.E. Richardson, Jr.                            March 15, 2003
      --------------------------
      L.E. Richardson, Jr.


By:   /s/ Matthew C. Thomas                               March 15, 200
      -------------------------
      Matthew C. Thomas

                              UNITED BANCORP, INC.
                                 CERTIFICATIONS

I, James W. Everson, certify that:

1.    I have reviewed this annual report on Form 10-K of United Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 15, 2003
      ___________________________________________________________________

By   /s/ James W. Everson
     ____________________________________________________________________
      James W. Everson, Chairman, President and Chief Executive Officer

                              UNITED BANCORP, INC.
                                 CERTIFICATIONS

I, Randall M. Greenwood, certify that:

1.    I have reviewed this annual report on Form 10-K of United Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      f) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 15, 2003
      ____________________________________________________________________

By /s/ Randall M. Greenwood
   _______________________________________________________________________
   Randall M. Greenwood, Senior Vice President and Chief Financial Officer