Form 10-Q
period 2003-03-31
UNITED BANCORP INC /OH/
filed 2003-05-14
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X  NO
                                               ---    ---
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2).
YES     NO  X
    ---    ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

      COMMON STOCK, $1.00 PAR VALUE 3,223,074 SHARES AS OF APRIL 20, 2003
      -------------------------------------------------------------------

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

     Condensed Consolidated Balance Sheets.............................................................................3

     Condensed Consolidated Statements of Income.......................................................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................................................5

     Condensed Consolidated Statements of Cash Flows...................................................................6

     Notes to the Condensed Consolidated Financial Statements.....................................................7 - 14

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................................15 - 21

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............................................22 - 23

   ITEM 4. Controls and Procedures....................................................................................24


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

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................25

   ITEM 5.
     Other Information................................................................................................25

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................................................25

   SIGNATURES.........................................................................................................26

   CERTIFICATIONS..................................................................................................27-31


   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I
FINANCIAL INFORMATION


                                                                                                   (UNAUDITED)
                                                                                                    MARCH 31,          DECEMBER 31,
                                                                                                      2003                 2002
                                                                                                  -------------       -------------
ASSETS
Cash and due from financial institutions                                                          $  12,024,712       $   8,248,554
Federal funds sold                                                                                   16,625,000           2,040,000
                                                                                                  -------------       -------------
Total cash and cash equivalents                                                                      28,649,712          10,288,554

Securities available for sale                                                                       124,922,101         132,869,484
Securities held to maturity
(Estimated fair value of $14,070,508 at 03/31/03 and $13,634,177 at 12/31/02)                        13,317,796          12,925,517
Loans receivable
  Commercial loans                                                                                   22,645,538          21,059,890
  Commercial real estate loans                                                                       69,344,831          69,286,653
  Real estate loans                                                                                  53,151,657          52,535,507
  Installment loans                                                                                  44,776,490          45,005,864
                                                                                                  -------------       -------------
    Total loans receivable                                                                          189,918,516         187,887,914
Allowance for loan losses                                                                            (3,005,291)         (2,971,116)
                                                                                                  -------------       -------------
    Net loans receivable                                                                            186,913,225         184,916,798
Premises and equipment, net                                                                           8,775,306           8,932,684
Other real estate and repossessions                                                                     642,565             698,065
Core deposit and other intangible assets                                                                 65,917              75,452
Bank owned life insurance                                                                             6,942,319           6,860,601
Accrued interest receivable                                                                           2,346,553           2,602,091
Other assets                                                                                          1,757,933           1,541,823
                                                                                                  -------------       -------------

  Total Assets                                                                                    $ 374,333,427       $ 361,711,069
                                                                                                  =============       =============

LIABILITIES
Demand deposits
  Noninterest-bearing                                                                             $  27,148,119       $  26,843,394
  Interest-bearing                                                                                   53,037,565          48,341,237
Savings deposits                                                                                     50,771,065          50,382,277
Time deposits - under $100,000                                                                      131,205,597         131,794,499
Time deposits - $100,000 and over                                                                    36,999,056          42,840,126
                                                                                                  -------------       -------------
    Total deposits                                                                                  299,161,402         300,201,533
Federal funds purchased                                                                              11,556,000           2,055,000
Securities sold under agreements to repurchase                                                        8,742,171           7,009,799
Other borrowed funds                                                                                 16,461,587          17,347,429
Accrued expenses and other liabilities                                                                6,686,950           2,942,446
                                                                                                  -------------       -------------
    Total Liabilities                                                                               342,608,110         329,556,207

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 shares authorized and unissued
Common stock - $1 Par Value: 10,000,000 shares authorized;
   3,411,307 issued at March 31, 2003 and December 31, 2002                                           3,411,307           3,411,307
Additional paid in capital                                                                           25,619,466          25,651,879
Retained earnings                                                                                     4,856,074           4,472,544
Treasury stock at cost, 188,265 shares at 03/31/03 and 163,065 shares at 12/31/02                    (2,115,855)         (1,772,127)
Shares held by deferred compensation plan at cost, 40,325 shares at 03/31/03
and 42,828 at 12/31/02                                                                                 (540,318)           (572,731)
Accumulated other comprehensive income, net of tax                                                      494,643             963,990
                                                                                                  -------------       -------------
  Total Shareholders' Equity                                                                         31,725,317          32,154,862
                                                                                                  -------------       -------------

  Total Liabilities and Shareholders' Equity                                                      $ 374,333,427       $ 361,711,069
                                                                                                  =============       =============


    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                             (UNAUDITED)
                                                                                                     2003                    2002
                                                                                                  ----------              ----------
Interest and dividend income
  Loans, including fees                                                                           $3,415,724              $3,725,942
  Taxable securities                                                                               1,381,853               1,546,438
  Non-taxable securities                                                                             349,292                 259,596
  Federal funds sold                                                                                  23,948                  61,625
  Dividends on Federal Home Loan Bank stock and other                                                 43,835                  39,757
                                                                                                  ----------              ----------
      Total interest and dividend income                                                           5,214,652               5,633,358

Interest expense
  Deposits
    Demand                                                                                           118,203                 116,271
    Savings                                                                                           63,213                 107,656
    Time                                                                                           1,638,064               2,079,499
  Other borrowings                                                                                   209,836                 160,744
                                                                                                  ----------              ----------
      Total interest expense                                                                       2,029,316               2,464,170
                                                                                                  ----------              ----------

Net interest income                                                                                3,185,336               3,169,188

Provision for loan losses                                                                            150,000                 157,500
                                                                                                  ----------              ----------

Net interest income after provision for loan losses                                                3,035,336               3,011,688

Noninterest income
  Service charges on deposit accounts                                                                248,287                 218,818
  Net realized gains on sales of securities                                                          201,928                  46,345
  Net realized gains on sales of loans                                                                24,909                  37,461
  Other income                                                                                       269,105                 142,587
                                                                                                  ----------              ----------
      Total noninterest income                                                                       744,229                 445,211
                                                                                                  ----------              ----------

Noninterest expense
  Salaries and employee benefits                                                                   1,315,824               1,281,344
  Occupancy and equipment                                                                            420,356                 364,740
  Professional services                                                                              122,288                  88,441
  Insurance                                                                                           62,149                  67,984
  Franchise and other taxes                                                                           96,650                  88,913
  Advertising                                                                                         74,135                  73,786
  Stationary and office supplies                                                                      83,230                  62,220
  Amortization of intangibles                                                                          4,500                  16,500
  Other expenses                                                                                     534,779                 490,974
                                                                                                  ----------              ----------
      Total noninterest expense                                                                    2,713,911               2,534,902

Income before income taxes                                                                         1,065,654                 921,997
  Income tax expense                                                                                 263,129                 241,839
                                                                                                  ----------              ----------

Net income                                                                                        $  802,525              $  680,158
                                                                                                  ==========              ==========

Earnings per common share - Basic                                                                 $     0.25              $     0.21
Earnings per common share - Diluted                                                               $     0.25              $     0.21
Dividends per common share                                                                        $     0.13              $     0.12


    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              COMMON                            TREASURY                 ACCUMULATED
                                               STOCK             ADDITIONAL    STOCK AND                   OTHER
                                                                  PAID IN       DEFERRED     RETAINED   COMPREHENSIVE
                                         SHARES       DOLLARS     CAPITAL         PLAN       EARNINGS   INCOME (LOSS)      TOTAL
                                        ---------   ----------  -----------   -----------   ----------  -----------    ------------
BALANCE AT JANUARY 1, 2002              3,126,886   $3,249,227  $23,619,610   $(1,382,613)  $5,044,540  $   (56,569)   $ 30,474,195
Net income                                                                                     680,158                      680,158
   Net change in unrealized loss on
     securities  available for sale                                                                      (1,718,047)     (1,718,047)
                                                                                                                         ----------
   Comprehensive loss                                                                                                    (1,037,889)
Shares purchased for deferred
   compensation plan                       (4,130)                   47,197       (47,197)                                     --
Shares distributed from deferred
   compensation plan                        3,708                   (45,680)       45,680                                      --
Purchases of treasury stock, at cost      (15,330)                               (183,960)                                 (183,960)
Cash dividends - $0.12 per share                                                              (409,350)                    (409,350)
                                        ---------   ----------  -----------   -----------   ----------  -----------    ------------
BALANCE AT MARCH 31, 2002 (UNAUDITED)   3,111,134   $3,249,227  $23,621,127   $(1,568,090)  $5,315,348  $(1,774,616)   $ 28,842,996
                                        =========   ==========  ===========   ===========   ==========  ===========    ============


BALANCE AT JANUARY 1, 2003              3,205,414   $3,411,307  $25,651,879   $(2,344,858)  $4,472,544  $   963,990    $ 32,154,862
Net income                                                                                     802,525                      802,525
   Net change in unrealized loss on
     securities  available for sale                                                                        (469,347)       (469,347)
                                                                                                                         ----------
   Comprehensive loss                                                                                                       333,178
Shares purchased for deferred
   compensation plan                       (1,527)                   17,879       (17,879)                                     --
Shares distributed from deferred
   compensation plan                        4,030                   (50,292)       50,292                                      --
Purchases of treasury stock, at cost      (25,200)                               (343,728)                                 (343,728)
Cash dividends - $0.13 per share                                                              (418,995)                    (418,995)
                                        ---------   ----------  -----------   -----------   ----------  -----------    ------------
BALANCE AT MARCH 31, 2003 (UNAUDITED)   3,182,717   $3,411,307  $25,619,466   $(2,656,173)  $4,856,074  $   494,643    $ 31,725,317
                                        =========   ==========  ===========   ===========   ==========  ===========    ============




    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                        THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                     2003                  2002
                                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                       $    802,525          $    680,158
Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                                   238,981               210,363
      Provision for loan losses                                                                       150,000               157,500
      Deferred taxes                                                                                   71,900              (151,710)
      Bank owned life insurance income                                                                (90,211)                 --
      Federal Home Loan Bank stock dividend                                                           (42,400)              (49,500)
      Net realized gains on sales of securities                                                      (201,928)              (46,345)
      (Accretion)/amortization of premium and discount on securities, net                             113,830               (11,078)
      Net realized gains on sales of loans                                                            (24,909)              (37,461)
      Net realized gains on sale of real estate owned                                                  (9,500)               (3,800)
      Amortization of mortgage servicing rights                                                        22,671                16,987
      Net changes in accrued interest receivable and other assets                                      55,194               (75,376)
      Net changes in accrued expenses and other liabilities                                         3,914,389              (259,039)
                                                                                                 ------------          ------------
      Net cash from operating activities                                                            5,000,542               430,699

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                                            12,612,512             6,025,781
  Maturities, prepayments and calls                                                                36,662,624            15,216,919
  Purchases                                                                                       (41,915,483)          (21,466,778)
Securities held to maturity
  Maturities, prepayments and calls                                                                   202,000                  --
  Purchases                                                                                          (587,183)           (1,637,004)
Net change in loans                                                                                (2,146,427)              (50,580)
Purchases of premises and equipment                                                                   (77,103)              (14,195)
Proceeds from sale of real estate owned                                                                65,000                17,000
                                                                                                 ------------          ------------
      Net cash from (used) in investing activities                                                  4,815,940            (1,908,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                             (1,040,131)            3,445,527
Net change in borrowings                                                                           10,347,530            (7,838,479)
Treasury stock purchases                                                                             (343,728)             (183,960)
Cash dividends paid                                                                                  (418,995)             (409,350)
                                                                                                 ------------          ------------
      Net cash from (used) in financing activities                                                  8,544,676            (4,986,262)
                                                                                                 ------------          ------------

Net change in cash and cash equivalents                                                            18,361,158            (6,464,420)

Cash and cash equivalents at beginning of year                                                     10,288,554            23,389,756
                                                                                                 ------------          ------------

Cash and cash equivalents at end of period                                                       $ 28,649,712          $ 16,925,336
                                                                                                 ============          ============

     Interest paid                                                                               $  2,033,603          $  2,562,439
     Income taxes paid                                                                                   --                  65,346



   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at March 31, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2002 included in its annual report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2002 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

         PRINCIPLES OF CONDENSED CONSOLIDATION:
                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, (collectively, "the Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

         The components used in the earnings per share computation were as follows:

                                                                                     THREE MONTHS ENDED
                                                                                         March 31,
                                                                                2003                   2002
                                                                             ----------             ----------
BASIC
     Net income                                                              $  802,525             $  680,158
                                                                             ==========             ==========

     Weighted average common shares outstanding                               3,186,734              3,273,938
                                                                             ==========             ==========

     Basic earnings per common share                                         $     0.25             $     0.21
                                                                             ==========             ==========

DILUTED
     Net income                                                              $  802,525             $  680,158
                                                                             ==========             ==========

     Weighted average common shares outstanding for
           basic earnings per common share                                    3,186,734              3,273,938
     Add:  Dilutive effects of assumed exercise of stock
           options                                                               12,359                  9,205
                                                                             ----------             ----------

     Average shares and dilutive potential common shares                      3,199,093              3,283,143
                                                                             ==========             ==========

     Diluted earnings per common share                                       $     0.25             $     0.21
                                                                             ==========             ==========

Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature                            21,057                 21,057

Weighted average exercise price                                              $     9.69             $     9.69

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         EARNINGS AND DIVIDENDS PER SHARE (CONTINUED):

                        The interim period disclosures for the stock option plan as required under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure" have been omitted due to no activity in the option plan.

         COMPREHENSIVE INCOME:
                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains and losses on securities available for sale which are recognized as a separate component of equity. The detailed components of the net change in unrealized gains (losses) on securities available for sale are as follows:


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          2003                   2002
                                                                       -----------            -----------
Net change in unrealized losses on securities available for sale:
      Unrealized holding losses on available
        for sale securities arising during period                      $  (509,204)           $(2,558,177)
      Reclassification adjustment for gains
       later recognized in income                                         (201,928)               (46,345)
                                                                       -----------            -----------
                                                                          (711,132)            (2,604,522)

Tax effects thereon                                                        241,785                886,474
                                                                       -----------            -----------

Net change in unrealized losses
on securities available for sale:                                      $  (469,347)           $(1,718,048)
                                                                       ===========            ===========

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       SECURITIES:

                  Securities were as follows:


                                                                        ------------------------------------------------------------
                                                                         ESTIMATED                 GROSS                  GROSS
                                                                         FAIR VALUE          UNREALIZED GAINS      UNREALIZED LOSSES
                                                                        ------------         ----------------      -----------------
AVAILABLE FOR SALE - MARCH 31, 2003
     U.S. Government and federal agency                                 $ 68,756,161           $    721,800          $    (42,402)
     State and municipal obligations                                      21,262,030                309,636              (145,142)
     Mortgage-backed securities                                           28,053,331                 53,820              (145,239)
     Collateralized mortgage obligations                                   2,992,985                   --                 (16,608)
                                                                        ------------           ------------          ------------
     Total debt securities                                               121,064,507              1,085,256              (349,391)
                                                                        ------------           ------------          ------------
     Other securities                                                      3,857,594                 13,594                  --
                                                                        ------------           ------------          ------------
                                                                        $124,922,101           $  1,098,850          $   (349,391)
                                                                        ============           ============          ============

AVAILABLE FOR SALE - DECEMBER 31, 2002
     U.S. Government and federal agency                                 $ 93,261,759           $  1,186,116          $    (17,179)
     State and municipal                                                  20,713,901                310,894               (58,552)
     Mortgage-backed                                                      14,074,772                 50,763               (31,647)
     Collateralized mortgage obligations                                     998,589                  2,752                  --
                                                                        ------------           ------------          ------------
     Total debt securities                                               129,049,021              1,550,525              (107,378)
                                                                        ------------           ------------          ------------
     Other securities                                                      3,820,463                 18,200                  (756)
                                                                        ------------           ------------          ------------
                                                                        $132,869,484           $  1,568,725          $   (108,134)
                                                                        ============           ============          ============

                                                                                     GROSS              GROSS
                                                                CARRYING          UNRECOGNIZED       UNRECOGNIZED        FAIR VALUE
                                                                 AMOUNT              GAINS              LOSSES
                                                               -----------        -----------        -----------         -----------
HELD TO MATURITY - MARCH 31, 2003
     State and municipal obligations                           $13,317,796        $   754,991        $    (2,279)        $14,070,508
                                                               ===========        ===========        ===========         ===========

HELD TO MATURITY - DECEMBER 31, 2002
     State and municipal obligations                           $12,925,517        $   712,282        $    (3,622)        $13,634,177
                                                               ===========        ===========        ===========         ===========

Sales of securities available for sale were as follows:


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  2003                  2002
                                               -----------           -----------
Proceeds                                       $12,612,512           $ 6,025,781
Gross gains                                        201,928                46,345

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       SECURITIES: (CONTINUED)

                  Contractual maturities of securities at March 31, 2003 were as follows:


AVAILABLE FOR SALE                                            AMORTIZED         ESTIMATED
                                                                 COST           FAIR VALUE
                                                            -------------     -------------
U.S. government and federal agency obligations
  Under 1 Year                                              $       --        $       --
  1 - 5   Years                                                 1,128,296         1,132,855
  5 - 10  Years                                                12,475,301        12,495,886
 Over 10  Years                                                54,473,166        55,127,420
                                                            -------------     -------------
  Total                                                        68,076,763        68,756,161
                                                            -------------     -------------
State and municipal obligations
  Under 1 Year                                                  3,894,520         3,961,363
  1 - 5 Years                                                     927,971           993,723
  5 - 10  Years                                                 6,577,627         6,715,452
 Over 10 Years                                                  9,697,418         9,591,492
                                                            -------------     -------------
  Total                                                        21,097,536        21,262,030
                                                            -------------     -------------
Mortgage backed securities
  5 - 10 Years                                                 11,845,163        11,869,552
 Over 10 Years                                                 16,299,587        16,183,779
                                                            -------------     -------------
   Total                                                       28,144,750        28,053,331
                                                            -------------     -------------
Collateralized mortgage obligations
  5 - 10 Years                                                  1,478,900         1,471,082
 Over 10 Years                                                  1,530,693         1,521,903
                                                            -------------     -------------
   Total                                                        3,009,593         2,992,985
                                                            -------------     -------------
Other investments
  Equity securities                                             3,844,000         3,857,594
                                                            -------------     -------------

Total securities available for sale                         $ 124,172,642     $ 124,922,101
                                                            =============     =============

HELD TO MATURITY

State and municipal obligations
  Under 1 Year                                              $      50,000      $     50,490
  1 - 5    Years                                                4,400,849         4,715,239
  5 - 10  Years                                                 3,165,959         3,426,947
  Over 10 Years                                                 5,700,988         5,877,832
                                                            -------------      ------------
Total securities held to maturity                           $  13,317,796      $ 14,070,508
                                                            =============      ============


Securities with a carrying value of approximately $43.0 million at March 31, 2003 and $49.7 million at December 31, 2002 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       ALLOWANCE FOR LOAN LOSSES

                  The activity in the allowance for loan losses was as follows:




                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       2003             2002
                                                   -----------      -----------
Beginning Balance                                  $ 2,971,116      $ 2,879,065
  Provision charged to operating expense               150,000          157,500
  Loans charged-off                                   (167,880)        (144,091)
  Recoveries                                            52,055           55,731
                                                   -----------      -----------
Ending Balance                                     $ 3,005,291      $ 2,948,205
                                                   ===========      ===========



                  Non-performing loans were as follows:

                                                           MARCH 31,         DECEMBER 31,
                                                             2003               2002
                                                           --------           --------
Loans past due over 90 days still on accrual               $  5,000           $ 85,000
Nonaccrual loans                                            773,000            685,000

                  Loans considered impaired under the provisions of SFAS No. 114 were not material at March 31, 2003 and December 31, 2002. Nonaccrual loans include all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment.

4.       COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

                  Financial instruments are used in the normal course of business to meet the financing needs of customers. Such financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amounts reported in the financial statements.

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

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2003 and December 31, 2002 follows:



                                                      MARCH 31,      DECEMBER 31,
                                                        2003             2002
                                                    -----------      -----------
Commitments to extend credit                        $24,932,253      $25,423,442
Credit card and ready reserve lines                   1,488,963        1,384,224
Standby letters of credit                               490,200          490,200


                  At March 31, 2003, and included above, commitments to make fixed-rate loans totaled $1,906,175 with the interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%. At December 31, 2002, commitments to make fixed rate loans totaled $2,087,373 with interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Corporation's financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Corporation's financial position or results of operations.

                             UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation is currently evaluating the impact of FIN 46 and expects no material effect on its financial statements.

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of March 31, 2003, as compared to December 31, 2002 and the results of operations for the three months ended March 31, 2003 compared to the same period in 2002. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



         ANALYSIS OF FINANCIAL CONDITION
         EARNING ASSETS - LOANS
                  At March 31, 2003, gross loans were $189,918,516 compared to $187,887,914 at year-end 2002, an increase of $2,030,602 or 1.1%. The increase in total outstanding loans was the result of an increase in the commercial, commercial real estate and real estate portfolios. Management attributes the relatively small increase in loans to the general economic slow-down in the lending markets served.

                  Installment loans represented to 23.6% of total loans at March 31, 2003 compared to 24.0% at year-end 2002. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a 2.97%, or $827,917 increase in installment loans while COMMUNITY had a decrease of 6.18%, or $1,057,291 in installment loans. In general, as the overall economy has slowed in the markets we service, so has the demand for consumer based loans. Also with interest rates depressed, management has not been aggressive in lowering rates on these fixed rate loan products. Recently, management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

                  Commercial and commercial real estate loans comprised 48.4% of total loans at March 31, 2003 compared to 48.1% at December 31, 2002. Commercial and commercial real estate loans have increased $1,643,826 or 1.8% since December 31, 2002. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

                  Real estate loans were 28.0% of total loans at March 31, 2003 and 28.0% at year-end 2002. In dollar volume real estate loans increased 1.2% since December 31, 2002. However, COMMUNITY actually experienced an increase in real estate loans of 4.7% or $1,048,446 and CITIZENS experienced a decrease of 1.4% or $432,296. As previously mentioned, management's position is to focus on adjustable rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2003 were approximately $116,000, or 3.9%, of the beginning balance in the allowance for loan losses. During the first three months of 2003, gross charge-offs were almost entirely consumer loans and totaled approximately $168,000.

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD
                  The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2003 decreased approximately $7,947,383, or 6.0% from year-end 2002 totals. Securities held to maturity at March 31, 2002 increased approximately $392,279, or 3.0% compared to year-end 2002 totals.

         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2003, total core deposits increased approximately $4,800,939 or 1.9% primarily from an increase in interest bearing demand deposits of $4.7 million.

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

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2003, certificates of deposit greater than $100,000 decreased approximately $5,841,070, or 13.6% from year-end 2002 totals.

                  Over the past year, COMMUNITY has developed several large depository customers. As of March 31, 2003, the seven largest depository customers accounted for approximately 28% of COMMUNITY'S certificate of deposits and approximately 87% of total certificates of deposits greater than $100,000. These customers also represent 15% of Community's demand deposits at March 31, 2003. Total concentration of retail funding is approximately 26% of COMMUNITY'S total deposits at March 31, 2003. On a consolidated level, this represents approximately 8% of total retail deposits at March 31, 2003 compared to 9% at December 31, 2002. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         ("FHLB") advances. In the first three months of 2003, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total other borrowings decreased approximately $878,842, or 5.1% from year-end 2002 totals.

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2003

         NET INCOME
                  Basic and diluted earnings per share for the three months ended March 31, 2003 totaled $0.25, compared with $0.21 for the three months ended March 31, 2002, an increase of 19.1%. In dollars, net income increased 18.0% for the three months ended March 31, 2003, compared to the same quarter in 2002.

         NET INTEREST INCOME
                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income remained relatively unchanged for the three months ended March 31, 2003 compared to the same period in 2002. This resulted from a growth in earning assets but was offset by a decrease in the net interest margin.

                  Total interest income for the three months ended March 31, 2003 was $5,214,652 compared to $5,633,358 for the same period in 2002. Total interest income decreased $418,706, or 7.4%. The decline can be attributed to the overall lower interest rate environment that currently exists.

                  Total interest expense for the three months ended March 31, 2003 when compared to the same three-month period ended March 31, 2002, decreased 17.7%, or $434,854. The Company has experienced a decrease in interest expense due to a decreased use of FHLB advances to fund security purchases and the effect of a lower interest rate environment on deposit products. Management has been proactive in lowering deposit product interest rates and has relied less on certificates of deposits to fund asset growth.

         PROVISION FOR LOAN LOSSES
                  The total provision for loan losses was $150,000 for the three months ended March 31, 2003 compared to $157,500 for the same period in 2002. At March 31, 2003 and December 31, 2002, the allowance for loan losses to total loans was 1.58%. The allowance for loan losses to nonaccrual loans was 389% at March 31, 2003, compared to 430% at December 31, 2002. As stated previously, the loan portfolio balance remained almost unchanged since December 31, 2002 with a growth of approximately 1.1%.

         NONINTEREST INCOME
                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the three months ended March 31, 2003 was $744,229 compared to $445,211 for the same three-month period ended March 31, 2002, an increase of

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         approximately 67.2% or $299,018. The Company's two affiliates invested in Bank Owned Life Insurance on June 30, 2002. For the three months ended March 31, 2003 the Company has recognized $90,211 of income related to this product. In addition, the Company's security portfolio generated approximately $201,928 in security gains for the three months ended March 31, 2003, compared to $46,345 for the same period in 2002. Management's sale strategy took into consideration the relative volatility in the bond market during the quarter. Management realized there were opportunities to sell certain bonds in the portfolio when overall interest rates were depressed. Security gains are not a component of core income and depending on future interest rate scenarios, gains on the sale of investment securities may negatively impact the yield on the investment portfolio and the Company's net interest margin in future periods.


         NONINTEREST EXPENSE
                  Noninterest expense for the three months ended March 31, 2003 increased $179,009 or 7.1% over the three months ended March 31, 2002. Salary and benefit expense increased approximately $34,480 or 2.7%, occupancy expense increased $55,616 or 15.2% due to capital expenditures mainly in technology enhancements in mid to late 2002 and other expenses increased $88,913 or 10.0%. Other expenses primarily increased due to growth in ATM merchant expenses of $18,514, legal expenses of $38,979 and state income taxes of $13,737.

         CAPITAL RESOURCES
                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2003, totaled $31,725,317 compared to $32,154,862 at December 31, 2002, a 1.3% decrease. Total shareholders' equity in relation to total assets was 8.48% at March 31, 2003 and 8.89% at December 31, 2002. In May 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This will enable the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

                  The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

                  The Company and the Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Banks' operations.

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

                  The minimum requirements are:

                                        TOTAL              TIER 1           TIER 1
                                      CAPITAL TO         CAPITAL TO       CAPITAL TO
                                    RISK-WEIGHTED      RISK-WEIGHTED       AVERAGE
                                        ASSETS             ASSETS           ASSETS
                                   -----------------  -----------------  --------------
Well capitalized                             10.00%              6.00%           5.00%
Adequately capitalized                        8.00%              4.00%           4.00%
Undercapitalized                              6.00%              3.00%           3.00%


                  The following table illustrates the Company's risk-weighted capital ratios at March 31, 2003:


                                                                       MARCH 31,
                      (in thousands)                                      2003
                                                                       ---------
Tier 1 capital                                                         $ 31,148
Total risk-based capital                                               $ 33,794
Risk-weighted assets                                                   $227,285
Average total assets                                                   $363,646

Tier 1 capital to average assets                                           8.57%
Tier 1 risk-based capital ratio                                           13.70%
Total  risk-based capital ratio                                           14.87%



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

                  For the three months ended March 31, 2003, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         LIQUIDITY - CONTINUED
         and liabilities. Cash and cash equivalents decreased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 91% of the portfolio compared to the 9% for held to maturity securities. The Company primarily invests in U.S. Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 37% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

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

                            (Dollars in Thousands)
---------------------------------------------------------------------------------
                     NET PORTFOLIO VALUE-MARCH 31, 2003

CHANGE IN RATES                       $ AMOUNT         $ CHANGE         % CHANGE
                                   ---------------------------------------------
Up 200                                $26,947          $  (240)          -0.88%

Up 100                                $28,606          $ 1,419            5.22%

Base                                  $27,187

Down 100                              $23,196          $(3,991)          -14.68%

Down 200                              $23,282          $(3,905)          -14.36%


                               (Dollars in Thousands)
--------------------------------------------------------------------------------
                      NET PORTFOLIO VALUE-DECEMBER 31, 2002

CHANGE IN RATES                       $ AMOUNT         $ CHANGE         % CHANGE
                                   ---------------------------------------------
Up 200                                 $27,138          $(1,912)          -6.58%

Up 100                                 $30,396          $ 1,346            4.63%

Base                                   $29,050

Down 100                               $26,391          $(2,659)          -9.15%

Down 200                               $26,553          $(2,497)          -8.60%

                              UNITED BANCORP, INC.
                             CONTROLS AND PROCEDURES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

         The projected volatility of the net present value at both March 31, 2003 and December 31, 2002 fall within the general guidelines established by the Board of Directors. The NPV table shows that in a falling interest rate environment, the NPV would decrease between 14.68% and 14.36%. In Management's view there is a low probability that interest rates would decrease another 100 to 200 basis points. In the upward change in interest rates the Company's NPV would increase 5.22% with a 100 basis point interest rate increase. In a 200 basis point rate increase the Company's NPV would decrease .88%. This decrease is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities decrease. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to incur any losses.

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

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman, President and Chief Executive Officer, and Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

            3.2     Amended Code of Regulations of United Bancorp, Inc.

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






     May 2, 2003                               By:   /s/ James W. Everson
------------------------------------               -----------------------------
     Date                                      James W. Everson
                                               Chairman, President & Chief
                                               Executive Officer






     May 2, 2003                                 By:   /s/ Randall M. Greenwood
--------------------------------------------         ---------------------------
     Date                                        Randall M. Greenwood
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer

                              UNITED BANCORP, INC.
                                  CERTIFICATION

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

Date:
         -----------------------------------------------------------------------
By:
         -----------------------------------------------------------------------
         James W. Everson, Chairman, President and Chief Executive Officer

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

Date:
         -----------------------------------------------------------------------
By:
         -----------------------------------------------------------------------
         Randall M. Greenwood, Senior Vice President and Chief Financial Officer

                               10-Q EXHIBIT INDEX

 EXHIBIT NO.        DESCRIPTION

 EX - 99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 EX - 99.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002