Form 10-Q
period 2003-06-30
UNITED BANCORP INC /OH/
filed 2003-08-14
CIK 731653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   N/A                 to                      N/A
                                ------------------------------------------------

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

       COMMON STOCK, $1.00 PAR VALUE 3,223,071 SHARES AS OF JULY 21, 2003
       ------------------------------------------------------------------

                              UNITED BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



PART I FINANCIAL INFORMATION (UNAUDITED)

   ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets.............................................................................3

     Condensed Consolidated Statements of Income.......................................................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................................................5

     Condensed Consolidated Statements of Cash Flows...................................................................6

     Notes to the Condensed Consolidated Financial Statements.....................................................7 - 15

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................................16 - 23

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............................................24 - 25

   ITEM 4. Controls and Procedures....................................................................................26


PART II OTHER INFORMATION

   ITEM 1.
     Legal Proceedings................................................................................................27

   ITEM 2.
     Changes in Securities and Use of Proceeds........................................................................27

   ITEM 3.
     Default Upon Senior Securities...................................................................................27

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................27

   ITEM 5.
     Other Information................................................................................................27

   ITEM 6.
     Exhibits and Reports on Form 8-K..............................................................................27-28

   SIGNATURES.........................................................................................................29

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


PART I
FINANCIAL INFORMATION

                                                                                          (UNAUDITED)
                                                                                            JUNE 30,              DECEMBER 31,
                                                                                              2003                    2002
                                                                                      ---------------------    -------------------
ASSETS
Cash and due from financial institutions                                                      $ 12,132,914            $ 8,248,554
Federal funds sold                                                                               2,109,000              2,040,000
                                                                                      ---------------------    -------------------
Total cash and cash equivalents                                                                 14,241,914             10,288,554

Securities available for sale                                                                  144,994,140            132,869,484
Securities held to maturity
(Estimated fair value of $15,431,199 at 06/30/03 and $13,634,177 at 12/31/02)                   14,363,260             12,925,517
Loans receivable
  Commercial loans                                                                              24,527,989             21,059,890
  Commercial real estate loans                                                                  69,887,498             69,286,653
  Real estate loans                                                                             52,674,275             52,535,507
  Installment loans                                                                             46,770,509             45,005,864
                                                                                      ---------------------    -------------------
    Total loans receivable                                                                     193,860,271            187,887,914
Allowance for loan losses                                                                       (3,077,793)            (2,971,116)
                                                                                      ---------------------    -------------------
    Net loans receivable                                                                       190,782,478            184,916,798
Premises and equipment, net                                                                      8,563,372              8,932,684
Other real estate and repossessions                                                                689,077                698,065
Core deposit and other intangible assets                                                            61,417                 75,452
Bank owned life insurance                                                                        7,025,687              6,860,601
Accrued interest receivable                                                                      2,270,043              2,602,091
Other assets                                                                                     2,193,841              1,541,823
                                                                                      ---------------------    -------------------

  Total Assets                                                                               $ 385,185,229           $361,711,069
                                                                                      =====================    ===================

LIABILITIES
Demand deposits
  Noninterest-bearing                                                                         $ 30,707,154            $26,843,394
  Interest-bearing                                                                              57,746,225             48,341,237
Savings deposits                                                                                50,379,487             50,382,277
Time deposits - under $100,000                                                                 129,940,723            131,794,499
Time deposits - $100,000 and over                                                               36,774,870             42,840,126
                                                                                      ---------------------    -------------------
    Total deposits                                                                             305,548,459            300,201,533
Federal funds purchased                                                                         10,905,000              2,055,000
Securities sold under agreements to repurchase                                                   7,241,763              7,009,799
Other borrowed funds                                                                            16,869,526             17,347,429
Accrued expenses and other liabilities                                                          11,766,185              2,942,446
                                                                                      ---------------------    -------------------
    Total Liabilities                                                                          352,330,933            329,556,207

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 shares authorized and unissued                             -                      -
Common stock - $1 Par Value: 10,000,000 shares authorized;
  3,411,307 issued at June 30, 2003 and December 31, 2002                                        3,411,307              3,411,307
Additional paid in capital                                                                      25,643,618             25,651,879
Retained earnings                                                                                5,264,306              4,472,544
Treasury stock at cost, 188,265 shares at 06/30/03 and 163,065 shares at 12/31/02               (2,115,855)            (1,772,127)
Shares held by deferred compensation plan at cost, 42,178 shares at 06/30/03
and 42,828 at 12/31/02                                                                            (564,470)              (572,731)
Accumulated other comprehensive income, net of tax                                               1,215,390                963,990
                                                                                      ---------------------    -------------------
  Total Shareholders' Equity                                                                    32,854,296             32,154,862
                                                                                      ---------------------    -------------------

  Total Liabilities and Shareholders' Equity                                                 $ 385,185,229           $361,711,069
                                                                                      =====================    ===================



   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                             JUNE 30,
                                                                          (UNAUDITED)                           (UNAUDITED)
                                                                 2003                2002               2003              2002
                                                           -----------------    ----------------  ------------------ ---------------
Interest and dividend income
  Loans, including fees                                         $ 3,496,285         $ 3,673,224          $6,912,009       $7,399,166
  Taxable securities                                              1,152,481           1,525,889           2,534,334        3,072,327
  Non-taxable securities                                            363,334             264,137             712,626          523,733
  Federal funds sold                                                 33,134              52,437              57,082          114,062
  Dividends on Federal Home Loan Bank stock and other                35,009              30,160              78,844           69,917
                                                           -----------------    ----------------  ------------------ ---------------
      Total interest and dividend income                          5,080,243           5,545,847          10,294,895       11,179,205

Interest expense
  Deposits
    Demand                                                          133,299             127,780             251,502          244,051
    Savings                                                          63,316             102,892             126,529          210,548
    Time                                                          1,532,344           1,942,357           3,170,408        4,021,856
  Other borrowings                                                  225,058             149,740             434,894          310,484
                                                           -----------------    ----------------  ------------------ ---------------
      Total interest expense                                      1,954,017           2,322,769           3,983,333        4,786,939
                                                           -----------------    ----------------  ------------------ ---------------

Net interest income                                               3,126,226           3,223,078           6,311,562        6,392,266

Provision for loan losses                                           150,000             157,500             300,000          315,000
                                                           -----------------    ----------------  ------------------ ---------------

Net interest income after provision for loan losses               2,976,226           3,065,578           6,011,562        6,077,266

Noninterest income
  Service charges on deposit accounts                               278,206             244,162             526,493          462,980
  Net realized gains on sales of securities                          79,952              67,159             281,880          113,504
  Net realized gains on sales of loans                               64,540               2,275              89,449           39,982
  Other income                                                      257,729             128,671             526,834          271,012
                                                           -----------------    ----------------  ------------------ ---------------
      Total noninterest income                                      680,427             442,267           1,424,656          887,478
                                                           -----------------    ----------------  ------------------ ---------------

Noninterest expense
  Salaries and employee benefits                                  1,282,282           1,250,139           2,598,106        2,531,483
  Occupancy and equipment                                           386,395             370,552             806,751          735,292
  Professional services                                              97,408             105,197             219,696          193,638
  Insurance                                                          63,848              43,779             125,997          111,763
  Franchise and other taxes                                         109,975              88,218             206,625          177,131
  Advertising                                                        80,927              73,720             155,062          147,506
  Stationary and office supplies                                     62,723              69,224             145,953          131,444
  Amortization of intangibles                                         4,500               4,988               9,000           21,488
  Other expenses                                                    480,067             404,503           1,014,846          895,477
                                                           -----------------    ----------------  ------------------ ---------------
      Total noninterest expense                                   2,568,125           2,410,320           5,282,036        4,945,222

Income before income taxes                                        1,088,528           1,097,525           2,154,182        2,019,522
  Income tax expense                                                261,300             293,324             524,429          535,163
                                                           -----------------    ----------------  ------------------ ---------------

Net income                                                        $ 827,228           $ 804,201          $1,629,753       $1,484,359
                                                           =================    ================  ================== ===============

Earnings per common share - Basic                                    $ 0.26              $ 0.24              $ 0.51           $ 0.45
Earnings per common share - Diluted                                  $ 0.26              $ 0.24              $ 0.51           $ 0.45
Dividends per common share                                           $ 0.13              $ 0.12              $ 0.26           $ 0.25


   See accompanying notes to the condensed consolidated financial statements
                                                                               4

                              UNITED BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               COMMON
                                                STOCK
                                                                                TREASURY                   ACCUMULATED
                                                                  ADDITIONAL    STOCK AND                     OTHER
                                      SHARES ISSUED                PAID IN       DEFERRED      RETAINED    COMPREHENSIVE
                                     AND OUTSTANDING  DOLLARS      CAPITAL        PLAN         EARNINGS    INCOME (LOSS)   TOTAL
                                      -------------  ---------    ----------    ---------     --------    ------------- ----------
BALANCE AT JANUARY 1, 2002               3,283,230   $3,249,227   $23,619,610   $(1,382,613)  $5,044,540   $  (56,569)  $30,474,195
Net income                                                                                     1,484,359                  1,484,359
    Net change in unrealized loss on
    securities available for sale                                                                             496,809       496,809
                                                                                                                        -----------
    Comprehensive income                                                                                                  1,981,168
Shares purchased for deferred
compensation plan                           (5,588)                    69,900       (69,900)                                      -
Shares distributed from deferred
compensation plan                            3,708                    (49,840)       49,840                                       -
Purchases of treasury stock, at cost       (47,048)                                (571,208)                               (571,208)
Cash dividends - $0.25 per share                                                                (817,622)                  (817,622)
                                        ----------   ----------   -----------   -----------   ----------   ----------   -----------
BALANCE AT JUNE 30, 2002 (UNAUDITED)     3,234,302   $3,249,227   $23,639,670   $(1,973,881)  $5,711,277   $  440,240   $31,066,533
                                        ==========   ==========   ===========   ===========   ==========   ==========   ===========

BALANCE AT JANUARY 1, 2003               3,205,414   $3,411,307   $25,651,879   $(2,344,858)  $4,472,544   $  963,990   $32,154,862
Net income                                                                                     1,629,753                  1,629,753
    Net change in unrealized gain on
    securities available for sale                                                                             251,400       251,400
                                                                                                                        -----------
    Comprehensive income                                                                                                  1,881,153
Shares purchased for deferred
compensation plan                           (3,380)                    42,031       (42,031)                                      -
Shares distributed from deferred
compensation plan                            4,030                    (50,292)       50,292                                       -
Purchases of treasury stock, at cost       (25,200)                                (343,728)                               (343,728)
Cash dividends - $0.26 per share                                                                (837,991)                  (837,991)
                                        ----------   ----------   -----------   -----------   ----------   ----------   -----------
BALANCE AT JUNE 30, 2003 (UNAUDITED)     3,180,864   $3,411,307   $25,643,618   $(2,680,325)  $5,264,306   $1,215,390   $32,854,296
                                        ==========   ==========   ===========   ===========   ==========   ==========   ===========

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     2003                        2002
                                                                            -----------------------     -----------------------
Cash flows from operating activities
Net income for the period                                                              $ 1,629,753                 $ 1,484,359
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
      Depreciation and amortization                                                        473,179                     420,166
      Provision for loan losses                                                            300,000                     315,000
      Deferred taxes                                                                        71,900                     (74,377)
      Bank owned life insurance income                                                    (182,072)                          -
      Federal Home Loan Bank stock dividend                                                (79,700)                    (89,600)
      Net realized gains on sales of securities                                           (281,880)                   (113,504)
      (Accretion)/amortization of premium and discount on securities, net                  354,784                     (19,442)
      Net realized gains on sales of loans                                                 (53,828)                    (47,692)
      Net realized gains on sale of real estate owned                                       (9,500)                     (2,665)
      Amortization of mortgage servicing rights                                             54,900                      36,510
      Net changes in accrued interest receivable and other assets                         (345,533)                   (338,986)
      Net changes in accrued expenses and other liabilities                              8,622,330                    (119,331)
                                                                            -----------------------     -----------------------
      Net cash provided by operating activities                                         10,554,333                   1,450,438

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                                 18,241,645                  19,288,989
  Maturities, prepayments and calls                                                     58,510,072                  19,987,628
  Purchases                                                                            (88,503,697)                (32,515,266)
Securities held to maturity
  Maturities, prepayments and calls                                                        252,000                           -
  Purchases                                                                             (1,674,714)                 (1,637,004)
Purchases of bank owned life insurance                                                           -                  (5,180,000)
Net change in loans receivable                                                          (6,165,680)                   (262,854)
Purchases of premises and equipment                                                        (98,176)                   (157,044)
Sales of premises and equipment                                                              3,309                           -
Proceeds from sale of real estate owned                                                     65,000                      23,865
                                                                            -----------------------     -----------------------
      Net cash (used in) investing activities                                          (19,370,241)                   (451,686)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net change in deposits                                                                   5,346,926                   5,120,611
Net change in borrowings                                                                 8,604,061                  (9,850,971)
Treasury stock purchases                                                                  (343,728)                   (571,208)
Cash dividends paid                                                                       (837,991)                   (817,622)
                                                                            -----------------------     -----------------------
      Net cash provided by (used in) financing activities                               12,769,268                  (6,119,190)
                                                                            -----------------------     -----------------------

Net change in cash and cash equivalents                                                  3,953,360                  (5,120,438)

Cash and cash equivalents at beginning of period                                        10,288,554                  23,389,756
                                                                            -----------------------     -----------------------

Cash and cash equivalents at end of period                                            $ 14,241,914                $ 18,269,318
                                                                            =======================     =======================

     Interest paid                                                                     $ 4,003,646                 $ 4,919,251
     Income taxes paid                                                                     395,000                     551,346



   See accompanying notes to the condensed consolidated financial statements
                                                                               6

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of United Bancorp, Inc. ("Company") at June 30, 2003, and its results of operations and cash flows for the three and six month periods then ended. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes thereto, for the year ended December 31, 2002 included in its Annual Report to Shareholders. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2002 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

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

     The components used in the earnings per share computation were as follows:


                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                                  2003               2002            2003            2002
                                                             ----------------   ----------------  ---------------  --------------
BASIC
     Net income                                                     $827,228           $804,201      $ 1,629,753     $ 1,484,359
                                                             ================   ================  ===============  ==============

     Weighted average common shares outstanding                    3,181,546          3,258,149        3,184,125       3,266,051
                                                             ================   ================  ===============  ==============

     Basic earnings per common share                                  $ 0.26             $ 0.24           $ 0.51          $ 0.45
                                                             ================   ================  ===============  ==============

DILUTED
     Net income                                                     $827,228           $804,201      $ 1,629,753     $ 1,484,359
                                                             ================   ================  ===============  ==============

     Weighted average common shares outstanding for
           basic earnings per common share                         3,181,546          3,258,149        3,184,125       3,266,051
     Add:  Dilutive effects of assumed exercise of stock
           options                                                    12,381             10,171           12,381           9,721
                                                             ----------------   ----------------  ---------------  --------------

     Average shares and dilutive potential common shares           3,193,927          3,268,320        3,196,506       3,275,772
                                                             ================   ================  ===============  ==============

     Diluted earnings per common share                                $ 0.26             $ 0.24           $ 0.51          $ 0.45
                                                             ================   ================  ===============  ==============

Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature                 21,057             21,059           21,057          21,059

Weighted average exercise price                                       $ 9.69             $ 9.69           $ 9.69          $ 9.69

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     EARNINGS AND DIVIDENDS PER SHARE (CONTINUED):

         The interim period disclosures for the stock option plan as required under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation -- Transition and Disclosure" have been omitted due to no activity in the option plan subsequent to December 31, 2002.

     COMPREHENSIVE INCOME:

         Comprehensive income consists of net income and other elements of comprehensive income(loss). Other comprehensive income includes net unrealized gains and losses on securities available for sale which are recognized as a separate component of shareholders' equity. The detailed components of the net change in unrealized gains on securities available for sale are as follows:

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                      JUNE 30,                             JUNE 30,
                                                              2003               2002              2003               2002
                                                        ------------------  ----------------  ----------------   ----------------
Net change in unrealized gains
on securities available for sale:
      Unrealized holding gains on available
        for sale securities arising during period             $ 1,171,994        $3,424,422         $ 662,790          $ 866,245
      Reclassification adjustment for gains
       later recognized in income                                 (79,952)          (67,159)         (281,880)          (113,504)
                                                        ------------------  ----------------  ----------------   ----------------
                                                                1,092,042         3,357,263           380,910            752,741

Tax effects thereon                                              (371,295)       (1,142,406)         (129,510)          (255,932)
                                                        ------------------  ----------------  ----------------   ----------------

Net change in unrealized gains
on securities available for sale                                $ 720,747        $2,214,857         $ 251,400          $ 496,809
                                                        ==================  ================  ================   ================

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   SECURITIES:

        Securities were as follows:


                                                  ----------------------------------------------------------------
                                                      ESTIMATED               GROSS                 GROSS
                                                      FAIR VALUE        UNREALIZED GAINS      UNREALIZED LOSSES
                                                  ------------------- ---------------------- ---------------------
AVAILABLE FOR SALE - JUNE 30, 2003
     U.S. Government and federal agency                $  81,564,665            $ 1,157,068            $        -
     State and municipal obligations                      22,137,540                714,671              (101,112)
     Mortgage-backed securities                           34,175,676                158,876               (85,289)
     Collateralized mortgage obligations                   3,220,737                 10,057               (26,992)
                                                  ------------------- ---------------------- ---------------------
     Total debt securities                               141,098,618              2,040,672              (213,393)
                                                  ------------------- ---------------------- ---------------------
     Other securities                                      3,895,522                 14,222                     -
                                                  ------------------- ---------------------- ---------------------
                                                       $ 144,994,140            $ 2,054,894            $ (213,393)
                                                  =================== ====================== =====================

AVAILABLE FOR SALE - DECEMBER 31, 2002
     U.S. Government and federal agency                $  93,261,759            $ 1,186,116            $  (17,179)
     State and municipal                                  20,713,901                310,894               (58,552)
     Mortgage-backed                                      14,074,772                 50,763               (31,647)
     Collateralized mortgage obligations                     998,589                  2,752                     -
                                                  ------------------- ---------------------- ---------------------
     Total debt securities                               129,049,021              1,550,525              (107,378)
                                                  ------------------- ---------------------- ---------------------
     Other securities                                      3,820,463                 18,200                  (756)
                                                  ------------------- ---------------------- ---------------------
                                                       $ 132,869,484            $ 1,568,725            $ (108,134)
                                                  =================== ====================== =====================

                                                                         GROSS                   GROSS
                                                   CARRYING          UNRECOGNIZED            UNRECOGNIZED         FAIR VALUE
                                                    AMOUNT              GAINS                    LOSSES
                                               ------------------ ---------------------   ---------------------  ----------------
HELD TO MATURITY - JUNE 30, 2003
     State and municipal obligations                $ 14,363,260           $ 1,077,429                $ (9,490)     $ 15,431,199
                                               ================== =====================   =====================  ================

HELD TO MATURITY - DECEMBER 31, 2002
     State and municipal obligations                $ 12,925,517           $   712,282                $ (3,622)     $ 13,634,177
                                               ================== =====================   =====================  ================


Sales of securities available for sale were as follows:


                                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                              JUNE 30,                                     JUNE 30,
                                                     2003                 2002                    2003                2002
                                               ------------------ ---------------------   ---------------------  ----------------
Proceeds                                             $ 5,629,133          $ 13,263,208            $ 18,241,645      $ 19,288,989
Gross gains                                               82,571                67,159                 284,499           113,504
Gross losses                                               2,619                     -                   2,619                 -

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   SECURITIES: (CONTINUED)

        Contractual maturities of securities at June 30, 2003 were as follows:

AVAILABLE FOR SALE                                           AMORTIZED           ESTIMATED
                                                               COST             FAIR VALUE
                                                         ------------------  ------------------
U.S. government and federal agency obligations
  1 - 5   Years                                                $   499,859         $   512,635
  5 - 10  Years                                                 19,469,275          19,895,869
  Over 10  Years                                                60,438,463          61,156,161
                                                         ------------------  ------------------
  Total                                                         80,407,597          81,564,665
                                                         ------------------  ------------------
State and municipal obligations
  Under 1 Year                                                   3,623,881           3,664,558
  1 - 5   Years                                                  1,316,535           1,405,571
  5 - 10  Years                                                  6,583,267           6,932,126
  Over 10  Years                                                10,000,298          10,135,285
                                                         ------------------  ------------------
  Total                                                        21,523,981           22,137,540
                                                         ------------------  ------------------
Mortgage backed securities
  1 - 5  Years                                                   1,992,752           1,997,039
  5 - 10 Years                                                  16,638,433          16,709,859
  Over 10 Years                                                 15,470,904          15,468,778
                                                         ------------------  ------------------
   Total                                                        34,102,089          34,175,676
                                                         ------------------  ------------------
Collateralized mortgage obligations
  5 - 10 Years                                                   1,204,403           1,205,384
  Over 10 Years                                                  2,033,269           2,015,353
                                                         ------------------  ------------------
   Total                                                         3,237,672           3,220,737
                                                         ------------------  ------------------
Other investments
  Equity securities                                              3,881,300           3,895,522
                                                         ------------------  ------------------

Total securities available for sale                           $143,152,639       $ 144,994,140
                                                         ==================  ==================

HELD TO MATURITY

State and municipal obligations
  Under 1 Year                                                   $ 264,791           $ 273,058
  1 - 5   Years                                                  4,136,254           4,446,981
  5 - 10  Years                                                  3,248,880           3,627,116
  Over 10 Years                                                  6,713,335           7,084,044
                                                         ------------------  ------------------
Total securities held to maturity                             $ 14,363,260        $ 15,431,199
                                                         ==================  ==================


Securities with a carrying value of approximately $56.5 million at June 30, 2003 and $49.7 million at December 31, 2002 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   ALLOWANCE FOR LOAN LOSSES

        The activity in the allowance for loan losses was as follows:

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                          2003               2002                2003               2002
                                                     ----------------  -----------------   -----------------  -----------------
Beginning Balance                                        $ 3,005,291        $ 2,948,205         $ 2,971,116        $ 2,879,065
  Provision charged to operating expense                     150,000            157,500             300,000            315,000
  Loans charged-off                                         (121,427)          (172,585)           (289,307)          (316,676)
  Recoveries                                                  43,929             58,998              95,984            114,729
                                                     ----------------  -----------------   -----------------  -----------------
Ending Balance                                           $ 3,077,793        $ 2,992,118         $ 3,077,793        $ 2,992,118
                                                     ================  =================   =================  =================


         Non-performing loans were as follows:

                                                               JUNE 30,         DECEMBER 31,
                                                                 2003               2002
                                                            ----------------  -----------------
Loans past due over 90 days still on accrual                      $ 420,000           $ 85,000
Nonaccrual loans                                                    592,000            685,000


         Loans considered impaired under the provisions of SFAS No. 114 were not material at June 30, 2003 and December 31, 2002. Nonaccrual loans include all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans which are collectively evaluated for impairment.

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

         A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at June 30, 2003 and December 31, 2002 follows:

                                                               JUNE 30,         DECEMBER 31,
                                                                 2003               2002
                                                            ----------------  -----------------
Commitments to extend credit                                    $27,162,593       $ 25,423,442
Credit card and ready reserve lines                               1,424,108          1,384,224
Standby letters of credit                                           610,200            490,200


         At June 30, 2003 commitments to make fixed-rate loans totaled $1,538,721 with the interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%. At December 31, 2002, commitments to make fixed rate loans totaled $2,087,373 with interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%. Fixed rate commitment totals as of June 30, 2003 and December 31, 2002 are included in the tables above.

5.   NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the ("FASB") issued FASB Interpretation No. 45, (FIN No. 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing guarantee. The Corporation has financial letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN No. 45 requires the Corporation to record an initial liability generally equal to the fees received for these letters of credit, when guaranteeing obligations unless it became probable that the Corporation would have to perform under the guarantee. FIN No. 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002. The Corporation adopted FIN No. 45 on January 1, 2003, without material effect on its consolidated financial statements.

The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit, as of June 30, 2003 are $535,000, which expire through February 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires the issuer to classify the following financial instruments as liabilities: mandatorily redeemable preferred and common stocks; forward purchase contracts that obligate the issuer to repurchases shares of its stock by transferring assets; freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets; freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominately on any of the following: a fixed monetary amount known at inception; variations in something other than the issuer's shares; or variations inversely related to changes in the value of the issuer's shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have a material effect on the Corporation's financial position or results of operations.

6.   APPLICATION OF CRITICAL ACCOUNTING POLICIES

         United Bancorp Inc.'s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements contained in the Company's 2002 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review,

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.      APPLICATION OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

                              UNITED BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discusses the financial condition of the Company as of June 30, 2003, as compared to December 31, 2002 and the results of operations for the six and three months ended June 30, 2003 compared to the same period in 2002. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                              UNITED BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS - LOANS

     At June 30, 2003, gross loans were $193,860,271 compared to $187,887,914 at year-end 2002, an increase of $5,972,357 or 3.2%. The increase in total outstanding loans was the result of an increase in the commercial, commercial real estate, installment and real estate portfolios. Management attributes the increase in loans to the slightly improved general economic conditions in the lending markets served.

     Installment loans represented to 24.1% of total loans at June 30, 2003 compared to 24.0% at year-end 2002. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, reducing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a 11.3%, or $3,148,432 increase in installment loans while COMMUNITY had a decrease of 8.1%, or $1,383,787 in installment loans. In general, as the overall economy has slowed in the markets we service, so has the demand for consumer based loans. Also with interest rates depressed, management has not been aggressive in lowering rates on these fixed rate loan products. Recently, management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

     Commercial and commercial real estate loans comprised 48.7% of total loans at June 30, 2003 compared to 48.1% at December 31, 2002. Commercial and commercial real estate loans have increased $4,068,944 or 4.5% since December 31, 2002. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from more consistent economic growth occurring outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

     Real estate loans were 27.2% of total loans at June 30, 2003 and 28.0% at year-end 2002. In dollar volume real estate loans increased 0.3% since December 31, 2002. However, COMMUNITY actually experienced an increase in real estate loans of 6.3% or $1,411,816 and CITIZENS experienced a decrease of 4.2% or $1,273,048. As previously mentioned, management's position is to focus on adjustable rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

     The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended June 30, 2003 were approximately $77,000, or 2.6%, of the beginning balance in the allowance for loan losses. During the first six months of 2003, net charge-offs were almost entirely consumer loans and totaled approximately $193,000.

                              UNITED BANCORP, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

     The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2003 increased approximately $12,125,000, or 9.1% from year-end 2002 totals. Securities held to maturity at March 31, 2002 increased approximately $1,438,000 or 11.1% compared to year-end 2002 totals.

SOURCES OF FUNDS -- DEPOSITS

     The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2003, total core deposits increased approximately $11,412,182 or 4.4% primarily from an increase in interest bearing demand deposits of $9.4 million.

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

     Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2003, certificates of deposit greater than $100,000 decreased approximately $6,065,000, or 14.2% from year-end 2002 totals.

     Over the past year, COMMUNITY has developed several large depository customers. As of June 30, 2003, the eight largest depository customers accounted for approximately 29% of COMMUNITY'S certificate of deposits and approximately 90% of total certificates of deposits greater than $100,000. These customers also represent 28% of Community's demand deposits at June 30, 2003. Total concentration of retail funding is approximately 30% of COMMUNITY'S total deposits at June 30, 2003. On a consolidated level, this represents approximately 9% of total retail deposits at June 30, 2003 compared to 9% at December 31, 2002. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

     Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank

                              UNITED BANCORP, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

("FHLB") advances. In the first six months of 2003, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total borrowings increased approximately $8.6 million, or 32.6% from year-end 2002 totals.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME

     Basic and diluted earnings per share for the six months ended June 30, 2003 was $0.51, compared with $0.45 for the six months ended June 30, 2002. Net income increased 9.8% for the six months ended June 30, 2003, compared to the same period in 2002.

NET INTEREST INCOME

     Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 1.3% for the six months ended June 30, 2003 compared to the same period in 2002. The decrease was a result of the Company having a lower net interest margin. This was offset by a larger base of average earning assets in the first six months of 2003 compared to the same period in 2002.

     Total interest income for the six months ended June 30, 2003 was $10,295,000 compared to $11,179,000 for the same period in 2002. Total interest income decreased $884,000, or 7.9%. The decrease can be attributed to the overall lower interest rate environment that currently exists.

     Total interest expense for the six months ended June 30, 2003 when compared to the same six-month period ended June 30, 2002, decreased 16.8%, or $804,000. The Company has experienced a decrease in interest expense due the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001.

PROVISION FOR LOAN LOSSES

     The total provision for loan losses was $300,000 for the six months ended June 30, 2003 compared to $315,000 for the same period in 2002. Management decreased the provision in 2003 due to a decrease in net charge-offs for the 2003 six-month period, partially offset by a modest 3.2% growth in the loan portfolio since December 31, 2002. Management believes that all known and inherent losses in the loan portfolio have been provided for.

NONINTEREST INCOME

     Total noninterest income is made up of bank related fees and service charges, earnings on bank owned life insurance, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the six months ended

                              UNITED BANCORP, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003 was $1,425,000 compared to $887,000 for the same six months period ended June 30, 2002, an increase of 60.5%. The Company's secondary market real estate loan program increased $49,000 over the same period in 2002. In addition, the Company's security portfolio generated approximately $282,000 in security gains for the six months ended June 30, 2003, compared to $114,000 for the same period in 2002. Primarily, management made the decision to sell these securities based on the likelihood of the securities being called. These securities had coupons that were higher than the current market rates and so made it advantageous to sell the securities before they were called. Other income increased by approximately $256,000, or 94.4% due primarily to a $182,000 increase in earnings on bank owned life insurance in 2003.

NONINTEREST EXPENSE

     Noninterest expense for the six months ended June 30, 2003 increased $337,000 or 6.7% over the six months ended June 30, 2002. Salary and benefit expense increased approximately $67,000, or 2.6% for the six months ended June 30, 2003, due primarily to rising health care costs. Occupancy expense also accounted for an increase. Occupancy expense increased $71,000 or 9.7% for the six months ended June 30, 2003, as compared to the same period in 2002. Occupancy increased due to hardware and software upgrades that occurred in mid 2002 and therefore did not impact occupancy expense for the six months ended June 30, 2002.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2003

NET INCOME

     Basic and diluted earnings per share for the three months ended June 30, 2003 was $0.26, compared with $0.24 for the three months ended June 30, 2003 an increase of 8.3%. Net income increased 2.9% for the three months ended June 30, 2003, compared to the same period in 2002.

NET INTEREST INCOME

     Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 3.0% for the three months ended June 30, 2003, compared to the same period in 2002. The decrease was a result of the Company having a lower net interest margin. The impact of the lower net interest margin was offset slightly by a larger base of average earning assets in the three months ended June 30, 2003, compared to the same period in 2002.

     Total interest income for the three months ended June 30, 2003 was $5,080,000, compared to $5,546,000 for the same period in 2002, a decrease of $466,000, or 8.4%. The decrease can be attributed to the overall lower interest rate environment that currently exists. Also, as a result of the prolonged decrease in interest rates, the Company's investment portfolio will be subject to increased volatility due to the nature of the call features in the agency portfolio. Over the past quarter the Company has experienced a higher than expected level of called securities in the investment portfolio and that trend is expected to continue.

     Total interest expense for the three months ended June 30, 2003 when compared to the same three-month period ended June 30, 2002, reflected a decline of 15.9%, or $369,000. The Company has

                              UNITED BANCORP, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

experienced a decrease in interest expense due to the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001. Also, the mix of deposits has shifted slightly from the traditionally higher costing certificates of deposit to lower cost deposits such as demand and savings accounts from 2001 to 2002 and this trend continues in 2003.

PROVISION FOR LOAN LOSSES

     The total provision for loan losses was $150,000 for the three months ended June 30, 2003 compared to $157,500 for the same period in 2003. Management decreased the provision in 2003 due to a decrease in net charge-offs in the current year, partially offset by a modest 3.2% growth in the loan portfolio since December 31, 2002.

NONINTEREST INCOME

     Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, earnings on bank owned life insurance, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the three months ended June 30, 2003 was $680,000 compared to $442,000 for the same three-month period ended June 30, 2002. For the three months ended June 30, 2003, compared to the same period in 2002, noninterest income increased approximately 53.9% or $238,000. The Company's secondary market real estate loan program increased $62,000 over the same period in 2002. In addition, the Company's security portfolio generated approximately $80,000 in gains for the three months ended June 30, 2003, compared to $67,000 for the same period in 2002, an increase of $13,000, or 19.0%. Other income for the three months ended June 30, 2003 increased by $129,000, or 100.3% over the comparable 2002 period due primarily to $94,000 of bank owned life insurance purchased in late 2002.

NONINTEREST EXPENSE

     Noninterest expense for the three months ended June 30, 2003 increased $158,000 over the three months ended June 30, 2002. The majority of this increase was a result of an increase in company franchise tax expense, insurance costs and health care benefits for the company's employees.

CAPITAL RESOURCES

     Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 2003, totaled $32,854,296 compared to $32,154,862 at December 31, 2002, a 2.2% decrease. Total shareholders' equity in relation to total assets was 8.53% at June 30, 2003 and 8.89% at December 31, 2002. In May 2001, our
shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This will enable the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

     The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock is be purchased by the Plan for participants with automatically reinvested

                              UNITED BANCORP, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

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

     The minimum requirements are:

                                        TOTAL              TIER 1           TIER 1
                                      CAPITAL TO         CAPITAL TO       CAPITAL TO
                                    RISK-WEIGHTED      RISK-WEIGHTED        AVERAGE
                                        ASSETS             ASSETS           ASSETS
                                   -----------------  -----------------  --------------
Well capitalized                             10.00%              6.00%           5.00%
Adequately capitalized                        8.00%              4.00%           4.00%
Undercapitalized                              6.00%              3.00%           3.00%


     The following table illustrates the Company's consolidated regulatory capital ratios at June 30, 2003:

                                                               JUNE 30,
                      (IN THOUSANDS)                             2003
                                                           -----------------
Tier 1 capital                                                   $  31,560
Total risk-based capital                                         $  34,297
Risk-weighted assets                                             $ 234,244
Average total assets                                             $ 366,687

Tier 1 capital to average assets                                      8.61%
Tier 1 risk-based capital ratio                                      13.47%
Total  risk-based capital ratio                                      14.64%


LIQUIDITY

     Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its

                              UNITED BANCORP, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY-CONTINUED

liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

     For the six months ended June 30, 2003, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents decreased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

INFLATION AND CHANGING PRICES

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

     The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 90% of the portfolio compared to the 10% for held to maturity securities. The Company primarily invests in U.S. Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 41% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

     Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The following tables present an analysis of the potential sensitivity of the Company's present value of its financial instruments to sudden and sustained changes in the prevailing interest rates.

                        (Dollars in Thousands)                                           (Dollars in Thousands)
-----------------------------------------------------------------    ---------------------------------------------------------------
     NET PORTFOLIO VALUE-JUNE 30, 2003                                          NET PORTFOLIO VALUE-DECEMBER 31, 2002

CHANGE IN RATES     $ AMOUNT       $ CHANGE       % CHANGE           CHANGE IN RATES     $ AMOUNT        $ CHANGE      % CHANGE
                    ---------------------------------------------                        -------------------------------------------

Up 200                    $ 30,561         $ (536)        -1.72%     Up 200                     $ 27,138      $ (1,912)    -6.58%

Up 100                    $ 32,735        $ 1,638          5.27%     Up 100                     $ 30,396       $ 1,346      4.63%

Base                      $ 31,097                                   Base                       $ 29,050

Down 100                  $ 27,655       $ (3,442)       -11.07%     Down 100                   $ 26,391      $ (2,659)    -9.15%

Down 200                  $ 27,924       $ (3,173)       -10.20%     Down 200                   $ 26,553      $ (2,497)    -8.60%

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

     The projected volatility of the net present value at both June 30, 2003 and December 31, 2002 fall within the general guidelines established by the Board of Directors. The NPV table shows that in a falling interest rate environment, the NPV would decrease between 11.07% and 10.20% given a 100 and 200 basis point decline in rates. In management's view there is a low probability that interest rates would decrease another 100 to 200 basis points. Given an upward change in interest rates the Company's NPV would increase 5.27% with a 100 basis point interest rate increase. In a 200 basis point rate increase, the Company's NPV would decrease 1.72%. This decrease is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities decrease. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to incur any losses.

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

                              UNITED BANCORP, INC.
                             CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.
                                OTHER INFORMATION

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
               Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
               Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The annual meeting of the shareholders of United Bancorp, Inc. was held on April 23, 2003 for the purpose of electing four Directors to hold office until the annual meeting of shareholders to be held in 2005. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of management's nominees for Director as listed in the proxy statement were elected by the votes set forth below.

                    Nominees                    For             Withheld
                    --------                    ---             --------
                    James W. Everson          2,503,994         36,711
                    John M. Hoopingarner      2,522,951         17,753
                    Richard L. Riesbeck       2,537,585          3,119
                    Matthew C. Thomas         2,537,465          3,239

               Other directors whose term continues after the Annual Meeting of Shareholders are Michael J. Arciello, Terry A. McGhee, and L.E. Richardson, Jr.


ITEM 5.  OTHER INFORMATION
               Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits
                3.1         Amended Articles of Incorporation of United Bancorp,
                            Inc. (Incorporated by reference to Appendix B of United Bancorp's definitive proxy statement on
                            Schedule 14A filed March 14, 2001; Commission file number 0-16540.)

                3.2         Amended Code of Regulations of United Bancorp, Inc.
                            (Incorporated by reference to United Bancorp's definitive proxy statement on Schedule 14A filed
                            March 14, 2001; Commission file number 0-16540.)

                              UNITED BANCORP, INC.
                          OTHER INFORMATION (CONTINUED)


               31.1         Certification by Chief Executive Officer required by
                            Securities and Exchange Commission Rule 13a-14.

               31.2         Certification by Chief Financial Officer required by
                            Securities and Exchange Commission Rule 13a-14.

               32.1         Certification pursuant to 18 U.S.C.  Section 1350,
                            As Adopted Pursuant to Section 906 of  The
                            Sarbanes-Oxley Act of 2002.

               32.2         Certification pursuant to 18 U.S.C. Section 1350, As
                            Adopted Pursuant to Section 906 of The
                            Sarbanes-Oxley Act of 2002.

(b) The Company furnished one report on SEC Form 8-K during the quarter ended June 30, 2003.

Date of Event Reported       Event Reported
----------------------       --------------
April 24, 2003               Items 9 and 12 -- Regulation FD Disclosure, and Disclosure of Results
                             of Operations and Financial Condition, financial results for the first quarter ended March 31, 2003

                              UNITED BANCORP, INC.
                                   SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                  August 14, 2003                     By:   /s/ James W. Everson
-------------------------------------------                 -----------------------------
                  Date                                James W. Everson
                                                      Chairman, President & Chief Executive Officer






                  August 14, 2003                     By:   /s/ Randall M. Greenwood
--------------------------------------------                -----------------------------
                  Date                                Randall M. Greenwood
                                                      Senior Vice President, Chief Financial Officer and Treasurer

                              UNITED BANCORP, INC.

                                  EXHIBIT INDEX




Exhibit Number             Description of Exhibits
--------------             -----------------------
3.1                        Restated Articles of Incorporation of United Bancorp,
                           Inc. (Incorporated by reference to Appendix B to
                           United Bancorp's definitive proxy statement on
                           Schedule 14A filed March 14, 2001; Commission file
                           number 0-16540.)

3.2                        Restated Code of Regulations of United Bancorp, Inc.
                           (Incorporated by reference to Appendix C to United
                           Bancorp's definitive proxy statement on Schedule 14A filed March 14, 2001; Commission file number
                           0-16540.)

31.1                       Certification by Chief Executive Officer required by
                           Securities and Exchange Commission Rule 13a-14.

31.2                       Certification by Chief Financial Officer required by
                           Securities and Exchange Commission Rule 13a-14.

32.1                       Certification by Chief Executive Officer pursuant to
                           18 U.S.C. Section 1350, as enacted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                       Certification by Chief Executive Officer pursuant to
                           18 U.S.C. Section 1350, as enacted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.