Form 10-Q
period 2003-09-30
UNITED BANCORP INC /OH/
filed 2003-11-13
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 2003

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X     NO
                                              ---      ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2).
YES          NO    X
    ------      --------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

      COMMON STOCK, $1.00 PAR VALUE 3,223,071 SHARES AS OF OCTOBER 21, 2003
      ---------------------------------------------------------------------

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

     Condensed Consolidated Statements of Income.......................................................................4

     Condensed Consolidated Statements of Shareholders' Equity.........................................................5

     Condensed Consolidated Statements of Cash Flows...................................................................6

     Notes to the Condensed Consolidated Financial Statements.....................................................7 - 14

   ITEM 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................................15 - 22

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............................................23 - 24

   ITEM 4. Controls and Procedures....................................................................................25


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

   ITEM 2.
     Changes in Securities and Use of Proceeds........................................................................26

   ITEM 3.
     Default Upon Senior Securities...................................................................................26

   ITEM 4.
     Submission of Matters to a Vote of Security Holders..............................................................26

   ITEM 5.
     Other Information................................................................................................26

   ITEM 6.
     Exhibits and Reports on Form 8-K.................................................................................26

   SIGNATURES.........................................................................................................27



See accompanying notes to the condensed consolidated financial statements      2

                              UNITED BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

PART I
FINANCIAL INFORMATION


                                                                                              (UNAUDITED)
                                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                                  2003               2002
                                                                                            -----------------  ------------------
ASSETS
Cash and due from financial institutions                                                    $      8,070,087   $       8,248,554
Federal funds sold                                                                                         -           2,040,000
                                                                                            -----------------  ------------------
Total cash and cash equivalents                                                                    8,070,087          10,288,554

Securities available for sale                                                                    145,422,653         132,869,484
Securities held to maturity
(Estimated fair value of $14,955,438 at 09/30/03 and $13,634,177 at 12/31/02)                     14,270,754          12,925,517
Loans receivable
  Commercial loans                                                                                25,593,302          21,059,890
  Commercial real estate loans                                                                    70,329,228          69,286,653
  Real estate loans                                                                               51,245,392          52,535,507
  Installment loans                                                                               48,257,963          45,005,864
                                                                                            -----------------  ------------------
    Total loans receivable                                                                       195,425,885         187,887,914
Allowance for loan losses                                                                         (3,089,256)         (2,971,116)
                                                                                            -----------------  ------------------
    Net loans receivable                                                                         192,336,629         184,916,798
Premises and equipment, net                                                                        8,338,696           8,932,684
Other real estate and repossessions                                                                  719,077             698,065
Core deposit and other intangible assets                                                              56,917              75,452
Bank owned life insurance                                                                          7,108,278           6,860,601
Accrued interest receivable                                                                        2,551,994           2,602,091
Other assets                                                                                       2,520,327           1,541,823
                                                                                            -----------------  ------------------

  Total Assets                                                                              $    381,395,412   $     361,711,069
                                                                                            =================  ==================

LIABILITIES
Demand deposits
  Noninterest-bearing                                                                       $     30,908,206   $      26,843,394
  Interest-bearing                                                                                60,333,456          48,341,237
Savings deposits                                                                                  49,454,549          50,382,277
Time deposits - under $100,000                                                                   130,287,308         131,794,499
Time deposits - $100,000 and over                                                                 35,843,509          42,840,126
                                                                                            -----------------  ------------------
    Total deposits                                                                               306,827,028         300,201,533
Federal funds purchased                                                                            7,080,000           2,055,000
Securities sold under agreements to repurchase                                                     8,555,382           7,009,799
Other borrowed funds                                                                              25,716,334          17,347,429
Accrued expenses and other liabilities                                                             1,565,893           2,942,446
                                                                                            -----------------  ------------------
    Total Liabilities                                                                            349,744,637         329,556,207

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 shares authorized and unissued                               -                   -
Common stock - $1 Par Value: 10,000,000 shares authorized;
  3,411,307  issued at September 30, 2003 and December 31, 2002                                    3,411,307           3,411,307
Additional paid in capital                                                                        25,673,217          25,651,879
Retained earnings                                                                                  5,737,650           4,472,544
Treasury stock at cost, 188,265 shares at 09/30/03 and 163,065 shares at 12/31/02                 (2,115,855)         (1,772,127)
Shares held by deferred compensation plan at cost, 44,319 shares at 09/30/03
and 42,828 at 12/31/02                                                                              (594,069)           (572,731)
Accumulated other comprehensive income(loss), net of tax                                            (461,475)            963,990
                                                                                            -----------------  ------------------
  Total Shareholders' Equity                                                                      31,650,775          32,154,862
                                                                                            -----------------  ------------------

  Total Liabilities and Shareholders' Equity                                                $    381,395,412   $     361,711,069
                                                                                            =================  ==================



See accompanying notes to the condensed consolidated financial statements      3

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                           (UNAUDITED)                     (UNAUDITED)
                                                                    2003             2002             2003             2002
                                                               ---------------  ---------------  ---------------  ---------------
Interest and dividend income
  Loans, including fees                                        $     3,475,825  $     3,645,649  $    10,387,834  $    11,044,815
  Taxable securities                                                 1,235,272        1,297,166        3,769,606        4,369,493
  Non-taxable securities                                               367,263          314,669        1,079,889          838,402
  Federal funds sold                                                       834           70,570           57,916          184,632
  Dividends on Federal Home Loan Bank stock and other                   41,970           53,580          120,814          123,497
                                                               ---------------  ---------------  ---------------  ---------------
      Total interest and dividend income                             5,121,164        5,381,634       15,416,059       16,560,839

Interest expense
  Deposits
    Demand                                                             129,246          128,440          380,748          372,491
    Savings                                                             67,846          101,990          194,375          312,538
    Time                                                             1,477,434        1,907,318        4,647,842        5,929,174
  Other borrowings                                                     240,925          152,138          675,819          462,622
                                                               ---------------  ---------------  ---------------  ---------------
      Total interest expense                                         1,915,451        2,289,886        5,898,784        7,076,825
                                                               ---------------  ---------------  ---------------  ---------------

Net interest income                                                  3,205,713        3,091,748        9,517,275        9,484,014

Provision for loan losses                                              114,000          157,500          414,000          472,500
                                                               ---------------  ---------------  ---------------  ---------------

Net interest income after provision for loan losses                  3,091,713        2,934,248        9,103,275        9,011,514

Noninterest income
  Service charges on deposit accounts                                  287,553          235,187          814,046          698,167
  Net realized gains on sales of securities                             54,245            9,493          336,125          122,997
  Net realized gains on sales of loans                                  77,488            2,330          166,937           42,312
  Other income                                                         233,204          224,212          760,038          495,224
                                                               ---------------  ---------------  ---------------  ---------------
      Total noninterest income                                         652,490          471,222        2,077,146        1,358,700
                                                               ---------------  ---------------  ---------------  ---------------

Noninterest expense
  Salaries and employee benefits                                     1,324,504        1,254,251        3,922,610        3,785,734
  Occupancy and equipment                                              384,997          368,674        1,191,748        1,088,478
  Professional services                                                 93,519           42,446          313,215          236,084
  Insurance                                                             61,032           62,823          187,029          174,586
  Franchise and other taxes                                            103,290           88,485          309,915          265,616
  Advertising                                                           84,950           80,423          240,012          227,929
  Stationary and office supplies                                        78,752           83,796          224,705          215,240
  Amortization of intangibles                                            4,500            4,500           13,500           19,988
  Other expenses                                                       540,819          472,857        1,555,665        1,389,822
                                                               ---------------  ---------------  ---------------  ---------------
      Total noninterest expense                                      2,676,363        2,458,255        7,958,399        7,403,477

Income before income taxes                                           1,067,840          947,215        3,222,022        2,966,737
  Income tax expense                                                   175,500          211,600          699,929          746,763
                                                               ---------------  ---------------  ---------------  ---------------

Net income                                                     $       892,340  $       735,615  $     2,522,093  $     2,219,974
                                                               ===============  ===============  ===============  ===============

Earnings per common share - Basic                              $          0.28  $          0.22  $          0.79  $          0.67
Earnings per common share - Diluted                            $          0.28  $          0.22  $          0.79  $          0.67
Dividends per common share                                     $          0.13  $          0.12  $          0.39  $          0.37


See accompanying notes to the condensed consolidated financial statements      4

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                  TREASURY                 ACCUMULATED
                                                                   ADDITIONAL    STOCK AND                   OTHER
                                                        COMMON      PAID IN       DEFERRED     RETAINED   COMPREHENSIVE
                                                        STOCK       CAPITAL         PLAN       EARNINGS   INCOME (LOSS)     TOTAL
                                                    ------------ ------------- ------------- ------------ ------------- ------------
BALANCE AT JANUARY 1, 2002                           $ 3,249,227 $ 23,619,610  $ (1,382,613) $ 5,044,540    $ (56,569) $ 30,474,195
Net income                                                                                     2,219,974                  2,219,974
        Net change in unrealized loss on
         securities available for sale                                                                        949,680       949,680
                                                                                                                       -------------
       Comprehensive income                                                                                               3,169,654
Shares purchased for deferred compensation plan                        85,397       (85,397)                                      -
Shares distributed from deferred compensation plan                    (49,840)       49,840                                       -
Purchases of treasury stock, at cost                                               (571,208)                               (571,208)
Cash dividends - $0.37 per share                                                              (1,222,104)                (1,222,104)
                                                    ------------ ------------- ------------- ------------ ------------ -------------
BALANCE AT SEPTEMBER 30, 2002  (UNAUDITED)           $ 3,249,227 $ 23,655,167  $ (1,989,378) $ 6,042,410    $ 893,111  $ 31,850,537
                                                    ============ ============= ============= ============ ============ =============

BALANCE AT JANUARY 1, 2003                           $ 3,411,307 $ 25,651,879  $ (2,344,858) $ 4,472,544    $ 963,990  $ 32,154,862
Net income                                                                                     2,522,093                  2,522,093
        Net change in unrealized gain on
         securities available for sale                                                                     (1,425,465)   (1,425,465)
                                                                                                                       -------------
       Comprehensive income                                                                                               1,096,628
Shares purchased for deferred compensation plan                        71,630       (71,630)                                      -
Shares distributed from deferred compensation plan                    (50,292)       50,292                                       -
Purchases of treasury stock, at cost                                               (343,728)                               (343,728)
Cash dividends - $0.39 per share                                                              (1,256,987)                (1,256,987)
                                                    ------------ ------------- ------------- ------------ ------------ -------------
BALANCE AT SEPTEMBER 30, 2003  (UNAUDITED)           $ 3,411,307 $ 25,673,217  $ (2,709,924) $ 5,737,650   $ (461,475) $ 31,650,775
                                                    ============ ============= ============= ============ ============ =============

See accompanying notes to the condensed consolidated financial statements      5

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                           2003                    2002
                                                                                      ----------------      ----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income for the period                                                             $      2,522,093      $      2,219,974
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
      Depreciation and amortization                                                            702,355               638,436
      Provision for loan losses                                                                414,000               472,500
      Deferred taxes                                                                            71,899               (74,377)
      Bank owned life insurance income                                                        (276,731)              (87,545)
      Federal Home Loan Bank stock dividend                                                   (117,800)             (132,900)
      Net realized gains on sales of securities                                               (336,125)             (122,997)
      (Accretion)/amortization of premium and discount on securities, net                      639,029               (34,240)
      Net realized gains on sales of loans                                                     (68,233)               21,464
      Net realized gains on sale of real estate owned                                          (10,500)               (6,693)
      Amortization of mortgage servicing rights                                                 96,964                55,868
      Net changes in accrued interest receivable and other assets                             (540,675)             (391,565)
      Net changes in accrued expenses and other liabilities                                 (1,152,538)              (92,319)
                                                                                      ----------------      ----------------
      Net cash provided by operating activities                                              1,943,738             2,465,606

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                                     27,922,539            34,753,322
  Maturities, prepayments and calls                                                         68,432,513            54,491,357
  Purchases                                                                               (111,275,642)          (88,855,524)
Securities held to maturity
  Maturities, prepayments and calls                                                            352,000                    --
  Purchases                                                                                 (1,674,714)           (1,637,004)
Purchases of bank owned life insurance                                                              --            (6,527,554)
Net change in loans receivable                                                              (7,864,302)           (1,949,792)
Purchases of premises and equipment                                                            (94,867)             (630,941)
Proceeds from sale of real estate owned                                                         76,000                27,893
                                                                                      ----------------      ----------------
      Net cash used in investing activities                                                (24,126,473)          (10,328,243)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net change in deposits                                                                       6,625,495             7,124,599
Net change in borrowings                                                                    14,939,488            (3,032,632)
Treasury stock purchases                                                                      (343,728)             (571,208)
Cash dividends paid                                                                         (1,256,987)           (1,222,104)
                                                                                      ----------------      ----------------
      Net cash provided by financing activities                                             19,964,268             2,298,655
                                                                                      ----------------      ----------------

Net decrease in cash and cash equivalents                                                   (2,218,467)           (5,563,982)

Cash and cash equivalents at beginning of period                                            10,288,554            23,389,756
                                                                                      ----------------      ----------------

Cash and cash equivalents at end of period                                            $      8,070,087      $     17,825,774
                                                                                      ================      ================

     Interest paid                                                                    $      5,942,417      $      7,225,836
     Income taxes paid                                                                         592,000               810,346
     Recognition of Mortgage Servicing Rights                                                   98,704                63,776




See accompanying notes to the condensed consolidated financial statements      6

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of United Bancorp, Inc. ("Company") at September 30, 2003, and its results of operations and cash flows for the three and nine month periods then ended. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes thereto, for the year ended December 31, 2002 included in its Annual Report to Shareholders. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2002 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

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

         INCOME TAXES:

                  Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory rate due to tax exempt municipal income and earnings on bank owned life insurance. The effective tax rate is lower in the three month period ended September 30, 2003 than for the three month period ended September 30, 2002 due to a change in the estimated tax provision that will be required for the year ended December 31, 2003.

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

         The components used in the earnings per share computation were as follows:

                                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                                                2003         2002         2003         2002
                                                                            ------------ ------------ ------------ ------------
BASIC
     Net income                                                             $    892,340 $    735,615 $  2,522,093 $  2,219,974
                                                                            ============ ============ ============ ============

     Weighted average common shares outstanding                                3,179,557    3,233,555    3,182,601    3,255,102
                                                                            ============ ============ ============ ============

     Basic earnings per common share                                        $       0.28 $       0.22 $       0.79 $       0.67
                                                                            ============ ============ ============ ============

DILUTED
     Net income                                                             $    892,340 $    735,615 $  2,522,093 $  2,219,974
                                                                            ============ ============ ============ ============

     Weighted average common shares outstanding for
           basic earnings per common share                                     3,179,557    3,233,555    3,182,601    3,255,102
     Add:  Dilutive effects of assumed exercise of stock
           options                                                                12,697        9,847       12,145        9,770
                                                                            ------------ ------------ ------------ ------------

     Average shares and dilutive potential common shares                       3,192,254    3,243,402    3,194,746    3,264,872
                                                                            ============ ============ ============ ============

     Diluted earnings per common share                                      $       0.28 $       0.22 $       0.79 $       0.67
                                                                            ============ ============ ============ ============

Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature                             21,057       21,059       21,057       21,059

Weighted average exercise price of dilutive potential common shares         $       9.69 $       9.69 $       9.69 $       9.69

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

         COMPREHENSIVE INCOME:

                  Comprehensive income consists of net income and other elements of comprehensive income (loss). Other comprehensive income includes net unrealized gains and losses on securities available for sale, which are recognized as a separate component of shareholders' equity. The detailed components of the net change in unrealized gains on securities available for sale are as follows:

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      2003            2002              2003             2002
                                                                 -------------    -------------     -------------    -------------
Net change in unrealized gains on securities available for sale:
      Unrealized holding gains(losses) on available
       for sale securities arising during period                 $  (2,486,459)   $     695,661     $  (1,823,669)   $   1,561,906
      Reclassification adjustment for gains
       later recognized in income                                      (54,245)          (9,493)         (336,125)        (122,997)
                                                                 -------------    -------------     -------------    -------------
                                                                    (2,540,704)         686,168        (2,159,794)       1,438,909

Tax effects thereon                                                    863,839         (233,297)          734,329         (489,229)
                                                                 -------------    -------------     -------------    -------------

Net change in unrealized gains(losses)
on securities available for sale                                 $  (1,676,865)   $     452,871     $  (1,425,465)   $     949,680
                                                                 =============    =============     =============    =============

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.       SECURITIES:

                  Securities were as follows:


                                                  --------------------------------------------------------------
                                                     ESTIMATED              GROSS                  GROSS
                                                     FAIR VALUE        UNREALIZED GAINS      UNREALIZED LOSSES
                                                  -----------------  ---------------------  --------------------
AVAILABLE FOR SALE - SEPTEMBER 30, 2003
     U.S. Government and federal agency           $   77,094,507         $      248,912          $     (675,199)
     State and municipal obligations                  22,232,188                301,440                (259,248)
     Mortgage-backed securities                       39,205,734                 52,359                (342,046)
     Collateralized mortgage obligations               2,952,026                  3,800                 (48,019)
                                                  --------------         --------------          --------------
     Total debt securities                           141,484,455                606,511              (1,324,512)
                                                  --------------         --------------          --------------
     Other securities                                  3,938,198                 18,798                      --
                                                  --------------         --------------          --------------
                                                  $  145,422,653         $      625,309          $   (1,324,512)
                                                  ==============         ==============          ==============

AVAILABLE FOR SALE - DECEMBER 31, 2002
     U.S. Government and federal agency           $   93,261,759         $    1,186,116          $      (17,179)
     State and municipal                              20,713,901                310,894                 (58,552)
     Mortgage-backed                                  14,074,772                 50,763                 (31,647)
     Collaterized mortgage obligations                   998,589                  2,752                      --
                                                  --------------         --------------          --------------
     Total debt securities                           129,049,021              1,550,525                (107,378)
                                                  --------------         --------------          --------------
     Other securities                                  3,820,463                 18,200                    (756)
                                                  --------------         --------------          --------------
                                                  $  132,869,484         $    1,568,725          $     (108,134)
                                                  ==============         ==============          ==============

                                                                       GROSS                 GROSS
                                                   CARRYING         UNRECOGNIZED          UNRECOGNIZED         ESTIMATED FAIR
                                                    AMOUNT             GAINS                 LOSSES                 VALUE
                                                --------------     --------------        --------------        ---------------
HELD TO MATURITY - SEPTEMBER 30, 2003
     State and municipal obligations            $   14,270,754     $      740,907        $      (56,223)       $   14,955,438
                                                ==============     ==============        ==============        ==============

HELD TO MATURITY - DECEMBER 31, 2002
     State and municipal obligations            $   12,925,517     $      712,282        $       (3,622)       $   13,634,177
                                                ==============     ==============        ==============        ==============

Sales of securities available for sale were as follows:

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                     2003                2002                 2003                   2002
                                                --------------     --------------        --------------        ---------------
Proceeds                                         $ 9,680,894        $ 15,464,333          $ 27,922,539          $ 34,753,322
Gross gains                                           59,313               9,493               343,812               122,997
Gross losses                                           5,068                   -                 7,687                     -

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       SECURITIES: (CONTINUED)

                  Contractual maturities of securities at September 30, 2003 were as follows:




AVAILABLE FOR SALE                                          AMORTIZED            ESTIMATED
                                                               COST              FAIR VALUE
                                                         ---------------       ---------------
U.S. government and federal agency obligations
  1 - 5  Years                                           $     1,012,995       $     1,018,535
  5 - 10 Years                                                21,567,138            21,486,332
 Over 10 Years                                                54,940,661            54,589,640
                                                         ---------------       ---------------
  Total                                                       77,520,794            77,094,507
                                                         ---------------       ---------------
State and municipal obligations
  Under 1 Year                                                 3,351,694             3,370,364
  1 - 5  Years                                                 1,315,497             1,384,956
  5 - 10 Years                                                 7,050,039             7,185,594
 Over 10 Years                                                10,472,766            10,291,274
                                                         ---------------       ---------------
  Total                                                       22,189,996            22,232,188
                                                         ---------------       ---------------
Mortgage backed securities
  1 - 5  Years                                                 2,160,375             2,131,159
  5 - 10 Years                                                17,260,401            17,129,454
 Over 10 Years                                                20,074,645            19,945,121
                                                         ---------------       ---------------
   Total                                                      39,495,421            39,205,734
                                                         ---------------       ---------------
Collateralized mortgage obligations
  5 - 10 Years                                                   735,956               729,327
 Over 10 Years                                                 2,260,289             2,222,699
                                                         ---------------       ---------------
   Total                                                       2,996,245             2,952,026
                                                         ---------------       ---------------
Other investments
  Equity securities                                            3,919,400             3,938,198
                                                         ---------------       ---------------

Total securities available for sale                      $   146,121,856       $   145,422,653
                                                         ===============       ===============


HELD TO MATURITY

State and municipal obligations
  Under 1  Year                                          $       435,376       $       445,868
  1 - 5   Years                                                3,865,792             4,124,037
  5 - 10  Years                                                3,252,120             3,526,835
  Over 10 Years                                                6,717,466             6,858,698
                                                         ---------------       ---------------
Total securities held to maturity                        $    14,270,754       $    14,955,438
                                                         ===============       ===============

Securities with a carrying value of approximately $56.7 million at June 30, 2003 and $49.7 million at December 31, 2002 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       ALLOWANCE FOR LOAN LOSSES

                  The activity in the allowance for loan losses was as follows:


                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                    2003                2002                2003              2002
                                               ---------------     ---------------     ---------------   ---------------
Beginning Balance                              $     3,077,793     $     2,992,118     $     2,971,116   $     2,879,065
  Provision charged to operating expense               114,000             157,500             414,000           472,500
  Loans charged-off                                   (131,230)           (154,015)           (420,537)         (470,691)
  Recoveries                                            28,693              57,501             124,677           172,230
                                               ---------------     ---------------     ---------------   ---------------
Ending Balance                                 $     3,089,256     $     3,053,104     $     3,089,256   $     3,053,104
                                               ===============     ===============     ===============   ===============

                  Non-performing loans were as follows:

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                  2003              2002
                                                            ----------------  -----------------
Loans past due over 90 days still on accrual                 $     143,000      $      85,000
Nonaccrual loans                                                   646,000            685,000



                  Loans considered impaired under the provisions of SFAS No. 114 were not material at September 30, 2003 and December 31, 2002. Nonaccrual loans include all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.

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

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2003 and December 31, 2002 follows:

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2003              2002
                                                            ----------------  -----------------
Commitments to extend credit                                    $25,494,690       $ 25,423,442
Credit card and ready reserve lines                               1,402,000          1,384,224
Standby letters of credit                                           595,200            490,200



                  At September 30, 2003 commitments to make fixed-rate loans totaled $1,439,058 with the interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%. At December 31, 2002, commitments to make fixed rate loans totaled $2,087,373 with interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%. Fixed rate commitment totals as of September 30, 2003 and December 31, 2002 are included in the tables above.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the ("FASB") issued FASB Interpretation No. 45, (FIN No. 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing guarantee. The Company has financial letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN No. 45 requires the Company to record an initial liability generally equal to the fees received for these letters of credit, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN No. 45 applies prospectively to letters of credit the Company issues or modifies subsequent to December 31, 2002. The Company adopted FIN No. 45 on January 1, 2003, without material effect on its consolidated financial statements.

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit, as of September 30, 2003 are $595,200, which expire through February 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and has determined that the interpretation has no material effect on its financial statements.

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements. The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted SFAS No. 149 effective July 1, 2003, as required, without a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires the issuer to classify the following financial instruments as liabilities: mandatorily redeemable preferred and common stocks; forward purchase contracts that obligate the issuer to repurchases shares of its stock by transferring assets; freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets; freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominately on any of the following: a fixed monetary amount known at inception; variations in something other than the issuer's shares; or variations inversely related to changes in the value of the issuer's shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements contained in the Company's 2002 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of September 30, 2003, as compared to December 31, 2002 and the results of operations for the nine and three months ended September 30, 2003 compared to the same period in 2002. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



         ANALYSIS OF FINANCIAL CONDITION

         EARNING ASSETS - LOANS

                  At September 30, 2003, gross loans were $195,425,885 compared to $187,887,914 at year-end 2002, an increase of $7,537,971 or 4.0%.
         The increase in total outstanding loans was the result of an increase in the commercial, commercial real estate, and installment portfolios. Management attributes the increase in loans to the slightly improved general economic conditions in the lending markets served.

                  Installment loans represented 24.7% of total loans at September 30, 2003 compared to 24.0% at year-end 2002. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, reducing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a 19.3%, or $5,375,310 increase in installment loans while COMMUNITY had a decrease of 12.4%, or $2,123,211 in installment loans.

                  Commercial and commercial real estate loans comprised 49.1% of total loans at September 30, 2003 compared to 48.0% at December 31, 2002. Commercial and commercial real estate loans have increased $5,575,987 or 6.2% since December 31, 2002. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from more consistent economic growth occurring outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

                  Real estate loans were 26.2% of total loans at September 30, 2003 and 28.0% at year-end 2002. In dollar volume real estate loans decreased 2.5% since December 31, 2002. However, COMMUNITY actually experienced an increase in real estate loans of 8.1% or $1,800,883 and CITIZENS experienced a decrease of 10.2% or $3,090,998. Management's position is to focus on adjustable rate products or short-term fixed rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

                  The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended September 30, 2003 were approximately $103,000, or 3.3 %, of the beginning balance in the allowance for loan losses. During the first nine months of 2003, net charge-offs were mainly consumer loans and totaled approximately $296,000.

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

                  The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions, mortgage backed securities, collateralized mortgage obligations and certain other investments. Changes in long term interest rates do subject the Company in market value changes especially in the Company's callable agency-backed securities. During the three month period ended September 30, 2003 the unrealized gain on available for sale securities decreased approximately $2.5 million due to the sale of callable securities with unrealized gains, leaving fixed, lower rate securities with unrealized losses in the portfolio. The overall market value of available for sale investments also decreased due to the increase in market long-term interest rates.

                  The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at September 30, 2003 increased approximately $12,553,000, or 9.5% from year-end 2002 totals. Securities held to maturity at September 30, 2002 increased approximately $1,345,000 or 10.4% compared to year-end 2002 totals.

         SOURCES OF FUNDS - DEPOSITS
                  The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2003, total core deposits increased approximately $13,622,112 or 5.4% primarily from an increase in interest bearing demand deposits of $12.0 million and non-interest bearing deposits of $4.1 million.

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

                  Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2003, certificates of deposit greater than $100,000 decreased approximately $6,997,000, or 16.3% from year-end 2002 totals.

                  COMMUNITY has developed several large depository customers. As of September 30, 2003, the eight largest depository customers accounted for approximately 29% of COMMUNITY'S certificate of deposits and approximately 92% of total certificates of deposits greater than $100,000. These customers also represent 20% of Community's demand deposits at September 30, 2003. Total concentration of retail funding is approximately 29% of COMMUNITY'S total deposits at September 30, 2003. On a consolidated level, this represents approximately 8% of total retail deposits at September 30, 2003 compared to 9% at December 31, 2002. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risk would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

         SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

                  Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first nine months of 2003, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total borrowings at September 30, 2003 increased approximately $14.9 million, or 56.6% from year-end 2002 totals.


         RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         NET INCOME
                  Basic and diluted earnings per share for the nine months ended September 30, 2003 were $0.79, compared with $0.67 for the nine months ended September 30, 2002 an increase of 17.9%. Net income increased 13.6% or $302,119 for the nine months ended September 30, 2003, compared to the same period in 2002.

         NET INTEREST INCOME

                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased less than 1% for the nine months ended September 30, 2003 compared to the same period in 2002. The increase is a result of a larger base of average earning assets of 9.0% in the first nine months of 2003 compared to the same period in 2002. This increase was partially offset by an 8.4% decrease in the net interest margin for the nine months ended September 30, 2003 as compared to the same period in 2002.

                  Total interest income for the nine months ended September 30, 2003 was $15,416,000 compared to $16,561,000 for the same period in 2002. Total interest income decreased $1,145,000, or 6.9%. The decrease can be attributed to the overall lower interest rate environment that currently exists.

                  Total interest expense for the nine months ended September 30, 2003 when compared to the same nine-month period ended September 30, 2002, decreased 16.6%, or $1,178,000. The Company has experienced a decrease in interest expense due the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001.

         PROVISION FOR LOAN LOSSES

                  The total provision for loan losses was $414,000 for the nine months ended September 30, 2003 compared to $472,500 for the same period in 2002. Management decreased the loan loss provision in

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         2003 due to an improvement in the Company's credit quality experienced during 2003. Management believes that all known and inherent losses in the loan portfolio have been provided for.

         NONINTEREST INCOME

                  Total noninterest income is made up of bank related fees and service charges, earnings on bank owned life insurance, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income excluding net realized gains on sales of securities for the nine months ended September 30, 2003 was $1,741,000 compared to $1,236,000 for the same nine months period ended September 30, 2002, an increase of 40.9%. Gains related to the Company's secondary market real estate loan program increased $125,000 over the same period in 2002. In addition, the Company's security portfolio generated approximately $336,000 in security gains for the nine months ended September 30, 2003, compared to $123,000 for the same period in 2002. Primarily, management made the decision to sell these securities based on the likelihood of the securities being called. These securities had coupons that were higher than the current market rates and so made it advantageous to sell the securities before they were called. Other income increased by approximately $265,000, or 53.5% due primarily to a $189,000 increase in earnings on bank owned life insurance in 2003.

         NONINTEREST EXPENSE

                  Noninterest expense for the nine months ended September 30, 2003 increased $555,000 or 7.5% over the nine months ended September 30, 2002. Salary and benefit expense increased approximately $137,000, or 3.6% for the nine months ended September 30, 2003, due primarily to rising health care costs. Occupancy expense increased $103,000 or 9.5% for the nine months ended September 30, 2003, as compared to the same period in 2002. Occupancy increased due to hardware and software upgrades that occurred in mid 2002, and therefore, did not fully impact occupancy expense for the nine months ended September 30, 2002. Professional fees increased $77,000 or 33% for the nine-months ended September 30, 2003 as compared to the same period in 2002. Professional fees increased due to additional costs relating to compliance with the Sarbanes-Oxley Act of 2002 requirements as well as increased risk management costs relating to payments of an insurance policy deductible.

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2003 AND
         2002

         NET INCOME

                  Basic and diluted earnings per share for the three months ended September 30, 2003 were $0.28, compared with $0.22 for the three months ended September 30, 2003 an increase of 27.3%. Net income increased 21.3% for the three months ended September 30, 2003, compared to the same period in 2002.

         NET INTEREST INCOME

                  Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 3.7% for the three months ended September 30, 2003, compared to the same period in 2002. The impact of the lower net

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         interest margin was offset by a larger base of average earning assets in the three months ended September 30, 2003, compared to the same period in 2002.

                  Total interest income for the three months ended September 30, 2003 was $5,121,000, compared to $5,382,000 for the same period in 2002, a decrease of $260,000, or 4.8%. The decrease can be attributed to the overall lower interest rate environment that currently exists. Also, as a result of the prolonged decrease in interest rates, the Company's investment portfolio will be subject to increased volatility due to the nature of the call features in the agency portfolio. Over the past quarter the Company has experienced a higher than expected level of called securities in the investment portfolio and that trend is expected to continue.

                  Total interest expense for the three months ended September 30, 2003 when compared to the same three-month period ended September 30, 2002, reflected a decline of 16.4%, or $374,000. The Company has experienced a decrease in interest expense due to the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001. Also, the mix of deposits has shifted slightly from the traditionally higher costing certificates of deposit to lower cost deposits such as demand and savings accounts from 2001 to 2002 and this trend continues in 2003.

         PROVISION FOR LOAN LOSSES

                  The total provision for loan losses was $114,000 for the three months ended September 30, 2003 compared to $157,500 for the same period in 2003. Management decreased the provision heading into 2003 and then again in September 2003 due to improvement in credit quality during the year.

         NONINTEREST INCOME

                  Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, earnings on bank owned life insurance, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income excluding net realized gains on sales of securities for the three months ended September 30, 2003 was $598,000 compared to $462,000 for the same three-month period ended September 30, 2002. For the three months ended September 30, 2003, compared to the same period in 2002, noninterest income increased approximately 29.6% or $136,000. Gains related to the Company's secondary market real estate loan program increased $75,000 over the same period in 2002. In addition, the Company's security portfolio generated approximately $54,000 in gains for the three months ended September 30, 2003, compared to $9,000 for the same period in 2002, an increase of $45,000. Other income for the three months ended September 30, 2003 increased by $9,000, over the comparable 2002.

         NONINTEREST EXPENSE

                  Noninterest expense for the three months ended September 30, 2003 increased $218,000 over the three months ended September 30, 2002. The majority of this increase was a result of an increase in salaries and employee benefits of $70,253, professional service of $51,000 and occupancy expense of $16,000. Occupancy increased due to hardware and software upgrades that occurred in mid 2002 and therefore did not fully impact occupancy expense for the three months ended September 30, 2002. Professional fees increased due to additional costs relating to compliance with the Sarbanes-Oxley Act of 2002 requirements as well as increased risk management costs relating to the payment of an insurance

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         policy deductible. Salaries and benefits increased due to annual merit increases and an increase in health care costs.

         CAPITAL RESOURCES

                  Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 2003, totaled $31,650,775 compared to $32,154,862 at December 31, 2002, a 1.6% decrease. Total shareholders' equity in relation to total assets was 8.30% at September 30, 2003 and 8.89% at December 31, 2002.

                  The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock is purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

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

                  The minimum requirements are:


                                         TOTAL             TIER 1            TIER 1
                                       CAPITAL TO        CAPITAL TO        CAPITAL TO
                                     RISK-WEIGHTED      RISK-WEIGHTED        AVERAGE
                                         ASSETS            ASSETS            ASSETS
                                    ----------------  -----------------  ---------------
Well capitalized                             10.00%              6.00%            5.00%
Adequately capitalized                        8.00%              4.00%            4.00%
Undercapitalized                              6.00%              3.00%            3.00%


                  The following table illustrates the Company's consolidated regulatory capital ratios at September 30, 2003:

                                                             SEPTEMBER 30,
                      (in thousands)                             2003
                                                           -----------------
Tier 1 capital                                                $     32,039
Total risk-based capital                                      $     34,828
Risk-weighted assets                                          $    235,214
Average total assets                                          $    370,255

Total risk-based capital ratio                                       14.81%
Tier 1 risk-based capital ratio                                      13.62%
Tier 1 capital to average assets                                      8.65%

                              UNITED BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         LIQUIDITY

                  Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

                  For the nine months ended September 30, 2003, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents decreased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 91% of the portfolio compared to the 9% for held to maturity securities. The Company primarily invests in U.S. Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 42% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits increases faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

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


                    (Dollars in Thousands)                                             (Dollars in Thousands)
--------------------------------------------------------------    ----------------------------------------------------------------
       NET PORTFOLIO VALUE-SEPTEMBER 30, 2003                                   NET PORTFOLIO VALUE-DECEMBER 31, 2002

CHANGE IN RATES       $ AMOUNT       $ CHANGE       % CHANGE      CHANGE IN RATES        $ AMOUNT        $ CHANGE      % CHANGE
                      ----------------------------------------                           -----------------------------------------
Up 200                 $ 27,967       $ (5,528)       -16.50%     Up 200                  $ 27,138      $ (1,912)         -6.58%

Up 100                 $ 31,599       $ (1,896)        -5.66%     Up 100                  $ 30,396      $  1,346           4.63%

Base                   $ 33,495                                   Base                    $ 29,050

Down 100               $ 29,804       $ (3,691)       -11.02%     Down 100                $ 26,391      $ (2,659)         -9.15%

Down 200               $ 29,454       $ (4,041)       -12.06%     Down 200                $ 26,553      $ (2,497)         -8.60%

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

         The projected volatility of the net present value at both September 30, 2003 and December 31, 2002 fall within the general guidelines established by the Board of Directors. The NPV table shows that in a falling interest rate environment, the NPV would decrease between 11.02% and 12.06% given a 100 and 200 basis point decline in rates. In management's view there is a low probability that interest rates would decrease another 100 to 200 basis points. Given an upward change in interest rates the Company's NPV would decrease 5.66% with a 100 basis point interest rate increase. In a 200 basis point rate increase, the Company's NPV would decrease 16.50%. This decrease is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities decrease. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to incur any losses.

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

                              UNITED BANCORP, INC.
                             CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           31.1     Certificate

                           31.2     Certificate

                           32.1 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                           32.2 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                  (b) The Company filed two reports on SEC Form 8-K during the last quarter of the period covered by this report. The reports were on July 25, 2003 announcing the financial results for the second quarter ended June 30, 2003, and August 28, 2003 announcing a regular dividend payment

                              UNITED BANCORP, INC.
                                   SIGNATURES


         Signatures
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






   November 13, 2003          By:   /s/ James W. Everson
---------------------              -----------------------------
         Date                      James W. Everson
                                   Chairman, President & Chief Executive Officer






   November 13, 2003          By:   /s/ Randall M. Greenwood
---------------------              -----------------------------
         Date                      Randall M. Greenwood
                                   Senior  Vice President, Chief Financial
                                   Officer and  Treasurer

            EXHIBIT NO.                DESCRIPTION


               31.1           Certification

               31.2           Certification

               32.1 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

               32.2 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.