Form 10-K
period 2003-12-31
UNITED BANCORP INC /OH/
filed 2004-03-29
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM N/A TO N/A

                         COMMISSION FILE NUMBER 0-16540

                              UNITED BANCORP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its Charter.)

               OHIO                                      34-1405357
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS) Employer Identification No.)
incorporation or organization)

201 SOUTH FOURTH STREET, MARTINS FERRY, OHIO                    43935
--------------------------------------------                  ----------
  (Address of principal executive offices)                    (ZIP Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (740) 633-0445

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, PAR VALUE $1.00 A SHARE
                ------------------------------------------------
                                (Title of class)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES [ ] NO [X]

THE AGGREGATE MARKET VALUE OF THE VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $40,399,938 AS OF JUNE 30, 2003.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES [ ] NO [X]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 5, 2004.

                 COMMON STOCK, $1.00 PAR VALUE: 3,525,014 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 21, 2004 ARE INCORPORATED BY REFERENCE INTO PART III .

PART I

ITEM 1 DESCRIPTION OF BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS

                  United Bancorp, Inc. (Company) is a financial holding company headquartered in Martins Ferry, Ohio. The Company has two wholly owned subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS) and The Community Bank, Lancaster, Ohio (COMMUNITY), collectively "Banks". For additional information regarding the Company's business see "Narrative Description of Business".

         (b)      FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

                  Refer to Note 1 of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Report.

         (c)      EXECUTIVE OFFICERS OF THE REGISTRANT

            James W. Everson             65       Chairman, President and Chief Executive Officer

            Alan M. Hooker               52       Executive Vice President - Administration

            Scott Everson                36       Senior Vice President and Chief Operating Officer

            Randall M. Greenwood         40       Senior Vice President and Chief Financial Officer, Treasurer

            James A. Lodes               57       Vice President - Lending

            Norman F. Assenza, Jr.       57       Vice President - Operations and Secretary

            Michael A. Lloyd             35       Vice President - Information Systems

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

                  Each of these Executive Officers are serving at-will in their current positions. The Officers have held the positions for the following time periods: James W. Everson, 21 years, Alan
                  M. Hooker, 5 years, Norman F. Assenza, Jr., 21 years, James A. Lodes, 8 years, and Randall M. Greenwood, 6 years.

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

                  The Banks are located in northeastern, eastern, southeastern and south central Ohio and are engaged in the business of commercial and retail banking in Belmont, Harrison, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches located in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. CITIZENS offers full service brokerage service with securities provided through UVEST(R) member NASD/SIPC. COMMUNITY conducts its business through its seven offices in Amesville, Glouster, Lancaster, and Nelsonsville, Ohio.

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

                  The Company is regulated under the BHC Act, and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997.

                  Other than as described more thoroughly below with respect to activities that are "financial in nature," the Company is generally prohibited by the Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of managing or controlling banks or furnishing services to its subsidiaries.

                  On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services, which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards. As stated above, the Company has made such an election.

                  Under the GLB Act, a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking.

                  The Company's banking subsidiaries are also subject to limitations with respect to transactions with affiliates.

                  A substantial portion of the United Bancorp's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions.

                  The Company's banking subsidiaries are subject to primary supervision, regulation and examination by the Ohio Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC).

                  Federal regulators adopted risk-based capital guidelines and leverage standards for banks and holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 12 to the audited consolidated financial statements of United Bancorp, Inc., captioned "Regulatory Matters."

                  The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

                  Noncompliance with laws and regulations by financial holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance with laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of United Bancorp, Inc. and its subsidiary banks have not disclosed any significant instances of noncompliance.

                  The earnings and growth of United Bancorp are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. The FRB's policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of United Bancorp and its subsidiary banks cannot be predicted.

                  The Banks have no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

                  The Company itself, as a shell holding company, has no compensated employees. CITIZENS has 81 full time employees, with 19 of these serving in a management capacity and 35 part time employees. COMMUNITY has 32 full time employees, with 7 serving in a management capacity and 18 part time employees. The Company considers employee relations to be good at all subsidiary locations.

         I        DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY;
                  INTEREST RATES AND INTEREST DIFFERENTIAL

                  A-C Refer to Management's Discussion and Analysis "Average Balances, Net Interest Income and Yields Earned and Rates Paid"

         II INVESTMENT PORTFOLIO

         A Securities available for sale at year-end 2003 increased $11,746,000, or 9.1% over 2002, while securities held to maturity increased $2,669,000, or 20.6%. In our planning process, management's prediction for 2003 was for a steady to slightly rising interest rate environment. For the first half of 2003, management maintained an average of $9.2 million in fed funds sold. As the economy remained in a low-growth mode, management's posture on interest rates for the remainder of 2003 and heading into 2004 changed from one that interest rates may rise to a position that rates will go basically unchanged for the next twelve months. Therefore, by December 31, 2003, management had invested the Company's excess liquidity in investment securities and in loans.

The following table sets forth the carrying amount of securities at December 31, 2003, 2002 and 2001:

                                                           DECEMBER 31,
             (In thousands)                       2003        2002        2001
                                                --------    --------    --------
AVAILABLE FOR SALE (AT MARKET)
  U.S. Govt. and agency obligations             $ 81,298    $ 93,263    $ 99,490
  Mortgage-backed obligations                     35,872      14,075         153
  Collaterallized mortgage obligations             2,982         999
  State and municipal obligations                 20,642      20,714      10,748
  Other securities                                    24          21          34
                                                --------    --------    --------
                                                $140,818    $129,072    $110,425
                                                ========    ========    ========

HELD TO MATURITY (AT COST)
  State and municipal obligations               $ 15,594    $ 12,926    $ 10,379
                                                --------    --------    --------
                                                $ 15,594    $ 12,926    $ 10,379
                                                ========    ========    ========

B        Contractual maturities of securities at year-end 2003 were as follows:

                                                                            AVERAGE
                                        AMORTIZED     ESTIMATED          TAX EQUIVALENT
 AVAILABLE FOR SALE                       COST        FAIR VALUE              YIELD
                                      ------------   ------------        --------------
US AGENCY OBLIGATIONS
     1 - 5   Years                    $    499,895   $    498,170             3.08%
     5 - 10  Years                      19,730,951     19,653,426             4.27%
     Over 10 Years                      61,444,711     61,146,895             5.50%
                                      ------------   ------------             ----
          Total                         81,675,557     81,298,491             5.19%
                                      ------------   ------------             ----

MORTGAGE-BACKED SECURITIES
     1 - 5   Years                       1,476,233      1,476,232             2.40%
     5 - 10  Years                      15,608,519     15,608,519             3.67%
     Over 10 Years                      18,936,770     18,786,871             4.28%
                                      ------------   ------------             ----
                                        36,021,522     35,871,622             3.94%
                                      ------------   ------------             ----

COLLATERIZED MORTGAGE OBLIGATION
     Under 1 Year                          268,706        271,396             4.15%
     1 - 5   Years                       2,239,733      2,222,753             3.40%
     5 - 10  Years                         498,838        487,483             3.73%
                                      ------------   ------------             ----
                                         3,007,277      2,981,632             3.43%
                                      ------------   ------------             ----

STATE AND MUNICIPAL OBLIGATIONS
     Under 1 Year                        1,042,718      1,047,070             2.76%
     1 - 5   Years                         658,854        705,137             6.82%
     5 - 10  Years                       9,150,870      9,353,173             5.63%
     Over 10 Years                       9,634,023      9,537,444             5.51%
                                      ------------   ------------             ----
          Total                         20,486,465     20,642,824             6.32%
                                      ------------   ------------             ----

OTHER SECURITIES
     Equity securities                       4,000         23,598             0.00%
                                      ------------   ------------             ----

TOTAL SECURITIES AVAILABLE FOR SALE   $141,194,821   $140,818,167             5.80%
                                      ============   ============             ====

HELD TO MATURITY

STATE AND MUNICIPAL OBLIGATIONS
     Under 1 Year                     $  1,739,448   $  1,780,013             7.55%
     1 - 5   Years                       2,984,311      3,193,318             7.27%
     5 - 10  Years                       4,074,725      4,380,569             6.86%
     Over 10 Years                       6,795,924      6,990,453             6.69%
                                      ------------   ------------             ----

TOTAL SECURITIES HELD TO MATURITY     $ 15,594,408   $ 16,344,353             6.96%
                                      ------------   ------------             ----

C        Refer to Note 2 of Notes to Consolidated Financial Statements.

D        Excluding holdings of U.S. Agency, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2003.

         III LOAN PORTFOLIO

                  A        TYPES OF LOANS

                           The amounts of gross loans outstanding at December 31, 2003, 2002, 2001, 2000 and 1999 are shown in the following table according to types of loans:

                                                       DECEMBER 31, 2003
                                     ----------------------------------------------------
          (In thousands)               2003       2002       2001       2000       1999
                                     --------   --------   --------   --------   --------
Commercial loans                     $ 28,049   $ 21,060   $ 21,502   $ 20,415   $ 15,463
Commercial real estate loans           68,902     69,287     61,963     64,812     60,305
Real estate loans                      52,237     52,535     54,153     55,931     51,357
Installment loans                      49,421     45,006     45,722     55,339     53,391
                                     --------   --------   --------   --------   --------
  Total loans                        $198,609   $187,888   $183,340   $196,497   $180,516
                                     ========   ========   ========   ========   ========

                           Construction loans were not significant for the periods discussed.

                  B MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                           The following is a schedule of commercial and commercial real estate loans at December 31, 2003 maturing within the various time frames indicated:

                              ONE YEAR     ONE THROUGH     AFTER
         (In thousands)        OR LESS     FIVE YEARS    FIVE YEARS   TOTAL
                               -------       -------       -------   -------
Commercial loans               $18,710       $ 5,605       $ 3,734   $28,049
Commercial real estate loans    17,047        37,702        14,153    68,902
                               -------       -------       -------   -------
  Total                        $35,757       $43,307       $17,887   $96,951
                               =======       =======       =======   =======

                           The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31, 2003 due to mature after one year:

         (In thousands)           FIXED RATE      VARIABLE RATE    TOTAL > ONE YEAR
                                  ----------         -------           -------
  Commercial loans                 $ 2,376           $ 6,993           $ 9,369
  Commercial real estate loans       7,184            44,641            51,825
                                   -------           -------           -------
    Total                          $ 9,560           $51,634           $61,194
                                   =======           =======           =======

                           Variable rate loans are those loans with floating or adjustable interest rates.

C        RISK ELEMENTS

                           1. NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

                           The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2003, 2002 and 2001:

                                                    DECEMBER 31,
               (In thousands)                 2003     2002     2001    2000    1999
                                             -----    -----    -----   -----   -----
Nonaccrual basis (1)                         $ 101    $ 685    $ 661   $ 793   $ 987
Accruing loans 90 days or greater past due     655       85      157     124      36
Impaired loans                                  (2)      (2)      (2)     (2)     (2)

                  (1) There were no restructured loans at any of the dates indicated above.

                  (2) Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not considered material during any of the periods presented.

                  The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $907, $ 6,270 and $ 6,610 for the years ended December 31, 2003, 2002 and 2001

                  Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

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

         1.       POTENTIAL PROBLEM LOANS

                  The Company had no potential problem loans as of December 31, 2003 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

         3.       FOREIGN OUTSTANDING

                  Not applicable.

         4.       LOAN CONCENTRATIONS

                  Refer to Note 11 of Notes to Consolidated Financial
                  Statements.

D.       OTHER INTEREST-BEARING ASSETS

                  Not applicable.

         IV SUMMARY OF LOAN LOSS EXPERIENCE

                  For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer to "Management Discussion and Analysis" and Notes to Consolidated Financial Statements.

                  A        ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                           The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2003, 2002, 2001, 2000, and 1999:

            (In thousands)              2003        2002        2001        2000        1999
                                      --------    --------    --------    --------    --------
LOANS
Loans outstanding                     $198,608    $187,888    $183,340    $196,497    $180,516
Average loans outstanding             $192,725    $184,131    $187,995    $190,386    $168,868

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year          $  2,971    $  2,879    $  2,790    $  3,110    $  3,033
Loan charge-offs:
     Commercial                            250         135         268         125          85
     Commercial real estate                 79          45                      79          30
     Real estate                            28          84          67         275          21
     Installment                           459         507         728         716         807
                                      --------    --------    --------    --------    --------
Total loan charge-offs                     816         771       1,063       1,195         943
                                      --------    --------    --------    --------    --------

Loan recoveries
     Commercial                              3          17          27           2          50
     Commercial real estate                                                     28          12
     Real estate                             3           1          10           4           3
     Installment                           142         215         335         254         228
                                      --------    --------    --------    --------    --------
Total loan recoveries                      148         233         372         288         293
                                      --------    --------    --------    --------    --------

Net loan charge-offs                       668         538         691         907         650

Provision for loan losses                  540         630         780         587         727
                                      --------    --------    --------    --------    --------

Balance at end of year                $  2,843    $  2,971    $  2,879    $  2,790    $  3,110
                                      ========    ========    ========    ========    ========

Ratio of net charge-offs to average
  loans outstanding for the year          0.35%       0.29%       0.37%       0.49%       0.38%
                                      ========    ========    ========    ========    ========

                  B        ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                           The following table allocates the allowance for possible loan losses at December 31, 2003, 2002, 2001, 2000 and 1999. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Banks' service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

                                     2003
                            ----------------------
                                        % OF LOANS
                            ALLOWANCE    TO TOTAL
      (In thousands)         AMOUNT        LOANS
                            ---------   ----------
Loan type
    Commercial               $  452       14.13%
    Commercial real estate    1,005       34.69%
    Real estate                 387       26.30%
    Installment                 982       24.88%
    Unallocated                  17          N/A
                             ------      ------
     Total                   $2,843      100.00%
                             ======      ======

                                     2002
                            ----------------------
                                        % OF LOANS
                            ALLOWANCE    TO TOTAL
      (In thousands)         AMOUNT        LOANS
                            ---------   ----------
Loan type
    Commercial               $  361       11.21%
    Commercial real estate      965       36.88%
    Real estate                 403       27.96%
    Installment                 879       23.95%
    Unallocated                 363         N/A
                             ------      ------
     Total                   $2,971      100.00%
                             ======      ======

                                     2001
                            ----------------------
                                        % OF LOANS
                            ALLOWANCE    TO TOTAL
      (In thousands)         AMOUNT        LOANS
                            ---------   ----------
Loan type
    Commercial               $  325       11.73%
    Commercial real estate      872       33.80%
    Real estate                 381       29.54%
    Installment                 613       24.93%
    Unallocated                 688         N/A
                             ------      ------
     Total                   $2,879      100.00%
                             ======      ======

                                     2000
                            ----------------------
                                        % OF LOANS
                            ALLOWANCE    TO TOTAL
      (In thousands)         AMOUNT        LOANS
                            ---------   ----------
Loan type
    Commercial               $  263       10.39%
    Commercial real estate      835       32.98%
    Real estate                 461       28.46%
    Installment                 781       28.17%
    Unallocated                 450         N/A
                             ------      ------
     Total                   $2,790      100.00%
                             ======      ======

                                     1999
                            ----------------------
                                        % OF LOANS
                            ALLOWANCE    TO TOTAL
      (In thousands)         AMOUNT        LOANS
                            ---------   ----------
Loan type
    Commercial               $  195        8.57%
    Commercial real estate      439       33.40%
    Real estate                 343       28.45%
    Installment                 620       29.58%
    Unallocated               1,513         N/A
                             ------      ------
     Total                   $3,110      100.00%
                             ======      ======


         V        DEPOSITS

             A    SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

                    (1)-(4) Refer to Management's Discussion and Analysis "Average Balances, Net Interest Income and Yields Earned and Rates Paid" in Part II, Item 7 of this Report.

                    (5)-(8)  Not applicable.

             B    OTHER CATEGORIES

                  Not applicable.

             C    FOREIGN DEPOSITS

                  Not applicable.

             D    MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

                  The following schedule details the maturities of time certificates of deposit in amounts of $100,000 or more for the year ended December 31, 2003:

        (In thousands)
Three months or less                           $ 5,805
Over three through six months                    1,612
Over six through twelve months                   3,960
Over twelve months                              25,244
                                               -------
  Total                                        $36,621
                                               =======

                  Refer to Note 5 of Notes to Consolidated Financial Statements for Additional Information.

             E    TIME DEPOSITS GREATER THAN $100,000 ISSUED BY FOREIGN OFFICES.

                  Not applicable.

         VI       RETURN ON EQUITY AND ASSETS

                  The ratio of net income to daily average total assets and average shareholders' equity, and certain other ratios, were as follows:

                                             DECEMBER 31,

                               2003             2002           2001
                               -----            -----          -----

Return on Assets                0.97%            0.94%          0.82%
Return on Equity               11.40%           10.34%          9.13%
Dividend Payout Ratio          46.15%           50.51%         56.82%
Equity to Assets                8.43%            8.89%          8.93%


         VII      SHORT-TERM BORROWINGS

                    Information concerning securities sold under agreements to repurchase is summarized as follows:

               (In thousands)                       2003         2002         2001
                                                   -------      -------      -------
Balance at December 31,                            $ 5,485      $ 7,010      $ 7,811
Weighted average interest rate at December 31,        0.80%        0.91%        1.39%
Average daily balance during the year              $ 8,766      $ 8,567      $10,695
Average interest rate during the year                 0.83%        1.19%        3.59%
Maximum month-end balance during the year          $13,980      $11,659      $20,653

                  Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices.

                  Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

               (In thousands)                        2003         2002         2001
                                                   -------      -------      -------
Balance at December 31,                            $15,283                   $10,100
Weighted average interest rate at December 31,        1.11%                     2.05%
Average daily balance during the year              $ 7,103      $ 1,722      $14,783
Average interest rate during the year                 1.45%        1.83%        4.01%
Maximum month-end balance during the year          $15,283      $ 6,799      $24,995

                  No other individual component of the borrowed funds total comprised more than 30% of shareholders' equity and accordingly are not disclosed in detail.

ITEM 2 PROPERTIES

       The Company owns and operates its Main Office in Martins Ferry, Ohio and the following offices;

Location
Bridgeport, Ohio           Owned
Colerain, Ohio             Owned
Jewett, Ohio               Owned
St. Clairsville, Ohio      Leased
Dover, Ohio                Owned
Dellroy, Ohio              Owned
New Philadelphia, Ohio     Owned
Strasburg, Ohio            Owned
Sherrodsville, Ohio        Owned
Glouster, Ohio             Owned
Glouster, Ohio             Owned
Amesville, Ohio            Owned
Nelsonville, Ohio          Owned
Lancaster, Ohio            Owned
Lancaster, Ohio            Owned
Lancaster, Ohio            Owned

       Management believes the properties described above to be in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured.

ITEM 3 LEGAL PROCEEDINGS

       Refer to Note 1 of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No motions were submitted to shareholders for a vote during the fourth quarter of 2003.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


                             Shareholder Information

United Bancorp, Inc.'s (the Company) common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol UBCP, CUSIP #90991109. At year-end 2003, there were 3,752,105 shares outstanding, held among approximately 2,000 shareholders of record and in street name. The following table sets forth the quarterly high and low closing prices of the Company's common stock from January 1, 2003 to December 31, 2003 compared to the same periods in 2002 as reported by the NASDAQ. The price quotes have been adjusted for comparison purposes for the 10% stock dividend distributed on December 19, 2003 and the 5% dividend distributed on December 20, 2002. The price quotations presented should not necessarily be relied on in determining the value of the shareholders' investment. For information regarding dividend restrictions applicable to the Company and its subsidiaries, see Note 12, captioned "Regulatory Matters," under Item 8 of this report on Form 10-K.


                                     2003                                2002
                      ---------------------------------------------------------------------
                      31-MAR   30-JUN   30-SEP   31-DEC   31-MAR   30-JUN   30-SEP   31-DEC
                      ------   ------   ------   ------   ------   ------   ------   ------
Market Price Range
     High ($)         12.820   12.580   12.770   18.470   12.030   12.510   12.950   12.730
     Low ($)          12.150   12.260   12.320   12.490   10.610   10.870   11.730   11.350

Cash Dividends
     Quarter ($)       0.118    0.118    0.118    0.130    0.112    0.112    0.113    0.118
     Cumulative ($)    0.118    0.236    0.354    0.484    0.112    0.224    0.337    0.455

INVESTOR RELATIONS:
         A copy of the Company's Annual Report on form 10-K as filed with the SEC, will be furnished free of charge upon written or Email request to:
         Randall M. Greenwood, CFO
         United Bancorp, Inc.
         201 South 4th Street
         PO Box 10
         Martins Ferry, OH 43935
         or
         cfo@unitedbancorp.com

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN:
         Shareholders may elect to reinvest their dividends in additional shares of United Bancorp, Inc.'s common stock through the Company's Dividend Reinvestment Plan. Shareholders may also invest optional cash payments of up to $5,000 per quarter in our common stock at market price. To arrange automatic purchase of shares with quarterly dividend proceeds, please contact:
         American Stock Transfer
         and Trust Company
         Attn: Dividend Reinvestment
         6201 15th Avenue, 3rd Floor
         Brooklyn, NY 11219
         1-800-278-4353

ANNUAL MEETING:
         The Annual Meeting of Shareholders will be held at 2:00 p.m., April 21, 2004 at the Corporate Offices in Martins Ferry, Ohio.

INTERNET:
         Please look us up at
         http//:www.unitedbancorp.com

INDEPENDENT AUDITORS:
         Grant Thornton LLP
         625 Eden Park Drive
         Cincinnati, Ohio 45202
         (513) 762-5000

CORPORATE OFFICES:
         The Citizens Savings Bank Building
         201 South 4th Street
         Martins Ferry, Ohio 43935
         (740) 633-0445
         (740) 633-1448 (FAX)

TRANSFER AGENT AND REGISTRAR:
For transfers and general correspondence, please contact:
         American Stock Transfer and Trust Company
         6201 15th Avenue, 3rd Floor
         Brooklyn, NY 11219
         1-800-937-5449

STOCK TRADING:
         Advest, Inc.
         340 S. Hollywood Plaza
         Steubenville, Ohio 43952
         1-800-761-8008
         George Crim
         800-761-8008

         Stifel, Nicolaus & Company Inc.
         655 Metro Place South
         Dublin, Ohio 43017
         Steven Jefferis
         877-875-9352

         FTN Midwest Research
         350 Madison Avenue 19th Floor
         New York, NY 10017
         Bradley Dobin
         866-268-6529

                                                                            2003
                                                                   ANNUAL REPORT

                                                                               9


ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

                                                                As of and for the year ended December 31,
                                                 1999            2000            2001            2002            2003
                                            --------------   -------------   -------------   --------------   --------------
Interest and dividend income                $   21,638,690   $  23,734,085   $  24,595,769   $   22,095,682   $   20,720,464
Interest expense                                 9,844,827      12,336,669      12,348,548        9,328,867        7,837,463
                                            --------------   -------------   -------------   --------------   --------------
NET INTEREST INCOME                             11,793,863      11,397,416      12,247,221       12,766,815       12,883,001
Provision for loan losses                          726,806         587,000         780,000          630,000          540,000
                                            --------------   -------------   -------------   --------------   --------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               11,067,057      10,810,416      11,467,221       12,136,815       12,343,001
Noninterest income, including security
  gains/(losses)                                 1,285,519       1,368,986       1,606,046        2,059,173        2,611,566
Noninterest expense                              8,189,260       8,711,655       9,382,984        9,989,172       10,415,947
                                            --------------   -------------   -------------   --------------   --------------
INCOME BEFORE INCOME TAXES                       4,163,316       3,467,747       3,690,283        4,206,816        4,538,620
Income tax expense                               1,003,062         880,772         934,696          986,653          899,229
                                            --------------   -------------   -------------   --------------   --------------
NET INCOME                                  $    3,160,254   $   2,586,975   $   2,755,587   $    3,220,163   $    3,639,391
                                            ==============   =============   =============   ==============   ==============

Total assets                                  $298,764,079   $ 323,885,801   $ 341,317,195     $361,711,069   $  385,522,969
Deposits                                       235,539,865     267,552,875     283,375,923      300,201,533      304,525,997
Shareholders' equity                            25,297,973      28,679,087      30,474,195       32,154,862       32,514,459
Loans receivable, net                          177,406,092     193,707,099     180,460,538      184,916,798      195,765,090
Allowance for loan losses                        3,109,821       2,790,133       2,879,065        2,971,116        2,843,484
Net charge-offs                                    650,090         906,688         691,068          537,949          667,470
Full time employees (average equivalents)              135             136             130              130              133
Banking locations                                Seventeen       Seventeen       Seventeen        Seventeen        Seventeen

Earnings per common share - Basic           $         0.84   $        0.70   $        0.76   $         0.90   $         1.04
Earnings per common share - Diluted                   0.84            0.70            0.76             0.90             1.03
Dividends per share                                   0.40            0.42            0.44             0.45             0.48
Book value per share                                  6.75            7.77            8.45             9.12             9.31
Market value range per share                 10.01 - 19.45    6.28 - 11.78    8.08 - 12.12    10.61 - 12.95    12.15 - 18.47

Cash dividends paid                         $    1,477,686   $   1,549,657   $   1,590,220   $    1,647,670   $    1,717,838
Return on average assets (ROA)                        1.09%           0.83%           0.82%            0.94%            0.97%
Return on average equity (ROE)                       11.94%           9.88%           9.13%           10.34%           11.40%

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In the following pages, management presents an analysis of United Bancorp, Inc.'s financial condition and results of operations as of and for the year ended December 31, 2003 as compared to prior years. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

    When used in this discussion or future filings by the Company with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

    The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Company is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

    The Company does not undertake, and specifically disclaims, any obligation to publicly release any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. The application of these principles requires management to make certain estimates, assumptions and judgements that affect the amounts reported in the financial statements and footnotes. These estimates assumptions, and judgements are based on information available as of the date of the financial statements, and as this information changes, the financial statements could reflect different estimates, assumptions, and judgements.

    The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluations of credit risk after careful consideration of all information available to management. In developing this assessment, management must rely on estimates and exercise judgement regarding matters where the ultimate outcome is unknown such as economic factors, development affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

    The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical losses estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgement is a review of the each bank's trend in delinquencies and loan losses, and economic factors.

    The allowance for loan loss is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgement about the credit quality of the loan portfolio. While the Company strives to reflect all know risk factors in its evaluation, judgement errors may occur.

                               FINANCIAL CONDITION

OVERVIEW

    For a third straight year, the Company and its competitors faced an interest rate environment that continued at historically low levels. A weak economic environment in 2002 did not leave the economy on firm footing for a strong 2003. In 2003 the economy had to deal with the uncertainty of war. During the latter half of the year the economy showed mixed signs of improvement.

    Notwithstanding the less than optimal economic environment, your Company reported record earnings for 2003. The Company posted a 15.6% increase in earnings per share and maintained our strong credit quality over the year. As would be expected, our customers wanted to "lock-in" their loan rates while the depository preferences were for shorter term certificates of deposits and liquid transaction accounts. With interest rates at a historical low, the Company did attract longer-term certificates of deposits at above market interest rates. Although in today's interest rate environment the rates were slightly higher than our competitors, management feels this is a prime opportunity to lock in retail based funding for terms over 60 months. The Company took advantage of the volatility in the bond market and realized approximately $344,000 in gains on the sale of available for sale securities in 2003.

TOTAL ASSETS
(In Thousands)

[BAR CHART]

2003                         $385,523
2002                         $361,711
2001                         $341,317
2000                         $323,886
1999                         $298,764

    For the year ended December 31, 2003, the Company's total assets increased $23,811,900, or 6.6% over December 31, 2002 totals. Average total earning assets increased $28,222,000 or 8.8% over $319,789,000 for 2002.

EARNING ASSETS - LOANS

    Gross loans totaled $198,609,000 at year-end 2003, representing a 5.7% increase from $187,888,000 at year-end 2002.

Average loans increased by $8,594,000, or 4.7% from 2002 to 2003.

     Installment loans increased $4,414,000, or 9.8%, residential real estate loans decreased $299,000, or less than 1% and commercial real estate loans decreased $385,000 or less than 1% from December 31, 2002. Commercial loans increased $6,989,000 or 33.2% from December 31, 2002. As discussed previously, the overall slow down in the economy coupled with historical low interest rates caused management to be cautious in increasing longer term fixed-rate loans during this period of uncertainty. Similar to 2002 and 2001, consumers and businesses during the past year were extremely price and term sensitive and were looking for longer-term fixed-rate loans. Management priced our loan products competitively but not overly aggressive as they felt the economy would rebound over the next several years which then would most likely result in a higher interest rate environment. Based upon the Asset/Liability model utilized by the Company, management decided not to accept longer-term fixed interest rate risk at historical low levels.

     Loan production for CITIZENS and COMMUNITY during 2003 yielded a growth in both Banks' loan portfolios. Lower interest rates in 2003, again caused the Company to struggle to maintain its loan portfolio. During the past three years the Company was in a posture of trying to maintain its current customer relationships. As interest rates leveled off in 2003, the amount of refinancing requests did slow down as compared to 2002 and 2001. As a result, the Company's loan portfolio ultimately grew by $10,721,000 or 5.7% in 2003.

     The Company's installment lending portfolio increased by 9.8% from December 31, 2002 to December 31, 2003. These loans represented 24.9% of the total portfolio at year-end 2003 compared to 24.0% at year-end 2002. The targeted installment lending areas encompass the geographic areas serviced by the Banks, which are diverse, thereby reducing the risk to changes in economic conditions. Competition for installment loans principally came from the captive finance companies offering low to zero percent financing for extended terms. With a large share of the consumers being lured to the captive finance companies offering the promotional low interest rates, the remaining market share to compete for was vastly smaller. Management did not feel it was prudent, given the competition and low yields that were available, to aggressively price our installment loan product to capture this residual business.

     Management countered the low interest rate competition through customer service enhancements by extending our customer service hours into the evening to provide our customers with the ability to arrange financing at their convenience. In addition, customers may access the Company's 24/7 Internet Bank and view rates and even inquire about financing. Customers merely have to e-mail their loan requests and a loan officer will provide a prompt response.

LOANS NET
(In Thousands)

[BAR CHART]

2003            $195,765
2002            $184,917
2001            $180,461
2000            $193,707
1999            $177,406

     The commercial and commercial real estate portfolio represented approximately 48.8% of the total loan portfolio at December 31, 2003 compared to 48.1% for December 31, 2002. The Company's commercial loan portfolio increased by $6,989,000, or 33.2%. However, the commercial real estate loan portfolio decreased $385,000. Management is pleased with the overall increase in the combined commercial and commercial real estate loan portfolios given the lower interest rate environment and sluggish economy. The Company was able to retain the majority of its corporate accounts during a time when the industry was experiencing a high rate of loan refinancing. To protect the Company's future net interest margin and mitigate its exposure to rising interest rates in future reporting periods, certain interest rate floors and wider repricing indices were established during 2001 and that structure was updated and carried forward into 2002 and 2003. This strategy may have caused a few of our price sensitive customers to seek alternative financing arrangements in the short term. However, in management's view, this will help preserve the Company's net interest margins should interest rates increase.

     Residential real estate loans are comprised of 1, 3 and 5 year adjustable rate mortgages financed for 1-4 family units. The Company also offers fixed rate real estate loans through our Secondary Market Real Estate Mortgage Program. The fixed rate mortgages are serviced and originated by CITIZENS but are sold immediately in the secondary market. Therefore, we have mitigated our interest rate risk and our customers enjoy the convenience of working with a local bank and are able to obtain long-term fixed-rate financing for their home.

    As mentioned, once these loans are originated they are immediately sold in what is referred to as the secondary market. Since the loans are immediately sold, without recourse, the Company does not assume any interest rate risk in this portfolio and does not have any loans held for sale. This arrangement is quite common in banks and without such an option our customers may look elsewhere for their home financing needs. As the overall interest rate environment remained at low levels, consumer preferences remained focused on fixed-rate loan products. Given the historical low interest rates in 2003 the Company's Secondary Market Program for the second year experienced a high volume of activity.

TOTAL AVERAGE EARNING ASSETS
(In Thousands)

[BAR CHART]

2003            $348,009
2002            $319,789
2001            $316,812
2000            $289,766
1999            $271,976

     For 2003 and 2002 the interest rate environment was favorable to the fixed-rate mortgage loan product and resulted in a high volume of customers refinancing. The Company recognized gains on the sale of secondary market loans of $286,832 in 2003 and $179,683 in 2002. Given the increased level of sales in the secondary market in 2003, the Company's residential real estate portfolio declined $299,000.

     COMMUNITY continued their growth from the previous years, with an increase in loans of $7,261,000, or 13.7%. The increase this past year is due to the continued expansion of COMMUNITY into the Fairfield County market. COMMUNITY'S loan growth came in commercial and commercial real estate portfolio of $5,710,000 and the real estate portfolio of $3,112,000. This growth was offset by a decrease of $1,561,000 in the installment portfolio.

     CITIZENS also experienced an increase in loans for 2003. Total loans increased $3,459,000, or 2.6% from December 31, 2002. The increase primarily came in the installment portfolio of $5,975,000 and commercial portfolio of $4,674,000. However, this increase was offset by decreases in the commercial real estate portfolio of $3,779,000 and the real estate portfolio of $3,410,000 for 2003.

     The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable incurred losses in the loan portfolio. The allowance balance and the annual provision charged to expense are reviewed by management and the Board of Directors on a monthly basis. The allowance calculation is determined by utilizing a risk-grading model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. In general, the loan loss policy for installment loans requires a charge-off if the loan reaches 120-day delinquent status or if notice of bankruptcy is received. The Company follows lending policies, with established criteria for determining the repayment capacity of borrowers, requirements for down payments and current market appraisals or other valuations of collateral when loans are originated. Installment lending also utilizes credit scoring to help in the determination of credit quality and pricing.

     The Company generally recognizes interest income on the accrual basis, except for certain loans which are placed on non-accrual status, when in the opinion of management, doubt exists as to collection on the loan. The Company's policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, interest income may be recognized as cash payment is received.

     Management believes the current balance of the allowance for loan losses is sufficient to cover probable incurred losses. Net charge-offs to average loans for the year-ended 2003 was 0.35% compared to 0.29% for 2002. Refer to Provision for Loan Losses section for further discussion on the Company's credit quality.

EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

     The securities portfolio is comprised of U.S. Government and agency obligations, tax-exempt obligations of states and political subdivisions, mortgage-backed securities and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. Government agencies. The Company does not hold any derivative securities. The quality rating of most obligations of states and political subdivisions within Ohio is no less than Aaa, Aa, or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds within Ohio of local schools, townships and municipalities, based on known levels of credit risk.

     Securities available for sale at year-end 2003 increased $11,746,000, or 9.1% over 2002, while securities held to maturity increased $2,669,000, or 20.6%.

     In our planning process, management's prediction for 2003 was for a steady to slightly rising interest rate environment. For the first half of 2003, management maintained an average of $9.2 million in fed funds sold. As the economy continued to struggle, management's posture on interest rates for the remainder of 2003 and heading into 2004 changed from one that interest rates may rise to a position that rates will go basically unchanged for the next twelve months. Therefore, by December 31, 2003, management had invested the Company's excess liquidity in investment securities and in loans.

SOURCES OF FUNDS - DEPOSITS

     The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing deposits, excluding certificates of deposit greater than $100,000. During 2003, core deposits increased $10,543,000, or 4.1%. Core deposit growth for CITIZENS and COMMUNITY was $5,832,000 and $4,711,000, respectively, for the year ended December 31, 2003. The Company continues to benefit from strong depository growth as a direct result of the expansion of COMMUNITY into Fairfield County (Lancaster). Over the past several years, COMMUNITY has developed several large depository customers. As of December 31, 2003, their eight largest depository customers accounted for approximately 31.0% of COMMUNITY'S certificate of deposits and approximately 91.0% of total certificates of deposits greater than $100,000. These customers also represent 19.0% of demand deposits at December 31, 2003. Total concentration of retail funding is approximately 27.0% of COMMUNITY'S total deposits at December 31, 2003. This concentration does pose additional liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items monthly liquidity needs on a 90 day time horizon.

NET INCOME
(In Thousands)

[BAR CHART]

2003            $ 3,639
2002            $ 3,220
2001            $ 2,756
2000            $ 2,587
1999            $ 3,160

RETURN ON AVERAGE ASSETS

[BAR CHART]

2003            0.97%
2002            0.94%
2001            0.82%
2000            0.83%
1999            1.09%

     On a consolidated level, this concentration of funding at COMMUNITY represents approximately 7.9% of total retail deposits at December 31, 2003.

     The Company maintains strong deposit relationships with public agencies, including local school districts, city and township municipalities, public works facilities and others. These relationships may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained relatively stable balances with the Company due to various funding and disbursement time-frames.

     Certificates of deposit greater than $100,000 are not considered part of core deposits and, as such, are used as a tool to balance funding needs. At year-end 2003, certificates of deposit greater than $100,000 decreased $6,219,000, or 14.5% over year-end 2002 totals. Certificates of deposits greater than $100,000 at both CITIZENS and COMMUNITY decreased by approximately 14% in 2003.

     The attraction of and retention of core deposits continues to be a challenge to the Company and the overall banking industry. Alternative financial products are continuously being introduced by our competition whether through a traditional bank or brokerage services company.

     However, during, the past three years, the Company observed a "flight to safety" effect for deposit products. As the economy weakened and the stock market declined, many consumers preferred to maintain liquidity in traditional bank product accounts.

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

     Other interest-bearing liabilities include securities sold under agreements to repurchase, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank advances. Securities sold under agreements to repurchase decreased by $1,524,000. The average balance in securities sold under agreements to repurchase increased $199,000 from 2002 to 2003.

     Advances from the Federal Home Loan Bank (FHLB) increased $14,637,000 from 2002 to 2003 and Federal funds purchased increased $7,659,000 for the same period. As previously discussed, in the second half of 2003, management invested the Company's excess liquidity and borrowed on its lines of credit at the FHLB to purchase investment securities and fund the loan portfolio.

OTHER ASSETS

     The Company owns approximately $7.2 million in Bank Owned Life Insurance with the original investment occurring in 2002. Refer to Performance Overview 2003 to 2002, Noninterest Income section for further information.

                        PERFORMANCE OVERVIEW 2003 TO 2002

NET INCOME

     The Company reported record earnings of $3,639,391 in 2003 compared to $3,220,163 in 2002. This earnings performance equates to a 0.97% Return on Average Assets ("ROA") and 11.40% Return on Average Equity ("ROE") for 2003 compared to 0.94% and 10.34% for 2002. Basic and Diluted Earnings per share ("EPS") were $1.04 and $1.03, respectively for 2003 compared to $0.90 for 2002. Per share amounts for all periods have been restated to reflect the 10% stock split in the from of a dividend distributed in December 2003 and the 5% stock dividend distributed in December 2002.

NET INTEREST INCOME

     Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased $116,186, or 0.9% in 2003. The net interest margin decreased to 3.70% from 3.99%. Overall, the Company has seen both its earning assets and interest paying liabilities repricing downward given the low interest rate environment in 2003 as previously discussed.

     Average interest-earning assets increased $28,220,000, or 8.8% in 2003 while the associated weighted-average yield on these interest-earning assets decreased from 6.91% in 2002, to 5.95% for 2003.

     Average interest-bearing liabilities increased $27,039,000 in 2003 over 2002. The average cost of funds decreased to 2.52% from 3.29% from the year ended December 31, 2002.

     Refer to the sections on Asset and Liability Management and Sensitivity to Market Risks and Average Balances, Net Interest Income and Yields Earned and Rates Paid elsewhere for further discussion.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable incurred losses in the loan portfolio. The total provision for loan losses was $540,000 in 2003 compared to $630,000 in 2002, a decrease of $90,000, or 14.3%. The decrease can be attributed to management's continued efforts to strengthen credit quality in the loan portfolio. Management reduced the provision in 2003 due to the continued improvement in credit quality statistics for the Company throughout 2002 and into 2003. Management considered such factors as lower past due percentages and modest loan growth. Net loans charged-off for 2003 were approximately $668,000 compared to $538,000 for 2002. Moreover, one borrower accounted for approximately 34% of the net charge-offs for 2003. Management is in the process of recovering this loan.

RETURN ON AVERAGE EQUITY

[BAR CHART]

2003            11.40%
2002            10.34%
2001             9.13%
2000             9.88%
1999            11.94%

     The Company's total allowance for loan losses compared to nonaccrual loans is 354% at December 31, 2003, compared to 386% at December 31, 2002. The Company's non-performing loans to total loans was 0.40% at December 2003 compared to 0.41% at year-end 2002. These ratios measure the relative risk in the loan portfolio and coverage in the allowance for loan losses.

     The allowance for loan losses as a percentage of loans decreased to 1.43% at year-end 2003, from 1.58% at year-end 2002. CITIZENS and COMMUNITY utilize a consistent reserve methodology with the detail reserve allocations specific to the individual loan portfolio.

NONINTEREST INCOME

     Noninterest income is made up of bank-related fees and service charges, as well as other income-producing services. These include secondary market loan servicing fees, ATM/interchange income, internet bank fees, early redemption penalties for certificates of deposit, safe deposit box rental income, net gain or loss on sales of securities available for sale and loans, leased rental property, cash management services and other miscellaneous items. In addition, both CITIZENS and COMMUNITY invested in Bank Owned Life Insurance (BOLI) in 2002. The earnings from this investment are reflected in the Company's noninterest income. Total noninterest income for 2003 was $2,611,566, an increase of $552,393, or 26.8% over 2002 totals.

     The increase in noninterest income in 2003 can be attributed to several factors. During mid-year 2002, CITIZENS and COMMUNITY invested approximately $6,707,000 in BOLI. This product offers an attractive tax deferred yield after mortality cost of approximately 7.0% and 7.9% for 2003 and 2002, respectively. For the year ended December 31, 2003 the additional income generated from the BOLI investment in 2003 over 2002 is approximately $154,000. Also explaining the growth in noninterest income in 2003 is the additional income of $24,000 related to gains on the sale of investment securities. Management's strategy in 2003 and 2002, took into consideration the relative volatility in the bond market. At times during the year management realized there was an opportunity to sell certain bonds in the portfolio when overall interest rates were depressed. The Company's secondary market mortgage program generated total income of $286,832 compared to $179,683 in 2002, an increase of $107,149. Service charges on deposit accounts increased $175,496, or 18.5% due to increased fees on transactional-based deposit accounts such as service charges, non-sufficient fund charges and daily overdraft charges.

TOTAL ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS

[BAR CHART]

2003            1.43%
2002            1.58%
2001            1.57%
2000            1.42%
1999            1.72%

DILUTED EARNINGS PER SHARE

[BAR CHART]

2003            $1.03
2002            $0.90
2001            $0.76
2000            $0.70
1999            $0.84

NONINTEREST EXPENSE

     Noninterest expense for 2003 increased $426,775 or 4.3% over 2002.

     Salaries and employee benefits increased $76,521, or 1.5% from 2002 to 2003. During 2003 management adjusted the staffing levels within the Company to control salary and benefit costs.

     Occupancy and equipment increased $72,696 due to the mid year 2002 purchase of additional hardware and software for check imaging and processing and for an on-line loan and deposit origination system. Since the system was not installed until mid 2002, the Company did not record a full year of operating expenses with these two systems until 2003.

     Franchise and other taxes increased $58,803 or 16.6% over 2002 mainly due to increases in franchise and state income taxes. The increase in franchise taxes resulted from an increase in the Company's capital base year over year.

     Insurance expense increased $23,036 from 2002 to 2003. The Company renewed its Directors and Officers insurance for a three-year period in 2002. The cost of this policy and other insurance has increased dramatically over the past several years.

     Professional fees increased $51,698 or 16.4% for 2003 as compared to 2002. Professional fees increased due to additional costs relating to compliance with the Sarbanes-Oxley Act of 2002 requirements as well as other increased risk management costs.

     Other expenses increased 7.9%, or $149,802. Overall there is not a single line item that contributes significantly to this increase.

                        PERFORMANCE OVERVIEW 2002 TO 2001

NET INCOME

     The Company reported earnings of $3,220,163 in 2002 compared with $2,755,587 in 2001. This earnings performance equates to a 0.94% Return on Average Assets ("ROA") and 10.34% Return on Average Equity ("ROE") for 2002 compared to 0.82% and 9.13% for 2001. Basic and Diluted Earnings per share ("EPS") was $0.90 for 2002 compared to $0.76 for 2001. Per share amounts for all periods have been restated to reflect the 5% stock dividends distributed in December 2002 and 2001 as well as the 10% stock split in the form of a dividend distributed in 2003.

NET INTEREST INCOME

     Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased $519,594, or 4.2% in 2002. The net interest margin increased to 3.99% from 3.87%. Overall, the Company has seen both its earning assets and interest paying liabilities repricing downward given the low interest rate environment in 2002.

NET CHARGEOFFS TO AVERAGE LOANS

[BAR CHART]

2003            0.35%
2002            0.29%
2001            0.21%
2000            0.49%
1999            0.38%

     Average interest-earning assets increased $2,977,000 or 0.9% in 2002 while the associated weighted-average yield on these interest-earning assets decreased from 7.76% in 2001, to 6.91% for 2002.

     Average interest-bearing liabilities increased $1,435,000 in 2002 over 2001. The average cost of funds decreased to 3.29% from 4.38% for the year ended December 31, 2001.

     Refer to the sections on Asset and Liability Management and Sensitivity to Market Risks and Average Balances, Net Interest Income and Yields Earned and Rates Paid elsewhere for further discussion.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses incurred in the normal course of lending. The total provision for loan losses was $630,000 in 2002 compared to $780,000 in 2001, a decrease of $150,000, or 19.2%. The decrease from 2001 of 19.2% in the provision for loan losses can be attributed to management's continued efforts to strengthen our credit quality in the loan portfolio. Management reduced the provision in 2002 due to the continued improvement in credit quality statistics. Management considered such factors as lower past due percentages, slower loan growth and a reduced level of net loans charged-off. Net loans charged-off for 2002 were approximately $538,000 compared to $691,000 for 2001. Considering the item just mentioned along with modest loan growth, the provision expense for 2002 was reduced.

     The Company's total allowance for loan losses compared to non-performing loans is 386% at December 31, 2002, compared to 436% at December 31, 2001. The Company's non-performing loans to total loans was 0.41% at year-end 2002 and 2001. Both ratios measure in common size the relative risk and coverage in the allowance for loan losses.

     The allowance for loan losses as a percentage of loans increased to 1.58% at year-end 2002, from 1.57% at year-end 2001. CITIZENS and COMMUNITY utilize a consistent reserve methodology with the detail reserve allocations specific to their individual loan portfolio.

NONINTEREST INCOME

     Noninterest income is made up of bank-related fees and service charges, as well as other income-producing services. These include secondary market loan servicing fees, ATM/interchange income, internet bank fees, early redemption penalties for certificates of deposit, safe deposit box rental income, net gain or loss on sales of securities available for sale and loans, leased rental property, cash management services and other miscellaneous items. In addition, both CITIZENS and COMMUNITY invested in Bank Owned Life Insurance (BOLI) in 2002. The earnings from this investment are reflected in the Company's noninterest income. Total noninterest income for 2002 was $2,059,173, an increase of $453,127, or 28.2% over 2001 totals.

     The increase in 2002 can be attributed to several factors. During 2002, CITIZENS and COMMUNITY invested approximately $6,707,000 in BOLI. This product offers an attractive tax deferred yield. For the year ended December 31, 2002 the pre-tax yield on this investment after mortality costs was approximately 5.3% or a tax equivalent yield of approximately 7.9%. The additional income generated from the BOLI investment in 2002 was $154,000. Also explaining the growth in noninterest income in 2002 is $320,485 related to gains on the sale of investment securities. Management's strategy in 2002, took into consideration the relative volatility in the bond market. At times the during the year management realized there was an opportunity to sell certain bonds in the portfolio when overall interest rates were depressed. Also contributing to the increase in noninterest income is the Company's secondary market mortgage program which generated total income of $179,683 compared to $135,124 in 2001, an increase of $44,559. Service charges on deposit accounts increased $42,135, or 4.7%. The Company recognized gains on other real estate property of $6,693 in 2002 and $44,794 in 2001.

NONINTEREST EXPENSE

     Noninterest expense for 2002 increased $606,188, or 6.5% over 2001.

     Salaries and employee benefits increased $572,617, or 12.5% from 2001 to 2002. Contributing to the increase is additional staffing associated with expansion activities and the rapidly escalating cost of health care.

     Occupancy and equipment decreased $12,458 and other expense decreased $3,083 for the year.

     An increase in stationery and office supplies of $47,000 is attributable to higher loan and depository related items. Included in this category are costs related to loan coupon books and depository customer checks.

     Increased advertising of $25,000 was budgeted for 2002 for CITIZENS to celebrate its 100th year anniversary, which attributed to the increase in advertising expense of $31,727.

     Professional services decreased approximately $60,151 mainly due to decreases in legal expenses. During 2001, CITIZENS and COMMUNITY incurred additional legal expenses in connection with the collection of several larger commercial credits.

                                              2003            2002              2001
                                         -------------    -------------    -------------
Noninterest income
   Service charges on deposit accounts   $   1,122,202    $     946,706    $     904,571
   Gains on sales of securities                344,366          320,485           39,358
   Gains on sales of loans                     286,832          179,683          135,124
   Other income                                858,166          612,299          526,993
                                         -------------    -------------    -------------
     Total noninterest income            $   2,611,566    $   2,059,173    $   1,606,046
                                         =============    =============    =============

Noninterest expense
   Salaries and employee benefits        $   5,242,154    $   5,165,633    $   4,593,016
   Occupancy and equipment                   1,526,042        1,453,346        1,465,804
   Professional services                       366,512          314,814          374,965
   Insurance                                   211,364          188,328          187,848
   Franchise and other taxes                   412,562          353,759          320,622
   Advertising                                 315,579          310,458          278,731
   Stationery and office supplies              284,666          289,080          242,080
   Amortization of intangibles                  18,000           24,488           27,569
   Other expenses                            2,039,068        1,889,266        1,892,349
                                         -------------    -------------    -------------
     Total noninterest expense           $  10,415,947    $   9,989,172    $   9,382,984
                                         =============    =============    =============

ASSET/LIABILITY MANAGEMENT AND SENSITIVITY TO MARKET RISKS

     In the environment of changing business cycles, interest rate fluctuations and growing competition, it has become increasingly more difficult for banks to produce adequate earnings on a consistent basis. Although management can anticipate changes in interest rates, it is not possible to reliably predict the magnitude of interest rates changes. As a result the Company has established a sound asset/liability management policy, which minimizes exposure to interest rate risk while maintaining an acceptable interest rate spread while insuring adequate liquidity.

     The principal goal of asset/liability management - profit management - is accomplished by establishing decision processes and control procedures for all bank assets and liabilities. Thus, the full scope of asset/liability management encompasses the entire balance sheet of the Company. The broader principal components of asset/liability management include, but are not limited to liquidity planning, capital planning, gap management and spread management.

     By definition, liquidity is measured by the Company's ability to raise cash at a reasonable cost or with a minimum amount of loss. Liquidity planning is necessary so the Company will be capable of funding all obligations to its customers at all times, from meeting their immediate cash withdrawal requirements to fulfilling their short-term credit needs.

     Capital planning is an essential portion of asset/liability management, as capital is a limited bank resource, which, due to minimum capital requirements, can place possible restraints on bank growth. Capital planning refers to maintaining capital standards through effective growth management, dividend policies and asset/liability strategies.

     Gap is defined as the dollar difference between rate sensitive assets and rate sensitive liabilities with respect to a specified time frame. A gap has three components - the asset component, the liability component, and the time component. Gap management involves the management of all three components.

     Gap management is defined as those actions taken to measure and match rate sensitive assets to rate sensitive liabilities. A rate sensitive asset is any interest-earning asset, which can be repriced to a market rate in a given time frame. Similarly, a rate sensitive liability is any interest-bearing liability, which can have its interest rate changed to a market rate during the specified time period. Caps and collars may prevent certain loans and securities from adjusting to the market rate.

     A negative gap is created when rate sensitive liabilities exceed rate sensitive assets and, conversely, a positive gap occurs when rate sensitive assets exceed rate sensitive liabilities. In most instances, a negative gap position will cause profits to decline in a rising interest rate environment and a positive gap will cause profits to decline in a falling interest rate environment. The Company's goal is to have acceptable profits under any interest rate environment. To avoid volatile profits as a result of interest rate fluctuations, the Company attempts to match interest rate sensitivities, while pricing both the asset and liability components to yield a sufficient interest rate spread so that profits will remain relatively consistent across interest rate cycles.

     Management of the income statement is called spread management and is defined as managing investments, loans, and liabilities to achieve an acceptable spread between the Company's return on its earning assets and its cost of funds. Gap management without consideration of interest spread can cause unacceptable low profit margins while assuring that the level of profits is steady. Spread management without consideration of gap positions can cause acceptable profits in some interest rate environments and unacceptable profits in others. A sound asset/liability management program combines gap and spread management into a single cohesive system.

     Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The Banks' senior management and the Executive Committee of the Board of Directors, comprising the Asset/Liability Committee ("ALCO") review the exposure to interest rates at least quarterly. Exposure to interest rate risk is measured with the use of an interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of the assets and liabilities.

     NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. The NPV calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by surveys performed during each quarterly period, with adjustments made to reflect the shift in the Treasury yield curve between the survey date and quarter-end date. Certain short-comings are inherent in this method of analysis presented in the computation of estimated NPV. Certain assets such as adjustable-rate loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the portion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the case of an increase in interest rates.

     The following tables present an analysis of the potential sensitivity of the Company's net present value of its financial instruments to sudden and sustained changes in the prevailing interest rates.

                             (Dollars in Thousands)
                     Net Portfolio Value - December 31, 2003

Change in Rates         $ Amount                  $ Change             % Change
---------------         --------                  --------             --------
   +200                  25,958                    (7,719)               -23%
   +100                  30,501                    (3,176)                -9%
   Base                  33,677
   -100                  31,198                    (2,479)                -7%
   -200                  30,943                    (2,734)                -8%

                     Net Portfolio Value - December 31, 2002

Change in Rates         $ Amount                  $ Change            % Change
---------------         --------                  --------            --------
   +200                  27,138                    (1,912)                -7%
   +100                  30,396                     1,346                  5%
   Base                  29,050
   -100                  26,391                    (2,659)                -9%
   -200                  26,553                    (2,497)                -9%

     The projected volatility of the net present value at both December 31, 2003 and 2002 fall within the general guidelines established by the Board of Directors. The NPV table shows that in a falling interest rate environment, the NPV would decrease between 7% and 8%. In management's view there is a low probability that interest rates would decrease another 100 to 200 basis points. In the upward change in interest rates the Company's NPV would decrease 9% with a 100 basis point interest rate increase. In a 200 basis point rate increase the Company's NPV would decrease 23%. This decrease is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities decrease. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to incur any losses.

AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID

     The following table provides information relating to average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2003, 2002 and 2001. The yields and costs are calculated by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities.

     The average balance of available for sale securities is computed using the carrying value of securities. Average balances are derived from daily average balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses. Interest income is on a historical basis without tax-equivalent adjustment.

                                                    2003                          2002                          2001
                                         ---------------------------  ----------------------------  ----------------------------
                                                    INTEREST                      INTEREST                      INTEREST
                                          AVERAGE   INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/
(DOLLARS IN THOUSANDS)                    BALANCE   EXPENSE    RATE    BALANCE    EXPENSE   RATE     BALANCE    EXPENSE    RATE
                                         ---------  --------  ------  ---------   --------  ------  ---------   --------  ------
ASSETS
Interest-earning assets
   Loans                                 $ 192,725  $ 13,887   7.21%  $ 184,131   $ 14,767   8.02%  $ 187,995   $ 16,570   8.81%
   Taxable securities - AFS                111,282     5,166   4.64      94,464      5,773   6.11      99,195      6,544   6.60
   Taxable securities - HTM                                                                               629         49   7.79
   Tax-exempt securities - AFS              18,715       790   4.22      14,034        620   4.42      13,076        656   5.02
   Tax-exempt securities - HTM              16,680       656   3.93      11,813        568   4.81       8,926        433   4.85
   Federal funds sold                        4,692        58   1.24      11,588        196   1.69       3,462         88   2.54
   FHLB stock and other                      3,915       163   4.16       3,759        172   4.58       3,529        256   7.25
                                         ---------  --------   ----   ---------   --------          ---------   --------
Total interest-earning assets              348,009    20,720   5.95     319,789     22,096   6.91     316,812     24,596   7.76

Noninterest-earning assets
   Cash and due from banks                   8,251                        8,487                         8,971
   Premises and equipment (net)              8,367                        8,779                         9,241
   Other nonearning assets                  12,373                        8,250                         4,835
   Less: allowance for loan losses          (3,094)                      (3,021)                       (2,887)
                                         ---------                    ---------                     ---------
Total noninterest-earning assets            25,897                       22,495                        20,160
                                         ---------                    ---------                     ---------
Total assets                             $ 373,906                    $ 342,284                     $ 336,972
                                         =========                    =========                     =========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Demand deposits                       $  57,456       530   0.92   $  47,372        502   1.06   $  43,846        843   1.92
   Savings deposits                         49,962       240   0.48      50,718        493   0.97      48,850        862   1.76
   Time deposits                           167,615     6,144   3.67     165,155      7,701   4.66     158,778      9,262   5.83
   Fed funds purchased & TT&L                3,453        50   1.45         539          7   1.30         818         41   5.01
   FHLB advances                            23,369       802   3.43      11,231        528   4.70      19,160        958   5.00
   Repurchase agreements                     8,766        71   0.81       8,567         98   1.14      10,695        383   3.58
                                         ---------  --------          ---------   --------          ---------   --------
Total interest-bearing liabilities         310,621     7,837   2.52     283,582      9,329   3.29     282,147     12,349   4.38
                                                    --------                      --------                      --------

Noninterest-bearing liabilities
   Demand deposits                          29,543                       26,093                        23,186
   Other liabilities                         1,824                        1,473                         1,471
                                         ---------                    ---------                     ---------
Total noninterest-bearing liabilities       31,367                       27,566                        24,657
                                         ---------                    ---------                     ---------
Total liabilities                          341,988                      311,148                       306,804

Total shareholders' equity                  31,918                       31,136                        30,168
                                         ---------                    ---------                     ---------
Total liabilities & shareholders'
  equity                                 $ 373,906                    $ 342,284                     $ 336,972
                                         =========                    =========                     =========
Net interest income                                 $ 12,883                      $ 12,767                      $  12,247
                                                    ========                      ========                      =========
Net interest spread                                            3.43%                         3.62%                         3.38%
                                                               ====                          ====                          ====
Net yield on interest-earning assets                           3.70%                         3.99%                         3.87%
                                                               ====                          ====                          ====

-   For purposes of this schedule, nonaccrual loans are included in loans.

- Net interest income is reported on an historical basis without tax-equivalent adjustment.

-   Fees collected on loans are included in interest on loans.


RATE/VOLUME ANALYSIS

     The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the periods indicated. For purposes of this table, changes in interest due to volume and rate were determined using the following methods:

     - Volume variance results when the change in volume is multiplied by the previous year's rate.

     - Rate variance results when the change in rate is multiplied by the previous year's volume.

     - Rate/volume variance results when the change in volume is multiplied by the change in rate.

LIQUIDITY

                                                           2003 COMPARED TO 2002                     2002 COMPARED TO 2001
                                                            INCREASE/(DECREASE)                       INCREASE/(DECREASE)
                                                  --------------------------------------    --------------------------------------
                                                                  CHANGE        CHANGE                      CHANGE        CHANGE
                                                     TOTAL        DUE TO        DUE TO         TOTAL        DUE TO        DUE TO
(IN THOUSANDS)                                      CHANGE        VOLUME         RATE         CHANGE        VOLUME         RATE
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Interest and dividend income
   Loans                                          $     (880)   $      667    $   (1,547)   $   (1,803)   $     (345)   $   (1,458)
   Taxable securities available for sale                (607)          913        (1,520)         (771)         (268)         (503)
   Taxable securities held to maturity                     -             -             -           (49)          (49)            -
   Tax-exempt securities available for sale              170           204           (34)          (36)           15           (51)
   Tax-exempt securities held to maturity                 88           204          (116)          135           139            (4)
   Federal funds sold                                   (138)          (95)          (43)          108           146           (38)
   FHLB stock and other                                   (9)            7           (16)          (84)           14           (98)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Total interest and dividend income                    (1,376)        1,900        (3,276)       (2,500)         (348)       (2,152)

Interest expense
   Demand deposits                                        28            98           (70)         (341)           63          (404)
   Savings deposits                                     (253)           (7)         (246)         (369)           26          (395)
   Time deposits                                      (1,557)          113        (1,670)       (1,561)          365        (1,926)
   Fed funds purchased                                    43            42             1           (34)          (11)          (23)
   FHLB advances                                         274           447          (173)         (430)         (376)          (54)
   Repurchase agreements                                 (27)            2           (29)         (285)          (64)         (221)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Total interest expense                                (1,492)          695        (2,187)       (3,020)            3        (3,023)
                                                  ----------    ----------    ----------    ----------    ----------    ----------

                                                  ==========    ==========    ==========    ==========    ==========    ==========


     Note: The rate/volume variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

         The following table is a summary of selected quarterly results of operations for the years ended December 31, 2003 and 2002.

                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003

Interest and dividend income                   $      5,215   $      5,080   $      5,121   $      5,304
Interest expense                                      2,029          1,954          1,915          1,939
                                               ------------   ------------   ------------   ------------
Net interest income                                   3,186          3,126          3,206          3,365
Provision for loan losses                               150            150            114            126
                                               ------------   ------------   ------------   ------------
Net interest income after
   provision for loan losses                          3,036          2,976          3,092          3,239
Noninterest income                                      744            680            651            536
Noninterest expense                                   2,714          2,568          2,676          2,458
                                               ------------   ------------   ------------   ------------
Income before income tax                              1,066          1,088          1,067          1,317
Income tax expense                                      263            261            175            200
                                               ------------   ------------   ------------   ------------
Net income                                     $        803   $        827   $        892   $      1,117
                                               ============   ============   ============   ============

Earnings per common share - Basic              $       0.23   $       0.24   $       0.25   $       0.32
                                               ============   ============   ============   ============

Earnings per common share - Diluted            $       0.23   $       0.24   $       0.25   $       0.31
                                               ============   ============   ============   ============

Dividends declared per share                   $      0.118   $      0.118   $      0.118   $      0.130
                                               ============   ============   ============   ============

2002

Interest and dividend income                   $      5,633   $      5,546   $      5,382   $      5,535
Interest expense                                      2,464          2,323          2,290          2,252
                                               ------------   ------------   ------------   ------------
Net interest income                                   3,169          3,223          3,092          3,283
Provision for loan losses                               158            158            157            157
                                               ------------   ------------   ------------   ------------
Net interest income after
   provision for loan losses                          3,011          3,065          2,935          3,126
Noninterest income                                      446            442            471            700
Noninterest expense                                   2,535          2,410          2,458          2,586
                                               ------------   ------------   ------------   ------------
Income before income tax                                922          1,097            948          1,240
Income tax expense                                      242            293            212            240
                                               ------------   ------------   ------------   ------------
Net income                                     $        680   $        804   $        736   $      1,000
                                               ============   ============   ============   ============

Earnings per common share - Basic              $       0.19   $       0.22   $       0.20   $       0.29
                                               ============   ============   ============   ============

Earnings per common share - Diluted            $       0.19   $       0.22   $       0.20   $       0.29
                                               ============   ============   ============   ============

Dividends declared per share                   $      0.112   $      0.112   $      0.113   $      0.118
                                               ============   ============   ============   ============

CAPITAL RESOURCES

     Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Banks. The Company's shareholders' equity at year-end 2003 was $32,514,459 compared to $32,154,862 at year-end 2002, representing an increase of 1.1%. Equity totals include $248,591 in accumulated comprehensive losses, which is comprised solely of a net unrealized loss on securities available for sale, net of tax, at year-end 2003, compared to a $963,990 gain at year-end 2002. Total shareholders' equity in relation to total assets was 8.4% at December 31, 2003 and 8.9% at December 31, 2002.

     The Company has established a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by The Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the dividend policy or a guarantee of future dividends. Shareholders who do not wish to participate in The Plan will continue to receive cash dividends, as declared in the usual and customary manner.

     In May 2001, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This will enable the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

[BAR CHART]

DIVIDENDS PER SHARE

2003      $ 0.48
2002      $ 0.45
2001      $ 0.44
2000      $ 0.42
1999      $ 0.40

     Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold and securities available-for sale. These assets are commonly referred to as liquid assets. Liquid assets were $149 million at December 31, 2003 compared to $139 million at December 31, 2002. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of December 31, 2003, $140.8 million of the securities portfolio was classified as available for sale. Additionally the Company's residential real estate portfolio, can and has been readily, used to collateralize borrowings as an additional source of liquidity. Management believes its current liquidity level is sufficient to meet anticipated future growth.

     The Cash Flows Statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2003, 2002 and 2001 follows. The Company experienced a net increase in cash from operating activities in 2003, 2002 and 2001. Net cash from operating activities was a positive $4.2 million, $3.8 million and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, gain on sales of loans, securities and other assets, the provision for loan losses, Federal Home Loan Bank stock dividends, net amortization of securities and net changes in other assets and liabilities.

     NET CASH FROM INVESTING ACTIVITIES was $(28.3 million), $(31.4 million) and $(4.7 million) for the years ended December 31, 2003, 2002 and 2001, respectively. The changes in net cash from investing activities include loan growth, as well as normal maturities, security calls and reinvestments of securities and premises and equipment expenditures. In 2003, 2002 and 2001, the Company received $37.7 million, $47.9 million and $5.5 million, respectively, from sales of securities available for sale. Proceeds from securities, which matured or were called were $77.0 million, $83.9 million and $72.4 million in 2003, 2002 and 2001, respectively. As mentioned previously, the decrease in interest rates dramatically impacted the Company's cash flows from investing activities.

[BAR CHART]

EQUITY CAPITAL
(In Thousands)

2003       $ 32,514
2002       $ 32,155
2001       $ 30,474
2000       $ 28,679
1999       $ 25,298

[BAR CHART]

BOOK VALUE PER SHARE

2003       $ 9.31
2002       $ 9.12
2001       $ 8.45
2000       $ 7.77
1999       $ 6.75

     NET CASH FROM FINANCING ACTIVITIES was $22.2 million, $14.5 million and $13.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The net cash from financing activities in 2003 was primarily attributable to increases in short-term borrowings of $20.6 million. Also contributing to the net increase in cash from financing activities was growth in total deposits of $4.3 million, $16.8 million and $15.8 million in 2003, 2002 and 2001, respectively.

     Management feels that it has the capital adequacy, profitability, and reputation to meet the current and projected needs of its customers.

The following table sets forth the Company's contractual obligations at December 31, 2003:

                                                            Payment due by period
  Contractual Obligations          Total      Less than 1 year   1-3 Years       3-5 Years     More than 5 years
Long term debt obligations    $  30,974,611   $    16,997,515   $  3,325,845   $   8,314,950   $    2,336,301

Capital Lease Obligations                 -                 -              -               -                -

Operating Lease Obligations   $      57,452   $        18,000   $     36,000   $       3,452                -

Purchase Obligations                      -                 -              -               -                -

Loan Commitments              $  23,701,349   $    23,701,349              -               -                -
                              -------------------------------------------------------------------------------

Total                         $  54,733,412   $    40,716,864   $  3,361,845   $   8,318,402   $    2,336,301
                              -------------------------------------------------------------------------------

INFLATION

     The majority of assets and liabilities of the Company are monetary in nature and therefore the Company differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation significantly affects noninterest expense, which tends to rise during periods of general inflation. Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities and actively manages the amount of securities available for sale in order to protect against the effects of wide interest rate fluctuations on net income and shareholders' equity.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations, "Asset/Liability Management and Sensitivity to Market Risks" set forth in Part II, Item 7 of this report.

               Report of Independent Certified Public Accountants

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
United Bancorp, Inc.
Martins Ferry, Ohio

We have audited the accompanying consolidated statements of financial condition of United Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2003 and 2002, and the results of its operations, comprehensive income and cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/Grant Thornton LLP
---------------------
Grant Thornton LLP
Cincinnati, Ohio
January 9, 2004

                 Consolidated Statements of Financial Condition

                                                                                       2003             2002
                                                                                   -------------    -------------
ASSETS
Cash and due from financial institutions........................................   $   8,386,575    $   8,248,554
Federal funds sold..............................................................               -        2,040,000
                                                                                   -------------    -------------
     Total cash and cash equivalents............................................       8,386,575       10,288,554
Securities available for sale, at market........................................     140,818,167      129,071,884
Securities held to maturity (Estimated fair value
     of $16,344,353 at December 31, 2003 and $13,634,177 December 31, 2002).....      15,594,408       12,925,517
Federal Home Loan Bank stock, at cost...........................................       3,954,300        3,797,600
Total loans.....................................................................     198,608,574      187,887,914
Allowance for loan losses.......................................................      (2,843,484)      (2,971,116)
                                                                                   -------------    -------------
    Loans, net..................................................................     195,765,090      184,916,798
Premises and equipment..........................................................       8,152,480        8,932,684
Accrued interest receivable.....................................................       2,373,573        2,602,091
Other real estate and repossessions.............................................         940,015          698,065
Core deposit and other intangible assets........................................          57,452           75,452
Bank owned life insurance.......................................................       7,185,507        6,860,601
Other assets....................................................................       2,295,402        1,541,823
                                                                                   -------------    -------------
     Total assets...............................................................   $ 385,522,969    $ 361,711,069
                                                                                   =============    =============
LIABILITIES
Demand deposits
     Noninterest-bearing........................................................   $  30,049,919    $  26,843,394
     Interest-bearing...........................................................      61,137,605       48,341,237
Savings deposits................................................................      48,274,042       50,382,277
Time deposits - under $100,000..................................................     128,443,059      131,794,499
Time deposits - $100,000 and over...............................................      36,621,372       42,840,126
                                                                                   -------------    -------------
     Total deposits.............................................................     304,525,997      300,201,533

Federal funds purchased.........................................................       9,714,000        2,055,000
Advances from the Federal Home Loan Bank........................................      30,974,611       16,337,365
Securities sold under agreements to repurchase..................................       5,485,399        7,009,799
Other borrowed funds............................................................         159,398        1,010,064
Accrued expenses and other liabilities..........................................       2,149,105        2,942,446
                                                                                   -------------    -------------
     Total liabilities..........................................................     353,008,510      329,556,207

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 shares authorized and unissued
Common stock - $1 par value: 10,000,000 shares authorized;
2003 - 3,752,105 and 2002 - 3,411,307 shares issued.............................       3,752,105        3,411,307
Additional paid-in capital......................................................      25,712,990       25,651,879
Retained earnings...............................................................       6,047,652        4,472,544
Stock held by deferred compensation plan, 50,750 shares
     at cost in 2003 and 42,828 in 2002.........................................        (633,842)        (572,731)
Treasury stock, 207,091 shares at cost in 2003 and 163,065 in 2002..............      (2,115,855)      (1,772,127)
Accumulated comprehensive income (loss), unrealized gains (losses) on
     securities designated available for sale, net of tax.......................        (248,591)         963,990
                                                                                   -------------    -------------
     Total shareholders' equity.................................................      32,514,459       32,154,862
                                                                                   -------------    -------------
     Total liabilities and shareholders' equity.................................   $ 385,522,969    $ 361,711,069
                                                                                   =============    =============

         The Accompanying Notes are an Integral Part of These Statements

                      Consolidated Statements of Earnings

                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                                2003          2002          2001
                                                            -----------   -----------   -----------
Interest and dividend income
   Loans, including fees.................................   $13,887,357   $14,766,443   $16,569,452
   Taxable securities....................................     5,166,469     5,773,081     6,593,114
   Non-taxable securities................................     1,445,396     1,188,098     1,088,942
   Federal funds sold....................................        58,129       195,809        87,776
   Dividends on Federal Home Loan Bank stock and other...       163,113       172,251       256,485
                                                            -----------   -----------   -----------
     Total interest and dividend income..................    20,720,464    22,095,682    24,595,769

Interest expense
   Deposits
     Demand..............................................       529,555       501,714       842,893
     Savings.............................................       239,577       493,215       861,609
     Time................................................     6,144,173     7,700,908     9,262,299
   Borrowings............................................       924,158       633,030     1,381,747
                                                            -----------   -----------   -----------
     Total interest expense..............................     7,837,463     9,328,867    12,348,548
                                                            -----------   -----------   -----------

Net interest income......................................    12,883,001    12,766,815    12,247,221

Provision for loan losses................................       540,000       630,000       780,000
                                                            -----------   -----------   -----------

Net interest income after provision for loan losses......    12,343,001    12,136,815    11,467,221

Noninterest income
   Service charges on deposit accounts...................     1,122,202       946,706       904,571
   Gain on sales/calls of securities designated as
     available for sale..................................       344,366       320,485        39,358
   Gain on sales of loans................................       286,832       179,683       135,124
   Other income..........................................       858,166       612,299       526,993
                                                            -----------   -----------   -----------
     Total noninterest income............................     2,611,566     2,059,173     1,606,046

Noninterest expense
   Salaries and employee benefits........................     5,242,154     5,165,633     4,593,016
   Occupancy and equipment...............................     1,526,042     1,453,346     1,465,804
   Professional services.................................       366,512       314,814       374,965
   Insurance.............................................       211,364       188,328       187,848
   Franchise and other taxes.............................       412,562       353,759       320,622
   Advertising...........................................       315,579       310,458       278,731
   Stationery and office supplies........................       284,666       289,080       242,080
   Amortization of intangibles...........................        18,000        24,488        27,569
   Other expenses........................................     2,039,068     1,889,266     1,892,349
                                                            -----------   -----------   -----------
     Total noninterest expense...........................    10,415,947     9,989,172     9,382,984
                                                            -----------   -----------   -----------

Earnings before income taxes.............................     4,538,620     4,206,816     3,690,283
   Income tax expense....................................       899,229       986,653       934,696
                                                            -----------   -----------   -----------

Net earnings.............................................   $ 3,639,391   $ 3,220,163   $ 2,755,587
                                                            ===========   ===========   ===========

Earnings per common share - Basic........................   $      1.04   $      0.90   $      0.76
                                                            ===========   ===========   ===========

Earnings per common share - Diluted......................   $      1.03   $      0.90   $      0.76
                                                            ===========   ===========   ===========

        The Accompanying Notes are an Integral Part of These Statements

                Consolidated Statements of Comprehensive Income

                                                                          YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                     2003           2002           2001
                                                                 -----------    -----------    -----------
Net earnings..................................................   $ 3,639,391    $ 3,220,163    $ 2,755,587
Other comprehensive income (loss), net of tax:
   Unrealized holdings gains (losses) on securities during
     the period, net of taxes (benefits) of $ (507,578),
     $634,707 and $639,878 in 2003, 2002 and 2001,
     respectively.............................................      (985,299)     1,232,079      1,242,116

   Reclassification adjustment for realized gains
     included in earnings, net of tax of $117,084, $108,965
     and $13,382 in 2003, 2002 and 2001, respectively.........      (227,282)      (211,520)       (25,976)
                                                                 -----------    -----------    -----------
Comprehensive income..........................................   $ 2,426,810    $ 4,240,722    $ 3,971,727
                                                                 ===========    ===========    ===========
Accumulated comprehensive income (loss).......................   $  (248,591)   $   963,990    $   (56,569)
                                                                 ===========    ===========    ===========

         The Accompanying Notes are an Integral Part of These Statements

                 Consolidated Statements of Shareholders' Equity

                                                                                                     Accumulated
                                                        Additional      Treasury                    Comprehensive       Total
                                           Common         Paid-In        Stock &       Retained         Income      Shareholders'
                                           Stock          Capital     Deferred Plan    Earnings         (loss)         Equity
                                        -----------    ------------   -------------   -----------   -------------   -------------
BALANCE AT JANUARY 1, 2001              $ 3,094,882    $ 21,699,632   $   (695,002)   $ 5,852,284   $ (1,272,709)   $ 28,679,087

Net Income ..........................                                                   2,755,587   $                  2,755,587
5% Stock dividend ...................       154,345       1,813,578                    (1,967,923)
   Cash paid in lieu of fractional
   shares on 5% stock dividend ......                                                      (5,188)                        (5,188)
Cash dividends - $0.44 per share ....                                                  (1,590,220)                    (1,590,220)
Shares purchased for deferred
   compensation plan ................                       106,400       (106,400)
Purchases of treasury stock
   shares at cost ...................                                     (581,211)                                     (581,211)
Unrealized gain on securities
   designated as available for
   sale, net of tax .................                                                                  1,216,140       1,216,140
                                        -----------    ------------   ------------    -----------   ------------    ------------

BALANCE AT DECEMBER 31, 2001 ........     3,249,227      23,619,610     (1,382,613)     5,044,540        (56,569)     30,474,195

Net Income ..........................                                                   3,220,163                      3,220,163
5% Stock dividend ...................       162,080       1,977,376                    (2,139,456)
Cash paid in lieu of fractional
   shares on 5% stock  dividend .....                                                      (5,033)                        (5,033)
Cash dividends - $0.45 per share ....                                                  (1,647,670)                    (1,647,670)
Shares purchased for deferred
   compensation plan ................                       104,733       (104,733)
Shares distributed from deferred
   compensation plan ................                       (49,840)        49,840
Purchases of treasury stock -
   shares at cost ...................                                     (907,352)                                     (907,352)
Unrealized gain on securities
   designated as available for sale,
   net of tax .......................                                                                  1,020,559       1,020,559
                                        -----------    ------------   ------------    -----------   ------------    ------------

BALANCE AT DECEMBER 31, 2002 ........     3,411,307      25,651,879     (2,344,858)     4,472,544        963,990      32,154,862

Net Income ..........................                                                   3,639,391                      3,639,391
10% split in the form of a dividend .       340,798                                      (340,798)
Cash paid in lieu of fractional
   shares on 10% stock dividend .....                                                      (5,647)                        (5,647)
Cash dividends - $0.48 per share ....                                                  (1,717,838)                    (1,717,838)
Shares purchased for deferred
   compensation plan ................                       114,877       (114,877)
Shares distributed from deferred
   compensation plan ................                       (53,766)        53,766
Purchases of treasury stock - shares
   at cost ..........................                                     (343,728)                                     (343,728)
Unrealized losses on securities
   designated as available for sale,
   net of tax .......................                                                                 (1,212,581)     (1,212,581)
                                        -----------    ------------   ------------    -----------   ------------    ------------

BALANCE AT DECEMBER 31, 2003 ........   $ 3,752,105    $ 25,712,990   $ (2,749,697)   $ 6,047,652   $   (248,591)   $ 32,514,459
                                        ===========    ============   ============    ===========   ============    ============

         The Accompanying Notes are an Integral Part of These Statements

                      Consolidated Statements of Cash Flow

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                              2003             2002             2001
                                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ........................................................   $   3,639,391    $   3,220,163    $   2,755,587
     Depreciation and amortization ...................................         925,889          878,121          901,145
     Provision for loan losses .......................................         540,000          630,000          780,000
     Deferred taxes ..................................................         150,811           81,794          (84,270)
     Federal Home Loan Bank stock dividend ...........................        (156,700)        (177,200)        (247,400)
     Net realized gains on sales or calls of securities ..............        (344,366)        (320,485)         (39,358)
     (Accretion)/amortization of securities, net .....................         803,479           32,534          (57,020)
     Net realized gain on sale of loans ..............................        (177,813)         (78,272)         (33,353)
     Increase in value of company owned life insurance ...............        (324,906)        (153,919)               -
     Amortization of mortgage servicing rights .......................         120,413           84,870           63,704
     Net realized gains on sale of real estate owned .................         (12,460)          (6,693)         (44,794)
     Net change in accrued interest receivable & other assets ........        (611,608)        (655,102)         (79,574)
     Net change in accrued expenses and other liabilities ............        (353,355)         262,092         (304,175)
                                                                         -------------    -------------    -------------
     Net cash flows from operating activities ........................       4,198,775        3,797,903        3,610,492

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale
     Sales ...........................................................      37,734,325       47,896,297        5,480,956
     Maturities, prepayments and calls ...............................      77,011,368       83,878,546       72,402,575
     Purchases .......................................................    (128,818,611)    (147,615,438)     (95,326,510)
   Securities held to maturity
     Maturities, prepayments and calls ...............................         427,000                         2,600,000
     Purchases .......................................................      (3,065,613)      (2,521,253)      (2,152,763)
   Net change in loans ...............................................     (11,605,494)      (5,316,795)      12,355,220
   Net improvements in real estate owned .............................               -         (290,570)
   Proceeds from sale of real estate owned ...........................         165,525           27,893          403,282
   Purchase of bank owned life insurance .............................               -       (6,706,682)
   Purchases of premises and equipment ...............................        (127,685)        (702,426)        (441,456)
                                                                         -------------    -------------    -------------
     Net cash flows from investing activities ........................     (28,279,185)     (31,350,428)      (4,678,696)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits ............................................       4,324,464       16,825,610       15,823,048
   Net change in short-term borrowings ...............................      20,566,934       (8,962,431)      (1,945,836)
   Proceeds from long-term debt ......................................       1,003,400       10,162,062        2,852,590
   Principal payments on long-term debt ..............................      (1,649,154)      (1,013,863)        (789,341)
   Cash dividends paid ...............................................      (1,717,838)      (1,647,670)      (1,590,220)
   Cash paid in lieu of fractional shares in stock dividend ..........          (5,647)          (5,033)          (5,188)
   Treasury stock purchases ..........................................        (343,728)        (907,352)        (581,211)
                                                                         -------------    -------------    -------------
     Net cash flows from financing activities ........................      22,178,431       14,451,323       13,763,842
                                                                         -------------    -------------    -------------

Net change in cash and cash equivalents ..............................      (1,901,979)     (13,101,202)      12,695,638

Cash and cash equivalents at beginning of year .......................      10,288,554       23,389,756       10,694,118
                                                                         -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................   $   8,386,575    $  10,288,554    $  23,389,756
                                                                         =============    =============    =============

Supplemental disclosure of cash flow information:
Interest paid ........................................................   $   7,865,319    $   9,428,364    $  12,545,238
Federal income taxes paid ............................................   $     802,000    $     979,474    $     930,469

Supplemental disclosure of non-cash investing activities:
Non-cash transfer from loans to other real estate & repossessions.....   $     395,015    $     308,807    $     144,688
Recognition of mortgage servicing rights .............................   $     109,019    $     101,411    $     101,771
Unrealized gains/(losses) on securities designated as available
   for sale, net of tax ..............................................   $  (1,212,581)   $   1,020,559    $  (1,216,140)

         The Accompanying Notes are an Integral Part of These Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of United Bancorp, Inc. ("UNITED" or "the Company") and its wholly-owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"), (collectively hereinafter "the Banks"). All intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS/SEGMENTS:

         The Company's revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, and Tuscarawas Counties and the surrounding localities in northeastern, eastern and southeastern Ohio, and include a wide range of individuals, business and other organizations. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg Ohio. COMMUNITY conducts its business through its seven offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

USE OF ESTIMATES:

         The financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with U.S. GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenue and expenses during the reporting period. Actual results could differ from such estimates.

CASH FLOW REPORTING:

         Cash and cash equivalents include cash and due from banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, securities sold under agreements to repurchase and short-term borrowings with original maturities of 90 days or less.

SECURITIES:

         The Company accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading or available for sale. Investments and mortgage-backed securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Other securities such as Federal Home Loan Bank stock are carried at cost. Interest income includes amortization of purchase premiums and discounts. Realized gains and losses on sales and calls are based on the amortized cost of the security sold using the specific identification method. Securities are written down to fair value when a decline in fair value is deemed other than temporary.

LOANS:

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of deferred loan fees and costs, and the allowance for loan losses. Loans held for sale are reported at the lower of cost or market, determined in the aggregate. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

LOAN SERVICING RIGHTS:

         Loan servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of underlying loans with similar characteristics. Any impairment of a grouping is reported as a valuation allowance. At December 31, 2003 and 2002, the fair value and carrying value of the Company's mortgage servicing rights totaled approximately $156,870 and $168,264, respectively.

ALLOWANCE FOR LOAN LOSSES:

         The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting for Creditors for Impairment of a Loan." SFAS 114 requires that impairment loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair market value.

         Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

         At December 31, 2003 and 2002, the amount of the Company's impaired loans was not material to the consolidated financial statements.

PREMISES AND EQUIPMENT:

         Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Maintenance, repairs and minor improvements are expensed as incurred. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 5 years. An accelerated depreciation method is used for tax purposes. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

OTHER REAL ESTATE AND POSSESSIONS:

         Assets acquired through or instead of loan foreclosure are initially recorded at the lower of the loan's unpaid principal balance (cost) or fair value when acquired. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial cost or fair value less costs to sell. Expenses, gains and losses on disposition and changes in the valuation allowance are reported in other expenses as incurred.

BANK OWNED LIFE INSURANCE:

         The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

INTANGIBLE ASSETS:

         Intangible assets consist of core deposits arising from branch acquisitions. Such assets were initially recorded at fair value and are being amortized over an eight-year life.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

         Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

EMPLOYEE BENEFITS:

         A defined benefit pension plan covers all employees who have completed 1,000 hours of service during an anniversary year, measured from their date of hire, who have attained age 21. The plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets consist of primarily common stock and debt instruments. Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized.

         The Company offers a 401(k) plan, which covers all employees who have attained the age of 21 and have completed one year of service. Eligible employees may contribute up to $12,000 in 2003 and employees who have attained the age of 50 years or older may contribute an additional $2,000 in 2003. The Company may make a discretionary matching contribution equal to a percentage of each participant's elective deferral not to exceed 6% of the participant's annual compensation. Employee contributions are always vested. Employer contributions become 100% vested after 3 years of service.

EARNINGS PER SHARE:

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans. The computation are as follows:

                                                              2003         2002         2001
                                                              ----         ----         ----
BASIC
     Net income                                            $3,639,391   $3,220,163   $2,755,587
                                                           ==========   ==========   ==========

     Weighted average common shares outstanding             3,508,700    3,572,315    3,630,106
                                                           ==========   ==========   ==========

      Basic earnings per common share                      $     1.04   $     0.90   $     0.76
                                                           ==========   ==========   ==========

DILUTED
     Net income                                            $3,639,391   $3,220,163   $2,755,587
                                                           ==========   ==========   ==========

     Weighted average common shares outstanding for
           basic earnings per common share                  3,508,700    3,572,315    3,630,106
     Add:  Dilutive effects of assumed exercise of stock
           options                                             15,037       10,623        5,020
                                                           ----------   ----------   ----------

     Average shares and dilutive potential common shares    3,523,737    3,582,938    3,635,126
                                                           ==========   ==========   ==========

     Diluted earnings per common share                     $     1.03   $     0.90   $     0.76
                                                           ==========   ==========   ==========

         Options to purchase 23,164 shares of common stock with a respective weighted-average exercise price of $14.99 were outstanding at December 31, 2003, 2002 and 2001, respectively, but were excluded from the computation of common share equivalents for those respective years because the exercise prices were greater than the average market prices of common shares. Weighted average common shares outstanding have been restated to give effect to share distributions made in each of the three years ended December 31, 2003, 2002 and 2001.

STOCK OPTIONS

         The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant adjusted for stock dividends and stock splits.

         The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits companies to continue to account for stock options and similar equity investments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB No. 25 are required to make pro forma disclosures of net earnings and earnings per share as is the fair value-based method of accounting defined is SFAS No. 123 had been applied.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for it stock option plan. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reported at the pro-forma amounts indicated in the table below.

                                                         2003              2002            2001
                                                         ----              ----            ----
Net income as reported                                $3,639,391        $3,220,163      $ 2,755,587
Pro forma net income                                   3,607,352         3,191,526        2,722,991

Earnings per share as reported - Basic                $     1.04        $     0.90      $      0.76
Earnings per share as reported - Diluted                    1.03              0.90             0.76
Pro forma earnings per share - Basic                        1.03              0.89             0.75
Pro forma earnings per share - Diluted                      1.02              0.89             0.75

         All share and per share prices have been restated to reflect stock dividends distributed or declared prior to issuance of the financial statements. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes options pricing model. No stock options were granted in 2003, 2002 or 2001. The options are first exercisable after November 21, 2004. Based on meeting portions of the established criteria, 16,766 became exercisable at December 31, 1998. All options become immediately exercisable upon retirement, death, and 9 1/2 years after issuance or in the event of a change in control of the Company.

         A summary of the status of the Company's stock option plan as of December 31, 2003, 2002 and 2001 and changes for the years then ended is presented below:

                                        2003              2002              2001
                                  -----------------------------------------------------
                                          WEIGHTED-         WEIGHTED-         WEIGHTED-
                                          AVERAGE           AVERAGE            AVERAGE
                                          EXERCISE          EXERCISE          EXERCISE
                                  SHARES   PRICE    SHARES   PRICE   SHARES     PRICE
                                  ------   -----    ------   -----   ------     -----
Outstanding at beginning of year  92,750   $10.35   94,941   $10.32  $94,941   $10.32
Granted                                -                 -                 -
Exercised                              -                 -                 -
Forfeited                              -            (2,191)    8.80        -
                                  ------            ------            ------
Outstanding at end of year        92,750   $10.35   92,750   $10.35   94,941   $10.32
                                  ======            ======            ======

Options exercisable at year-end    6,556   $10.63    6,556   $10.63    6,556   $10.63

         The following table summarizes information about stock options outstanding at December 31, 2003:

                    NUMBER                          NUMBER        REMAINING
EXERCISE          OUTSTANDING       DATE OF       EXERCISABLE    CONTRACTUAL
 PRICE            AT 12/31/03     EXPIRATION      AT 12/31/03        LIFE
 -----            -----------     ----------      -----------        ----
 $ 8.80             67,594        11/21/2004         3,313        0.92 year
   9.24              1,992        11/21/2004                      0.92 year
  14.15             14,039        10/26/2007         1,966        3.83 years
  15.67              7,019         12/1/2006           982        2.92 years
  18.35              2,106          7/7/2007           295        3.58 years
                    ------                           -----
                    92,750                           6,556
                    ======                           =====

INCOME TAXES:

         The Company accounts for federal income taxes pursuant to SFAS 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

         Deferred income taxes results primarily from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, mortgage servicing rights, the loan loss allowance, amortization of intangibles, deferred compensation and pension expense. Additionally, a temporary difference is recognized for depreciation computed using accelerated methods for federal income tax purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to approximate fair value for cash and cash equivalents, deposit liabilities subject to immediate withdrawal, short-term borrowings, loan servicing rights, FHLB stock, accrued interest receivable and payable and variable-rate loans that reprice at intervals of less than six months. Fair values of securities are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed-rate loans that reprice less frequently than each six months, time deposits and long-term debt, the fair value is estimated by a discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

         The estimated year-end fair values of financial instruments were:

                                                               2003                      2002
                                                      ----------------------    ----------------------
(Dollars in thousands)                                 CARRYING      FAIR       CARRYING       FAIR
                                                        AMOUNT       VALUE        AMOUNT       VALUE
                                                        ------       -----        ------       -----
Financial assets:
     Cash and cash equivalents                        $   8,387    $   8,387    $  10,289    $  10,289
     Securities available for sale                      140,818      140,818      129,072      129,072
     Securities held to maturity                         15,594       16,344       12,926       13,634
     FHLB stock                                           3,954        3,954        3,798        3,798
     Loans receivable, net                              195,765      196,305      184,917      185,883
     Loan servicing rights                                  157          157          168          168
     Accrued interest receivable                          2,374        2,374        2,602        2,602

Financial liabilities:
     Demand and savings deposits                      $(139,462)   $(139,462)   $(125,567)   $(125,567)
     Time deposits                                     (165,064)    (172,948)    (174,635)    (189,042)
     Fed funds purchased                                 (9,714)      (9,714)      (2,055)      (2,055)
     Advances from the Federal Home Loan Bank           (30,975)     (30,522)     (16,337)     (19,303)
     Securities sold under agreements to repurchase      (5,485)      (5,485)      (7,010)      (7,010)
     Other borrowed funds                                  (159)        (159)      (1,010)      (1,010)
     Accrued interest payable                              (542)        (542)        (570)        (570)

ADVERTISING

         Advertising costs are expensed as incurred.

EQUITY:

         The Company has authorized 10,000,000 shares of $1.00 value common stock and 2,000,000 shares of preferred stock. Treasury stock is carried at cost. On November 18, 2003, a 10% stock split in the form of a dividend was approved for all shareholders of record on December 2, 2003 and distributed on December 19, 2003. On November 19, 2002, a 5% stock dividend was approved for all shareholders of record on December 2, 2002 and distributed on December 20, 2002. On November 20, 2001, a 5% stock dividend was approved for all shareholders of record on December 1, 2001 and distributed on December 20, 2001. All per share data has been retroactively adjusted for the stock dividends distributed in 2003, 2002 and 2001.

DIVIDEND RESTRICTION:

         Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Company or by the Company to shareholders. These regulations pose no practical limit on the ability of the Banks or Company to pay dividends at historical levels.

LOSS CONTINGENCIES:

         Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any loss contingencies, the resolution of which will have an adverse effect on the financial statements.

RESTRICTIONS ON CASH:

         Cash on hand or on deposit with the Federal Reserve Bank of $1,679,000 and $1,726,000 was required to meet the regulatory reserve and clearing requirements at December 31, 2003 and 2002. These balances do not earn interest.

RECLASSIFICATIONS:

         Certain prior year amounts have been reclassified to conform to the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit, as of December 31, 2003 are $640,200, of which all on a demand basis and of which all are reviewed and renewed on an annual basis. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

         In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires the issuer to classify the following financial instruments as liabilities: mandatory redeemable preferred and common stocks; forward purchase contracts that obligate the issuer to repurchases shares of its stock by transferring assets; freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets; freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominately on any of the following: a fixed monetary amount known at inception; variations in something other than the issuer's shares; or variations inversely related to changes in the value of the issuer's shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and has determined that the Statement will have no adverse material effect on the Company's financial position or results of operations.

NOTE 2 - SECURITIES

         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available for sale at December 31 are summarized as follows:

                                                     AMORTIZED               GROSS               GROSS              ESTIMATED
                                                       COST            UNREALIZED GAINS     UNREALIZED LOSSES      FAIR VALUE
                                                       ----            ----------------     -----------------      ----------
2003
     U.S. Govt. and agency obligations             $ 81,675,557          $    249,762        $     (626,828)      $ 81,298,491
     State and municipal obligations                 20,486,465               342,815              (186,456)        20,642,824
     Mortgage-backed securities                      36,021,522                73,958              (223,858)        35,871,622
     Collateralized mortgage obligations              3,007,277                10,700               (36,345)         2,981,632
                                                   ------------          ------------        --------------       ------------
     Total debt securities                          141,190,821               677,235            (1,073,487)       140,794,569
                                                   ------------          ------------        --------------       ------------
     Equity securities                                    4,000                19,598                                   23,598
                                                   ------------          ------------        --------------       ------------
                                                   $141,194,821          $    696,833        $   (1,073,487)      $140,818,167
                                                   ============          ============        ==============       ============
2002
     U.S. Govt. and agency obligations             $ 92,094,241          $  1,186,116        $      (17,179)      $ 93,263,178
     State and municipal obligations                 20,461,559               310,894               (58,552)        20,713,901
     Mortgage-backed securities                      14,055,656                50,763               (31,647)        14,074,772
     Collaterized mortgage obligations                  995,837                 2,752                                  998,589
                                                   ------------          ------------        --------------       ------------
     Total debt securities                          127,607,293             1,550,525              (107,378)       129,050,440
                                                   ------------          ------------        --------------       ------------
     Equity securities                                    4,000                18,200                  (756)            21,444
                                                   ------------          ------------        --------------       ------------
                                                   $127,611,293          $  1,568,725        $     (108,134)      $129,071,884
                                                   ============          ============        ==============       ============

         The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of securities held to maturity at December 31, are summarized as follows:

                                                                       GROSS UNREALIZED      GROSS UNREALIZED      ESTIMATED
                                                  AMORTIZED COST             GAINS                LOSSES           FAIR VALUE
                                                  --------------             -----                ------           ----------
2003
     State and municipal obligations               $ 15,594,408          $    781,888          $    (31,943)      $ 16,344,353
                                                   ============          ============          ============       ============
2002
     State and municipal obligations               $ 12,925,517          $    712,282          $     (3,622)      $ 13,634,177
                                                   ============          ============          ============       ============

         The fair value of debt securities and carrying amount, if different, at year-end 2003 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                          AVAILABLE FOR SALE                    HELD-TO-MATURITY
                                                                                             ESTIMATED
                                   AMORTIZED COST       FAIR VALUE       AMORTIZED COST      FAIR VALUE
                                   --------------       ----------       --------------      ----------
Due in one year or less            $     1,042,717     $   1,047,070      $  1,739,448      $  1,780,358
Due from one to five years               1,158,749         1,203,308         2,984,311         3,193,317
Due from five to ten years              29,377,592        29,505,367         4,074,725         4,380,569
Due after ten years                     70,582,964        70,185,570         6,795,924         6,990,109
Mortgage-backed securities              36,021,522        35,871,622
Collateralized mortgage
  obligations                            3,007,277         2,981,632
                                   ---------------     -------------      ------------      ------------
      Total                        $   141,190,821     $ 140,794,569      $ 15,594,408      $ 16,344,353
                                   ===============     =============      ============      ============

         Sales of available for sale securities were as follows:

                  2003           2002          2001
                  ----           ----          ----
Proceeds       $37,734,325   $47,896,297   $ 5,480,956
Gross gains        374,624       346,978        39,358
Gross losses        30,258        26,493             -

         The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31,

                                          LESS THAN 12 MONTHS          12 MONTHS OR MORE

                                                     UNREALIZED                   UNREALIZED   NUMBER OF     TOTAL       UNREALIZED
                                       FAIR VALUE      LOSSES       FAIR VALUE      LOSSES     SECURITIES  FAIR VALUE      LOSSES
                                       ----------      ------       ----------      ------     ----------  ----------      ------
U.S. Govt. and agency obligations      $32,548,635   $  (626,828)  $         -   $         -        27     $32,548,635  $  (626,828)
State and municipal obligations          9,988,284      (218,399)            -             -        40       9,988,284     (218,399)
Mortgage-backed securities              28,019,144      (223,057)      461,946          (801)       30      28,481,090     (223,858)
Collateralized mortgage obligations      2,050,076       (36,345)            -             -         4       2,050,076      (36,345)
                                       -----------   -----------   -----------   -----------       ---     -----------  -----------
   Total debt securities                72,606,139    (1,104,629)      461,946          (801)      101      73,068,085   (1,105,430)
                                       -----------   -----------   -----------   -----------       ---     -----------  -----------
Equity securities                                -             -             -             -         -               -            -
                                       -----------   -----------   -----------   -----------       ---     -----------  -----------
   Total temporarily impaired
    securities                         $72,606,139   $(1,104,629   $   461,946   $      (801)      101     $73,068,085  $(1,105,430)

         Management has the intent and ability to hold these securities for the foreseeable future, and the decline in the fair value is largely due to an increase in market interest rates. The fair value is expected to recover as the securities approach their respective maturity dates.

         Securities with an amortized cost of $55,357,128 at December 31, 2003 and $49,715,952 at December 31, 2002 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law. At year-end 2003 and 2002, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

NOTE 3 - LOANS

         The composition of the loan portfolio at December 31, is as follows:

                                    2003           2002
                                    ----           ----
Commercial loans                $ 28,049,386   $ 21,059,890
Commercial real estate loans      68,902,032     69,286,653
Residential real estate loans     52,236,971     52,535,507
Installment loans                 49,420,185     45,005,864
                                ------------   ------------
     Total loans                $198,608,574   $187,887,914
                                ============   ============

         The Company has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $29.1 million and $27.0 million at December 31, 2003 and 2002, respectively.

         In the normal course of business, the Company has made loans to directors and officers, their immediate families, affiliated corporations, and other entities in which they own more than a 10% voting interest. In the opinion of management, such loans are consistent with sound banking practices and were originated within applicable regulatory lending limitations. Such loans are summarized below:

Aggregate balance - December 31, 2002   $ 4,557,798
New loans                                   903,583
Repayments                                 (936,891)
                                        -----------
Aggregate balance - December 31, 2003   $ 4,524,490
                                        ===========

         The activity in the allowance for loan losses was as follows:

                                         2003          2002           2001
                                         ----          ----           ----
Balance January 1,                   $ 2,971,116    $ 2,879,065    $ 2,790,133
Provision for loan losses                540,000        630,000        780,000
Loans charged-off                       (815,959)      (771,278)    (1,063,444)
Recoveries of previous charge-offs       148,327        233,329        372,376
                                     -----------    -----------    -----------
Balance December 31,                 $ 2,843,484    $ 2,971,116    $ 2,879,065
                                     ===========    ===========    ===========

         Nonperforming loans were as follows at December 31:

                                                 2003       2002
                                                 ----       ----
Loans past due over 90 days still on accrual   $655,000   $ 85,000
Nonaccrual loans                               $101,000   $685,000

         As of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 individually impaired loans were not material to the consolidated financial statements.

NOTE 4 - PREMISES AND EQUIPMENT

         Premises and equipment is comprised of the following at December 31:

                                                2003         2002
                                                ----         ----
Buildings and land                          $10,095,827   $10,085,440
Furniture and equipment                       6,221,874     6,137,940
Leasehold improvements                          263,977       263,977
Computer software                             1,203,124     1,197,124
                                            -----------   -----------
  Total                                      17,784,802    17,684,481
Accumulated depreciation and amortization     9,632,322     8,751,797
                                            -----------   -----------
Premises and equipment, net                 $ 8,152,480   $ 8,932,684
                                            ===========   ===========

         Depreciation expense was $895,889, $841,633, and $865,951 for the years 2003, 2002, and 2001 respectively. CITIZENS leases an in-store retail branch from a corporation in which a director of the Company holds an interest. The current five year lease provides for renewal options through 2012. Rental expense was $26,004 for the year ended December 31, 2003, $25,128 for the year ended December 31, 2002 and $22,500 for the year ended December 31, 2001.

NOTE 5 - TIME DEPOSITS

         The scheduled maturities of time deposits as of December 31, 2003 were as follows:

                   Under $100,000       Over $100,000             Totals
                   --------------       -------------             ------
 2004              $  46,918,220        $  12,544,609         $  59,462,829
 2005                 30,026,788            9,689,730            39,716,518
 2006                 20,329,224            8,346,158            28,675,382
 2007                  6,040,594            1,519,361             7,559,955
 2008                 20,043,835            3,442,170            23,486,005
Thereafter             5,084,398            1,079,344             6,163,742
                   -------------        -------------         -------------
     Total         $ 128,443,059        $  36,621,372         $ 165,064,431
                   =============        =============         =============

NOTE 6 - INTANGIBLE ASSETS

         Intangible assets at December 31, 2003 were as follows:

                                               GROSS
                                              CARRYING  ACCUMULATED
                                               AMOUNT  AMORTIZATION
                                               ------  ------------
Amortized intangible assets:
      Core deposit intangibles arising from
      branch acquisition                      $119,861   $ 62,409

         Amortization expense related to intangible assets totaled $18,000, $24,488, and $27,569 for the years ended December 31, 2003, 2002 and 2001.

         Estimated amortization expense for each of the next four years:

2004          $   18,000
2005              18,000
2006              18,000
2007               3,452

NOTE 7 - BORROWED FUNDS

         Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                   2003                 2002
                                                   ----                 ----
Average daily balance during the year         $   8,766,000        $   8,567,000
Average interest rate during the year                  0.83%                1.19%
Maximum month-end balance during the year     $  13,980,000        $  11,659,000
Weighted average interest rate at year end             0.80%                0.91%

         Securities underlying these agreements at December 31, were as follows:

                                        2003          2002
                                        ----          ----
Amortized cost of securities         $28,369,227   $23,910,741
Estimated fair value of securities    28,281,463    24,048,764

         At December 31, advances from the Federal Home Loan Bank were as follows.

                                                                          2003                 2002
                                                                          ----                 ----
Maturities November 2004 through January 2023, primarily
fixed rate at rates from 2.22% to 7.20%, averaging 4.44%             $   15,691,611

Maturities November 2003 through January 2022, primarily
fixed rate at rates from 1.84% to 7.20%, averaging 3.83%                                  $   16,337,365

Cash Management Line of Credit, floating rate from 1.185% to
2.0%, averaging 1.45%                                                    15,283,000
                                                                     --------------       --------------
Total                                                                $   30,974,611       $   16,337,365
                                                                     ==============       ==============

         At December 31, 2003, required annual principal payments on Federal Home Loan Bank advances and lines of credit were as follows:

                             2003
                             ----
 2004                   $  16,997,515
 2005                       1,986,649
 2006                       1,339,196
 2007                       6,499,771
 2008                         650,788
Thereafter                  3,500,692
                        -------------
                        $  30,974,611
                        =============

         Additionally, as members of the Federal Home Loan Bank system at year-end 2003, the Banks had the ability to obtain up to $32,738,740 based on securities pledged to the FHLB at December 31, 2003. At December 31, 2003, the Company and its Banks have $45,706,751 1-4 family residential real estate loans pledged as collateral for borrowings. Also at December 31, 2003, the Company and its Banks have cash management lines of credit with various correspondent banks (excluding FHLB cash management lines of credit) enabling further borrowings of up to $21.7 million.

NOTE 8 - BENEFIT PLANS

         Information about the pension plan was as follows:

                                                   2003           2002
                                                   ----           ----
Change in Projected Benefit Obligation (PBO):
   Beginning PBO                                $ 2,275,501    $ 2,081,184
   Service cost                                     195,808        162,610
   Interest cost                                    166,987        142,912
   Actuarial (gain)/loss                            299,547       (154,452)
   Plan amendments                                                 114,069
   Benefits paid                                    (20,843)       (70,822)
                                                -----------    -----------
   Ending PBO                                     2,917,000      2,275,501

Changes in Plan Assets, at fair value
   Beginning plan assets                          2,141,072      1,952,695
   Actual return, gain (loss)                       405,636       (203,376)
   Employer contributions                           657,335        462,575
   Benefits paid                                    (20,843)       (70,822)
                                                -----------    -----------
   Ending Plan Assets                             3,183,200      2,141,072

Funded status                                       266,200       (134,429)
Unrecognized net actuarial loss                     558,668        452,646
Unrecognized prior service cost                     151,035        166,163
                                                -----------    -----------

Prepaid benefit cost                            $   975,903    $   484,380
                                                ===========    ===========

Accumulated Benefit Obligation                  $ 2,420,468    $ 1,941,129
                                                ===========    ===========

         Pension expense includes the following:

                                        2003          2002        2001
                                        ----          ----        ----
Service cost                          $ 195,808    $ 162,610    $ 157,915
Interest cost                           166,987      142,912      144,507
Expected return on assets              (212,211)    (183,533)    (182,294)
Amortization of prior service cost,
   transition liability, net gain,
   and plan amendment                    15,227       15,227          431
                                      ---------    ---------    ---------
     Pension expense                  $ 165,811    $ 137,216    $ 120,559
                                      =========    =========    =========

         Weighted-average assumptions used to determine obligations at December 31,

                                                                     2003         2002         2001
                                                                    -----        -----        -----
Discount rate on benefit obligation                                 6.50%        7.00%        7.50%
Rate of compensation increase                                       3.50%        3.50%        4.50%

         Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,

                                                                     2003         2002         2001
                                                                    -----        -----        -----
Discount rate                                                       7.00%        7.00%        7.50%
Expected long-term rate of return on assets                         8.00%        8.00%        8.00%
Rate of compensation increases                                      3.50%        3.50%        3.50%

         The Company's defined benefit plan's weighted-average asset allocation at December 31, 2003, and 2002 by asset category are as follows:

          Asset Categories                                         2003         2002
                                                                  -------      -------
Equity securities                                                  39.26%       50.16%
Debt securities                                                    35.75        47.09
Other                                                              24.99         2.75
                                                                  ------       ------
     Total                                                        100.00%      100.00%
                                                                  ======       ======

         The plan's assets are invested in prototype investment strategy classified as a "balanced investment approach". This investment strategy permits the asset allocation to range between 40% to 60% for equities and fixed income investments. This model is further defined to permit the use of multiple equity mutual funds as deemed appropriate by the funds Investment Advisor. The types of mutual funds include but not limited to large, mid or small capitalization funds to international mutual funds. The fixed income investment model is categorized as a core model using a single mutual fund with both long and shorter-term focus. Depending on the needs of the plan benefits certain levels of liquidity in the plan will vary depending on scheduled benefit or lump sum distribution requirements. The remaining fund assets are subject to the previously mentioned investment guidelines. The actual rate of return on plan assets for 2003 was 4.25% for fixed income investments and 29.05% on equity investments. The actual rate of return and the expected long term rate of return using a balanced investment approach was used as the basis for the actuarial assumptions of 8% for the expected long term rate of return on assets.

         The Company's 401(k) matching percentage was 50% of the employees' first 6% of contributions for 2003, 2002 and 2001. The cash contribution and related expense included in salaries and employee benefits totaled $81,440 in 2003, $77,620 in 2002 and $73,350 in 2001.

NOTE 9 - INCOME TAXES

         Income tax expense for the years ended December 31, was as follows:

                                                                          2003              2002              2001
                                                                      ------------      ------------      ------------
Current                                                               $    748,418      $    904,859      $  1,018,966
Deferred                                                                  (150,811)           81,794           (84,270)
                                                                      ------------      ------------      ------------
     Total                                                            $    899,299      $    986,653      $    934,696
                                                                      ============      ============      ============

         The effective tax rate differs from the statutory federal income tax rate as follows:

                                                                          2003              2002              2001
                                                                      ------------      ------------      ------------
Statutory rate                                                               34.00%            34.00%            34.00%
                                                                      ------------      ------------      ------------

Income taxes computed at the statutory federal tax rate               $  1,543,131      $  1,430,317      $  1,254,696
  Effect of:
     Tax exempt interest income                                           (471,128)         (384,676)         (340,286)
     Officer and director life insurance                                  (112,848)          (61,805)           (3,997)
     Other                                                                 (59,925)            2,817            24,283
                                                                      ------------      ------------      ------------
          Total                                                       $    899,229      $    986,653      $    934,696
                                                                      ============      ============      ============

Effective tax rate                                                            19.8%             23.5%             25.3%
                                                                      ============      ============      ============

         Deferred tax assets and deferred tax liabilities are comprised of the following:

                                                                          2003              2002
                                                                      ------------      ------------
ITEMS GIVING RISE TO DEFERRED TAX ASSETS
     Allowance for loan losses in excess of tax reserve               $    679,428      $    781,719
     Amortization of intangibles                                            52,401            60,016
     Deferred compensation                                                 215,506           194,729
     Unrealized loss on securities available for sale                      128,063
                                                                      ------------      ------------
          Total deferred tax assets                                      1,075,398         1,036,464

ITEMS GIVING RISE TO DEFERRED TAX LIABILITIES
     Depreciation                                                         (295,730)         (377,889)
     Deferred loan costs, net                                             (129,143)          (95,613)
     Accretion                                                             (11,390)          (11,680)
     FHLB stock dividends                                                 (221,204)         (268,668)
     Mortgage servicing rights                                             (53,676)          (57,210)
     Unrealized gain on securities available for sale                                       (496,601)
     Pension expense                                                      (331,807)         (170,208)
                                                                      ------------      ------------
          Total deferred tax liabilities                                (1,042,950)       (1,477,869)
                                                                      ------------      ------------

          Net deferred tax asset (liability)                          $     32,448      $   (441,405)
                                                                      ============      ============

NOTE 10 - OFF-BALANCE SHEET ACTIVITIES

         Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer-financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contracts are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

         A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, is as follows:

                                                                          2003              2002
                                                                      ------------      ------------
Commitments to extend credit                                          $ 21,638,388      $ 25,423,442
Credit Card and Ready Reserve Lines                                      1,422,761         1,384,224
Standby letters of credit                                                  640,200           490,200

         At December 31, 2003, and included above, commitments to make fixed-rate loans at current market rates totaled $1,184,495 with the interest rates on those fixed-rate commitments ranging from 4.75% to 8.99%.

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

         The Banks grant commercial, commercial real estate, real estate and installment loans to customers mainly in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking and Tuscarawas Counties and the surrounding localities. The Banks also grant commercial and commercial real estate loans in the Columbus, Ohio area. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate. At December 31, 2003, and 2002, total commercial and commercial real estate loans made up 48.8% and 48.0% respectively of the loan portfolio, with 10.0% and 15.6% of these loans secured by commercial real estate and business assets mainly in the Columbus, Ohio area. Installment loans account for 24.9% and 24.0% of the loan portfolio and are secured by consumer assets including automobiles, which account for 65.6% and 86.8%, respectively, of the installment loan portfolio. Real estate loans comprise 26.3% and 28.0% of the loan portfolio as of December 31, 2003 and 2002, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit. Included in cash and due from banks and federal funds sold as of December 31, 2003 and 2002, is $3,521,686 and $3,630,511 respectively on deposit with Bank One, NA, Detroit, Michigan.

NOTE 12 - REGULATORY MATTERS

         The Company and Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Company and Banks at December 31, 2003 were categorized as well capitalized. Management is not aware of any conditions subsequent to that date which would change the Company's or the Banks' capital category.

         At December 31, consolidated and Bank actual capital levels and minimum levels (dollars in thousands) were:

                                                                                                       MINIMUM REQUIRED
                                                                           MINIMUM REQUIRED        TO BE WELL CAPITALIZED
                                                                              FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                                      ACTUAL               ADEQUACY PURPOSES           ACTION REGULATIONS
                                              ----------------------     ----------------------    ------------------------
                                                AMOUNT         RATIO       AMOUNT         RATIO      AMOUNT          RATIO
                                              ----------       -----     ----------       -----    -----------       -----
2003
Total capital (to risk weighted assets)
     Consolidated                             $   35,413       15.2%     $   18,680        8.0%     $   22,350       10.0%
     Citizens                                     23,894       14.6          13,113        8.0          16,391       10.0
     Community                                     8,068       11.8           5,451        8.0           6,814       10.0
Tier 1 capital (to risk weighted assets)
     Consolidated                             $   32,695       14.0%     $    9,340        4.0%     $   14,010        6.0%
     Citizens                                     21,834       13.3           6,557        4.0           9,835        6.0
     Community                                     7,410       10.9           2,725        4.0           4,088        6.0
Tier 1 capital (to average assets)
     Consolidated                             $   32,695        8.7%     $   14,956        4.0%     $   18,695        5.0%
     Citizens                                     21,834        8.2          10,616        4.0          13,270        5.0
     Community                                     7,410        6.4           4,641        4.0           5,801        5.0

2002
Total capital (to risk weighted assets)
     Consolidated                             $   33,768       14.9%     $   18,080        8.0%     $   22,600       10.0%
     Citizens                                     23,085       14.0          13,236        8.0          16,546       10.0
     Community                                     7,721       13.0           4,771        8.0           5,963       10.0
Tier 1 capital (to risk weighted assets)
     Consolidated                             $   31,104       13.8%     $    9,040        4.0%     $   13,560        6.0%
     Citizens                                     21,006       12.7           6,618        4.0           9,927        6.0
     Community                                     7,137       12.0           2,385        4.0           3,578        6.0
Tier 1 capital (to average assets)
     Consolidated                             $   31,104        9.1%     $   13,688        4.0%     $   17,110        5.0%
     Citizens                                     21,006        8.3          10,132        4.0          12,666        5.0
     Community                                     7,137        7.6           3,758        4.0           4,697        5.0

         The Company's primary source of funds to pay dividends to shareholders is the dividends it receives from the Banks. The Banks are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2003, $1,648,275 of retained earnings was available for dividend declaration without prior regulatory approval.

NOTE 13 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

         Following are condensed parent company financial statements:

                              Condensed Statements
                             of Financial Condition
                           December 31, 2003 and 2002

                                                                          2003              2002
                                                                      ------------      ------------
Assets:
     Cash and cash equivalents                                        $  2,085,769      $  1,920,185
     Securities available for sale, at fair value                              664               664
     Investment in subsidiaries                                         29,062,800        29,192,606
     Building\Land                                                         173,916           174,564
     Other assets                                                        1,352,463           967,642
                                                                      ------------      ------------

                                                                      $ 32,675,612      $ 32,255,661
                                                                      ============      ============

Liabilities and shareholders' equity:
     Other liabilities                                                $    161,153      $    100,799
     Shareholders' equity                                               32,514,459        32,154,862
                                                                      ------------      ------------

          Total liabilities and shareholders' equity                  $ 32,675,612      $ 32,255,661
                                                                      ============      ============

                         Condensed Statements of Income
                  Years ended December 31, 2003, 2002 and 2001

                                                                          2003              2002              2001
                                                                      ------------      ------------      ------------
Operating income
     Dividends from subsidiaries                                      $  2,865,760      $  2,610,204      $  3,448,355
     Interest and dividend income from securities
       and fed funds                                                           156            12,952            67,136
     Other income                                                            7,000            11,555             8,568
                                                                      ------------      ------------      ------------
          Total operating income                                         2,872,916         2,634,711         3,524,059

Operating expenses                                                         529,301           430,804           703,328
                                                                      ------------      ------------      ------------
Income before income taxes and equity in undistributed
    net income                                                           2,343,615         2,203,907         2,820,731
Income tax benefits                                                       (213,000)         (185,811)         (199,802)
                                                                      ------------      ------------      ------------
Income before equity in undistributed earnings
    of subsidiaries                                                      2,556,615         2,389,718         3,020,533

Equity in undistributed (distributions in excess of)
    earnings of subsidiaries                                             1,082,776           830,445          (264,946)
                                                                      ------------      ------------      ------------

Net income                                                            $  3,639,391      $  3,220,163      $  2,755,587
                                                                      ============      ============      ============

                       Condensed Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001

                                                                          2003              2002              2001
                                                                      ------------      ------------      ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income                                                       $  3,639,391      $  3,220,163      $  2,755,587
     Adjustments to reconcile net income to net cash
        from operating activities:
     Depreciation and amortization                                             648               648               698
     Distributions in excess of earnings of
          subsidiaries (equity in undistributed earnings)               (1,082,776)         (830,445)          264,946
          Net realized gains on sales or calls of securities                                  (6,767)
          Net change in other assets and other liabilities                (336,466)         (414,732)         (183,333)
          Accretion of securities, net                                                          (183)             (298)
          Amortization of intangibles                                       12,000            12,000            12,000
                                                                      ------------      ------------      ------------
          Net cash flows provided by operating activities                2,232,797         1,980,684         2,849,600

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Securities available for sale
          Proceeds from maturities and calls                                     -                           1,500,000
          Proceeds from sale of securities                                       -           310,971
     Purchases of premises and equipment                                         -                            (174,000)
     Capital contributions to subsidiary                                         -        (1,100,000)
                                                                      ------------      ------------      ------------
          Net cash flows provided by (used in) investing activities              -          (789,029)        1,326,000

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Dividends paid to shareholders                                     (1,717,838)       (1,647,670)       (1,590,220)
     Cash paid in lieu of fractional shares                                 (5,647)           (5,033)           (5,188)
     Purchases of treasury stock                                          (343,728)         (907,352)         (581,211)
                                                                      ------------      ------------      ------------
          Net cash flows used in financing activities                   (2,067,213)       (2,560,055)       (2,176,619)
                                                                      ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    165,584        (1,368,400)        1,998,981

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,920,185         3,288,585         1,289,604
                                                                      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  2,085,769      $  1,920,185      $  3,288,585
                                                                      ============      ============      ============

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table summarizes the Company's quarterly results of operations for the years ended December 31, 2003 and 2002.

                                                               NET INTEREST
                                                               INCOME AFTER                       BASIC           DILUTED
                                INTEREST      NET INTEREST     PROVISION FOR                   EARNINGS PER    EARNINGS PER
                                 INCOME          INCOME         LOSS LOAN      NET INCOME         SHARE           SHARE
                               -------------------------------------------------------------------------------------------
                                                          (In thousands except per share data)
    2003
First Quarter                  $    5,215       $  3,186       $    3,036       $    803       $     0.23       $   0.23
Second Quarter                      5,080          3,126            2,976            827             0.24           0.24
Third Quarter                       5,121          3,206            3,092            892             0.25           0.25
Fourth Quarter                      5,304          3,365            3,239          1,117             0.32           0.31

    2002
First Quarter                  $    5,633       $  3,169       $    3,011       $    680       $     0.19       $   0.19
Second Quarter                      5,546          3,223            3,025            804             0.22           0.22
Third Quarter                       5,382          3,092            2,935            736             0.20           0.20
Fourth Quarter                      5,535          3,283            3,126          1,000             0.29           0.29

The earnings per share data have been adjusted to account for the 10% stock split in the form of a dividend paid in 2003 and the 5% share dividend paid in 2002.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         (a) On October 19, 2002, the Board of Directors of United Bancorp, Inc., upon the recommendation of its audit committee, dismissed Crowe, Chizek and Company LLP as the independent public accountant for the Company for all periods commencing on or after January 1, 2003. On October 19, 2002, the Audit Committee of the Company's Board of Directors, upon authority delegated to it by the Board of Directors, engaged the firm of Grant Thornton, LLP as the Corporation's new independent public accountant beginning with the 2003 year. Further discussion regarding this matter can be found in the Company's current report on Form 8-K filed with the Commission on November 26, 2002.

ITEM 9A  CONTROLS AND PROCEDURES

         The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003, in timely alterting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of pages 6 to 14 in the registrants' proxy statement for the 2004 Annual Meeting of Shareholders. Please see "Executive Officers" in Part I Item 1 of this report for information regarding registrant's executive officers. The Board of Directors has determined that Michael J. Arciello is an "Audit Committee Financial Expert" and "Independent" as defined under applicable SEC and NASDAQ rules.

         The Company's Board of Directors has adopted a Code of Ethics that applies to its Principal Executive, Principal Financial, and Principal Accounting Officers. A copy of the Company's Code of Ethics is posted and can be viewed on the Company's internet web site at http://www.unitedbancorp.com/. In the event the Company amends or waives any provision of its Code of Ethics which applies to its Principal Executive, Principal Financial, or Principal Accounting Officers, and which relates to any element of the code of ethics definition set forth in Item 406(b) of Regulation S-K, the Company shall post a description of the nature of such amendment or waiver on its internet web site. With respect to a waiver of any relevant provision of the code of ethics, the Company shall also post the name of the person to whom the waiver was granted and the date of the waiver grant.

ITEM 11  EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" pages 8 to 13 in the registrant's proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

         Information required by this item is incorporated by reference to the section captioned "Ownership of Voting Shares" at pages 5 to 6 of the registrant's proxy statement for the 2004 Annual Meeting of Shareholders".

         The following table is a disclosure of securities authorized for issuance under equity compensation plans

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                            NUMBER OF SECURITIES
                                                                                                          REMAINING AVAILABLE FOR
                                            NUMBER OF SECURITIES TO             WEIGHTED-AVERAGE           FUTURE ISSUANCE UNDER
                                            BE ISSUED UPON EXERCISE             EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                            OF OUTSTANDING OPTIONS,             OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
                                              WARRANTS AND RIGHTS              WARRANTS AND RIGHTS        REFLECTED IN COLUMN (a))
---------------------------------------     -----------------------            ---------------------      -------------------------
EQUITY COMPENSATION PLANS APPROVED BY                92,750                           $ 10.35                        0
  SECURITY HOLDERS
EQUITY COMPENSATION PLANS NOT APPROVED
  BY SECURITY HOLDERS
                                                     ------                           -------
       TOTAL                                         92,750                           $ 10.35                        0
                                                     ======                           =======

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Regulations of the Securities and Exchange Commission require the disclosure of any related party transactions with members of the Compensation Committee. During the past year, certain directors and officers, including members of the Compensation Committee, and one or more of their associates may have been customers of and had business transactions with one or more of the bank subsidiaries of United Bancorp, Inc. All loans included in such transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risk of collectability or present other unfavorable features. It is expected that similar transactions will occur in the future. In addition, The Citizens Savings Bank, a wholly-owned subsidiary of the Corporation, pursuant to the terms of a lease entered into on April 1, 1998, paid Riesbeck Food Markets, Inc. $25,128 in 2003, and over the five-year term of the lease, payments will total $130,000 as lease payments for space used in an in-store banking location at St. Clairsville, Ohio. Mr. Riesbeck, Chairman of the Compensation Committee, is an officer, director and shareholder of Riesbeck Food Markets, Inc. Management believes the lease between Riesbeck Food Markets, Inc. and the Corporation was made on an arms-length basis. Management employed a third party consulting firm that specializes in grocery store banking facilities to establish the terms of the lease.

ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  Information required by this item is incorporated by reference to the section captioned "Principal Accounting Firm Fees" at page 8 of the registrant's proxy statement for the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15


(a)      Financial Statements

     Report of Independent Auditors                                    Page 29
     Consolidated Balance Sheets                                       Page 30
     Consolidated Statements of Earnings                               Page 31
     Consolidated Statement of Comprehensive Income                    Page 32
     Consolidated Statements of Shareholders' Equity                   Page 33
     Consolidated Statements of Cash Flows                             Page 34
     Notes to Consolidated Financial Statements                        Page 35

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during its fiscal quarter ended December 31, 2003.

(c)      Exhibits

     Exhibit Number                              Exhibit Description
      3.1              Amended Articles of Incorporation(1)

      3.2              Amended Code of Regulations(2)

     10.1              James W. Everson Change in Control Agreement(3)

     10.2              Randall M. Greenwood Change in Control Agreement(3)

     10.3              Alan M. Hooker Change in Control Agreement(3)

     10.4              Scott A. Everson Change in Control Agreement(3)

     10.5              Norman F. Assenza Change in Control Agreement(3)

     10.6              James A. Lodes Change in Control Agreement(3)

     10.7              Michael A. Lloyd Change in Control Agreement(3)

     10.8              United Bancorp, Inc. and Subsidiaries Director
                       Supplemental Life Insurance Plan, covering Messrs.
                       Hoopingarner, McGhee, Riesbeck and Thomas.

     10.9              United Bancorp, Inc. and Subsidiaries Senior Executive
                       Supplemental Life Insurance Plan, covering James W.
                       Everson, Alan M. Hooker, Scott A. Everson, Randall M.
                       Greenwood, Norman F. Assenza, Michael A. Lloyd and James
                       A. Lodes.

     10.10             United Bancorp, Inc. and United Bancorp, Inc. Affiliate
                       Banks Directors Deferred Compensation Plan.

     10.11             United Bancorp, Inc. Stock Option Plan(4)

     21                Subsidiaries of the Registrant

     23                Consent of Grant Thornton, LLP


     31.1              Rule 13a-14(a) Certification - CEO

     31.2              Rule 13a-14(a) Certification - CFO

     32.1              Section 1350 Certification - CEO

     32.2              Section 1350 Certification - CFO


(1) Incorporated by reference to Appendix B to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.
(2) Incorporated by reference to Appendix C to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.
(3) Incorporated by reference to the registrant's 10-K filed with the Securities and Exchange Commission on March 27, 2003.
(4) Incorporated by reference to Exhibit A to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission in March 11, 1996.

                               UNITED BANCORP INC.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By: /s/ James W. Everson                                        March 29, 2004
    --------------------------------------
    James W. Everson, Chairman, President & CEO

Persuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James W. Everson                                        March 29, 2004
    --------------------------------------
    James W. Everson, Chairman, President & CEO

By: /s/ Randall M. Greenwood                                    March 29, 2004
    --------------------------------------
    Randall M. Greenwood, Senior Vice President & CFO

By: /s/ Michael J. Arciello                                     March 29, 2004
    --------------------------------------
    Michael J. Arciello

By: /s/ Terry A. McGhee                                         March 29, 2004
    --------------------------------------
    Terry A. McGhee

By: /s/ John M. Hoopingarner                                    March 29, 2004
    --------------------------------------
    John M. Hoopingarner

By: /s/ Richard L. Riesbeck                                     March 29, 2004
    --------------------------------------
    Richard L. Riesbeck

By: /s/ L.E. Richardson, Jr.                                    March 29, 2004
    --------------------------------------
    L.E. Richardson, Jr.

By: /s/ Matthew C. Thomas                                       March 29, 2004
    --------------------------------------
    Matthew C. Thomas

EXHIBIT INDEX

  Exhibit                                                                  Page
   Number                      Exhibit Description                        Number

     3.1           Amended Articles of Incorporation(1)

     3.2           Amended Code of Regulations(2)

     10.1          James W. Everson Change in Control Agreement(3)

     10.2          Randall M. Greenwood Change in Control Agreement(3)

     10.3          Alan M. Hooker Change in Control Agreement(3)

     10.4          Scott A. Everson Change in Control Agreement(3)

     10.5          Norman F. Assenza Change in Control Agreement(3)

     10.6          James A. Lodes Change in Control Agreement(3)

     10.7          Michael A. Lloyd Change in Control Agreement(3)

     10.8          United Bancorp, Inc. and Subsidiaries Director
                   Supplemental Life Insurance Plan, covering Messrs.
                   Hoopingarner, McGhee, Riesbeck and Thomas.              61

     10.9          United Bancorp, Inc. and Subsidiaries Senior
                   Executive Supplemental Life Insurance Plan, covering
                   James W. Everson, Alan M. Hooker, Scott A. Everson,
                   Randall M. Greenwood, Norman F. Assenza, Michael A.
                   Lloyd and James A. Lodes.                               77

     10.10         United Bancorp, Inc. and United Bancorp, Inc.
                   Affiliate Banks Directors Deferred Compensation Plan.   92

     10.11         United Bancorp, Inc. Stock Option Plan(4)

     21            Subsidiaries of the Registrant                          98

     23            Consent of Grant Thornton, LLP                         100

     31.1          Rule 13a-14(a) Certification - CEO                     102

     31.2          Rule 13a-14(a) Certification - CFO                     104

     32.1          Section 1350 Certification - CEO                       106

     32.2          Section 1350 Certification - CFO                       108

(1) Incorporated by reference to Appendix B to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.
(2) Incorporated by reference to Appendix C to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.
(3) Incorporated by reference to the registrant's 10-K filed with the Securities and Exchange Commission on March 27, 2003.
(4) Incorporated by reference to Exhibit A to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.