Form 10-Q
period 2004-03-31
UNITED BANCORP INC /OH/
filed 2004-05-10
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    N/A      to      N/A
                               ---------------------------

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

       COMMON STOCK, $1.00 PAR VALUE 3,525,014 SHARES AS OF APRIL 30, 2004
       -------------------------------------------------------------------

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


PART I
FINANCIAL INFORMATION


                                                                                     (UNAUDITED)
                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        2004             2003
                                                                                    -------------    -------------
ASSETS
Cash and due from financial institutions                                            $   7,159,778    $   8,386,575
                                                                                    -------------    -------------
Total cash and cash equivalents                                                         7,159,778        8,386,575

Securities available for sale, at market                                              135,835,043      140,818,167
Securities held to maturity
(Estimated fair value of $16,150,532 at 03/31/04 and $16,344,353 at 12/31/03)          15,249,708       15,594,408
Federal Home Loan Bank Stock, at cost                                                   3,993,600        3,954,300
Total loans                                                                           204,269,577      198,608,574
Allowance for loan losses                                                              (2,813,362)      (2,843,484)
                                                                                    -------------    -------------
    Net loans receivable                                                              201,456,215      195,765,090
Premises and equipment, net                                                             8,054,380        8,152,480
Accrued interest receivable                                                             2,331,724        2,373,573
Other real estate and repossessions                                                       820,731          940,015
Core deposit and other intangible assets                                                   47,917           57,452
Bank owned life insurance                                                               7,258,758        7,185,507
Other assets                                                                            2,202,964        2,295,402
                                                                                    -------------    -------------

  Total Assets                                                                      $ 384,410,818    $ 385,522,969
                                                                                    =============    =============

LIABILITIES
Demand deposits
  Noninterest-bearing                                                               $  30,609,619    $  30,049,919
  Interest-bearing                                                                     63,600,538       61,137,605
Savings deposits                                                                       47,327,479       48,274,042
Time deposits - under $100,000                                                        127,338,201      128,443,059
Time deposits - $100,000 and over                                                      33,926,085       36,621,372
                                                                                    -------------    -------------
    Total deposits                                                                    302,801,922      304,525,997
Federal funds purchased                                                                 5,297,000        9,714,000
Advances from the Federal Home Loan Bank                                               25,526,904       30,974,611
Securities sold under agreements to repurchase                                          7,188,615        5,485,399
Other borrowed funds                                                                      128,733          159,398
Trade date security purchases                                                           8,797,866
Accrued expenses and other liabilities                                                  1,328,539        2,149,105
                                                                                    -------------    -------------
    Total Liabilities                                                                 351,069,579      353,008,510

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 shares authorized and unissued
Common stock - $1 Par Value: 10,000,000 shares authorized;
  3,752,105 issued at 3/31/04 and 12/31/03                                              3,752,105        3,752,105
Additional paid in capital                                                             25,747,420       25,712,990
Retained earnings                                                                       6,445,373        6,047,652
Shares held by deferred compensation plan at cost, 53,120 shares at 03/31/04
and 50,750 at 12/31/03                                                                   (668,272)        (633,842)
Treasury stock at cost, 227,091 shares at 03/31/04 and 207,091 shares at 12/31/03      (2,439,695)      (2,115,855)
Accumulated other comprehensive income (loss), net of tax effects                         504,308         (248,591)
                                                                                    -------------    -------------
  Total Shareholders' Equity                                                           33,341,239       32,514,459
                                                                                    -------------    -------------

  Total Liabilities and Shareholders' Equity                                        $ 384,410,818    $ 385,522,969
                                                                                    =============    =============


   See accompanying notes to the condensed consolidated financial statements.

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                               (UNAUDITED)
                                                           2004         2003
                                                        ----------   ----------
Interest and dividend income
  Loans, including fees                                 $3,352,573   $3,415,724
  Taxable securities                                     1,274,210    1,381,853
  Non-taxable securities                                   357,299      349,292
  Federal funds sold                                         2,178       23,948
  Dividends on Federal Home Loan Bank stock and other       41,189       43,835
                                                        ----------   ----------
      Total interest and dividend income                 5,027,449    5,214,652

Interest expense
  Deposits
    Demand                                                 146,528      118,203
    Savings                                                 41,265       63,213
    Time                                                 1,451,503    1,638,064
  Other borrowings                                         242,798      209,836
                                                        ----------   ----------
      Total interest expense                             1,882,094    2,029,316
                                                        ----------   ----------

Net interest income                                      3,145,355    3,185,336

Provision for loan losses                                  139,500      150,000
                                                        ----------   ----------

Net interest income after provision for loan losses      3,005,855    3,035,336

Noninterest income
  Service charges on deposit accounts                      305,314      248,287
  Net realized gains on sales of securities                110,558      201,928
  Net realized gains on sales of loans                      27,110       61,035
  Other income                                             207,521      232,979
                                                        ----------   ----------
      Total noninterest income                             650,503      744,229
                                                        ----------   ----------

Noninterest expense
  Salaries and employee benefits                         1,313,822    1,315,824
  Occupancy and equipment                                  358,993      437,507
  Professional services                                    107,600      112,282
  Insurance                                                 74,224       70,642
  Franchise and other taxes                                 97,323      102,650
  Advertising                                               61,854       74,135
  Stationary and office supplies                            54,945       83,230
  Amortization of intangibles                                4,500        4,500
  Other expenses                                           494,225      513,141
                                                        ----------   ----------
      Total noninterest expense                          2,567,486    2,713,911
                                                        ----------   ----------

Income before income taxes                               1,088,872    1,065,654
  Income tax expense                                       232,900      263,129
                                                        ----------   ----------

Net income                                              $  855,972   $  802,525
                                                        ==========   ==========

Earnings per common share - Basic                       $     0.25   $     0.23
Earnings per common share - Diluted                     $     0.24   $     0.23
Dividends per common share                              $     0.13   $     0.12


   See accompanying notes to the condensed consolidated financial statements.

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                       TREASURY
                                                        ADDITIONAL                     STOCK AND     ACCUMULATED
                                          COMMON         PAID IN         RETAINED       DEFERRED     COMPREHENSIVE
                                          STOCK          CAPITAL         EARNINGS         PLAN       INCOME (LOSS)       TOTAL
                                       ------------    ------------    ------------   ------------   --------------   ------------
BALANCE AT JANUARY 1, 2003             $  3,411,307    $ 25,651,879    $  4,472,544   $ (2,344,858)   $    963,990    $ 32,154,862
Net income                                                                  802,525                                        802,525
Shares purchased for deferred
    compensation plan                                        17,879                        (17,879)                             --
Shares distributed from deferred
    compensation plan                                       (50,292)                        50,292                              --
Purchases of treasury stock, at cost                                                      (343,728)                       (343,728)
Unrealized losses on securities
    designated as available for
    sale, net of tax                                                                                      (469,347)       (469,347)
Cash dividends - $0.12 per share                                           (418,995)                                      (418,995)
                                       ------------    ------------    ------------   ------------    ------------    ------------
BALANCE AT MARCH 31, 2003 (UNAUDITED)  $  3,411,307    $ 25,619,466    $  4,856,074   $ (2,656,173)   $    494,643    $ 31,725,317
                                       ============    ============    ============   ============    ============    ============

BALANCE AT JANUARY 1, 2004             $  3,752,105    $ 25,712,990    $  6,047,652   $ (2,749,697)   $   (248,591)   $ 32,514,459
Net income                                                                  855,972                                        855,972
Shares purchased for deferred
    compensation plan                                        34,430                        (34,430)                             --
Purchases of treasury stock,
    at cost                                                                               (323,840)                       (323,840)
Unrealized gains on securities
    designated as available for
    sale, net of tax                                                                                       752,899         752,899
Cash dividends - $0.13 per share                                           (458,251)                                      (458,251)
                                       ------------    ------------    ------------   ------------    ------------    ------------
BALANCE AT MARCH 31, 2004 (UNAUDITED)  $  3,752,105    $ 25,747,420    $  6,445,373   $ (3,107,967)   $    504,308    $ 33,341,239
                                       ============    ============    ============   ============    ============    ============


   See accompanying notes to the condensed consolidated financial statements.

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    2004           2003
                                                                -----------    -----------
Net earnings                                                    $   855,972    $   802,525
Other comprehensive income (loss), net of tax:
      Unrealized holding gains (losses) on securities
      during the period, net of taxes (benefits) of
      $425,446 and $(173,129) in 2004 and 2003, respectively        825,867       (336,074)

      Reclassification adjustment for gains
      included in earnings, net of taxes of $37,590 and
      $68,655 in 2004 and 2003, respectively                        (72,968)      (133,273)
                                                                -----------    -----------

Comprehensive Income                                            $ 1,608,871    $   333,178
                                                                -----------    -----------

Accumulated comprehensive income                                $   504,308    $   494,643
                                                                ===========    ===========


   See accompanying notes to the condensed consolidated financial statements.

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        2004            2003
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $    855,972    $    802,525
Adjustments to reconcile net income to net cash
      from operating activities
      Depreciation and amortization                                      213,359         238,981
      Provision for loan losses                                          139,500         150,000
      Bank owned life insurance income                                   (73,251)        (90,211)
      Federal Home Loan Bank stock dividend                              (84,800)        (42,400)
      Net realized gains on sales of securities                         (110,558)       (201,928)
      Amortization of premium and discount on securities, net            140,156         113,830
      Net realized gains on sales of loans                               (19,313)        (24,909)
      Net realized loss (gain) on sale of real estate owned                9,578          (9,500)
      Amortization of mortgage servicing rights                           20,705          22,671
      Net changes in accrued interest receivable and other assets         29,601         127,094
      Net changes in accrued expenses and other liabilities            7,718,924       3,914,389
                                                                    ------------    ------------
      Net cash from operating activities                               8,839,873       5,000,542

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
  Sales                                                               16,086,129      12,612,512
  Maturities, prepayments and calls                                   20,324,540      36,662,624
  Purchases                                                          (30,320,722)    (41,915,483)
Securities held to maturity
  Maturities, prepayments and calls                                      349,035         202,000
  Purchases                                                                             (587,183)
Net change in loans                                                   (5,811,312)     (2,146,427)
Purchases of premises and equipment                                     (105,724)        (77,103)
Proceeds from sale of real estate owned                                  109,706          65,000
                                                                    ------------    ------------
      Net cash from investing activities                                 631,652       4,815,940

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                (1,724,075)     (1,040,131)
Net change in borrowings                                              (8,192,156)     10,347,530
Treasury stock purchases                                                (323,840)       (343,728)
Cash dividends paid                                                     (458,251)       (418,995)
                                                                    ------------    ------------
      Net cash from (used in) financing activities                   (10,698,322)      8,544,676
                                                                    ------------    ------------

Net change in cash and cash equivalents                               (1,226,797)     18,361,158

Cash and cash equivalents at beginning of year                         8,386,575      10,288,554
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $  7,159,778    $ 28,649,712
                                                                    ============    ============

     Interest paid                                                  $  1,918,976    $  2,033,603
     Income taxes paid                                              $     55,000    $         --

Recognition of mortgage servicing rights                            $      7,797    $     36,126


   See accompanying notes to the condensed consolidated financial statements.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at March 31, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2003 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q.

PRINCIPLES OF CONDENSED CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, (collectively, "the Banks") The Citizens Savings Bank, Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"). All significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS:

         The Company's revenues, operating income and assets are derived primarily from the banking industry. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, eastern, southeastern, and central Ohio and include a wide range of individuals, business and other organizations. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business through its main office in Lancaster and four branches in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company's primary deposit products are checking, savings, and term certificates of deposits, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of business. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

USE OF ESTIMATES:

         To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

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

                  The components used in the earnings per share computation were as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2004         2003
                                                           ----------   ----------
BASIC
     Net income                                            $  855,972   $  802,525
                                                           ==========   ==========

     Weighted average common shares outstanding             3,480,436    3,505,407
                                                           ==========   ==========

     Basic earnings per common share                       $     0.25   $     0.23
                                                           ==========   ==========

DILUTED
     Net income                                            $  855,972   $  802,525
                                                           ==========   ==========

     Weighted average common shares outstanding for
       basic earnings per common share                      3,480,436    3,505,407
     Add: Dilutive effects of assumed exercise of stock
       options                                                 21,278       13,595
                                                           ----------   ----------

     Average shares and dilutive potential common shares    3,501,714    3,519,002
                                                           ==========   ==========

     Diluted earnings per common share                     $     0.24   $     0.23
                                                           ==========   ==========

Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature           2,106       23,163

Weighted average exercise price                            $    11.02   $     8.81

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

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       SECURITIES:

Securities were as follows:

                                             AMORTIZED          GROSS              GROSS            ESTIMATED
                                               COST        UNREALIZED GAINS   UNREALIZED LOSSES     FAIR VALUE
                                           -------------   ----------------   -----------------    -------------
AVAILABLE FOR SALE - MARCH 31, 2004
  U.S. Govt. and agency obligations        $  68,694,598     $     309,178      $    (131,993)     $  68,871,783
  State and municipal obligations             20,501,739           538,681            (82,387)        20,958,033
  Mortgage-backed securities                  42,951,499           156,830            (39,056)        43,069,273
  Collateralized mortgage obligations          2,919,104            16,058            (18,762)         2,916,400
                                           -------------     -------------      -------------      -------------
  Total debt securities                    $ 135,066,940     $   1,020,747      $    (272,198)     $ 135,815,489
  Equity securities                                4,000            15,554                 --             19,554
                                           -------------     -------------      -------------      -------------
                                           $ 135,070,940     $   1,036,301      $    (272,198)     $ 135,835,043
                                           =============     =============      =============      =============

AVAILABLE FOR SALE - DECEMBER 31, 2003
  U.S. Govt. and agency obligations        $  81,675,557     $     249,762      $    (626,828)     $  81,298,491
  State and municipal obligations             20,486,465           342,815           (186,456)        20,642,824
  Mortgage-backed securities                  36,021,522            73,958           (223,858)        35,871,622
  Collateralized mortgage obligations          3,007,277            10,700            (36,345)         2,981,632
                                           -------------     -------------      -------------      -------------
  Total debt securities                    $ 141,190,821     $     677,235      $  (1,073,487)     $ 140,794,569
  Equity securities                                4,000            19,598                 --             23,598
                                           -------------     -------------      -------------      -------------
                                           $ 141,194,821     $     696,833      $  (1,073,487)     $ 140,818,167
                                           =============     =============      =============      =============

                                             AMORTIZED          GROSS              GROSS             ESTIMATED
                                               COST       UNRECOGNIZED GAINS  UNRECOGNIZED LOSSES    FAIR VALUE
                                           -------------  ------------------  -------------------   -------------
HELD TO MATURITY - MARCH 31, 2004
     State and municipal obligations       $  15,249,708     $     912,185      $     (11,361)      $  16,150,532
                                           =============     =============      =============       =============

HELD TO MATURITY - DECEMBER 31, 2003
     State and municipal obligations       $  15,594,408     $     781,888      $     (31,943)      $  16,344,353
                                           =============     =============      =============       =============

Sales of securities available for sale were as follows:

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                            2004                   2003
                                        ------------          ------------
Proceeds                                $ 16,086,129          $ 12,612,512
Gross gains                                  150,765               201,928
Gross losses                                  40,207                     -

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       SECURITIES: (CONTINUED)

Contractual maturities of securities at March 31, 2004 were as follows:

                                                     AMORTIZED        ESTIMATED
                                                       COST          FAIR VALUE
                                                   ------------     ------------
AVAILABLE FOR SALE

U.S. government and federal agency obligations
  Under 1 Year                                     $         --     $         --
  1 - 5 Years                                           499,918          507,285
  5 - 10 Years                                       19,682,969       19,837,515
  Over 10 Years                                      48,511,711       48,526,983
                                                   ------------     ------------
    Total                                            68,694,598       68,871,783
                                                   ------------     ------------
State and municipal obligations
  Under 1 Year                                          841,828          845,374
  1 - 5 Years                                           658,441          708,378
  5 - 10 Years                                        7,656,540        8,012,971
  Over 10 Years                                      11,344,930       11,391,310
                                                   ------------     ------------
    Total                                            20,501,739       20,958,033
                                                   ------------     ------------
Mortgage backed securities
  1 - 5 Years                                         1,327,610        1,336,471
  5 - 10 Years                                       14,471,662       14,509,068
  Over 10 Years                                      27,152,227       27,223,734
                                                   ------------     ------------
    Total                                            42,951,499       43,069,273
                                                   ------------     ------------
Collateralized mortgage obligations
  5 - 10 Years                                          648,543          654,081
  Over 10 Years                                       2,270,561        2,262,319
                                                   ------------     ------------
    Total                                             2,919,104        2,916,400
                                                   ------------     ------------
Other investments
  Equity securities                                       4,000           19,554
                                                   ------------     ------------

Total securities available for sale                $135,070,940     $135,835,043
                                                   ============     ============

HELD TO MATURITY

State and municipal obligations
  Under 1 Year                                     $  1,411,296     $  1,441,275
  1 - 5 Years                                         2,692,406        2,897,993
  5 - 10 Years                                        4,106,144        4,486,058
  Over 10 Years                                       7,039,862        7,325,206
                                                   ------------     ------------
Total securities held to maturity                  $ 15,249,708     $ 16,150,532
                                                   ============     ============

Securities with an amortized cost of approximately $54.8 million at March 31, 2004 and $55.4 million at December 31, 2003 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses was as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2004          2003
                                                      -----------   -----------
         Beginning Balance                            $ 2,843,484   $ 2,971,116
           Provision charged to operating expense         139,500       150,000
           Loans charged-off                             (217,056)     (167,880)
           Recoveries                                      47,434        52,055
                                                      -----------   -----------
         Ending Balance                               $ 2,813,362   $ 3,005,291
                                                      ===========   ===========


                  Non-performing loans were as follows:

                                                          MARCH 31,  DECEMBER 31,
                                                            2004         2003
                                                          --------   ------------
         Loans past due over 90 days still on accrual     $669,000     $655,000
         Nonaccrual loans                                  222,000      101,000

                  Individual loans considered impaired under the provisions of SFAS No. 114 were not material at March 31, 2004 and December 31, 2003. Nonaccrual loans include all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment.

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

                  A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2004 and December 31, 2003 follows:

                                                  MARCH 31,      DECEMBER 31,
                                                    2004            2003
                                                 -----------     -----------
         Commitments to extend credit            $25,118,610     $21,638,388
         Credit card and ready reserve lines       1,481,672       1,422,761
         Standby letters of credit                   732,100         640,200

                  At March 31, 2004, and included above, commitments to make fixed-rate loans totaled $1,581,900 with the interest rates on those fixed-rate commitments ranging from 4.75% to 9.75%. At December 31, 2003, commitments to make fixed rate loans totaled $1,184,495 with interest rates on those fixed-rate commitments ranging from 4.75% to 8.99%.

5.       BENEFIT PLAN

         Pension expense includes the following:

                                                  QUARTER ENDED MARCH 31,
                                                    2004          2003
                                                  --------      ---------
         Service cost                             $ 55,403      $ 48,952
         Interest cost                              49,248        41,747
         Expected return on assets                 (67,493)      (53,053)
         Amortization of prior service cost,
           transition liability, net gain,
           and plan amendment                       10,623         3,807
                                                  --------      --------
             Pension expense                      $ 47,781      $ 41,453
                                                  ========      ========

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discusses the financial condition of the Company as of March 31, 2004, as compared to December 31, 2003 and the results of operations for the three months ended March 31, 2004 compared to the same period in 2003. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                  The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity or capital resources except as discussed herein. The Company is not aware of any current recommendation by regulatory authorities that would have such effect if implemented.

                  The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date such statements were made or to reflect the occurrence of anticipated or unanticipated events.

                  The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. The application of these principles requires management to make certain judgements that affect the amounts reported in the financial statements and footnotes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements, and as this information changes, the financial statements could reflect different estimates, assumptions, and judgement.

                  The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to management. In developing this assessment, management must rely on estimates and exercise judgement regarding matters where the ultimate outcome is unknown such as economic factors, development affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay. and current economic and industry conditions. Also considered as part of that judgement is a review of each bank's trend in delinquencies and loan losses, and economic factors.

                  The allowance for loan losses is maintained at a level believed adequate by management to absorb probable loan losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgement about the credit quality of the loan portfolio. While the Company strives to reflect all knows risk factors in its evaluation, judgement errors may occur.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS - LOANS

         At March 31, 2004, gross loans were $204,269,577 compared to $198,608,574 at year-end 2003, an increase of $5,661,003 or 2.9%. The increase in total outstanding loans was the result of an increase in the commercial, commercial real estate and real estate portfolios. Management attributes the relatively strong increase in commercial loans to the gradual strengthening of the economic environment in the lending markets served.

         Installment loans represented 23.4% of total loans at March 31, 2004 compared to 24.9% at year-end 2003. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a decrease of 2.0%, or $665,916 in installment loans. COMMUNITY also experienced a decrease of 5.6%, or $871,383 in installment loans. With interest rates depressed, management has not been aggressive in lowering rates on these fixed rate loan products. Recently, management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

         Commercial and commercial real estate loans comprised 50.9% of total loans at March 31, 2004 compared to 48.8% at December 31, 2003. Commercial and commercial real estate loans have increased $6,967,416 or 7.2% since December 31, 2003. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

         Real estate loans were 25.7% of total loans at March 31, 2004 and 26.3% at year-end 2003. In dollar volume real estate loans increased less than 1.0% since December 31, 2003. Real estate lending for the first quarter of 2004 has been extremely slow with respect to the Company's adjustable rate mortgage products.

         The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2004 were approximately $170,000, or 6.0%, of the beginning balance in the allowance for loan losses.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

         The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2004 decreased approximately $4,983,124, or 3.5% from year-end 2003 totals. Securities held to maturity at March 31, 2004 decreased approximately $344,700, or 2.2% compared to year-end 2003 totals.

SOURCES OF FUNDS - DEPOSITS

         The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2004, total core deposits increased approximately $971,212 or less than 1%. The Company's interest-bearing demand deposits increased $2,462,933 or 4.0% while certificates of deposits under $100,000 decreased by $1,104,858 or less than 1%.

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

         Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2004, certificates of deposit greater than $100,000 decreased $2,695,287, or 7.4% from year-end 2003 totals.

         Over the past several years, COMMUNITY has developed several large depository customers. As of March 31, 2004, the nine largest depository customers accounted for approximately 29% of COMMUNITY'S certificate of deposits and approximately 92% of total certificates of deposits greater than $100,000. These customers also represent 57% of COMMUNITY'S demand deposits at March 31, 2004. Total concentration of retail funding is approximately 33% of COMMUNITY'S total deposits at March 31, 2004. On a consolidated level, this represents approximately 8% of total retail deposits at March 31, 2004 compared to 7.9% at December 31, 2003. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

         Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first three months of 2004, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total borrowings, including federal funds purchased, decreased approximately $8,192,156, or 17.7% from year-end 2003 totals.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2004

NET INCOME

         Basic and diluted earnings per share for the three months ended March 31, 2004 totaled $0.25, compared with $0.23 for the three months ended March 31, 2003, an increase of 8.7%. In dollars, net income increased 6.7% for the three months ended March 31, 2004, compared to the same quarter in 2003.

NET INTEREST INCOME

         Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased slightly for the three months ended March 31, 2004 compared to the same period in 2003. This resulted from a growth in earning assets but was offset by a decrease in the net interest margin.

         Total interest income for the three months ended March 31, 2004 was $5,027,449 compared to $5,214,652 for the same period in 2003. Total interest income decreased $187,203, or 3.6%. The decline can be attributed to the overall lower interest rate environment that currently exists.

         Total interest expense for the three months ended March 31, 2004 when compared to the same three-month period ended March 31, 2003, decreased 7.3%, or $147,222. The Company has experienced a decrease in interest expense due to a decreased use of FHLB advances to fund security purchases and the effect of a lower interest rate environment on deposit products. Management has been proactive in lowering deposit product interest rates and has relied less on certificates of deposits to fund asset growth.

PROVISION FOR LOAN LOSSES

         The total provision for loan losses was $139,500 for the three months ended March 31, 2004 compared to $150,000 for the same period in 2003. At March 31, 2004 the allowance for loan losses to total gross loans was 1.38% as compared to 1.43% at December 31, 2003. The allowance for loan losses to nonperforming loans was 316% at March 31, 2004, compared to 376% at December 31, 2003. The loan portfolio balance has increased approximately 2.9% since December 31, 2003.

NONINTEREST INCOME

         Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the three months ended March 31, 2004 was $650,503

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


compared to $744,229 for the same three-month period ended March 31, 2003, a decrease of approximately 12.6% or $93,726. The Company's security portfolio generated approximately $110,558 in security gains for the three months ended March 31, 2004, compared to $201,928 for the same period in 2003, resulting in a decrease of $91,370 from first quarter 2003 to 2004. Management's sale strategy in both 2004 and 2003 took into consideration the relative volatility in the bond market during the quarters. Management realized there were opportunities to sell certain bonds in the portfolio when overall interest rates were depressed. Security gains are not a component of core income and depending on future interest rate scenarios, gains on the sale of investment securities may negatively impact the yield on the investment portfolio and the Company's net interest margin in future periods. The Company has also experienced a slow-down in the fixed rate residential mortgage activity, resulting in a decrease in net realized gains on the sale of loans of $33,925 from first quarter 2003 to first quarter 2004.

NONINTEREST EXPENSE

         Noninterest expense for the three months ended March 31, 2004 decreased $146,425 or 5.4% over the three months ended March 31, 2003. Occupancy expense decreased $78,514 or 18.0% due to capital expenditures mainly technology enhancements, becoming fully depreciated in the first quarter of 2004. Other expenses decreased primarily due to a decrease in stationary and office supplies of $28,285 and a decrease in other expenses of $18,916.

CAPITAL RESOURCES

         Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2004, totaled $33,341,239 compared to $32,514,459 at December 31, 2003, a 2.5% increase. Total shareholders' equity in relation to total assets was 8.67% at March 31, 2004 and 8.43% at December 31, 2003. In May 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

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

         The minimum requirements are:

                                       TOTAL            TIER 1         TIER 1
                                     CAPITAL TO       CAPITAL TO     CAPITAL TO
                                    RISK-WEIGHTED   RISK-WEIGHTED     AVERAGE
                                       ASSETS           ASSETS         ASSETS
                                    -------------   -------------    ----------
           Well capitalized            10.00%            6.00%          5.00%
           Adequately capitalized       8.00%            4.00%          4.00%
           Undercapitalized             6.00%            3.00%          3.00%

         The following table illustrates the Company's risk-weighted capital ratios at March 31, 2004:

                                                            MARCH 31,
                      (IN THOUSANDS)                           2004
                                                            ---------
           Tier 1 capital                                   $ 32,775
           Total risk-based capital                         $ 35,401
           Risk-weighted assets                             $231,378
           Average total assets                             $380,235

           Tier 1 capital to average assets                     8.62%
           Tier 1 risk-based capital ratio                     14.17%
           Total  risk-based capital ratio                     15.30%

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

                              UNITED BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         For the three months ended March 31, 2004, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents decreased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

         The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 90% of the portfolio compared to the 10% for held to maturity securities. The Company primarily invests in U.S. Agency obligations and State and Municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 39% of total assets and a significant portion of its loan portfolio consisting of fixed rate loans, the Company is particularly sensitive to periods of rising interest rates. In such periods, the Company's net interest spread is negatively affected because the interest rate paid on deposits may increase faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

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

               (DOLLARS IN THOUSANDS)                                              (DOLLARS IN THOUSANDS)
---------------------------------------------------                       --------------------------------------
        NET PORTFOLIO VALUE-MARCH 31, 2004                                 NET PORTFOLIO VALUE-DECEMBER 31, 2003

CHANGE IN RATES   $ AMOUNT    $ CHANGE     % CHANGE     CHANGE IN RATES   $ AMOUNT      $ CHANGE        % CHANGE
                  --------    ---------    --------                       --------      ---------       --------
Up 200            $ 28,605    $ (4,736)    -14.20%      Up 200            $ 25,958      $ (7,719)       -22.92%

Up 100            $ 32,022    $ (1,319)     -3.96%      Up 100            $ 30,501      $ (3,176)        -9.43%

Base              $ 33,341                              Base              $ 33,677

Down 100          $ 29,404    $ (3,937)    -11.81%      Down 100          $ 31,198      $ (2,479)        -7.36%

Down 200          $ 27,035    $ (6,306)    -18.91%      Down 200          $ 30,943      $ (2,734)        -8.12%

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

         The projected volatility of the net present value at both March 31, 2004 and December 31, 2003 fall within the general guidelines established by the Board of Directors. The NPV table for March 31, 2004 shows that in a rising interest rate environment, the NPV would decrease between 3.96% and 14.20%. This decrease is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities decrease. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to incur any losses. In a falling interest rate environment, the Company's NPV at March 31, 2004 would decrease 11.81% with a 100 basis point interest rate increase. In a 200 basis point rate decrease the Company's NPV would decrease 18.91%. In Management's view there is a low probability that interest rates would decrease another 100 to 200 basis points.

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

                              UNITED BANCORP, INC.
                             CONTROLS AND PROCEDURES


ITEM 4. CONTROLS AND PROCEDURES

         The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.
                                OTHER INFORMATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                            (c)                       (d)
                                                                      TOTAL NUMBER OF          MAXIMUM NUMBER (OR
                               (a)                                    SHARES (OR UNITS)     APPROXIMATE DOLLAR VALUE)
                         TOTAL NUMBER OF             (b)            PURCHASED AS PART OF    OF SHARES (OR UNITS) THAT
                        SHARES (OR UNITS)     AVERAGE PRICE PAID     PUBLICLY ANNOUNCED    MAY YET BE PURCHASED UNDER
    PERIOD                  PURCHASED         PER SHARE (OR UNIT)     PLANS OR PROGRAMS       THE PLANS OR PROGRAMS
----------------        -----------------     -------------------   --------------------   --------------------------
Month #l
1/1/2004 to                  20,000                $16.19                   20,000                 148,120 shares
1/31/2004

Month #2
2/1/2004 to
2/29/2004

Month #3
3/1/2004 to
3/31/2004

Total                        20,000                $16.19                   20,000                 148,120

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5. OTHER INFORMATION

         Not applicable.

                              UNITED BANCORP, INC.
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            3.1   Amended Articles of Incorporation of United Bancorp, Inc. (1)

            3.2   Amended Code of Regulations of United Bancorp, Inc.(2)

            4.0 Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

            31.1  Rule 13a-14(a) Certification - CEO

            31.2  Rule 13a-14(a) Certification - CFO

            32.1  Section 1350 Certification - CEO

            32.2  Section 1350 Certification -CFO


            (1) Incorporated be reference to Appendix B to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

            (2) Incorporated be reference to Appendix B to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.


        (b) On January 28, 2004 the Company filed a current report with the Commission on Form 8-K to report its earnings announcement for the fiscal period ended December 31, 2003.

                              UNITED BANCORP, INC.
                                   SIGNATURES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            /s/ United Bancorp, Inc.



      May 10, 2004                          By: /s/ James W. Everson
-------------------------------                 -----------------------------
      Date                                      James W. Everson
                                                Chairman, President
                                                & Chief Executive Officer






      May 10, 2004                          By: /s/ Randall M. Greenwood
-------------------------------                 -----------------------------
      Date                                      Randall M. Greenwood
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
 EX-31.1        Certification of Chief Executive Officer pursuant to Section 302

 EX-31.2        Certification of Chief Financial Officer pursuant to Section 302

 EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002