Form 10-Q
period 2004-06-30
UNITED BANCORP INC /OH/
filed 2004-08-06
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from            N/A             to                 N/A

Commission File Number:                              0-16540

                              UNITED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter.)

                    OHIO                                   34-1405357
                    ----                                   ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

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

       COMMON STOCK, $1.00 PAR VALUE 3,525,014 SHARES AS OF JULY 30, 2004

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I
FINANCIAL INFORMATION

                                                                                     (UNAUDITED)
                                                                                       JUNE 30,       DECEMBER 31,
                                                                                        2004             2003
                                                                                    -------------    -------------
ASSETS
Cash and due from financial institutions                                            $  10,070,107    $   8,386,575
                                                                                    -------------    -------------

Total cash and cash equivalents                                                        10,070,107        8,386,575

Securities available for sale, at market                                              134,439,788      140,818,167
Securities held to maturity
(Estimated fair value of $16,229,075 at 06/30/04 and $16,344,353 at 12/31/03           16,023,188       15,594,408
Federal Home Loan Bank Stock, at cost                                                   4,032,800        3,954,300
Total loans                                                                           209,646,517      198,608,574
Allowance for loan losses                                                              (2,925,133)      (2,843,484)
                                                                                    -------------    -------------
    Net loans receivable                                                              206,721,384      195,765,090
Premises and equipment, net                                                             7,994,493        8,152,480
Accrued interest receivable                                                             2,248,502        2,373,573
Other real estate and repossessions                                                       975,029          940,015
Core deposit and other intangible assets                                                   43,417           57,452
Bank owned life insurance                                                               7,341,754        7,185,507
Other assets                                                                            3,291,242        2,295,402
                                                                                    -------------    -------------
  Total Assets                                                                      $ 393,181,704    $ 385,522,969
                                                                                    =============    =============
LIABILITIES
Demand deposits
  Noninterest-bearing                                                               $  31,642,785    $  30,049,919
  Interest-bearing                                                                     66,760,428       61,137,605
Savings deposits                                                                       47,460,423       48,274,042
Time deposits - under $100,000                                                        121,296,625      128,443,059
Time deposits - $100,000 and over                                                      33,185,205       36,621,372
                                                                                    -------------    -------------
    Total deposits                                                                    300,345,466      304,525,997
Federal funds purchased                                                                10,351,000        9,714,000
Advances from the Federal Home Loan Bank                                               41,659,250       30,974,611
Securities sold under agreements to repurchase                                          9,043,277        5,485,399
Other borrowed funds                                                                      193,142          159,398
Accrued expenses and other liabilities                                                    838,666        2,149,105
                                                                                    -------------    -------------
    Total Liabilities                                                                 362,430,801      353,008,510

SHAREHOLDERS' EQUITY
Preferred stock, without par value: 2,000,000 shares authorized and unissued
Common stock - $1 Par Value: 10,000,000 shares authorized;
  3,752,105 issued at 06/30/04 and 12/31/03                                             3,752,105        3,752,105
Additional paid in capital                                                             25,767,755       25,712,990
Retained earnings                                                                       6,862,116        6,047,652
Shares held by deferred compensation plan at cost, 54,561 shares at 06/30/04
and 50,750 at 12/31/03                                                                   (688,607)        (633,842)
Treasury stock at cost, 227,091 shares at 06/30/04 and 207,091 shares 12/31/03         (2,439,695)      (2,115,855)
Accumulated other comprehensive loss, net of tax effects                               (2,502,771)        (248,591)
                                                                                    -------------    -------------
  Total Shareholders' Equity                                                           30,750,903       32,514,459
                                                                                    -------------    -------------

  Total Liabilities and Shareholders' Equity                                        $ 393,181,704    $ 385,522,969
                                                                                    =============    =============

    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                                (UNAUDITED)                (UNAUDITED)
                                                             2004         2003         2004          2003
                                                          ----------   ----------   -----------   -----------
Interest and dividend income
  Loans, including fees                                   $3,430,162   $3,496,285   $ 6,782,735   $ 6,912,009
  Taxable securities                                       1,259,109    1,152,481     2,533,319     2,534,334
  Non-taxable securities                                     364,465      363,334       721,764       712,626
  Federal funds sold                                           1,405       33,134         3,583        57,082
  Dividends on Federal Home Loan Bank stock and other         41,342       35,009        82,531        78,844
                                                          ----------   ----------   -----------   -----------
      Total interest and dividend income                   5,096,483    5,080,243    10,123,932    10,294,895
Interest expense
  Deposits
    Demand                                                   159,605      133,299       306,133       251,502
    Savings                                                   40,477       63,316        81,742       126,529
    Time                                                   1,394,457    1,532,344     2,845,960     3,170,408
  Other borrowings                                           267,972      225,058       510,770       434,894
                                                          ----------   ----------   -----------   -----------
      Total interest expense                               1,862,511    1,954,017     3,744,605     3,983,333
                                                          ----------   ----------   -----------   -----------
Net interest income                                        3,233,972    3,126,226     6,379,327     6,311,562

Provision for loan losses                                    199,500      150,000       339,000       300,000
                                                          ----------   ----------   -----------   -----------

Net interest income after provision for loan losses        3,034,472    2,976,226     6,040,327     6,011,562

Noninterest income
  Service charges on deposit accounts                        330,636      278,206       635,950       526,493
  Net realized gains (losses) on sales of securities         (15,272)      79,952        95,286       281,880
  Net realized gains on sales of loans                        13,019       54,395        24,536        90,521
  Other income                                               205,013      267,874       428,127       525,762
                                                          ----------   ----------   -----------   -----------
      Total noninterest income                               533,396      680,427     1,183,899     1,424,656
                                                          ----------   ----------   -----------   -----------
Noninterest expense
  Salaries and employee benefits                           1,220,596    1,282,282     2,534,418     2,598,106
  Occupancy and equipment                                    344,677      360,245       703,670       797,752
  Professional services                                       74,769      105,713       182,369       217,995
  Insurance                                                   70,603       72,341       144,827       142,983
  Franchise and other taxes                                   96,764      103,975       194,087       206,625
  Advertising                                                 91,598       80,927       153,452       155,062
  Stationery and office supplies                              53,742       62,723       108,687       145,953
  Amortization of intangibles                                  4,500        4,500         9,000         9,000
  Other expenses                                             480,918      495,419       975,143     1,008,560
                                                          ----------   ----------   -----------   -----------
      Total noninterest expense                            2,438,167    2,568,125     5,005,653     5,282,036
                                                          ----------   ----------   -----------   -----------

Income before income taxes                                 1,129,701    1,088,528     2,218,573     2,154,182
  Income tax expense                                         254,705      261,300       487,605       524,429
                                                          ----------   ----------   -----------   -----------

Net income                                                $  874,996   $  827,228   $ 1,730,968   $ 1,629,753
                                                          ==========   ==========   ===========   ===========

Earnings per common share - Basic                         $     0.25   $     0.24   $      0.50   $      0.47
Earnings per common share - Diluted                       $     0.25   $     0.24   $      0.50   $      0.47
Dividends per common share                                $     0.13   $     0.12   $      0.26   $      0.24

    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                TREASURY
                                                                   ADDITIONAL   STOCK AND                ACCUMULATED
                                                        COMMON      PAID IN     DEFERRED      RETAINED  COMPREHENSIVE
                                                        STOCK       CAPITAL       PLAN        EARNINGS   INCOME (LOSS)   TOTAL
                                                     -----------  ------------  -----------  ----------  -----------  -----------
BALANCE AT JANUARY 1, 2003                           $ 3,411,307  $ 25,651,879  $(2,344,858) $4,472,544  $   963,990  $32,154,862
Net income                                                                                    1,629,753                 1,629,753
Shares purchased for deferred compensation plan                         42,031      (42,031)
Shares distributed from deferred compensation plan                     (50,292)      50,292
Purchases of treasury stock, at cost                                               (343,728)                             (343,728)
Unrealized gain on securities designated as
  available for sale                                                                                         251,400      251,400
Cash dividends - $0.24 per share                                                               (837,991)                 (837,991)
                                                     -----------  ------------  -----------  ----------  -----------  -----------
BALANCE AT JUNE 30, 2003  (UNAUDITED)                $ 3,411,307  $ 25,643,618  $(2,680,325) $5,264,306  $ 1,215,390  $32,854,296
                                                     ===========  ============  ===========  ==========  ===========  ===========

BALANCE AT JANUARY 1, 2004                           $ 3,752,105  $ 25,712,990  $(2,749,697) $6,047,652  $  (248,591) $32,514,459
Net income                                                                                    1,730,968                 1,730,968
Shares purchased for deferred compensation plan                         54,765      (54,765)
Purchases of treasury stock, at cost                                               (323,840)                             (323,840)
Unrealized loss on securities designated as
  available for sale                                                                                      (2,254,180)  (2,254,180)
Cash dividends - $0.26 per share                                                               (916,504)                 (916,504)
                                                     -----------  ------------  -----------  ----------  -----------  -----------
BALANCE AT JUNE 30, 2004  (UNAUDITED)                $ 3,752,105  $ 25,767,755  $(3,128,302) $6,862,116  $(2,502,771) $30,750,903
                                                     ===========  ============  ===========  ==========  ===========  ===========

   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            Three Months Ended               Six Months Ended
                                                                   June 30,                     June 30,
                                                            2004           2003           2004           2003
                                                         -----------    -----------    -----------    -----------
Net earnings                                             $   874,996    $   827,228    $ 1,730,968    $ 1,629,753

Other comprehensive income (loss), net of tax:
      Unrealized holding gains (losses) on securities
      during the period, net of taxes (benefits) of
      $(1,554,294). $398,477 $(1,128,847) and
     and $225,349 for each respective period.             (3,017,158)       773,515     (2,191,291)       437,441

      Reclassification adjustment for (gains) losses
      included in earnings, net of taxes (benefits) of
      ($5,193) $27,184, $32,397 and $95,839
      for each respective period.                             10,079        (52,768)       (62,889)      (186,041)
                                                         -----------    -----------    -----------    -----------

Comprehensive income (loss)                              $(2,132,083)   $ 1,547,975    $  (523,212)   $ 1,881,153
                                                         ===========    ===========    ===========    ===========

Accumulated comprehensive income (loss)                  $(2,502,771)   $ 1,215,390    $(2,502,771)   $ 1,215,390
                                                         ===========    ===========    ===========    ===========

   See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        2004           2003
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period                                           $  1,730,968    $  1,629,753
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
      Depreciation and amortization                                      405,188         473,179
      Provision for loan losses                                          339,000         300,000
      Deferred taxes                                                    (150,811)         71,900
      Increase in value of bank owned life insurance                    (156,247)       (182,072)
      Federal Home Loan Bank stock dividend                              (78,500)        (79,700)
      Net realized gains on sales of securities                          (95,286)       (281,880)
      Amortization of premium on securities, net                         306,963         354,784
      Net realized gains on sales of loans                               (24,536)        (90,521)
      Net realized loss (gains) on sale of real estate owned              10,214          (9,500)
      Amortization of mortgage servicing rights                           46,848          54,900
      Net changes in accrued interest receivable and other assets        573,711        (308,840)
      Net changes in accrued expenses and other liabilities           (1,310,439)      8,622,330
                                                                    ------------    ------------
      Net cash provided by operating activities                        1,597,073      10,554,333

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Securities available for sale
  Sales, maturities, prepayments and calls                            44,375,997      76,751,717
  Purchases                                                          (41,630,676)    (88,503,697)
Securities held to maturity
  Maturities, prepayments and calls                                      681,449         252,000
  Purchases                                                           (1,105,690)     (1,674,714)
Net change in loans receivable                                       (11,270,758)     (6,165,680)
Purchases of premises and equipment                                     (233,166)        (98,176)
Sales of premises and equipment                                                -           3,309
Proceeds from sale of real estate owned                                 (223,083)         65,000
                                                                    ------------    ------------
      Net cash used in investing activities                           (9,405,927)    (19,370,241)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net change in deposits                                                (4,180,531)      5,346,926
Net proceeds from borrowings                                          14,913,261       8,604,061
Treasury stock purchases                                                (323,840)       (343,728)
Cash dividends paid                                                     (916,504)       (837,991)
                                                                    ------------    ------------
      Net cash provided by financing activities                        9,492,386      12,769,268
                                                                    ------------    ------------
Net change in cash and cash equivalents                                1,683,532       3,953,360

Cash and cash equivalents at beginning of period                       8,386,575      10,288,554
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $ 10,070,107    $ 14,241,914
                                                                    ============    ============
     Interest paid                                                  $  3,689,858    $  4,003,646
     Income taxes paid                                                   458,000         395,000

    See accompanying notes to the condensed consolidated financial statements

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of United Bancorp, Inc. ("Company") at June 30, 2004, and its results of operations and cash flows for the three and six month periods then ended. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America ("GAAP") that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes thereto, for the year ended December 31, 2003 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q.

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

      The components used in the earnings per share computation were as follows:

                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                              2004         2003         2004         2003
                                                           ----------   ----------   ----------   ----------
BASIC
     Net income                                            $  874,996   $  827,228   $1,730,968   $1,629,753
                                                           ==========   ==========   ==========   ==========
     Weighted average common shares outstanding             3,471,118    3,502,538    3,475,777    3,505,407
                                                           ==========   ==========   ==========   ==========
     Basic earnings per common share                       $     0.25   $     0.24   $     0.50   $     0.47
                                                           ==========   ==========   ==========   ==========
DILUTED
     Net income                                            $  874,996   $  827,228   $1,730,968   $1,629,753
                                                           ==========   ==========   ==========   ==========
     Weighted average common shares outstanding for
           basic earnings per common share                  3,471,118    3,502,538    3,475,777    3,505,407
     Add:  Dilutive effects of assumed exercise of stock
           options                                              9,843       13,619       11,644       13,595
                                                           ----------   ----------   ----------   ----------
     Average shares and dilutive potential common shares    3,480,961    3,516,157    3,487,421    3,519,002
                                                           ==========   ==========   ==========   ==========
     Diluted earnings per common share                     $     0.25   $     0.24   $     0.50   $     0.47
                                                           ==========   ==========   ==========   ==========
Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature           9,125       23,163        9,125       23,163

Weighted average exercise price
 of dilutive stock                                         $     9.71   $     8.81   $     9.71   $     8.81

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS AND DIVIDENDS PER SHARE (CONTINUED):

      The interim period disclosures for the stock option plan as required under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure" have been omitted due to no activity in the option plan subsequent to December 31, 2003.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    SECURITIES:

Securities were as follows:

                                                          AMORTIZED          GROSS             GROSS           ESTIMATED
                                                            COST       UNREALIZED GAINS   UNREALIZED LOSSES   FAIR VALUE
                                                        -------------  ----------------   -----------------  ------------
AVAILABLE FOR SALE - JUNE 30, 2004
     U.S. Government and federal agency                 $  77,158,796    $    30,812       $  (2,161,049)    $  75,028,559
     State and municipal                                   19,247,810        111,291            (693,407)       18,665,694
     Mortgage-backed                                       39,358,761          3,277          (1,049,789)       38,312,249
     Collateralized mortgage obligations                    2,462,497              -             (47,592)        2,414,905
     Total debt securities                                138,227,864        145,380          (3,951,837)      134,421,407
     Other securities                                           4,000         14,381                   -            18,381
                                                        -------------    -----------       -------------     -------------
                                                        $ 138,231,864    $   159,761       $  (3,951,837)    $ 134,439,788
                                                        =============    ===========       =============     =============

AVAILABLE FOR SALE - DECEMBER 31, 2003
     U.S. Government and federal agency                 $  81,675,557    $   249,762       $    (626,828)    $  81,298,491
     State and municipal                                   20,486,465        342,815            (186,456)       20,642,824
     Mortgage-backed                                       36,021,522         73,958            (223,858)       35,871,622
     Collaterized mortgage obligations                      3,007,277         10,700             (36,345)        2,981,632
     Total debt securities                                141,190,821        677,235          (1,073,487)      140,794,569
     Other securities                                           4,000         19,598                                23,598
                                                        -------------    -----------       -------------     -------------
                                                        $ 141,194,821    $   696,833       $  (1,073,487)    $ 140,818,167
                                                        =============    ===========       =============     =============

                                                                             GROSS            GROSS
                                                          AMORTIZED       UNRECOGNIZED     UNRECOGNIZED       ESTIMATED
                                                            COST             GAINS            LOSSES          FAIR VALUE
                                                            ----             -----            ------          ----------
HELD TO MATURITY - JUNE 30, 2004
  State and municipal obligations                       $  16,023,188    $   417,324       $    (211,437)    $  16,229,075
                                                        =============    ===========       ==============    =============

HELD TO MATURITY - DECEMBER 31, 2003
  State and municipal obligations                       $  15,594,408    $   781,888       $     (31,943)    $  16,344,353
                                                        =============    ===========       ==============    =============

Sales of securities available for sale were as follows:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                               2004          2003              2004               2003
                                                               ----          ----              ----               ----
Proceeds                                                 $  2,023,994    $ 5,629,133       $  18,110,123     $  18,241,645
Gross gains                                                    13,076         82,571             163,841           284,499
Gross losses                                                  (28,348)        (2,619)            (68,555)           (2,619)

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    SECURITIES: (CONTINUED)

      Contractual maturities of securities at June 30, 2004 were as follows:

                                                         AMORTIZED     ESTIMATED
                                                           COST        FAIR VALUE
                                                       ------------   ------------
AVAILABLE FOR SALE

U.S. government and federal agency obligations
  1 - 5   Years                                        $    499,923   $    485,755
  5 - 10  Years                                          23,708,566     23,051,879
 Over 10  Years                                          52,950,308     51,490,916
                                                       ------------   ------------
  Total                                                  77,158,797     75,028,550
                                                       ------------   ------------
State and municipal obligations
  Under 1 Year                                              490,358        490,947
  1 - 5 Years                                               658,021        688,776
  5 - 10 Years                                            7,926,983      7,791,050
 Over 10 Years                                           10,172,447      9,694,920
                                                       ------------   ------------
  Total                                                  19,247,809     18,665,693
                                                       ------------   ------------
Mortgage backed securities

  1 - 5 Years                                             1,083,626      1,075,320
  5 - 10 Years                                           12,380,549     12,071,142
 Over 10 Years                                           25,894,586     25,165,797
                                                       ------------   ------------
   Total                                                 39,358,761     38,312,259
                                                       ------------   ------------
Collateralized mortgage obligations

  5 - 10 Years                                              357,496        351,329
 Over 10 Years                                            2,105,001      2,063,576
                                                       ------------   ------------
   Total                                                  2,462,497      2,414,905
                                                       ------------   ------------
Other investments

  Equity securities                                           4,000         18,381
                                                       ------------   ------------

Total securities available for sale                    $138,231,864   $134,439,788
                                                       ============   ============

HELD TO MATURITY

State and municipal obligations
  Under 1 Year                                         $  1,336,616   $  1,355,522
  1 - 5 Years                                             2,527,378      2,658,643
  5 - 10 Years                                            4,013,046      4,153,979
  Over 10 Years                                           8,146,148      8,060,931
                                                       ------------   ------------
Total securities held to maturity                      $ 16,023,188   $ 16,229,075
                                                       ------------   ------------

Securities with a carrying value of approximately $ 50.1 million at June 30, 2004 and $55.4 million at December 31, 2003 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                              UNITED BANCORP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows:


                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                              2004           2003           2004           2003
                                           -----------    -----------    -----------    -----------
Beginning Balance                          $ 2,813,362    $ 3,005,291    $ 2,843,484    $ 2,971,116
  Provision charged to operating expense       199,500        150,000        339,000        300,000
  Loans charged-off                           (118,152)      (121,427)      (335,208)      (289,307)
  Recoveries                                    30,423         43,929         77,857         95,984
                                           -----------    -----------    -----------    -----------
Ending Balance                             $ 2,925,133    $ 3,077,793    $ 2,925,133    $ 3,077,793
                                           ===========    ===========    ===========    ===========

Non-performing loans were as follows:

                                                          JUNE 30,    DECEMBER 31,
                                                            2004          2003
                                                          --------      --------
Loans past due over 90 days still on accrual              $740,000      $655,000
Nonaccrual loans                                           278,000       101,000

      Loans considered impaired under the provisions of SFAS No. 114 were not material at June 30, 2004 and December 31, 2003. Nonaccrual loans include all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans which are collectively evaluated for impairment.

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

      A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at June 30, 2004 and December 31, 2003 follows:


                                       JUNE 30,     DECEMBER 31,
                                         2004          2003
                                      -----------   -----------
Commitments to extend credit          $25,604,704   $21,638,388
Credit card and ready reserve lines     1,469,781     1,422,761
Standby letters of credit                 640,200       640,200


In the opinion of management, all loan commitments equaled or exceeded current market interest rates at June 30, 2004.

5.    BENEFIT PLAN

      Pension expense includes the following:

                                       THREE MONTHS ENDING      SIX MONTHS ENDING
                                              JUNE 30,               JUNE 30,
                                        2004       2003        2004         2003
                                      --------    --------    ---------    ---------
Service cost                          $ 55,403    $ 48,952    $ 110,806    $  97,904
Interest cost                           49,248      41,747       98,496       83,494
Expected return on assets              (67,493)    (53,053)    (134,986)    (106,106)
Amortization of prior service cost,
   transition liability, net gain,
   and plan amendment                   10,623       3,807       21,246        7,614
                                      --------    --------    ---------    ---------
     Pension expense                  $ 47,781    $ 41,453    $  95,562    $  82,906
                                      ========    ========    =========    =========

                              UNITED BANCORP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            The following discusses the financial condition of the Company as of June 30, 2004 as compared to December 31, 2003 and the results of operations for the six and three months ended June 30, 2004 compared to the same period in 2003. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

            The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain

                              UNITED BANCORP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay and current economic and industry conditions. Also considered as part of that judgement is a review of each Bank's trend in delinquencies and loan losses, and economic factors.

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

      ANALYSIS OF FINANCIAL CONDITION

      EARNING ASSETS - LOANS

      At June 30, 2004 gross loans were $209,646,517 compared to $198,608,574 at year end 2003, an increase of $11,039,943 or 5.6%. The increase in total outstanding loans was the result of an increase in the commercial, commercial real estate, installment and real estate portfolios. Management attributes the increase in loans to the slightly improved general economic conditions in the lending markets served.

      Installment loans represented to 21.9% of total loans at June 30, 2004 compared to 24.9% at year-end 2003. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, reducing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced a 4.7% or $1,597,137 decrease in installment loans while COMMUNITY had a decrease of 12.5%, or $1,946,540 in installment loans. In general, as the overall economy has slowed in the markets we service, so has the demand for consumer based loans. Also with interest rates depressed, management has not been aggressive in lowering rates on these fixed rate loan products. Management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

      Commercial and commercial real estate loans comprised 52.7% of total loans at June 30, 2004 compared to 48.8% at December 31, 2003. Commercial and commercial real estate loans have increased $13,518,263 or 13.9% since December 31, 2003. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from more consistent economic growth occurring outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

      Real estate loans were 25.4% of total loans at June 30, 2004 and 26.3% at year-end 2003. In dollar volume, real estate loans increased 2.0% since December 31, 2003. COMMUNITY experienced an increase in real estate loans of 3.4% or $853,939 and CITIZENS experienced an increase of 0.8% or $209,418. As previously mentioned, management's position is to focus on adjustable rate products as the

                              UNITED BANCORP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

overall rate environment reached historical low levels with the intent these products will adjust as interest rates rise.

      The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended June 30, 2004 were approximately $87,729, or 3.1%, of the beginning balance in the allowance for loan losses.

EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

      The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2004 decreased approximately $6,378,379, or 4.5% from year-end 2003 totals. Securities held to maturity at June 30, 2004 increased approximately $428,780 or 2.7% compared to year-end 2003 totals.

SOURCES OF FUNDS - DEPOSITS

      The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2004, total core deposits decreased approximately $744,364 or 0.3% compared to year-end 2003 totals.

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

      Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2004, certificates of deposit greater than $100,000 decreased approximately $3,436,167, or 9.4% from year-end 2003 totals.

      Over the past year, COMMUNITY has developed several large depository customers. As of June 30, 2004, the eight largest depository customers accounted for approximately 29% of COMMUNITY'S certificate of deposits and approximately 93% of total certificates of deposits greater than $100,000. These customers also represent 24% of Community's demand deposits at June 30, 2004. Total concentration of retail funding is approximately 30% of COMMUNITY'S total deposits at June 30, 2004. On a consolidated level, this represents approximately 8.8% of total retail deposits at June 30, 2004 compared to 7.9% at December 31, 2003. This deposit concentration does pose possible liquidity and earnings risk

                              UNITED BANCORP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

      Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first six months of 2004, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total borrowings increased approximately $14.9 million, or 32.2% from year-end 2003 totals.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NET INCOME

      Basic and diluted earnings per share for the six months ended June 30, 2004 was $0.50, compared with $.47 for the six months ended June 30, 2003. Net income increased 6.2% for the six months ended June 30, 2004, compared to the same period in 2003.

NET INTEREST INCOME

      Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 1.1% for the six months ended June 30, 2004 compared to the same period in 2003.

      Total interest income for the six months ended June 30, 2004 was approximately $10,124,000 compared to $10,295,000 for the same period in 2003. Total interest income decreased approximately $171,000, or 1.7%. The decrease can be attributed to the overall lower interest rate environment that currently exists.

      Total interest expense for the six months ended June 30, 2004 when compared to the same six-month period ended June 30, 2003, decreased 6.0%, or approximately $239,000. The Company has experienced a decrease in interest expense due the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001.

PROVISION FOR LOAN LOSSES

      The total provision for loan losses was $339,000 for the six months ended June 30, 2004 compared to $300,000 for the same period in 2003. Management increased the provision in 2004 due to a slight increase in net charge-offs for the six-month period ended June 30, 2004 in addition to the increase in

                              UNITED BANCORP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

loans of 5.6% for the six months ended June 30, 2004. Management believes that all known and inherent losses in the loan portfolio have been provided for.

NONINTEREST INCOME

      Total noninterest income is made up of bank related fees and service charges, earnings on bank owned life insurance, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the six months ended June 30, 2004 was approximately $1,184,000 compared to approximately $1,425,000 for the same six months period ended June 30, 2003, a decrease of 16.9%. The Company's gain on sale from the secondary market real estate loan program decreased $66,000 from the same period in 2003. In addition, the Company's security portfolio generated approximately $95,000 in security gains for the six months ended June 30, 2004, compared to $282,000 for the same period in 2003. During 2002, primarily, management made the decision to sell these securities based on the likelihood of the securities being called and to fund current loan growth. These securities had coupons that were higher than the current market rates and so made it advantageous to sell the securities before they were called.

NONINTEREST EXPENSE

      Noninterest expense for the six months ended June 30, 2004 decreased approximately $276,000 or 5.2% from the six months ended June 30, 2003. Salary and benefit expense decreased approximately $64,000, or 2.5% for the six months ended June 30, 2004, due primarily to lower staffing levels. Occupancy expense also accounted for a portion of the decrease. Occupancy expense decreased $94,000 or 11.8% for the six months ended June 30, 2004, as compared to the same period in 2003 due to capital expenditures mainly technology enhancements, becoming fully depreciated in the first quarter of 2004. Other expenses decreased primarily due to a decrease in stationary and office supplies of $37,000 and a decrease in professional fees of $36,000.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2004

NET INCOME

      Basic and diluted earnings per share for the three months ended June 30, 2004 was $0.25, compared with $0.24 for the three months ended June 30, 2003 an increase of 4.2%. Net income increased 5.8% for the three months ended June 30, 2004, compared to the same period in 2003.

NET INTEREST INCOME

      Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased by 3.4% for the three months ended June 30, 2004, compared to the same period in 2003. The impact of the lower net interest margin was offset slightly by a larger base of average earning assets in the three months ended June 30, 2004, compared to the same period in 2003.

      Total interest income for the three months ended June 30, 2004 was approximately $5,096,000, compared to $5,080,000 for the same period in 2003, an increase of $16,000, or 0.3%. The increase can

                              UNITED BANCORP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

be attributed to the overall growth in earning assets of the Company and slightly offset by the lower interest rate environment that currently exists. Also, as a result of the prolonged decrease in interest rates, the Company's investment portfolio was subject to increased volatility due to the nature of the call features in the agency portfolio. Over the past quarter, the Company has experienced a higher than expected level of called securities in the investment portfolio. Given that interest rates seem to have stabilized, that trend is not expected to continue.

      Total interest expense for the three months ended June 30, 2004 when compared to the same three-month period ended June 30, 2003, reflected a decline of 4.7%, or $92,000. The Company has experienced a decrease in interest expense due to the effect of a lower interest rate environment on deposit products over the past year. Management has been proactive in lowering deposit product interest rates since the overall interest rate environment began to decrease in January of 2001. Also, the mix of deposits has shifted slightly from the traditionally higher costing certificates of deposit to lower cost deposits such as demand and savings accounts from 2001 to 2003 and this trend continues in 2004.

PROVISION FOR LOAN LOSSES

      The total provision for loan losses was $199,500 for the three months ended June 30, 2004 compared to $150,000 for the same period in 2004. Management increased the provision in 2004 due to a increase in net charge-offs in the current year, in addition to the 5.6% growth in the loan portfolio since December 31, 2003.

NONINTEREST INCOME

      Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, earnings on bank owned life insurance, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the three months ended June 30, 2004 was approximately $533,000 compared to $680,000 for the same three-month period ended June 30, 2003. For the three months ended June 30, 2004, compared to the same period in 2003, noninterest income decreased approximately 21.6% or $147,000. The Company's gain on sale of loans from the secondary market real estate loan program decreased $41,000 from the same period in 2003. In addition, the Company's security portfolio incurred approximately $15,000 in losses for the three months ended June 30, 2004, compared to $80,000 in gains for the same period in 2003, a difference of $95,000 between the two periods.

NONINTEREST EXPENSE

      Noninterest expense for the three months ended June 30, 2004 decreased $130,000 from the three months ended June 30, 2003. Salary and benefit expense decreased approximately $62,000, or 4.8% for the three months ended June 30, 2004, due primarily to lower staffing levels. Occupancy expense also accounted for a portion of the decrease. Occupancy expense decreased $16,000 or 4.3% for the three months ended June 30, 2004, as compared to the same period in 2003 due to capital expenditures mainly technology enhancements becoming fully depreciated in the first quarter of 2004.

CAPITAL RESOURCES

      Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 2004, totaled $30,750,903 compared

                              UNITED BANCORP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

to $32,514,459 at December 31, 2003, a 5.4% decrease. Total shareholders' equity in relation to total assets was 7.82% at June 30, 2004 and 8.43% at December 31, 2003.

      The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock is be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

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

      The minimum requirements are:

                                   TOTAL          TIER 1             TIER 1
                                 CAPITAL TO     CAPITAL TO         CAPITAL TO
                               RISK-WEIGHTED   RISK-WEIGHTED        AVERAGE
                                   ASSETS         ASSETS            ASSETS
                               -------------     ------------      ----------
Well capitalized                   10.00 %          6.00 %           5.00 %
Adequately capitalized              8.00 %          4.00 %           4.00 %
Undercapitalized                    6.00 %          3.00 %           3.00 %

      The following table illustrates the Company's consolidated regulatory capital ratios at June 30, 2004:

                                      JUNE 30,
         (IN THOUSANDS)                 2004
                                      --------
Tier 1 capital                        $ 33,198
Total risk-based capital              $ 35,973
Risk-weighted assets                  $239,075
Average total assets                  $384,491

Tier 1 capital to average assets          8.63%
Tier 1 risk-based capital ratio          13.89%
Total risk-based capital ratio           15.05%

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

      For the six months ended June 30, 2004, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents decreased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

INFLATION AND CHANGING PRICES

      Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with GAAP in the United States of America. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

                (Dollars in Thousands)                                       (Dollars in Thousands)
-----------------------------------------------------       -------------------------------------------------------
                 NET PORTFOLIO VALUE-JUNE 30, 2004                 NET PORTFOLIO VALUE-DECEMBER 31, 2003
CHANGE IN RATES $ AMOUNT      $ CHANGE       % CHANGE      CHANGE IN RATES    $ AMOUNT     $ CHANGE       % CHANGE
                --------      --------       --------                         --------     --------       ---------
Up 200          $ 38,671      $ (3,977)        -9.33%      Up 200             $  25,958    $  (7,719)     -22.92%

Up 100          $ 40,363      $ (2,285)        -5.36%      Up 100             $  30,501    $  (3,176)     - 9.43%

Base            $ 42,648                                   Base               $  33,677

Down 100        $ 36,468      $ (6,180)       -14.49%      Down 100           $  31,198    $  (2,479)     - 7.36%

Down 200        $ 31,847      $(10,801)       -25.33%      Down 200           $  30,943    $  (2,734)     - 8.12%

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

      The projected volatility of the net present value at both June 30, 2004 and December 31, 2003 fall within the general guidelines established by the Board of Directors. The NPV table shows that in a falling interest rate environment, the NPV would decrease between 14.49% and 25.33% given a 100 and 200 basis point decline in rates. In management's view there is a low probability that interest rates would decrease another 100 to 200 basis points. Given an upward change in interest rates the Company's NPV would decrease 5.36% with a 100 basis point interest rate increase. In a 200 basis point rate increase, the Company's NPV would decrease 9.33%. This decrease is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities decrease. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to incur any losses.

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

                              UNITED BANCORP, INC.
                             CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

      The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.
                                OTHER INFORMATION

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                (c)                              (d)
                                                                    TOTAL NUMBER OF SHARES (OR     MAXIMUM NUMBER (OR APPROXIMATE
                          (a)                       (b)              UNITS) PURCHASED AS PART    DOLLAR VALUE) OF SHARES (OR UNITS)
                 TOTAL NUMBER OF SHARES    AVERAGE PRICE PAID PER      OF PUBLICLY ANNOUNCED       THAT MAY YET BE PURCHASED UNDER
  PERIOD          (OR UNITS) PURCHASED        SHARE (OR UNIT)            PLANS OR PROGRAMS              THE PLANS OR PROGRAMS
  ------          --------------------        ---------------            -----------------              ---------------------
 MONTH #1

4/1/2004 TO                0                         0                           0                         148,120 SHARES

 4/30/2004
----------------------------------------------------------------------------------------------------------------------------
 MONTH #2

5/1/2004 TO         1,441 SHARES (1)               $14.95                        0                         148,120 SHARES

 5/31/2004
----------------------------------------------------------------------------------------------------------------------------
 MONTH #3

6/1/2004 TO                0                         0                           0                         148,120 SHARES

 6/30/2004
----------------------------------------------------------------------------------------------------------------------------
TOTAL              1,441 SHARES                    $14.95                        0                         148,120 SHARES
----------------------------------------------------------------------------------------------------------------------------

(1) These shares were acquired on the open market on behalf of the Company's Directors' Deferred Compensation Plan and are held in a rabbi trust for the benefit of Plan participants

                              UNITED BANCORP, INC.
                               OTHER INFORMATION

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

            Not   applicable.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of the shareholders of United Bancorp, Inc. was held on April 21, 2004 for the purpose of electing four Directors to hold office until the annual meeting of shareholders to be held in 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of management's nominees for Director as listed in the proxy statement were elected by the votes set forth below:

      Nominees                          For                     Withheld
--------------------                 ---------                  --------
Michael J. Arciello                  2,650,989                    5,329
Terry A. McGhee                      2,646.507                    9,810
L.E. Richardson, Jr.                 2,642,646,                  13,668

Other directors whose term continues after the Annual Meeting of Shareholders are James W. Everson, John M. Hoopingarner, Richard L. Riesbeck and Matthew C. Thomas.

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

            31.1  Rule 13a-14(a) Certification - CEO

            31.2  Rule 13a-14(a) Certification - CFO

            32.1  Section 1350 Certification - CEO

            32.2  Section 1350 Certification -CFO

                              UNITED BANCORP, INC.
                               OTHER INFORMATION

            (1) Incorporated be reference to Appendix B to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

            (2) Incorporated be reference to Appendix C to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

      (b) No current reports were filed with the Commission on Form 8-K during the fiscal quarter ended June 30, 2004.

                              UNITED BANCORP, INC.
                                   SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  /s/   United Bancorp, Inc.

 August 6, 2004                   By: /s/ James W. Everson
----------------                      ------------------------------------
 Date                             James W. Everson
                                  Chairman, President & Chief Executive Officer

 August 6, 2004                   By: /s/ Randall M. Greenwood
----------------                      -------------------------
 Date                             Randall M. Greenwood
                                  Senior Vice President, Chief Financial
                                  Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
------------                        -----------
31.1                     Rule 13a-14(a) Certification-CEO

31.2                     Rule 13a-14(a) Certification-CFO

32.1                     Section 1350 Certification-CEO

32.2                     Section 1350 Certification-CFO