Form 10-Q
period 2004-09-30
UNITED BANCORP INC /OH/
filed 2004-11-15
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 0-16540

                              UNITED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter.)

                         OHIO                                   34-1405357
                        -----                                   ----------
(State or other jurisdiction of incorporation or              (IRS Employer
                    organization)                           Identification No.)

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

      COMMON STOCK, $1.00 PAR VALUE 3,523,268 SHARES AS OF OCTOBER 22, 2004

                              UNITED BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1
FINANCIAL INFORMATION

                                                                                        (UNAUDITED)
                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                           2004               2003
                                                                                       -------------      -------------
ASSETS
Cash and due from financial institutions                                               $   9,098,857      $   8,386,575
                                                                                       -------------      -------------
Total cash and cash equivalents                                                            9,098,857          8,386,575

Securities available for sale, at market                                                 124,940,459        140,818,167
Securities held to maturity
(Estimated fair value of $16,684,735 at 09/30/04 and $16,344,353 at 12/31/03)             16,020,547         15,594,408
Federal Home Loan Bank Stock, at cost                                                      4,072,300          3,954,300
Total loans                                                                              212,911,916        198,608,574
Allowance for loan losses                                                                 (2,966,825)        (2,843,484)
                                                                                       -------------      -------------
    Net loans receivable                                                                 209,945,091        195,765,090
Premises and equipment, net                                                                7,905,865          8,152,480
Accrued interest receivable                                                                2,433,765          2,373,573
Other real estate and repossessions                                                          924,754            940,015
Core deposit and other intangible assets                                                      38,917             57,452
Bank owned life insurance                                                                  7,470,729          7,185,507
Other assets                                                                               2,034,425          2,295,402
                                                                                       -------------      -------------

  Total Assets                                                                         $ 384,885,709      $ 385,522,969
                                                                                       =============      =============

LIABILITIES
Demand deposits

  Noninterest-bearing                                                                  $  30,557,778      $  30,049,919
  Interest-bearing                                                                        65,501,101         61,137,605
Savings deposits                                                                          46,308,651         48,274,042
Time deposits - under $100,000                                                           118,772,477        128,443,059
Time deposits - $100,000 and over                                                         33,474,485         36,621,372
                                                                                       -------------      -------------
    Total deposits                                                                       294,614,492        304,525,997
Federal funds purchased                                                                    4,906,000          9,714,000
Advances from the Federal Home Loan Bank                                                  42,230,726         30,974,611
Securities sold under agreements to repurchase                                             7,428,674          5,485,399
Other borrowed funds                                                                         227,589            159,398
Accrued expenses and other liabilities                                                     1,947,135          2,149,105
                                                                                       -------------      -------------
    Total Liabilities                                                                    351,354,616        353,008,510

SHAREHOLDERS' EQUITY

Preferred stock, without par value: 2,000,000 shares authorized and unissued
Common stock - $1 Par Value: 10,000,000 shares authorized;
   3,752,105 issued at 09/30/04 and 12/31/03                                               3,752,105          3,752,105
Additional paid in capital                                                                25,793,282         25,712,990
Retained earnings                                                                          7,302,293          6,047,652
Shares held by deferred compensation plan at cost, 56,771 shares at 09/30/04
and 50,750 at 12/31/03                                                                      (714,125)          (633,842)
Treasury stock at cost, 227,091 shares at 09/30/04 and 207,091 shares at 12/31/03         (2,439,695)        (2,115,855)
Accumulated other comprehensive loss, net of tax benefits                                   (162,767)          (248,591)
                                                                                       -------------      -------------
  Total Shareholders' Equity                                                              33,531,093         32,514,459
                                                                                       -------------      -------------

  Total Liabilities and Shareholders' Equity                                           $ 384,885,709      $ 385,522,969
                                                                                       =============      =============

    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          UNITED BANCORP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)


                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   (UNAUDITED)                       (UNAUDITED)
                                                              2004              2003             2004              2003
                                                          ------------      ------------     ------------     ------------
Interest and dividend income
  Loans, including fees                                   $  3,481,371      $  3,475,825     $ 10,264,106     $ 10,387,834
  Taxable securities                                         1,290,797         1,235,272        3,824,116        3,769,606
  Non-taxable securities                                       343,370           367,263        1,065,134        1,079,889
  Federal funds sold                                               175               834            3,758           57,916
  Dividends on Federal Home Loan Bank stock and other           43,516            41,970          126,047          120,814
                                                          ------------      ------------     ------------     ------------
      Total interest and dividend income                     5,159,229         5,121,164       15,283,161       15,416,059

Interest expense
  Deposits
    Demand                                                     162,516           129,246          468,649          380,748
    Savings                                                     40,483            67,846          122,225          194,375
    Time                                                     1,317,190         1,477,434        4,163,150        4,647,842
  Other borrowings                                             330,648           240,925          841,418          675,819
                                                          ------------      ------------     ------------     ------------
      Total interest expense                                 1,850,837         1,915,451        5,595,442        5,898,784
                                                          ------------      ------------     ------------     ------------

Net interest income                                          3,308,392         3,205,713        9,687,719        9,517,275

Provision for loan losses                                      159,500           114,000          498,500          414,000
                                                          ------------      ------------     ------------     ------------

Net interest income after provision for loan losses          3,148,892         3,091,713        9,189,219        9,103,275

Noninterest income
  Service charges on deposit accounts                          334,663           287,553          970,613          814,046
  Net realized gains(losses) on sales of securities            (22,684)           54,245           72,602          336,125
  Net realized gains on sales of loans                           8,024            76,416           32,560          166,937
  Other income                                                 205,165           234,276          633,292          760,038
                                                          ------------      ------------     ------------     ------------
      Total noninterest income                                 525,168           652,490        1,709,067        2,077,146
                                                          ------------      ------------     ------------     ------------

Noninterest expense
  Salaries and employee benefits                             1,272,943         1,324,504        3,807,361        3,922,610
  Occupancy and equipment                                      320,035           384,997        1,023,705        1,191,748
  Professional services                                        100,918            93,519          283,287          313,215
  Insurance                                                     79,357            61,032          224,184          187,029
  Franchise and other taxes                                    107,757           103,290          301,844          309,915
  Advertising                                                   58,831            84,950          212,283          240,012
  Stationary and office supplies                                90,619            78,752          199,306          224,705
  Amortization of intangibles                                    4,500             4,500           13,500           13,500
  Other expenses                                               525,271           540,819        1,500,414        1,555,665
                                                          ------------      ------------     ------------     ------------
      Total noninterest expense                              2,560,231         2,676,363        7,565,884        7,958,399
                                                          ------------      ------------     ------------     ------------

Income before income taxes                                   1,113,829         1,067,840        3,332,402        3,222,022
  Income tax expense                                           215,400           175,500          703,005          699,929
                                                          ------------      ------------     ------------     ------------

Net income                                                $    898,429      $    892,340     $  2,629,397     $  2,522,093
                                                          ============      ============     ============     ============

Earnings per common share - Basic                         $       0.26      $       0.25     $       0.76     $       0.72
Earnings per common share - Diluted                       $       0.26      $       0.25     $       0.76     $       0.72
Dividends per common share                                $       0.13      $       0.12     $       0.39     $       0.36

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              UNITED BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      2004           2003           2004           2003
                                                                  ------------   ------------   ------------   ------------
Net earnings                                                      $    898,429   $    892,340   $  2,629,397   $ 2,522,093

Other comprehensive income (loss), net of tax effects:
      Unrealized holding gains (losses) on securities
      during the period, net of taxes (benefits) of
      $1,197,744, $(863,840) $68,897 and
      and $(620,048) for each respective period.                     2,325,033     (1,676,865)       133,741     (1,203,622)

      Reclassification adjustment for (gains) losses included
      in earnings, net of taxes (benefits) of ($7,713),
      $18,443, $24,685 and $114,283 for each respective period.         14,971        (35,802)       (47,917)      (221,843)
                                                                  ------------   ------------   ------------   ------------

Comprehensive income (loss)                                       $  3,238,433   $   (820,327)  $  2,715,221   $  1,096,628
                                                                  ============   ============   ============   ============

Accumulated comprehensive income (loss)                           $   (162,767)  $    893,111   $   (162,767)  $    893,111
                                                                  ============   ============   ============   ============

    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              UNITED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              UNITED BANCORP, INC.
                                   (UNAUDITED)

                                                                              TREASURY                   ACCUMULATED
                                                               ADDITIONAL    STOCK AND                     OTHER
                                                    COMMON      PAID IN       DEFERRED      RETAINED    COMPREHENSIVE
                                                    STOCK       CAPITAL        PLAN         EARNINGS    INCOME (LOSS)     TOTAL
                                                 ------------ ------------  ------------  ------------  ------------  ------------
BALANCE AT JANUARY 1, 2003                       $  3,411,307 $ 25,651,879  $ (2,344,858) $  4,472,544  $    963,990  $ 32,154,862
Net income                                                                                   2,522,093                   2,522,093
        Net change in unrealized loss on
         securities available for sale                                                                    (1,425,465)   (1,425,465)
                                                                                                                      ------------
       Comprehensive income                                                                                              1,096,628
Shares purchased for deferred compensation plan                     71,630       (71,630)                                        -
Shares distributed from deferred compensation
  plan                                                             (50,292)       50,292                                         -
Purchases of treasury stock, at cost                                            (343,728)                                 (343,728)
Cash dividends - $0.36 per share                                                            (1,256,987)                 (1,256,987)
                                                 ------------ ------------  ------------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 30, 2003  (UNAUDITED)       $  3,411,307 $ 25,673,217  $ (2,709,924) $  5,737,650  $   (461,475) $ 31,650,775
                                                 ============ ============  ============  ============  ============  ============

BALANCE AT JANUARY 1, 2004                       $  3,752,105 $ 25,712,990  $ (2,749,697) $  6,047,652  $   (248,591) $ 32,514,459
Net income                                                                                   2,629,397                   2,629,397
        Net change in unrealized loss on
         securities available for sale                                                                        85,824        85,824
                                                                                                                      ------------
       Comprehensive income                                                                                              2,715,221
Shares purchased for deferred compensation plan                     80,292       (80,292)                                        -
Purchases of treasury stock, at cost                                            (323,831)                                 (323,831)
Cash dividends - $0.39 per share                                                            (1,374,756)                 (1,374,756)
                                                 ------------ ------------  ------------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 30, 2004  (UNAUDITED)       $  3,752,105 $ 25,793,282  $ (3,153,820) $  7,302,293  $   (162,767) $ 33,531,093
                                                 ============ ============  ============  ============  ============  ============

    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              UNITED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              2004              2003
                                                                         --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period                                                $    2,629,397    $    2,522,093
      Depreciation and amortization                                             604,316           702,355
      Provision for loan losses                                                 498,500           414,000
      Deferred taxes                                                           (150,811)           71,899
      Increase in value of bank owned life insurance                           (222,222)         (276,731)
      Federal Home Loan Bank stock dividend                                    (118,000)         (117,800)
      Net realized gains on sales or calls of securities                        (72,602)         (336,125)
      Amortization of securities, net                                           428,544           639,029
      Net realized gains on sales of loans                                      (32,560)         (166,937)
      Net realized gains on sale of real estate owned                           (10,214)          (10,500)
      Amortization of mortgage servicing rights                                  68,662            96,964
      Net change in accrued interest receivable and other assets                (47,307)         (441,971)
      Net change in accrued expenses and other liabilities                     (201,970)       (1,152,538)
                                                                         --------------    --------------
      Net cash flows from operating activities                                3,373,733         1,943,738

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Securities available for sale
  Sales                                                                      32,633,348        27,922,539
  Maturities, prepayments and calls                                          32,745,427        68,432,513
  Purchases                                                                 (49,747,051)     (111,275,642)
Securities held to maturity
  Maturities, prepayments and calls                                             860,671           352,000
  Purchases                                                                  (1,266,732)       (1,674,714)
Purchases of bank owned life insurance                                          (63,000)                -
Net change in loans                                                         (14,645,941)       (7,864,302)
Purchase of premises and equipment                                             (339,166)          (94,867)
Proceeds from sale of real estate owned                                         311,504            76,000
                                                                         --------------    --------------
      Net cash flows provided by (used in) investing activities                 489,060       (24,126,473)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net change in deposits                                                       (9,911,505)        6,625,495
Net change in borrowings                                                      8,459,581        14,939,488
Treasury stock purchases                                                       (323,831)         (343,728)
Cash dividends paid                                                          (1,374,756)       (1,256,987)
                                                                         --------------    --------------
      Net cash flows provided by (used in) financing activities              (3,150,511)       19,964,268
                                                                         --------------    --------------

Net change in cash and cash equivalents                                         712,282        (2,218,467)

Cash and cash equivalents at beginning of period                              8,386,575        10,288,554
                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    9,098,857    $    8,070,087
                                                                         ==============    ==============

Supplemental disclosure of cash flow information:
     Interest paid                                                       $    5,663,769    $    5,942,417
     Income taxes paid                                                          736,000           592,000

Supplemental disclosure of non-cash investing activities:
     Non-cash transfer from loans to other real estate & repossessions   $      286,029    $      395,015
     Recognition of Mortgage Servicing Rights                                    30,731            98,704
     Unrealized gain/(losses) on securities designated as available
            for sale, next of tax effects                                        85,824        (1,425,465)

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of United Bancorp, Inc. ("Company") at September 30, 2004, and its results of operations and cash flows for the three and nine month periods then ended. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes thereto, for the year ended December 31, 2003 included in its Annual Report to Shareholders. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 2003 Annual Report to Shareholders. The Company has consistently followed these policies in preparing this Form 10-Q.

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

      The components used in the earnings per share computation were as follows:

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                                           2004           2003           2004           2003
                                                                       ------------   ------------   ------------   ------------
BASIC
     Net income                                                        $    898,429   $    892,340   $  2,629,397   $  2,522,093
                                                                       ============   ============   ============   ============

     Weighted average common shares outstanding                           3,468,357      3,497,513      3,473,659      3,500,861
                                                                       ============   ============   ============   ============

     Basic earnings per common share                                   $       0.26   $       0.25   $       0.76   $       0.72
                                                                       ============   ============   ============   ============

DILUTED
     Net income                                                        $    898,429   $    892,340   $  2,629,397   $  2,522,093
                                                                       ============   ============   ============   ============

     Weighted average common shares outstanding for basic earnings
       per common share                                                   3,468,357      3,497,513      3,473,659      3,500,861
     Add:  Dilutive effects of assumed exercise of stock options             16,934         13,966          5,597         13,360
                                                                       ------------   ------------   ------------   ------------

     Average shares and dilutive potential common shares                  3,485,291      3,511,479      3,479,256      3,514,221
                                                                       ============   ============   ============   ============

     Diluted earnings per common share                                 $       0.26   $       0.25   $       0.76   $       0.72
                                                                       ============   ============   ============   ============
Number of stock options not considered in computing
diluted earnings per share due to antidilutive nature                        23,164         21,057          9,125         21,057

Weighted average exercise price of dilutive potential common shares    $       8.81   $       9.69   $       9.71   $       9.69

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

                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

2.    SECURITIES:

            Securities were as follows:

                                              AMORTIZED           GROSS              GROSS            ESTIMATED
                                                COST         UNREALIZED GAINS   UNREALIZED LOSSES     FAIR VALUE
                                           ---------------   ---------------    ---------------    ---------------
AVAILABLE FOR SALE - SEPTEMBER 30, 2004
     U.S. Government and federal agency    $    68,635,766   $       153,827    $      (351,922)   $    68,437,671
     State and municipal                        15,562,813           230,259           (131,845)        15,661,227
     Mortgage-backed                            38,563,369            69,342           (213,583)        38,419,128
     Collateralized mortgage obligations         2,421,132             1,549            (17,212)         2,405,469
                                           ---------------   ---------------    ---------------    ---------------
     Total debt securities                     125,183,080           454,977           (714,562)       124,923,495
                                           ---------------   ---------------    ---------------    ---------------
     Other securities                                4,000            12,964                  -             16,964
                                           ---------------   ---------------    ---------------    ---------------
                                           $   125,187,080   $       467,941    $      (714,562)   $   124,940,459
                                           ===============   ===============    ===============    ===============

AVAILABLE FOR SALE - DECEMBER 31, 2003
     U.S. Government and federal agency    $    81,675,557   $       249,762    $      (626,828)   $    81,298,491
     State and municipal                        20,486,465           342,815           (186,456)        20,642,824
     Mortgage-backed                            36,021,522            73,958           (223,858)        35,871,622
     Collaterized mortgage obligations           3,007,277            10,700            (36,345)         2,981,632
                                           ---------------   ---------------    ---------------    ---------------
     Total debt securities                     141,190,821           677,235         (1,073,487)       140,794,569
                                           ---------------   ---------------    ---------------    ---------------
     Other securities                                4,000            19,598                  -             23,598
                                           ---------------   ---------------    ---------------    ---------------
                                           $   141,194,821   $       696,833    $    (1,073,487)   $   140,818,167
                                           ===============   ===============    ===============    ===============

                                                                  GROSS            GROSS
                                              CARRYING         UNRECOGNIZED     UNRECOGNIZED      ESTIMATED FAIR
                                               AMOUNT             GAINS            LOSSES              VALUE
                                           ---------------   ---------------   ---------------    ---------------
HELD TO MATURITY - SEPTEMBER 30, 2004
     State and municipal obligations       $    16,020,547   $       685,592   $       (21,404)   $    16,684,735
                                           ===============   ===============   ===============    ===============

HELD TO MATURITY - DECEMBER 31, 2003
     State and municipal obligations       $    15,594,408   $       781,888   $       (31,943)   $    16,344,353
                                           ===============   ===============   ===============    ===============

Sales of securities available for sale were as follows:

                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                         SEPTEMBER 30,                        SEPTEMBER 30,
                    2004              2003              2004                2003
               ---------------   ---------------   ---------------    ---------------
Proceeds       $    14,523,225   $     9,680,894   $    32,633,348    $    27,922,539
Gross gains             32,595            59,313           196,436            343,812
Gross losses            55,279             5,068           123,834              7,687

                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

2.    SECURITIES: (CONTINUED)

            Contractual maturities of securities at September 30, 2004 were as follows:

                                                  AMORTIZED      ESTIMATED
                                                     COST        FAIR VALUE
                                                 ------------   ------------
AVAILABLE FOR SALE
U.S. government and federal agency obligations
  1 - 5 Years                                    $    999,940   $  1,000,675
  5 - 10 Years                                     20,169,343     20,166,853
  Over 10 Years                                    47,466,483     47,270,143
                                                 ------------   ------------
  Total                                            68,635,766     68,437,671
                                                 ------------   ------------
State and municipal obligations
  Under 1 Year                                        490,110        490,582
  1 - 5 Years                                         657,575        691,900
  5 - 10 Years                                      6,296,510      6,426,691
  Over 10 Years                                     8,118,618      8,052,054
                                                 ------------   ------------
  Total                                            15,562,813     15,661,227
                                                 ------------   ------------
Mortgage backed securities
  1 - 5 Years                                       1,362,195      1,360,508
  5 - 10 Years                                     12,650,939     12,601,123
  Over 10 Years                                    24,550,235     24,457,497
                                                 ------------   ------------
   Total                                           38,563,369     38,419,128
                                                 ------------   ------------
Collateralized mortgage obligations
  5 - 10 Years                                        340,632        340,102
  Over 10 Years                                     2,080,500      2,065,367
                                                 ------------   ------------
   Total                                            2,421,132      2,405,469
                                                 ------------   ------------
Other investments
  Equity securities                                     4,000         16,964
                                                 ------------   ------------
Total securities available for sale              $125,187,080   $124,940,459
                                                 ============   ============

HELD TO MATURITY

State and municipal obligations
  Under 1 Year                                   $  1,265,677   $  1,277,406
  1 - 5 Years                                       2,527,532      2,669,868
  5 - 10 Years                                      3,920,002      4,192,095
  Over 10 Years                                     8,307,336      8,545,366
                                                 ------------   ------------
Total securities held to maturity                $ 16,020,547   $ 16,684,735
                                                 ============   ============

Securities with a carrying value of approximately $61.4 million at September 30, 2004 and $55.4 million at December 31, 2003 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law.

                       NOTES TO THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

3.    ALLOWANCE FOR LOAN LOSSES

      The activity in the allowance for loan losses was as follows:

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                2004               2003               2004               2003
                                           ---------------    ---------------    ---------------    ---------------
Beginning Balance                          $     2,925,133    $     3,077,793    $     2,843,484    $     2,971,116
  Provision charged to operating expense           159,500            114,000            498,500            414,000
  Loans charged-off                               (218,963)          (131,230)          (554,171)          (420,537)
  Recoveries                                       101,155             28,693            179,012            124,677
                                           ---------------    ---------------    ---------------    ---------------
Ending Balance                             $     2,966,825    $     3,089,256    $     2,966,825    $     3,089,256
                                           ===============    ===============    ===============    ===============

         Non-performing loans were as follows:

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2004               2003
                                               ----------------   ----------------
Loans past due over 90 days still on accrual   $        724,000   $        655,000
Nonaccrual loans                                        369,000            101,000

      Loans considered impaired under the provisions of SFAS No. 114 were not material at September 30, 2004 and December 31, 2003. Nonaccrual loans include all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.

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

            A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2004 and December 31, 2003 follows:

                                        SEPTEMBER 30,      DECEMBER 31,
                                            2004               2003
                                      ----------------   ----------------
Commitments to extend credit          $     27,434,545   $     21,638,388
Credit card and ready reserve lines          1,568,710          1,422,761
Standby letters of credit                      460,000            640,200

5.    BENEFIT PLAN

      Pension expense includes the following:

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                2004               2003               2004               2003
                                           ---------------    ---------------    ---------------    ---------------
Service Cost                               $        55,403    $        48,952    $       166,209    $       146,856
Interest Cost                                       49,248             41,747            147,744            125,241
Expected return on assets                          (67,493)           (53,053)          (202,479)          (159,159)
Amortization of prior service cost                                                             -                  -
  transition liability, net gain,                                                              -                  -
  and plan amendment                                10,623              3,807             31,869             11,421
                                           ---------------    ---------------    ---------------    ---------------
    Pension Expense                        $        47,781    $        41,453    $       143,343    $       124,359
                                           ===============    ===============    ===============    ===============

The Company's pension expense is expected to increase in the fourth quarter of 2004 due to a settlement of pension obligations related to retired employees. The exact amount of the charge is not known, however, the additional expense should not be material to the Company's results of operations.

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discusses the financial condition of the Company as of September 30, 2004, as compared to December 31, 2003 and the results of operations for the nine and three months ended September 30, 2004 compared to the same period in 2003. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS - LOANS

      At September 30, 2004, gross loans were $212,911,916 compared to $198,608,574 at year-end 2003, an increase of $14,303,342 or 7.2%. The increase in total outstanding loans was the result of an increase in the commercial and commercial real estate portfolios. Management attributes the increase in loans to the slightly improved general economic conditions in the lending markets served.

      Installment loans represented 20.6% of total loans at September 30, 2004 compared to 24.9% at year-end 2003. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, reducing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced an 8.9% or $3,029,763 decrease in installment loans while COMMUNITY had a decrease of 16.6%, or $2,588,707 in installment loans.

      Commercial and commercial real estate loans comprised 54.2% of total loans at September 30, 2004 compared to 48.8% at December 31, 2003. Commercial and commercial real estate loans have increased $18,455,728 or 19.0% since December 31, 2003. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from more consistent economic growth occurring outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

      Real estate loans were 25.2% of total loans at September 30, 2004 and 26.3% at year-end 2003. In dollar volume real estate loans increased 2.8% since December 31, 2003. However, COMMUNITY actually experienced an increase in real estate loans of 5.2% or $1,330,364 and CITIZENS experienced an increase of 0.5% or $132,720. Management's position is to focus on adjustable rate products or short-term fixed rate products as the overall rate environment reached historical low levels with the intent these products will adjust as interest rates rise.

      The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended September 30, 2004 were approximately $117,808. During the first nine months of 2004, net charge-offs were $375,159.

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

      The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions, mortgage backed securities, collateralized mortgage obligations and certain other investments. Changes in long term interest rates do subject the Company in market value changes especially in the Company's callable agency-backed securities. During the three month period ended September 30, 2004 the unrealized gain on available for sale securities increased approximately $86,000 due to the decrease in long-term interest rates.

      The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at September 30, 2004 decreased approximately $15,877,708, or 11.3% from year-end 2003 totals. Securities held to maturity at September 30, 2004 increased approximately $426,139 or 2.7% compared to year-end 2003 totals.

SOURCES OF FUNDS - DEPOSITS

      The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2004, total core deposits decreased $6,764,618 or 2.5% primarily from a decrease in certificate of deposit balances of $9,670,582. This decrease was partially off-set by an increase in interest bearing demand deposits of $4,363,496.

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

      Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2004, certificates of deposit greater than $100,000 decreased approximately $3,147,000, or 8.6% from year-end 2003 totals.

      COMMUNITY has developed several large depository customers. As of September 30, 2004, the eight largest depository customers accounted for approximately 30% of COMMUNITY'S certificate of deposits and approximately 94% of total certificates of deposits greater than $100,000. These customers also represent 16% of Community's demand deposits at September 30, 2004. Total concentration of retail funding is approximately 27% of COMMUNITY'S total deposits at September 30, 2004. On a consolidated level, this represents approximately 9% of total retail deposits at September 30, 2004 compared to 7.9% at December 31, 2003. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risk would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

      Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first nine months of 2004, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. Total borrowings comprising the FHLB and federal funds purchased at September 30, 2004 increased approximately $6.4 million, or 15.8% from year-end 2003 totals. The majority of the Company's repurchase agreements are with local school districts and city and county governments.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET INCOME

      Basic and diluted earnings per share for the nine months ended September 30, 2004 were $0.76, compared with $0.72 for the nine months ended September 30, 2003 an increase of 5.6%. Net income increased 4.3% or $107,304 for the nine months ended September 30, 2004, compared to the same period in 2003.

NET INTEREST INCOME

      Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased by 1.8% for the nine months ended September 30, 2004 compared to the same period in 2003. The increase is a result of a larger base of average earning assets of approximately 4.2% in the first nine months of 2004 compared to the same period in 2003.

      Total interest income for the nine months ended September 30, 2004 was $15,283,161 compared to $15,416,059 for the same period in 2003. Total interest income decreased $132,898, or 0.9%. The decrease can be attributed to the overall lower interest rate environment that currently exists.

      Total interest expense for the nine months ended September 30, 2004 when compared to the same nine-month period ended September 30, 2003, decreased 5.1%, or $303,342. The Company has experienced a decrease in interest expense due the effect of a lower interest rate environment on deposit products over the past year.

PROVISION FOR LOAN LOSSES

      The total provision for loan losses was $498,500 for the nine months ended September 30, 2004 compared to $414,000 for the same period in 2003. Management increased the loan loss provision in 2004 due to a growth the Company's loan portfolio and a slight increase in loan charge-offs at COMMUNITY. Management believes that all known and inherent losses in the loan portfolio have been provided for.

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

NONINTEREST INCOME

      Total noninterest income is made up of bank related fees and service charges, earnings on bank owned life insurance, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income excluding net realized gains on sales of securities for the nine months ended September 30, 2004 was $1,636,465 compared to $1,741,021 for the same nine months period ended September 30, 2003, a decrease of 6.4%. Gains related to the Company's secondary market real estate loan program decreased approximately $134,000 from the same period in 2003. In addition, the Company's security portfolio generated approximately $73,000 in security gains for the nine months ended September 30, 2004, compared to $336,000 for the same period in 2003. Primarily, management made the decision to sell these securities based on the likelihood of the securities being called. These securities had coupons that were higher than the current market rates and so made it advantageous to sell the securities before they were called. Other income decreased by approximately $127,000, or 16.7% due primarily to a $18,000 decrease in earnings on bank owned life insurance in 2004 and reduced fees income related to the secondary market program of $45,000.

NONINTEREST EXPENSE

      Noninterest expense for the nine months ended September 30, 2004 decreased approximately $393,000 or 4.9% from the nine months ended September 30, 2003. Salary and benefit expense decreased approximately $115,000, or 2.9% for the nine months ended September 30, 2004, due primarily to decreased staffing levels at both CITIZENS and COMMUNITY. Occupancy expense decreased approximately $168,000 or 14.1% for the nine months ended September 30, 2004, as compared to the same period in 2003. Occupancy decreased due to capital expenditures, mainly consisting of technology enhancements, becoming fully depreciated in the first quarter of 2004. Professional fees decreased $29,900 or 9.6% for the nine-months ended September 30, 2004 as compared to the same period in 2003.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET INCOME

      Basic and diluted earnings per share for the three months ended September 30, 2004 were $0.26, compared with $0.25 for the three months ended September 30, 2003 an increase of 4.0%. Net income increased 0.7% for the three months ended September 30, 2004, compared to the same period in 2003.

NET INTEREST INCOME

      Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 3.2% for the three months ended September 30, 2004, compared to the same period in 2003. The impact of the lower net interest margin was offset by a larger base of average earning assets in the three months ended September 30, 2004, compared to the same period in 2003.

      Total interest income for the three months ended September 30, 2004 was approximately $5,159,000, compared to $5,121,000 for the same period in 2003, an increase of approximately $38,000,

                              UNITED BANCORP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

or 0.74%. The increase can be attributed to the recent increase in the overall interest rate environment that began in the third quarter of 2004.

      Total interest expense for the three months ended September 30, 2004 when compared to the same three-month period ended September 30, 2003, reflected a decline of 3.4%, or approximately $65,000. The Company has experienced a decrease in interest expense due to the effect of a lower interest rate environment on deposit products over the past year. The mix of deposits has shifted slightly from the traditionally higher costing certificates of deposit to lower cost deposits such as demand and savings accounts from 2003 to 2004. The Company has also utilized its credit lines from the FHLB and other correspondent bank to balance out their liquidity needs.

PROVISION FOR LOAN LOSSES

      The total provision for loan losses was $159,500 for the three months ended September 30, 2004 compared to $114,000 for the same period in 2003. Management increased the loan loss provision in 2004 due to a growth the Company's loan portfolio and a slight increase in loan charge-offs at COMMUNITY. Management believes that all known and inherent losses in the loan portfolio have been provided for.

NONINTEREST INCOME

      Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, earnings on bank owned life insurance, ATM income, early redemption penalties for certificates of deposits, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income excluding net realized gains/(losses) on sales of securities for the three months ended September 30, 2004 was approximately $548,000 compared to approximately $598,000 for the same three-month period ended September 30, 2003. For the three months ended September 30, 2004, compared to the same period in 2003, noninterest income decreased approximately 8.4% or $50,000. Gains related to the Company's secondary market real estate loan program decreased approximately $68,000 from the same period in 2003. In addition, the Company's security portfolio incurred a loss of approximately $23,000 for the three months ended September 30, 2004, compared to a gain of $54,000 for the same period in 2003, for a net decrease of $77,000. Other income for the three months ended September 30, 2004 decreased by approximately $29,000, from the comparable 2003 quarter.

NONINTEREST EXPENSE

      Noninterest expense for the three months ended September 30, 2004 decreased approximately $116,000 over the three months ended September 30, 2003. The majority of this decrease was a result of a decrease in salaries and employee benefits of approximately $52,000, advertising of $26,000 and occupancy expense of $65,000. Occupancy decreased due to capital expenditures mainly technology enhancements, becoming fully depreciated in the first quarter of 2004.

CAPITAL RESOURCES

      Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 2004, totaled $33,531,093 compared to $32,514,459 at December 31, 2003, a 3.1% increase. Total shareholders' equity in relation to total assets was 8.71% at September 30, 2004 and 8.43% at December 31, 2003.

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

      The minimum requirements are:

                            TOTAL          TIER 1        TIER 1
                         CAPITAL TO      CAPITAL TO    CAPITAL TO
                        RISK-WEIGHTED  RISK-WEIGHTED    AVERAGE
                           ASSETS          ASSETS        ASSETS
                        -------------  -------------   ----------
Well capitalized            10.00%         6.00%          5.00%
Adequately capitalized       8.00%         4.00%          4.00%
Undercapitalized             6.00%         3.00%          3.00%

      The following table illustrates the Company's consolidated regulatory capital ratios at September 30, 2004:

                                     SEPTEMBER 30,
         (IN THOUSANDS)                  2004
                                   ----------------
Tier 1 capital                     $         33,644
Total risk-based capital           $         36,654
Risk-weighted assets               $        236,879
Average total assets               $        385,819

Total risk-based capital ratio                15.46%
Tier 1 risk-based capital ratio               14.20%
Tier 1 capital to average assets               8.72%

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

      For the nine months ended September 30, 2004, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents decreased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

                (Dollars in Thousands)                                       (Dollars in Thousands)
--------------------------------------------------------     --------------------------------------------------------
        NET PORTFOLIO VALUE-SEPTEMBER 30, 2004                        NET PORTFOLIO VALUE-DECEMBER 31, 2003
CHANGE IN RATES   $ AMOUNT      $ CHANGE        % CHANGE     CHANGE IN RATES    $ AMOUNT         $ CHANGE    % CHANGE
                  --------------------------------------                        -------------------------------------
Up 200            $ 46,890      $   (989)         -2.07%        Up 200          $ 25,958         $ (7,719)    -22.92%

Up 100            $ 48,087      $    208           0.43%        Up 100          $ 30,501         $ (3,176)     -9.43%

Base              $ 47,879                                      Base            $ 33,677

Down 100          $ 43,022      $ (4,857)        -10.14%        Down 100        $ 31,198         $ (2,479)     -7.36%

Down 200          $ 37,727      $(10,152)        -21.20%        Down 200        $ 30,943         $ (2,734)     -8.12%

                              UNITED BANCORP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

      The projected volatility of the net present value at both September 30, 2004 and December 31, 2003 fall within the general guidelines established by the Board of Directors. The NPV table shows that in a falling interest rate environment, the NPV would decrease between 10.14% and 21.20% given a 100 and 200 basis point decline in rates. In management's view there is a low probability that interest rates would decrease another 100 to 200 basis points. Given an upward change in interest rates the Company's NPV would increase .43% with a 100 basis point interest rate increase. In a 200 basis point rate increase, the Company's NPV would decrease 2.07%. This decrease is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities decrease. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to incur any losses.

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

                              UNITED BANCORP, INC.
                            CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      United Bancorp and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                       (c)
                                                      TOTAL              (d)
                                                    NUMBER OF          MAXIMUM
                                                    SHARES (OR        NUMBER (OR
                                                      UNITS)          APPROXIMATE
                     (a)                           PURCHASED AS     DOLLAR VALUE) OF
                    TOTAL              (b)           PART OF       SHARES (OR UNITS)
                  NUMBER OF          AVERAGE         PUBLICLY       THAT MAY YET BE
                  SHARES (OR       PRICE PAID       ANNOUNCED       PURCHASED UNDER
                    UNITS)        PER SHARE (OR      PLANS OR        THE PLANS OR
  PERIOD          PURCHASED           UNIT)          PROGRAMS          PROGRAMS
  ------         ------------     -------------    ------------    -----------------
 MONTH #1
7/1/2004 TO            0                     0          0             148,120
7/31/2004

 MONTH #2
8/1/2004 TO      1,746 SHARES           $14.29          0             148,120
8/31/2004             (1)

 MONTH #3
9/1/2004 TO           0                      0          0             148,120
9/30/2004

  TOTAL          1,746 SHARES           $14.29          0             148,120

(1) These shares were acquired on the open market on behalf of the Company's Directors' Deferred Compensation Plan and are held in a rabbi trust for the benefit of Plan participants

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

                              UNITED BANCORP, INC.
                               OTHER INFORMATION

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

            3.2 Amended Code of Regulations of United Bancorp, Inc. Incorporated by reference to Appendix C to the registrant's Definitive Proxy statement filed with the Securities and Exchange Commission on March 14, 2001.

            4.0 Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

           31.1    Rule 13a-14(e) Certification - Principal Executive Officer

           31.2    Rule 13a-14(a) Certification - Principal Financial Officer

           32.1 Certification pursuant to 18 U.S.C. Section 1350, As Enacted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

           32.2 Certification pursuant to 18 U.S.C. Section 1350, As Enacted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

      (b) The Company filed two reports on SEC Form 8-K during the period covered by this report. The reports were on July 22, 2004 announcing the financial results for the second quarter ended June 30, 2004, and August 31, 2004 announcing a regular dividend payment

                              UNITED BANCORP, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   November 12, 2004                      By: /s/ James W. Everson
-----------------------------                 ----------------------------------
     Date                                     James W. Everson
                                              Chairman, President & Chief
                                              Executive Officer

  November 12, 2004                       By: /s/ Randall M. Greenwood
-----------------------------                 ----------------------------------
    Date                                      Randall M. Greenwood
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  3.1            Amended Articles of Incorporation of United Bancorp, Inc.
                 Incorporated by reference to Appendix B to the registrant's
                 Definitive Proxy Statement filed with the Securities and Exchange
                 Commission on March 14, 2001.

  3.2 Amended Code of Regulations of United Bancorp, Inc. Incorporated by reference to Appendix C to the registrant's Definitive Proxy statement filed with the Securities and Exchange Commission on March 14, 2001.

  4.0            Instruments Defining the Rights of Security Holders (See Exhibits
                 3.1 and 3.2)

 31.1            Rule 13a-14(e) Certification - Principal Executive Officer

 31.2            Rule 13a-14(a) Certification - Principal Financial Officer

 32.1            Certification pursuant to 18 U.S.C. Section 1350, As Enacted
                 Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

 32.2            Certification pursuant to 18 U.S.C. Section 1350, As Enacted
                 Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.