Form 10-K
period 2004-12-31
UNITED BANCORP INC /OH/
filed 2005-03-31
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (740) 633-0445

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      NONE                                                N/A
      ----                                                ---
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).
YES [ ]   NO [X]

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2004 WAS $46,327,776.

REGISTRANT HAD 3,780,976 COMMON SHARES OUTSTANDING AS OF MARCH 5, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 20, 2005 ARE INCORPORATED BY REFERENCE INTO PART III.

PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2004 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II.

PART I

ITEM 1 BUSINESS

            BUSINESS

            United Bancorp, Inc. (Company) is a financial holding company headquartered in Martins Ferry, Ohio. The Company has two wholly owned subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS) and The Community Bank, Lancaster, Ohio (COMMUNITY), collectively "Banks".

            The Banks are located in northeastern, eastern, southeastern and south central Ohio and are engaged in the business of commercial and retail banking in Belmont, Harrison, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches located in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business through its seven offices in Amesville, Glouster, Lancaster, and Nelsonsville, Ohio. COMMUNITY offers full service brokerage service provided through UVEST(R) member NASD/SIPC.

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

            The Company is regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that did not opt out by January 1, 1997.

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

            On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services, which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards. The Company has elected to be a financial holding company.

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

            A substantial portion of the United Bancorp's cash revenues is derived from dividends paid by its subsidiary banks. The subsidiary banks' ability to pay dividends is subject to various legal and regulatory constraints.

            The Company's banking subsidiaries are subject to primary supervision, regulation and examination by the Ohio Department of Financial Institutions and the Federal Deposit Insurance Corporation
            (FDIC).

            Federal regulators adopted risk-based capital guidelines and leverage standards for banks and holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note L to the audited consolidated financial statements of United Bancorp, Inc., captioned "Regulatory Capital."

            The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of, or any FDIC-assisted transaction involving an affiliated insured bank or savings association.

            Noncompliance with laws and regulations by financial holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of material noncompliance with laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of United Bancorp, Inc. and its subsidiary banks have not disclosed any material instances of noncompliance.

            The earnings and growth of United Bancorp are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board's policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of United Bancorp and its subsidiary banks cannot be predicted.

            The Banks have no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

            EMPLOYEES

            The Company itself, as a holding company, has no compensated employees. CITIZENS has 81 full time employees, with 19 of these serving in a management capacity and 35 part time employees. COMMUNITY has 32 full time employees, with 7 serving in a management capacity and 18 part time employees. The Company considers employee relations to be good at all subsidiary locations.

            INDUSTRY SEGMENTS

            United Bancorp and its subsidiaries are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp's business.

            United Bancorp's internet website is www.unitedbancorp.com.

      I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

            Refer to Management's Discussion and Analysis "Average Balances, Net Interest Income and Yields Earned and Rates Paid" set forth at page 25 of our 2004 Annual Report, which is incorporated by reference.

      II INVESTMENT PORTFOLIO

      A Securities available for sale at year-end 2004 decreased $3,002,000, or 2.1% over 2003, while securities held to maturity increased $647,000, or 4.2%. In our planning process, management's prediction for 2004 was for a steady to slightly rising interest rate environment. In the first half of 2004, interest rates actually decreased to a level that caused a high volume of investment securities to be called. Management reinvested the funds into the Company's loan portfolio and a portion back into investment securities over the course of 2004.

The following table sets forth the carrying amount of securities at December 31, 2004, 2003 and 2002:

                                               DECEMBER 31,
                                        ----------------------------
           (In thousands)                  2004     2003      2002
                                        --------  --------  --------
AVAILABLE FOR SALE (AT MARKET)
  U.S. Govt. and agency obligations     $ 74,192  $ 81,298  $ 93,263
  Mortgage-backed securities              42,706    35,872    14,075
  Collaterallized mortgage obligations     4,782     2,982       999
  State and municipal obligations         16,118    20,642    20,714
  Other securities                            18        24        21
                                        --------  --------  --------
                                        $137,816  $140,818  $129,072
                                        ========  ========  ========

HELD TO MATURITY (AT COST)

  State and municipal obligations       $ 14,948  $ 15,594  $ 12,926
                                        ========  ========  ========

      B  Contractual maturities of securities at year-end 2004 were as follows:

                                                                    AVERAGE
                                      AMORTIZED     ESTIMATED    TAX EQUIVALENT
      AVAILABLE FOR SALE                COST        FAIR VALUE       YIELD
                                     ------------  ------------  --------------
US AGENCY OBLIGATIONS
     1 - 5 Years                     $  1,499,781  $  1,496,595      3.73%
     5 - 10 Years                      25,878,340    25,870,073      4.55%
     Over 10 Years                     47,466,697    46,825,015      5.32%
                                     ------------  ------------      ----
          Total                        74,844,818    74,191,683      5.02%
                                     ------------  ------------      ----

MORTGAGE-BACKED SECURITIES
     1 - 5 Years                          861,804       860,044      3.62%
     5 - 10 Years                      11,477,285    11,389,315      3.79%
     Over 10 Years                     30,639,319    30,456,975      4.24%
                                     ------------  ------------      ----
                                       42,978,408    42,706,334      4.22%
                                     ------------  ------------      ----

COLLATERIZED MORTGAGE OBLIGATION
     1 - 5 Years                          490,709       488,929      3.93%
     5 - 10 Years                         321,170       319,890      3.86%
    Over 10 Years                       4,004,588     3,973,360      2.97%
                                     ------------  ------------      ----
                                        4,816,467     4,782,179      3.13%
                                     ------------  ------------      ----

STATE AND MUNICIPAL OBLIGATIONS
     Under 1 Year                         472,245       473,986      4.93%
     1 - 5 Years                          730,750       774,423      6.89%
     5 - 10 Years                       6,443,682     6,506,911      8.05%
     Over 10 Years                      8,488,748     8,362,713      5.40%
                                     ------------  ------------      ----
          Total                        16,135,425    16,118,033      5.63%
                                     ------------  ------------      ----

OTHER SECURITIES
     Equity securities                      4,000        18,100      0.00%
                                     ------------  ------------      ----
TOTAL SECURITIES AVAILABLE FOR SALE  $138,779,118  $137,816,329      5.80%
                                     ============  ============      ====
  HELD TO MATURITY

STATE AND MUNICIPAL OBLIGATIONS
     Under 1 Year                    $    710,272  $    722,415      7.62%
     1 - 5 Years                        2,440,849     2,571,536      7.20%
     5 - 10 Years                       4,671,363     4,916,720      6.78%
     Over 10 Years                      7,125,036     7,264,334      6.70%
                                     ------------  ------------      ----

TOTAL SECURITIES HELD TO MATURITY    $ 14,947,520  $ 15,475,005      6.85%
                                     ============  ============      ====

      C Excluding holdings of U.S. Agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2004.

      III LOAN PORTFOLIO

            A  TYPES OF LOANS

               The amounts of gross loans outstanding at December 31, 2004, 2003, 2002, 2001 and 2000 are shown in the following table according to types of loans:

                                                 DECEMBER 31,
                               ------------------------------------------------
                                 2004      2003      2002      2001      2000
                               --------  --------  --------  --------  --------
         (In thousands)
Commercial loans               $ 35,309  $ 28,049  $ 21,060  $ 21,502  $ 20,415
Commercial real estate loans     83,103    68,902    69,287    61,963    64,812
Residential real estate loans    55,062    52,237    52,535    54,153    55,931
Installment loans                41,973    49,421    45,006    45,722    55,339
                               --------  --------  --------  --------  --------
  Total loans                  $215,447  $198,609  $187,888  $183,340  $196,497
                               ========  ========  ========  ========  ========

               Construction loans were not significant for the periods discussed.

            B  MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
               RATES

                      The following is a schedule of commercial and commercial real estate loans at December 31, 2004 maturing within the various time frames indicated:

                              ONE YEAR  ONE THROUGH    AFTER
       (In thousands)         OR LESS   FIVE YEARS   FIVE YEARS   TOTAL
                              --------  -----------  ----------  --------
Commercial loans              $ 17,116  $     7,965  $   10,228  $ 35,309
Commercial real estate loans    38,948       37,629       6,526    83,103
  Total                       $ 56,064  $    45,594  $   16,754  $118,412

               The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31, 2004 due to mature after one year:

         (In thousands)       FIXED RATE  VARIABLE RATE  TOTAL > ONE YEAR
                              ----------  -------------  ----------------
Commercial loans              $    8,301  $       9,892  $         18,193
Commercial real estate loans       5,770         38,385            44,155
                              ----------  -------------  ----------------
  Total                       $   14,071  $      48,277  $         62,348
                              ==========  =============  ================

               Variable rate loans are those loans with floating or adjustable interest rates.

            C  RISK ELEMENTS

               1. NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

               The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2004, 2003 and 2002:

                                  DECEMBER 31,
------------------------------------------------------------------
               (In thousands)                2004    2003    2002
                                            ------  ------  ------
Nonaccrual basis (1)                        $1,106  $  101  $  685
Accruing loans 90 days or greater past due     500     655      85
Impaired loans (2)                               -       -       -

               (1) There were no restructured loans at any of the dates indicated above.

               (2) Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not considered material during any of the periods presented.

               The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $29,809, $907 and $ 6,270 for the years ended December 31, 2004, 2003 and 2002

               Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

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

               2. POTENTIAL PROBLEM LOANS

               The Company had no potential problem loans as of December 31, 2004 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

               3. LOAN CONCENTRATIONS

               Refer to Page 54, Note K of Notes to Consolidated Financial Statements set forth in our 2004 Annual Report, which is incorporated herein by reference.

      IV SUMMARY OF LOAN LOSS EXPERIENCE

            For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer Pages 18 and 19 of the "Management Discussion and Analysis" and Notes to Consolidated Financial Statements set forth in our 2004 Annual Report, which is incorporated herein by reference.

      A     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

            The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2004, 2003, 2002, 2001 and 2000:

        (In thousands)          2004      2003      2002      2001      2000
                              --------  --------  --------  --------  --------
LOANS
Loans outstanding             $215,447  $198,608  $187,888  $183,340  $196,497
Average loans outstanding     $208,658  $192,725  $184,131  $187,995  $190,386

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year  $  2,843  $  2,971  $  2,879  $  2,790  $  3,110
Loan charge-offs:
     Commercial                     58       250       135       268       125
     Commercial real estate          -        79        45         -        79
     Residential real estate        16        28        84        67       275
     Installment                   645       459       507       728       716
                              --------  --------  --------  --------  --------
Total loan charge-offs             719       816       771     1,063     1,195
                              --------  --------  --------  --------  --------

Loan recoveries
     Commercial                      4         3        17        27         2
     Commercial real estate          -         -         -         -        28
     Residential real estate         7         3         1        10         4
     Installment                   242       142       215       335       254
                              --------  --------  --------  --------  --------
Total loan recoveries              253       148       233       372       288
                              --------  --------  --------  --------  --------

Net loan charge-offs               466       668       538       691       907

Provision for loan losses          618       540       630       780       587
                              --------  --------  --------  --------  --------

Balance at end of year        $  2,995  $  2,843  $  2,971  $  2,879  $  2,790
                              ========  ========  ========  ========  ========

Ratio of net charge-offs to
average

      B     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

            The following table allocates the allowance for possible loan losses at December 31, 2004, 2003, 2002, 2001 and 2000. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Banks' service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

                                     2004
                             ---------------------
                                        % OF LOANS
                             ALLOWANCE   TO TOTAL
      (In thousands)          AMOUNT      LOANS
                             ---------  ----------
Loan type
    Commercial               $     530     16.39%
    Commercial real estate       1,136     38.57%
    Residential real estate        313     25.56%
    Installment                    532     19.48%
    Unallocated                    484       N/A
                             ---------    ------
     Total                   $   2,995    100.00%
                             =========    ======

                                     2003
                             ---------------------
                                        % OF LOANS
                             ALLOWANCE   TO TOTAL
      (In thousands)          AMOUNT      LOANS
                             ---------  ----------
Loan type
    Commercial               $     452     14.13%
    Commercial real estate       1,005     34.69%
    Residential real estate        387     26.30%
    Installment                    982     24.88%
    Unallocated                     17       N/A
                             ---------    ------
     Total                   $   2,843    100.00%
                             =========    ======

                                     2002
                             ---------------------
                                        % OF LOANS
                             ALLOWANCE   TO TOTAL
      (In thousands)          AMOUNT      LOANS
                             ---------  ----------
Loan type
    Commercial               $     361     11.21%
    Commercial real estate         965     36.88%
    Residential real estate        403     27.96%
    Installment                    879     23.95%
    Unallocated                    363       N/A
                             ---------    ------
     Total                   $   2,971    100.00%
                             =========    ======

                                     2001
                             ---------------------
                                        % OF LOANS
                             ALLOWANCE   TO TOTAL
      (In thousands)          AMOUNT      LOANS
                             ---------  ----------
Loan type
    Commercial               $     325     11.73%
    Commercial real estate         872     33.80%
    Residential real estate        381     29.54%
    Installment                    613     24.93%
    Unallocated                    688       N/A
                             ---------    ------
     Total                   $   2,879    100.00%
                             =========    ======

                                     2000
                             ---------------------
                                        % OF LOANS
                             ALLOWANCE   TO TOTAL
      (In thousands)          AMOUNT      LOANS
                             ---------  ----------
Loan type
    Commercial               $     263     10.39%
    Commercial real estate         835     32.98%
    Residential real estate        461     28.46%
    Installment                    781     28.17%
    Unallocated                    450       N/A
                             ---------    ------
     Total                   $   2,790    100.00%
                             =========    ======

      V     DEPOSITS

      A     SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

                  Refer to Management's Discussion and Analysis and Results of Operations "Average Balances, Net Interest Income and Yields Earned and Rates Paid" set forth in our 2004 Annual Report and incorporated herein by reference.

      B     MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

            Refer to Note E of Notes to Consolidated Financial Statements set forth in our 2004 Annual Report and incorporated herein by reference.

      VI    RETURN ON EQUITY AND ASSETS

            Our dividend payout ratio and equity to assets ratio:

                            DECEMBER 31,
                        2004   2003    2002
                        ----   ----    ----
Dividend Payout Ratio  56.47%  45.74%  50.00%
Equity to Assets        8.26%   8.43%   8.89%

            For other ratios refer to the inside front cover of our 2004 Annual Report to Shareholders, incorporated herein by reference.

      VII   SHORT-TERM BORROWINGS

      Information concerning securities sold under agreements to repurchase is summarized as follows:

                  (In thousands)                  2004      2003      2002
Balance at December 31,                         $12,612   $ 5,485   $ 7,010
Weighted average interest rate at December 31,     0.92%     0.80%     0.91%
Average daily balance during the year           $ 9,013   $ 8,766   $ 8,567
Average interest rate during the year              0.96%     0.83%     1.14%
Maximum month-end balance during the year       $12,632   $13,980   $11,659

      Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices.

      Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

                (In thousands)                   2004       2003      2002
                                                -------   -------   ---------
Balance at December 31,                         $32,500   $15,283   $       -
Weighted average interest rate at December 31,     2.42%     1.11%       0.00%
Average daily balance during the year           $29,466   $ 7,103   $   1,722
Average interest rate during the year              1.90%     1.45%       1.83%
Maximum month-end balance during the year       $36,895   $15,283   $   6,799

      No other individual component of the borrowed funds total comprised more than 30% of shareholders' equity and accordingly is not disclosed in detail.

            SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

            Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

                             Executive Officers Positions held with Company;
Name                    Age  Business Experience
----------------------  ---  -----------------------------------------------------
James W. Everson        66   Chairman, President and Chief Executive Officer

Alan M.  Hooker         53   Executive Vice President - Administration

Scott Everson           37   Senior Vice President and Chief Operating Officer

Randall M. Greenwood    41   Senior Vice  President and Chief  Financial  Officer,
                             Treasurer

James A. Lodes          58   Vice President - Lending

Norman F. Assenza, Jr.  58   Vice President - Operations and Secretary

Michael A. Lloyd        36   Vice President - Information Systems

            Each individual has held the position noted during the past five years, except for the following:

            Scott A. Everson served as President and Chief Operating Officer from April 2002 to November 2004 and Senior Vice President, Operations and Retail Banking, of The Citizens Savings Bank from May 1999 to April 2002. Prior to that he served Assistant Vice President/Branch Manager Bridgeport Office from 1997 to May 1999. In addition, he is currently President and Chief Executive Office and a Director of The Citizens Savings Bank. He has held this position since November 2004.

            Michael A. Lloyd served as Senior Vice President Management Information Systems from October 1999 to April 2002 of the Citizens Savings Bank and prior to that he served as Vice President Management Information Systems from April 1999 to October 1999. He served as Data Processing Manager from 1994 to April 1999 for The Citizens Savings Bank.

            Each of these Executive Officers are serving at-will in their current positions. The Officers have held the positions for the following time periods: James W. Everson, 22 years, Alan M. Hooker, 6 years, Norman F. Assenza, Jr., 22 years, James A. Lodes, 9 years, and Randall M. Greenwood, 7 years.

ITEM 2 PROPERTIES

      The Company owns and operates its Main Office in Martins Ferry, Ohio and the following offices:

Location                          Location
Bridgeport, Ohio         Owned    Sherrodsville, Ohio   Owned
Colerain, Ohio           Owned    Glouster, Ohio        Owned
Jewett, Ohio             Owned    Glouster, Ohio        Owned
St. Clairsville, Ohio    Leased   Amesville, Ohio       Owned
Dover, Ohio              Owned    Nelsonville, Ohio     Owned
Dellroy, Ohio            Owned    Lancaster, Ohio       Owned
New Philadelphia, Ohio   Owned    Lancaster, Ohio       Owned
Strasburg, Ohio          Owned    Lancaster, Ohio       Owned

      Management believes the properties described above to be in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured.

ITEM 3      LEGAL PROCEEDINGS

            There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries is a party or to which any of its property is subject.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to shareholders for a vote during the fourth quarter of 2004.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

            Refer to Page 7, "Shareholder Information" of the 2004 Annual Report To Shareholders and refer to Page 55, Note N of the 2004 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

ITEM 6      SELECTED CONSOLIDATED FINANCIAL DATA

            Refer to inside front cover, "Decade of Progress" of the 2004 Annual Report To Shareholders, which is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Refer to Pages 14-28, "Management's Discussion and Analysis" of the 2004 Annual Report To Shareholders.

            CRITICAL ACCOUNTING POLICY

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

            The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical losses, estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgement is a review of each bank's trend in delinquencies and loan losses, and economic factors.

            The allowance for loan loss is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgement about the credit quality of the loan portfolio. While the Company strives to reflect all known risk factors in its evaluation, judgement errors may occur.

The following table sets forth the Company's contractual obligations at December 31, 2004:

                                                       PAYMENT DUE BY PERIOD
                                                LESS THAN                              MORE THAN
CONTRACTUAL OBLIGATIONS              TOTAL       1 YEAR      1-3 YEARS    3-5 YEARS     5 YEARS
Long term debt obligations        $46,680,311  $34,640,410  $ 7,844,632  $ 1,244,731  $ 2,950,538

Operating lease obligations            39,452       18,000       21,452            -            -

Securities sold under agreements
  to repurchase                    12,612,270   12,612,270            -            -            -

Federal funds purchased             3,180,000    3,180,000            -            -            -

Other borrowed funds                  399,283      399,283            -            -            -

Loan and standby letters
  of credit commitments            28,936,689   28,936,689            -            -            -
                                  -----------  -----------  -----------  -----------  -----------

Total                             $91,848,005  $79,786,652  $ 7,866,084  $ 1,244,731  $ 2,950,538
                                  ===========  ===========  ===========  ===========  ===========

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Refer to Page 21-23 "Asset/Liability Management and Sensitivity to Market Risks" of the 2004 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Refer to Page 29-58 of the 2004 Annual Report To Shareholders, which is incorporated herein by reference.

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

            Not applicable.

ITEM 9A     CONTROLS AND PROCEDURES

            The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B     OTHER INFORMATION

            None.

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information concerning executive officers of the Company is set forth in Part I, "Supplemental Item - Executive Officers of Registrant." Other information responding to this Item 10 is included in the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated by reference under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", on pages 6 through 10 and page 17, respectively. Information concerning The Audit Committee Financial Expert is included in the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Committees of the Board - Audit Committee", pages 8 through 9 and is incorporated herein by reference.

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

ITEM 11     EXECUTIVE COMPENSATION

            The information required by this item is incorporated by reference from the captions titled "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" on pages 10 through 14 and pages 15 and 16 respectively, of the Registrant's Proxy Statement for 2005 Annual Meeting of Shareholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

            The information contained on pages 2 through 3 of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders relating to "Ownership of Voting Shares" is incorporated herein by reference.

            The following table is a disclosure of securities authorized for issuance under equity compensation plans:

                                       EQUITY COMPENSATION PLAN INFORMATION
                                                                                    NUMBER OF SECURITIES
                                                                                 REMAINING AVAILABLE FOR
                       NUMBER OF SECURITIES TO BE  WEIGHTED-AVERAGE EXERCISE  FUTURE ISSUANCE UNDER EQUITY
                         ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING          COMPENSATION PLANS
                          OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                           WARRANTS AND RIGHTS              RIGHTS               REFLECTED IN COLUMN (A))
                       --------------------------  -------------------------  ----------------------------
 EQUITY COMPENSATION
 PLANS APPROVED BY
  SECURITY HOLDERS              106,845                     $9.57                           0

EQUITY COMPENSATION
PLANS NOT APPROVED BY
  SECURITY HOLDERS

        TOTAL                   106,845                     $9.57                           0

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is incorporated by reference from the caption titled "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Certain Transactions" on pages 15 and 16 of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this item is incorporated by reference from the caption titled "Principal Accounting Firm Fees" on page 10 of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15     EXHIBITS AND FINANCIAL STATEMENTS/SCHEDULES

            (a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated January 14, 2005, appear on pages 29 through 58 of the United Bancorp, Inc. 2004 Annual Report and are incorporated herein by reference.

                  1.    Financial Statements

                        Consolidated Statements of Financial Condition December 31, 2004 and 2003

                        Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002

                        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

                        Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 203 and 2002

                        Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

                        Report of Independent Registered Public Accounting Firm

                  2.    Financial Statement Schedules

                        Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

                  3.    Exhibits required by Item 601 Regulation S-K

                        Reference is made to the Exhibit Index of this Form
                        10-K.

            (b)   Exhibits required by Item 601 Regulation S-K

            (c)   See Item 15(a) (3) above.

                               UNITED BANCORP INC.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By: /s/James W. Everson                                        March 29, 2004
    -------------------------------------------------
    James W. Everson, Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/James W. Everson                                        March 29, 2004
    -------------------------------------------------
    James W. Everson, Chairman, President & CEO

By: /s/Randall M. Greenwood                                    March 29, 2004
    -------------------------------------------------
    Randall M. Greenwood, Senior Vice President & CFO

By: /s/Michael J. Arciello                                     March 29, 2004
    -------------------------------------------------
             Michael J. Arciello, Director

By: /s/Terry A. McGhee                                         March 29, 2004
    -------------------------------------------------
    Terry A. McGhee, Director

By: /s/John M. Hoopingarner                                    March 29, 2004
    -------------------------------------------------
    John M. Hoopingarner, Director

By: /s/Richard L. Riesbeck                                     March 29, 2004
    -------------------------------------------------
    Richard L. Riesbeck, Director

By: /s/L.E. Richardson, Jr.                                    March 29, 2004
    -------------------------------------------------
    L.E. Richardson, Jr. , Director

By: /s/Matthew C. Thomas                                       March 29, 2004
    -------------------------------------------------
    Matthew C. Thomas, Director

EXHIBIT INDEX

Exhibit Number    Exhibit Description
      3.1         Amended Articles of Incorporation (1)

      3.2         Amended Code of Regulations (2)

      10.1        James W. Everson Change in Control Agreement (3)

      10.2        Randall M. Greenwood Change in Control agreement (3)

      10.3        Alan M. Hooker Change in Control Agreement (3)

      10.4        Scott A. Everson Change in Control Agreement (3)

      10.5        Norman F. Assenza Change in Control Agreement (3)

      10.6        James A. Lodes Change in Control Agreement (3)

      10.7        Michael A. Lloyd Change in Control Agreement (3)

      10.8        United Bancorp, Inc. and Subsidiaries Director Supplemental
                  Life Insurance Plan, covering Messrs. Hoopingarner, McGehee,
                  Riesbeck and Thomas. (5)

      10.9        United Bancorp, Inc. and Subsidiaries Senior Executive
                  Supplemental Life Insurance Plan, covering James W. Everson,
                  Alan M. Hooker, Scott A. Everson, Randall M. Greenwood, Norman
                  F. Assenza, Michael A. Lloyd and James A. Lodes. (5)

      10.10       United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks
                  Directors Deferred Compensation Plan. (5)

      10.11       United Bancorp, Inc. Stock Option Plan (4)

      13          2004 Annual Report

      21          Subsidiaries of the Registrant (5)

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

(5) Incorporated by reference to the registrant's 10-K filed with the Securities and Exchange Commission on March 29, 2004.