Form 10-Q
period 2005-03-31
UNITED BANCORP INC /OH/
filed 2005-05-13
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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

      COMMON STOCK, $1.00 PAR VALUE 3,801,012 SHARES AS OF APRIL 30, 2005

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PART I
FINANCIAL INFORMATION

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2005             2004
                                                                               (Unaudited)
                                  ASSETS

Cash and due from financial institutions                                      $   7,928,891    $   7,580,576

Securities available for sale - at market                                       129,577,905      137,816,329
Securities held to maturity - estimated fair value of
  $17,240,602 at March 31, 2005 and $15,475,005 at December 31, 2004             16,851,638       14,947,520
Federal Home Loan Bank stock - at cost                                            4,158,500        4,115,200
Total loans                                                                     218,677,565      215,446,870
Allowance for loan losses                                                        (2,994,302)      (2,995,422)
                                                                              -------------    -------------
          Loans - net                                                           215,683,263      212,451,448
Premises and equipment                                                            7,636,606        7,760,360
Accrued interest receivable                                                       2,449,017        2,253,212
Other real estate and repossessions                                                 888,207        1,014,207
Core deposit and other intangible assets                                             24,917           34,417
Bank owned life insurance                                                         7,848,718        7,517,548
Other assets                                                                      2,730,606        2,030,767
                                                                              -------------    -------------

          Total assets                                                        $ 395,778,268    $ 397,521,584
                                                                              =============    =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits
  Noninterest-bearing                                                         $  32,801,901    $  31,777,495
  Interest-bearing                                                               60,219,089       62,038,985
Savings deposits                                                                 45,620,294       45,143,133
Time deposits - under $100,000                                                  122,152,199      122,018,788
Time deposits - $100,000 and over                                                39,946,207       39,651,142
                                                                              -------------    -------------
          Total deposits                                                        300,739,690      300,629,543
Federal funds purchased                                                           8,005,000        3,180,000
Advances from the Federal Home Loan Bank                                         42,091,531       46,680,311
Securities sold under agreements to repurchase                                    8,110,478       12,612,270
Other borrowed funds                                                                295,738          399,283
Trade date security purchases                                                     3,615,000                -
Accrued expenses and other liabilities                                              964,517        1,196,066
                                                                              -------------    -------------
          Total liabilities                                                     363,821,954      364,697,473

Commitments                                                                               -                -

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                                      -                -
  Common stock - $1 par value; 10,000,000 shares authorized;
    4,160,379 at March 31, 2005 and 4,126,970 shares issued at
    December 31, 2004                                                             4,160,379        4,126,970
  Additional paid-in capital                                                     26,090,040       25,831,585
  Retained earnings                                                               7,339,175        7,021,185
  Stock held by deferred compensation plan; 66,350 shares
    at March 31, 2005 and 62,977 shares at December 31, 2004 - at cost             (772,990)        (752,437)
  Treasury stock - 293,017 at March 31, 2005 and 273,017 shares
    at December 31, 2004 - at cost                                               (3,052,851)      (2,767,751)
  Accumulated comprehensive loss, unrealized losses on
     securities designated as available for sale, net of tax                     (1,807,439)        (635,441)
                                                                              -------------    -------------
          Total shareholders' equity                                             31,956,314       32,824,111
                                                                              -------------    -------------

          Total liabilities and shareholders' equity                          $ 395,778,268    $ 397,521,584
                                                                              =============    =============

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

               For the three months ended March 31, 2005 and 2004

                                                                         2005                2004
                                                                                (Unaudited)
Interest and dividend income
  Loans, including fees                                               $3,533,736          $3,352,573
  Taxable securities                                                   1,327,139           1,274,210
  Non-taxable securities                                                 315,483             357,299
  Federal funds sold                                                       1,092               2,178
  Dividends on Federal Home Loan Bank stock and other                     45,234              41,189
                                                                      ----------          ----------
         Total interest and dividend income                            5,222,684           5,027,449

Interest expense
  Deposits
    Demand                                                               145,855             146,528
    Savings                                                               38,461              41,265
    Time                                                               1,380,907           1,451,503
  Borrowings                                                             409,130             242,798
                                                                      ----------          ----------
         Total interest expense                                        1,974,353           1,882,094
                                                                      ----------          ----------

         Net interest income                                           3,248,331           3,145,355

Provision for loan losses                                                144,000             139,500
                                                                      ----------          ----------

         Net interest income after provision for loan losses           3,104,331           3,005,855

Noninterest income
  Service charges on deposit accounts                                    314,376             305,314
  Gain on sales/calls of securities designated
     as available for sale                                                 2,566             110,558
  Gain on sale of loans                                                    6,478              11,516
  Other income                                                           243,020             223,115
                                                                      ----------          ----------
         Total noninterest income                                        566,440             650,503

Noninterest expense
  Salaries and employee benefits                                       1,365,290           1,313,822
  Occupancy and equipment                                                330,203             358,993
  Professional services                                                  102,021             107,600
  Insurance                                                               75,470              74,224
  Franchise and other taxes                                               98,739              97,323
  Advertising                                                             81,965              61,854
  Stationery and office supplies                                          65,607              54,945
  Amortization of intangibles                                              4,500               4,500
  Other expenses                                                         496,528             494,225
                                                                      ----------          ----------
         Total noninterest expense                                     2,620,322           2,567,486
                                                                      ----------          ----------

         Earnings before income taxes                                  1,050,449           1,088,872

Income tax expense                                                       229,500             232,900
                                                                      ----------          ----------

         Net Earnings                                                 $  820,949          $  855,972
                                                                      ==========          ==========

         EARNINGS PER COMMON SHARE
           Basic                                                      $     0.22          $     0.22
                                                                      ==========          ==========

           Diluted                                                    $     0.22          $     0.22
                                                                      ==========          ==========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          Three months ended March 31,

                                                                2005           2004
                                                                    (Unaudited)
Net earnings                                                 $   820,949    $   855,972

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $(602,884) and
    $425,446 in 2005 and 2004, respectively                   (1,170,304)       825,867

  Reclassification adjustment for realized gains
    included in earnings, net of taxes of $872, and
    $37,590 in 2005 and 2004, respectively                        (1,694)       (72,968)
                                                             -----------    -----------

Comprehensive income (loss)                                  $  (351,049)   $ 1,608,871
                                                             ===========    ===========

Accumulated comprehensive income (loss)                      $(1,807,439)   $   504,308
                                                             ===========    ===========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Unaudited

                                                                         TREASURY                 ACCUMULATED
                                                           ADDITIONAL   STOCK AND                COMPREHENSIVE     TOTAL
                                               COMMON       PAID-IN      DEFERRED     RETAINED       INCOME     SHAREHOLDERS'
                                                STOCK       CAPITAL    COMPENSATION   EARNINGS       (LOSS)        EQUITY

Balance at January 1, 2004                   $ 3,752,105  $25,712,990  $ (2,749,697) $6,047,652  $    (248,591) $  32,514,459

Net income                                             -            -             -     855,972              -        855,972
Cash dividends - $0.12 per share                       -            -             -    (458,251)             -       (458,251)
Shares purchased for deferred
  compensation plan                                    -       34,430       (34,430)          -              -              -
Purchases of treasury stock -
  shares at cost                                       -            -      (323,840)          -              -       (323,840)
Unrealized gain on securities designated
  as available for sale, net of tax                    -            -             -           -        752,899        752,899
                                             -----------  -----------  ------------  ----------  -------------  -------------

Balance at March 31, 2004 (unaudited)          3,752,105   25,747,420    (3,107,967)  6,445,373        504,308     33,341,239

Balance January 1, 2005                        4,126,970   25,831,585    (3,520,188)  7,021,185       (635,441)    32,824,111
Net income                                             -            -             -     820,949              -        820,949
Cash dividends - $0.13 per share                       -            -             -    (502,959)             -       (502,959)
Shares purchased for deferred
  compensation plan                                    -       27,894       (27,894)          -              -              -
Shares distributed from deferred
  compensation plan                                    -       (7,342)        7,342           -              -              -
Purchases of treasury stock -
  shares at cost                                       -            -      (285,101)          -              -       (285,101)
Stock options exercised - net                     27,346      154,840             -           -              -        182,186
Tax benefit on options exercised                       -      113,785             -           -              -        113,785
Proceeds from dividend reinvestment program        6,063       83,063             -           -              -         89,126
Unrealized losses on securities designated
  as available for sale, net of tax                    -            -             -           -     (1,171,998)    (1,171,998)
                                             -----------  -----------  ------------  ----------  -------------  -------------

Balance at March 31, 2005 (unaudited)        $ 4,160,379  $26,090,040  $ (3,825,841) $7,339,175  $  (1,807,439) $  31,956,314
                                             ===========  ===========  ============  ==========  =============  ============

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,

                                                                          2005                  2004
                                                                                 (Unaudited)
Cash flows from operating activities:
  Net income                                                         $      820,949        $      855,972
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                           181,537               213,359
    Provision for loan losses                                               144,000               139,500
    Federal Home Loan Bank stock dividend                                   (43,300)              (84,800)
    Net realized gains on sales or calls of securities                       (2,566)             (110,558)
    Amortization of securities, net                                         114,332               140,156
    Net realized gain on sale of loans                                       (6,478)              (11,516)
    Increase in value of bank owned life insurance                          (65,367)              (73,251)
    Amortization of mortgage servicing rights                                20,163                20,705
    Tax benefits related to exercise of stock options                       113,785                     -
    Net realized (gain) loss on sale of real estate owned                    (2,944)                9,578
    Net change in accrued interest receivable and other assets             (565,520)               21,804
    Net change in accrued expenses and other liabilities                     26,921             7,726,720
                                                                     --------------        --------------
         Net cash provided by operating activities                          735,512             8,847,669

Cash flows provided by investing activities:
  Securities available for sale:
    Sales                                                                 4,579,658            16,086,129
    Maturities, prepayments and calls                                    13,785,294            20,324,540
    Purchases                                                            (8,406,545)          (30,320,722)
  Securities held to maturity:
    Maturities, prepayments and calls                                        50,000               349,035
    Purchases                                                            (1,946,621)                    -
  Net change in loans                                                    (3,369,337)           (5,819,108)
  Proceeds from sale of real estate owned                                   128,944               109,706
  Purchase of bank owned life insurance                                    (265,803)                    -
  Purchases of premises and equipment                                       (53,283)             (105,724)
                                                                     --------------        --------------
         Net cash provided by investing activities                        4,502,307               623,856

Cash flows used in financing activities:
  Net change in deposits                                                    110,147            (1,724,075)
  Net change in short-term borrowings                                    (4,108,338)           (7,947,449)
  Proceeds from long-term debt                                                    -                54,000
  Principal payments on long-term debt                                     (260,780)             (298,707)
  Cash dividends paid                                                      (502,959)             (458,251)
  Proceeds from stock issuance                                               89,126                     -
  Proceeds from exercise of stock options                                    68,401                     -
  Treasury stock purchases                                                 (285,101)             (323,840)
                                                                     --------------        --------------
         Net cash used in financing activities                           (4,889,504)          (10,698,322)
                                                                     --------------        --------------

Net increase (decrease) in cash and cash equivalents                        348,315            (1,226,797)

Cash and cash equivalents at beginning of period                          7,580,576             8,386,575
                                                                     --------------        --------------

Cash and cash equivalents at end of period                           $    7,928,891        $    7,159,778
                                                                     ==============        ==============

Supplemental disclosure of cash flow information:

  Interest paid                                                      $    1,971,027        $    1,918,976
                                                                     ==============        ==============

  Federal income taxes paid                                          $            -        $       55,000
                                                                     ==============        ==============

Supplemental disclosure of noncash investing activities:

  Noncash transfer from loans to other real estate
    and repossessions                                                $            -        $       69,275
                                                                     ==============        ==============

  Recognition of mortgage servicing rights                           $       20,163        $        7,797
                                                                     ==============        ==============

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                   $   (1,171,998)       $      752,899
                                                                     ==============        ==============

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at March 31, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2004 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q.

1. Principles of Condensed Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. ("UNITED" or "the Company") and its wholly-owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"), (collectively hereinafter "the Banks"). All intercompany transactions and balances have been eliminated in consolidation.

2. Nature of Operations

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

3. Use of Estimates

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

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Earnings Per Share

Basic earnings per common share ("EPS") is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans. Earnings and dividends per share for the quarter ended March 31, 2004 have been restated for the stock split in the form of a dividend declared and distributed in the fourth quarter of 2004. The computation are as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2005          2004
BASIC
  Net income                                           $   820,949    $     855,972
                                                       ===========    =============

  Weighted average common shares outstanding             3,788,143        3,828,480
                                                       ===========    =============

  Basic earnings per common share                      $      0.22    $        0.22
                                                       ===========    =============

DILUTED
  Net income                                           $   820,949    $     855,972
                                                       ===========    =============

  Weighted average common shares outstanding
    for basic earnings per common share                  3,788,143        3,828,480

  Add:  Dilutive effects of assumed exercise of
    stock options                                            9,251           23,406
                                                       -----------    -------------

  Average shares and dilutive potential
    common shares                                        3,797,394        3,851,886
                                                       ===========    =============

Diluted earnings per common share                      $      0.22    $        0.22
                                                       ===========    =============

Outstanding options to purchase 20,038 and 24,480 shares of common stock were excluded from the computation of common share equivalents for the three months ended March 31, 2005 and 2004, respectively, because the exercise prices were greater than the average market prices of common shares.

5. Stock Options

The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant adjusted for stock dividends and stock splits.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options (continued)

The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits companies to continue to account for stock options and similar equity investments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB No. 25 are required to make pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,

                                                                   2005           2004
NET EARNINGS                                    As reported    $ 820,949     $    855,972
                       Stock-based compensation, net of tax       (2,414)          (8,010)
                                                               ---------     ------------

                                                  Pro-forma    $ 818,535     $    847,962
                                                               =========     ============

EARNINGS PER SHARE
  BASIC                                         As reported    $     .22     $        .22
                       Stock-based compensation, net of tax            -                -
                                                               ---------     ------------

                                                  Pro-forma    $     .22     $        .22
                                                               =========     ============

  DILUTED                                       As reported    $     .22     $        .22
                       Stock-based compensation, net of tax            -                -
                                                               ---------     ------------

                                                  Pro-forma    $     .22     $        .22
                                                               =========     ============

All share and per share prices have been restated to reflect stock splits or dividends distributed or declared prior to issuance of the financial statements. The fair value of each option grant for 2005 has been estimated on the date of grant using the modified Black-Scholes options pricing model with the following assumptions: dividend yield of 3.75%, expected volatility of 25.63%, a risk-free interest rate of 4.27% and a 9 1/2 year expected life for all grants. In February 2005, 76,546 options previously granted became exercisable for 90 days. Any option not exercised within the designated time frame will be forfeited. All options become immediately exercisable upon retirement, death, or 9 1/2 years after issuance, or in the event of a change in control of the Company.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options (continued)

A summary of the status of the Company's stock option plan for the three months ended March 31, 2005 and 2004. is presented below:

                                                 2005                   2004
                                                     WEIGHTED-              WEIGHTED-
                                                      AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE
                                          SHARES       PRICE      SHARES      PRICE
Outstanding at January 1,                 102,025    $    9.32   102,025    $    9.32
Granted                                    10,000        14.85         -            -
Exercised                                 (48,800)        7.93         -            -
Forfeited                                       -            -         -            -
                                          -------    ---------   -------    ---------

Outstanding at March 31,                   63,225    $   11.27   102,025    $    9.32
                                          =======    =========   =======    =========

Options exercisable at quarter-end         31,314    $    8.64     7,212    $    9.57
                                          =======    =========   =======    =========

Weighted-average fair value of options
  granted during the period                          $    3.42              $       -
                                                     =========              =========

The following table summarizes information about stock options outstanding at March 31, 2005:

               NUMBER                         NUMBER         REMAINING
EXERCISE     OUTSTANDING       DATE OF      EXERCISABLE     CONTRACTUAL
  PRICE      AT 3/31/05      EXPIRATION     AT 3/31/05         LIFE
$   7.93       25,555          5/24/05       25,555           .20 years
$   8.32        2,191          5/24/05        2,191           .20 years
$  12.74       15,442         10/26/07        1,080          2.58 years
$  14.10        7,722          12/1/06        2,163          1.67 years
$  16.52        2,315           7/7/07          325          2.33 years
$  14.85       10,000         08/23/14            -         10.00 years

6. Income Taxes

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

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123 (R), requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS 123(R) will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

Compensation cost is required to be recognized in the beginning of the annual period that begins after June 15, 2005, or January 1, 2006 as to the Company. Management believes the future effect on quarterly operations will approximate the economic effects previously set forth in the pro-forma stock option disclosure.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2005 and 2004

NOTE B - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available for sale are summarized as follows:

                                                                   GROSS             GROSS           ESTIMATED
                                                 AMORTIZED       UNREALIZED        UNREALIZED          FAIR
MARCH 31, 2005                                     COST            GAINS             LOSSES            VALUE
U.S. Government and agency
  obligations                                  $  68,789,551   $            -    $   (1,547,111)   $  67,242,440
State and municipal obligations                   14,609,810          110,395          (260,764)      14,459,441
Mortgage-backed securities                        43,919,693                -          (960,204)      42,959,489
Collateralized mortgage obligations                4,993,395                -           (90,842)       4,902,553
                                               -------------   --------------    --------------    -------------
Total debt securities                            132,312,449          110,395        (2,858,921)     129,563,923
Equity securities                                      4,000            9,982                 -           13,982
                                               -------------   --------------    --------------    -------------

                                               $ 132,316,449   $      120,377    $   (2,858,921)   $ 129,577,905
                                               =============   ==============    ==============    =============

                                                                    GROSS             GROSS          ESTIMATED
                                                 AMORTIZED       UNREALIZED        UNREALIZED          FAIR
DECEMBER 31, 2004                                  COST             GAINS            LOSSES            VALUE
U.S. Government and agency
  obligations                                  $  74,844,818   $       86,754    $     (739,889)   $  74,191,683
State and municipal obligations                   16,135,425          159,033          (176,425)      16,118,033
Mortgage-backed securities                        42,978,408           32,293          (304,367)      42,706,334
Collateralized mortgage obligations                4,816,467                -           (34,288)       4,782,179
                                               -------------   --------------    --------------    -------------
Total debt securities                            138,775,118          278,080        (1,254,969)     137,798,229
Equity securities                                      4,000           14,100                 -           18,100
                                               -------------   --------------    --------------    -------------

                                               $ 138,779,118   $      292,180    $   (1,254,969)   $ 137,816,329
                                               =============   ==============    ==============    =============

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities held to maturity are summarized as follows:

                                                                    GROSS             GROSS          ESTIMATED
                                                 AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                                   COST             GAINS            LOSSES            VALUE
MARCH 31, 2005

State and municipal obligations                $  16,851,638   $      460,828    $      (71,864)   $  17,240,602
                                               =============   ==============    ==============    =============

DECEMBER 31, 2004

State and municipal obligations                $  14,947,520   $      559,426    $      (31,941)   $  15,475,005
                                               =============   ==============    ==============    =============

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2005 and 2004

NOTE B - SECURITIES (continued)

The fair value of debt securities and carrying amount, if different, at March 31, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                   AVAILABLE FOR SALE                 HELD TO MATURITY
                                                                 ESTIMATED                           ESTIMATED
                                                 AMORTIZED         FAIR             AMORTIZED          FAIR
                                                   COST            VALUE              COST             VALUE
Due in one year or less                        $     471,613   $      472,345    $      660,154    $     666,513
Due from one to five years                         3,730,479        3,726,432         2,440,967        2,541,696
Due from five to ten years                        32,969,683       32,516,455         5,582,537        5,799,454
Due after ten years                               46,231,586       44,986,649         8,167,980        8,232,939
Mortgage-backed securities                        43,919,693       42,959,489                 -                -
Collateralized mortgage obligations                4,993,395        4,902,553                 -                -
                                               -------------   --------------    --------------    -------------

                                               $ 132,312,449   $  129,563,923    $   16,851,638    $  17,240,602
                                               =============   ==============    ==============    =============

Sales of available for sale securities were as follows:

                                                                                      2005             2004
Proceeds                                                                         $    4,579,658    $  16,086,129
Gross gains                                                                              22,747          150,765
Gross losses                                                                            (20,181)          40,207

Securities with an amortized cost of $68,723,815 at March 31, 2005 and $66,072,274 at December 31, 2004 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law. At March 31, 2005 and December 31, 2004, there were no holdings of securities of any one issuer, other than the U. S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2005 and 2004

NOTE C - LOANS

The activity in the allowance for loan losses was as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        2005            2004
Balance January 1,                                   $2,995,422     $  2,843,484
Provision for loan losses                               144,000          139,500
Loans charged-off                                      (197,157)        (217,056)
Recoveries of previous charge-offs                       52,037           47,434
                                                     ----------     ------------

Balance March 31,                                    $2,994,302     $  2,813,362
                                                     ==========     ============

Nonperforming loans were as follows:

                                                     MARCH 31,      DECEMBER 31,
                                                        2005            2004
Loans past due over 90 days still on accrual         $  401,000     $    500,000
Nonaccrual loans                                     $1,003,000     $  1,106,000

As of March 31, 2005 and 2004, and for the quarters then ended, individually impaired loans were not material to the consolidated financial statements.

NOTE D - BENEFIT PLANS

Pension expense includes the following:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2005           2004
Service cost                                         $ 59,004       $ 55,403
Interest cost                                          34,404         49,248
Expected return on assets                             (43,090)       (67,493)
Amortization of prior service cost, transition
  liability, net gain, and plan amendment               9,333         10,623
                                                     --------       --------

Pension expense                                      $ 59,651       $ 47,781
                                                     ========       ========

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2005 and 2004

NOTE E - OFF-BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contracts are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                               MARCH 31,
                                                 2005        DECEMBER 31,
                                             (Unaudited)         2004
Commitments to extend credit                $ 26,970,926     $ 26,879,212
Credit card and ready reserve lines            1,127,453        1,582,377
Standby letters of credit                        855,300          475,100

                              UNITED BANCORP, INC.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of March 31, 2005, as compared to December 31, 2004 and the results of operations for the three months ended March 31, 2005 compared to the same period in 2004. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

Management makes certain judgments that affect the amounts reported in the financial statements and footnotes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements, and as this information changes, the financial statements could reflect different estimates, assumptions, and judgement.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition

Earning Assets - Loans

At March 31, 2005, gross loans were $218,678,000 compared to $215,447,000 at year-end 2004, an increase of $3,231,000 or 1.5%. The increase in total outstanding loans was the result of an increase in the commercial, commercial real estate and real estate portfolios. Management attributes the relatively strong increase in commercial loans to the gradual strengthening of the economic environment in the lending markets served.

Installment loans represented 19.1% of total loans at March 31, 2005 compared to 19.5% at December 31, 2004. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. CITIZENS experienced an increase of 1.5%, or $462,000 in installment loans. COMMUNITY experienced a decrease of 5.3%, or $643,000 in installment loans. With interest rates depressed, management has not been aggressive in lowering rates on these fixed rate loan products. Recently, management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

Commercial and commercial real estate loans comprised 56.5% of total loans at March 31, 2005 compared to 55.0% at December 31, 2004. Commercial and commercial real estate loans have increased $5,060,000 or 4.3% since December 31, 2004. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

Real estate loans were 24.4% of total loans at March 31, 2005 and 25.6% at year-end 2004. Real estate loans decreased by 3.0% or $1,678,000 since December 31, 2004. Real estate lending for the first quarter of 2005 has been extremely slow with respect to the Company's adjustable rate mortgage products. As of March 31, 2005, CITIZENS has $27.6 million in fixed rate loans that they service for a fee that is typically 25 basis points.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2005 were approximately $145,000, or 4.8%, of the beginning balance in the allowance for loan losses.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition (continued)

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2005 decreased approximately $8,238,000, or 6.0% from year-end 2004 totals. Securities held to maturity at March 31, 2005 increased approximately $1,904,000, or 12.7% compared to year-end 2004 totals.

Sources of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2005, total core deposits decreased approximately $185,000, or 0.1%. The Company's interest-bearing demand deposits decreased $1,820,000 or 2.9%, noninterest-bearing demand deposits increased $1,024,000 or 3.2% while certificates of deposits under $100,000 increased by $133,000, or 0.1%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2005, certificates of deposit greater than $100,000 increased $295,000, or 0.7%, from year-end 2004 totals.

Over the past several years, COMMUNITY has developed several large depository customers. As of March 31, 2005, the nine largest depository customers accounted for approximately 29% of COMMUNITY'S certificate of deposits and approximately 85% of total certificates of deposits greater than $100,000. These customers also represent 32% of COMMUNITY'S demand deposits at March 31, 2005. Total concentration of retail funding is approximately 29% of COMMUNITY'S total deposits at March 31, 2005. On a consolidated level, this represents approximately 7.9% of total retail deposits at March 31, 2005 compared to 8.0% at December 31, 2004. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition (continued)

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first three months of 2005, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total borrowings, including federal funds purchased, decreased approximately $4,369,000, or 6.9% from year-end 2004 totals.

Results of Operations for the Three Months Ended March 31, 2005

Net Income

Basic and diluted earnings per share for the three months ended March 31, 2005 totaled $0.22, compared with $0.22 for the three months ended March 31, 2004. In dollars, net income decreased 4.1% for the three months ended March 31, 2005, compared to the same quarter in 2004.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 3.3% or $103,000 for the three months ended March 31, 2005 compared to the same period in 2004. This resulted from a growth in earning assets, primarily loans.

Total interest income for the three months ended March 31, 2005 was $5,222,684 compared to $5,027,449 for the same period in 2004. Total interest income increased $195,000, or 3.9%. The increase can be attributed to the overall growth of the loan portfolio from March 31, 2004 to March 31, 2005 of $14,408,000 or 7.1%.

Total interest expense for the three months ended March 31, 2005 when compared to the same three-month period ended March 31, 2004, increased 4.9%, or $92,000. The Company has experienced an increase in interest expense due to the effect of a higher interest rate environment for the first three months of 2005 as compared to 2004.

Provision for Loan Losses

The total provision for loan losses was $144,000 for the three months ended March 31, 2005 compared to $139,500 for the same period in 2004. At March 31, 2005 the allowance for loan losses to total gross loans was 1.37% as compared to 1.39% at December 31, 2004. The allowance for loan losses to nonperforming loans was 213.3% at March 31, 2005, compared to 175.2% at December 31, 2004. The loan portfolio balance has increased approximately 1.5% since December 31, 2004.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended March 31, 2005 (continued)

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owed life insurance and other miscellaneous items.

Noninterest income for the three months ended March 31, 2005 was $566,000 compared to $651,000 for the same three-month period ended March 31, 2004, a decrease of approximately 12.9% or $84,000. The Company's security portfolio generated approximately $3,000 in security gains for the three months ended March 31, 2005, compared to $111,000 for the same period in 2004, resulting in a decrease of $108,000 from first quarter 2004 to 2005. Management's sale strategy in 2004 took into consideration the relative volatility in the bond market during the first quarter of 2004. Management realized there were opportunities to sell certain bonds in the portfolio when overall interest rates were depressed. Security gains are not a component of core income and depending on future interest rate scenarios, gains on the sale of investment securities may negatively impact the yield on the investment portfolio and the Company's net interest margin in future periods. For the first quarter of 2005, market conditions, with the overall increase in interest rates, did not provide management with the opportunity to replicate the level of security gains that were available in first quarter 2004. The Company has also experienced a slow-down in the fixed rate residential mortgage activity, resulting in a decrease in net realized gains on the sale of loans of $5,000 from first quarter 2004 to first quarter 2005.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2005 increased $53,000 or 2.1% over the three months ended March 31, 2004. Salaries and employee benefits expense increased $51,000 or 3.9% mainly due to annual merit increases. Occupancy expense decreased $29,000 or 8.0% due to capital expenditures mainly technology enhancements, becoming fully depreciated in the first quarter of 2005.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2005, totaled $31,956,000 compared to $32,824,000 at December 31, 2004, a
2.6% decrease. Total shareholders' equity in relation to total assets was 8.07% at March 31, 2005 and 8.26% at December 31, 2004. In May 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.

The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended March 31, 2005 (continued)

Capital Resources (continued)

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

The minimum requirements are:

                              TOTAL             TIER 1             TIER 1
                           CAPITAL TO         CAPITAL TO         CAPITAL TO
                          RISK-WEIGHTED      RISK-WEIGHTED         AVERAGE
                             ASSETS             ASSETS             ASSETS
Well capitalized                  10.00%              6.00%            5.00%
Adequately capitalized             8.00%              4.00%            4.00%
Undercapitalized                   6.00%              3.00%            3.00%

The following table illustrates the Company as well capitalized at March 31, 2005:

                                                MARCH 31,
                                                  2005
                                               (Unaudited)
Tier 1 capital                                 $   33,705
Total risk-based capital                       $   36,514
Risk-weighted assets                           $  244,738
Average total assets                           $  393,971

Tier 1 capital to average assets                     8.56%
Tier 1 risk-based capital ratio                     13.77%
Total risk-based capital ratio                      14.92%

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended March 31, 2005 (continued)

Liquidity

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks, a borrowing agreement with the Federal Home Loan Bank of Cincinnati and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the three months ended March 31, 2005, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased slightly as a result of a decrease in government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risk affecting the Company is interest rate risk. The Banks do not maintain a trading account for any class of financial instrument and the Company is not affected by foreign currency exchange rate risk or commodity price risk. Because the Banks do not hold any material equity securities other than stock in the Federal Home Loan Bank of Cincinnati, the Company is not subject to equity price risk.

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

The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 88% of the portfolio compared to the 12% for held to maturity securities. The Company primarily invests in U.S. Agency obligations and state and municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 37% of total assets and a portion of its loan portfolio consisting of long term fixed rate loans, the Company is somewhat sensitive to periods of rising interest rates. In such periods, the Company's net interest spread could be negatively affected because the interest rate paid on deposits may increase faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

Management measures the Company's interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The following tables present an analysis of the potential sensitivity of the Company's present value of financial instruments to sudden and sustained changes in the prevailing interest rates.

                               NET PORTFOLIO VALUE
                                 MARCH 31, 2005
CHANGE IN RATES  $  AMOUNT    $ CHANGE       % CHANGE
                (Dollars in thousands)
      +200       $  33,836    $ (1,018)           (3)%
      +100          35,363         509             2%
      Base          34,854
      -100          29,122      (5,732)          (16)%
      -200          24,624     (10,230)          (29)%

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

                               NET PORTFOLIO VALUE
                                DECEMBER 31, 2004

CHANGE IN RATES  $ AMOUNT    $ CHANGE  % CHANGE
             (Dollars in thousands)
      +200       $ 34,352    $ (5,396)   (14)%
      +100         37,782      (1,966)    (5)%
      Base         39,748
      -100         36,357      (3,391)    (9)%
      -200         32,302      (7,446)   (19)%

The projected volatility of the net present value at both March 31, 2005 and December 31, 2004 fall within the general guidelines established by the Board of Directors. The NPV tab\le for March 31, 2005 shows that in a rising interest rate environment, the NPV would increase 2% for a 100 basis point increase in rates and then decrease 3%. The eventual decrease in a 200 basis point increase in rate is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities declines. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to recognize any losses. In a falling interest rate environment, the Company's NPV at March 31, 2005 would decrease 16% with a 100 basis point interest rate decrease. In a 200 basis point rate decrease the Company's NPV would decrease 29%. In Management's view, there is a low probability that interest rates would decrease another 100 to 200 basis points.

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

                              UNITED BANCORP, INC.

                             CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                 (c)                          (d)
                                                              TOTAL NUMBER OF          MAXIMUM NUMBER (OR
                         (a)                 (b)             SHARES (OR UNITS)      APPROXIMATE DOLLAR VALUE)
                    TOTAL NUMBER OF       AVERAGE PRICE     PURCHASED AS PART OF  OF SHARES (OR UNITS) THAT
                   SHARES (OR UNITS)           PAID          PUBLICLY ANNOUNCED     MAY YET BE PURCHASED UNDER
  PERIOD               PURCHASED        PER SHARE (OR UNIT)  PLANS OR PROGRAMS        THE PLANS OR PROGRAMS
----------         ----------------     ------------------  --------------------  ----------------------------
Month #l
1/1/2005 to             10,000             $    14.48               10,000                 $  527,144
1/31/2005

Month #2
2/1/2005 to
2/28/2005

Month #3
3/1/2005 to             10,000             $    14.05               10,000                 $  386,844
3/31/2005
                   ----------------     ------------------  --------------------  ----------------------------
Total                   20,000             $    14.27               20,000                 $  386,844
                   ----------------     ------------------  --------------------  ----------------------------

            United Bancorp purchased these shares under a stock purchase program publicly announced by a press release issued on August 24, 2004, under which its Board of Directors authorized management to cause the Company to purchase up to $1 million of its common shares over a two-year period. Such authorization will expire on August 23, 2006.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable

                              UNITED BANCORP, INC.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            Exhibit No.

                   3.1 Amended Articles of Incorporation of United Bancorp, Inc.(1)

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

                                       United Bancorp, Inc.

Date: May 12, 2005                     By: /s/ James W. Everson
                                           --------------------
                                           James W. Everson
                                           Chairman, President & Chief
                                             Executive Officer

Date: May 12, 2005                     By: /s/ Randall M. Greenwood
                                           ------------------------
                                           Randall M. Greenwood
                                           Senior Vice President, Chief
                                             Financial Officer
                                             and Treasurer

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

   4.0       Instruments Defining the Rights of Security Holders (See Exhibits
             3.1 and 3.2)

  31.1       Rule 13a-14(e) Certification - Principal Executive Officer

  31.2       Rule 13a-14(a) Certification - Principal Financial Officer

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

  32.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.