Form 10-Q
period 2005-06-30
UNITED BANCORP INC /OH/
filed 2005-08-15
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 0-16540

                              UNITED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter.)

               OHIO                                     34-1405357
------------------------------                       -----------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)

              201 SOUTH 4TH STREET, MARTINS FERRY, OHIO 43935-0010
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (740) 633-0445
                          ----------------------------
              (Registrant's telephone number, including area code)

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

      COMMON STOCK, $1.00 PAR VALUE 3,819,442 SHARES AS OF AUGUST 12, 2005

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PART I
FINANCIAL INFORMATION

                                                                           JUNE 30,         DECEMBER 31,
                                                                              2005             2004
                                                                          (Unaudited)
               ASSETS

Cash and due from financial institutions                                 $   9,220,883     $   7,580,576

Securities available for sale - at market                                  124,395,713       137,816,329
Securities held to maturity - estimated fair value of
  $21,228,860 at June 30, 2005 and $15,475,005
  at December 31, 2004                                                      20,740,152        14,947,520
Federal Home Loan Bank stock - at cost                                       4,204,000         4,115,200
Total loans                                                                226,866,582       215,446,870
Allowance for loan losses                                                   (3,111,090)       (2,995,422)
                                                                         -------------     -------------
          Loans - net                                                      223,755,492       212,451,448
Premises and equipment                                                       7,514,401         7,760,360
Accrued interest receivable                                                  2,180,192         2,253,212
Other real estate and repossessions                                            832,163         1,014,207
Core deposit and other intangible assets                                        25,417            34,417
Bank owned life insurance                                                    8,035,211         7,517,548
Other assets                                                                 2,579,176         2,030,767
                                                                         -------------     -------------

          Total assets                                                   $ 403,482,800     $ 397,521,584
                                                                         =============     =============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits
  Noninterest-bearing                                                    $  24,607,855     $  31,777,495
  Interest-bearing                                                          77,099,152        62,038,985
Savings deposits                                                            43,280,746        45,143,133
Time deposits - under $100,000                                             127,314,871       122,018,788
Time deposits - $100,000 and over                                           42,074,859        39,651,142
                                                                         -------------     -------------
          Total deposits                                                   314,377,483       300,629,543
Federal funds purchased                                                     10,660,000         3,180,000
Advances from the Federal Home Loan Bank                                    35,243,418        46,680,311
Securities sold under agreements to repurchase                               7,058,686        12,612,270
Other borrowed funds                                                           228,553           399,283
Trade date security purchases                                                1,048,279                 -
Accrued expenses and other liabilities                                       1,065,876         1,196,066
                                                                         -------------     -------------

          Total liabilities                                                369,682,295       364,697,473

Commitments                                                                          -                 -

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                                 -                 -
  Common stock - $1 par value; 10,000,000 shares authorized;
    4,182,025 and 4,126,970 shares issued at June 30, 2005 and
    December 31, 2004, respectively                                          4,182,025         4,126,970
  Additional paid-in capital                                                26,312,799        25,831,585
  Retained earnings                                                          7,713,066         7,021,185
  Stock held by deferred compensation plan; 69,566 shares
    at June 30, 2005 and 62,977 shares at December 31, 2004 - at cost         (814,419)         (752,437)
  Treasury stock - 293,017 at June 30, 2005 and 273,017 shares
    at December 31, 2004 - at cost                                          (3,052,851)       (2,767,751)
  Accumulated comprehensive loss, unrealized losses on
    securities designated as available for sale, net of tax                   (540,115)         (635,441)
                                                                         -------------     -------------
          Total shareholders' equity                                        33,800,505        32,824,111
                                                                         -------------     -------------

          Total liabilities and shareholders' equity                     $ 403,482,800     $ 397,521,584
                                                                         =============     =============

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                    2005            2004             2005           2004
                                                                                          (Unaudited)
Interest and dividend income
  Loans, including fees                                         $ 3,810,313     $ 3,430,162     $  7,344,049     $ 6,782,735
  Taxable securities                                              1,257,506       1,259,109        2,584,645       2,533,319
  Non-taxable securities                                            322,762         364,465          638,245         721,764
  Federal funds sold                                                  3,456           1,405            4,548           3,583
  Dividends on Federal Home Loan Bank stock and other                50,963          41,342           96,197          82,531
                                                                -----------     -----------     ------------     -----------
         Total interest and dividend income                       5,445,000       5,096,483       10,667,684      10,123,932

Interest expense
  Deposits
    Demand                                                          231,063         159,605          376,918         306,133
    Savings                                                          37,969          40,477           76,430          81,742
    Time                                                          1,464,412       1,394,457        2,845,319       2,845,960
  Borrowings                                                        427,256         267,972          836,386         510,770
                                                                -----------     -----------     ------------     -----------
         Total interest expense                                   2,160,700       1,862,511        4,135,053       3,744,605

         Net interest income                                      3,284,300       3,233,972        6,532,631       6,379,327

Provision for loan losses                                           116,000         199,500          260,000         339,000
                                                                -----------     -----------     ------------     -----------

         Net interest income after provision for loan losses      3,168,300       3,034,472        6,272,631       6,040,327

Noninterest income
  Service charges on deposit accounts                               314,726         330,636          629,102         635,950
  Net realized gains (losses) on sales of securities                 (8,662)        (15,272)          (6,096)         95,286
  Net realized gains on sales of loans                                6,042          13,019           12,520          24,536
  Other income                                                      276,703         205,013          519,723         428,127
                                                                -----------     -----------     ------------     -----------
         Total noninterest income                                   588,809         533,396        1,155,249       1,183,899

Noninterest expense
  Salaries and employee benefits                                  1,312,530       1,220,596        2,677,820       2,534,418
  Occupancy and equipment                                           325,196         344,677          655,399         703,670
  Professional services                                             147,349          74,769          249,370         182,369
  Insurance                                                          81,039          70,603          156,509         144,827
  Franchise and other taxes                                         102,235          96,764          200,974         194,087
  Advertising                                                        81,975          91,598          163,940         153,452
  Stationery and office supplies                                     54,731          53,742          120,337         108,687
  Amortization of intangibles                                         4,500           4,500            9,000           9,000
  Other expenses                                                    530,431         480,918        1,026,959         975,143
                                                                -----------     -----------     ------------     -----------
         Total noninterest expense                                2,639,986       2,438,167        5,260,308       5,005,653
                                                                -----------     -----------     ------------     -----------

         Earnings before income taxes                             1,117,123       1,129,701        2,167,572       2,218,573

Income tax expense                                                  237,270         254,705          466,770         487,605
                                                                -----------     -----------     ------------     -----------

         Net earnings                                           $   879,853     $   874,996     $  1,700,802     $ 1,730,968
                                                                ===========     ===========     ============     ===========

         EARNINGS PER COMMON SHARE
           Basic                                                $      0.23     $      0.23     $       0.45     $      0.45
                                                                ===========     ===========     ============     ===========

           Diluted                                              $      0.23     $      0.23     $       0.45     $      0.45
                                                                ===========     ===========     ============     ===========

         DIVIDENDS PER COMMON SHARE                             $      0.13     $      0.12     $       0.26     $      0.24
                                                                ===========     ===========     ============     ===========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                2005            2004            2005            2004
                                                                                          (Unaudited)
Net earnings                                                 $   879,853     $   874,996     $ 1,700,802     $ 1,730,968

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $649,919,
    $(1,554,294), $47,035 and $(1,128,843) for
    each respective period                                     1,261,607      (3,017,158)         91,303      (2,191,291)

  Reclassification adjustment for realized (gains) losses
    included in earnings, net of taxes (benefits) of
    $(2,945), $(5,193), $(2,073) and $32,397 for each
    respective period                                              5,717          10,079           4,023         (62,889)
                                                             -----------     -----------     -----------     -----------

Comprehensive income (loss)                                  $ 2,152,894     $(2,132,083)    $ 1,704,828     $  (523,212)
                                                             ===========     ===========     ===========     ===========

Accumulated comprehensive (loss)                             $  (540,115)    $(2,502,771)    $  (540,115)    $(2,502,771)
                                                             ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                                       TREASURY                   ACCUMULATED
                                                        ADDITIONAL    STOCK AND                  COMPREHENSIVE      TOTAL
                                             COMMON      PAID-IN       DEFERRED      RETAINED        INCOME     SHAREHOLDERS'
                                             STOCK       CAPITAL     COMPENSATION    EARNINGS         (LOSS)        EQUITY
Balance at January 1, 2004                 $3,752,105  $ 25,712,990   $(2,749,697)  $ 6,047,652   $  (248,591)   $ 32,514,459

Net earnings                                        -             -             -     1,730,968             -       1,730,968
Shares purchased for deferred
  compensation plan                                 -        54,765       (54,765)            -             -               -
Purchases of treasury stock -
  at cost                                           -             -      (323,840)            -             -        (323,840)
Unrealized loss on securities designated
  as available for sale, net of tax                 -             -             -             -    (2,254,180)     (2,254,180)
Cash dividends - $0.24 per share                    -             -             -      (916,504)            -        (916,504)
                                           ----------  ------------   -----------   -----------   -----------    ------------

Balance at June 30, 2004                   $3,752,105  $ 25,767,755   $(3,128,302)  $ 6,862,116   $(2,502,771)   $ 30,750,903
                                           ==========  ============   ===========   ===========   ===========    ============

Balance January 1, 2005                    $4,126,970  $ 25,831,585   $(3,520,188)  $ 7,021,185   $  (635,441)   $ 32,824,111

Net earnings                                        -             -             -     1,700,802             -       1,700,802
Shares purchased for deferred
  compensation plan                                 -        69,324       (69,324)            -             -               -
Shares distributed from deferred
  compensation plan                                 -        (7,342)        7,342             -             -               -
Purchases of treasury stock -
  shares at cost                                    -             -      (285,100)            -             -        (285,100)
Stock options exercised                        42,001       103,479             -             -             -         145,480
Tax benefit on options exercised                    -       150,293             -             -             -         150,293
Proceeds from stock issuance                   13,054       165,460             -             -             -         178,514
Unrealized gains on securities designated
  as available for sale, net of tax                 -             -             -             -        95,326          95,326
Cash dividends - $0.26 per share                    -             -             -    (1,008,921)            -      (1,008,921)
                                           ----------  ------------   -----------   -----------   -----------    ------------

Balance at June 30, 2005                   $4,182,025  $ 26,312,799   $(3,867,270)  $ 7,713,066   $  (540,115)   $ 33,800,505
                                           ==========  ============   ===========   ===========   ===========    ============

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,

                                                                              2005              2004
                                                                                   (Unaudited)
Cash flows from operating activities:
  Net earnings                                                             $  1,700,802     $  1,730,968
Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                               348,101          405,188
    Provision for loan losses                                                   260,000          339,000
    Deferred taxes                                                             (144,767)        (150,811)
    Increase in value of bank owned life insurance                             (135,187)        (156,247)
    Federal Home Loan Bank stock dividend                                       (88,800)         (78,500)
    Net realized (gains) losses on sales of securities                            6,096          (95,286)
    Amortization of securities, net                                             214,456          306,963
    Net realized gain on sale of loans                                          (12,520)         (24,536)
    Net realized loss on sale of real estate owned                                    -           10,214
    Amortization of mortgage servicing rights                                    39,518           46,848
    Net change in accrued interest receivable and other assets                 (667,972)         573,711
    Net change in accrued expenses and other liabilities                         53,124       (1,310,439)
                                                                           ------------     ------------
         Net cash provided by operating activities                            1,572,851        1,597,073

Cash flows used in investing activities:
  Securities available for sale:
    Sales, maturities, prepayments and calls                                 25,349,560       44,375,997
    Purchases                                                               (12,021,545)     (41,630,676)
  Securities held to maturity:
    Maturities, prepayments and calls                                           215,000          681,449
    Purchases                                                                (4,942,870)      (1,105,690)
  Net change in loans receivable                                            (11,551,524)     (11,270,758)
  Purchases of premises and equipment                                          (117,637)        (233,166)
  Sales of premises and equipment                                                24,495                -
  Purchase of bank owned life insurance                                        (382,476)               -
  Proceeds from (additions to) sale of real estate owned                        247,453         (223,083)
                                                                           ------------     ------------
         Net cash used in investing activities                               (3,179,544)      (9,405,927)

Cash flows provided by financing activities:
  Net change in deposits                                                     13,747,941       (4,180,531)
  Net change in short-term borrowings                                        (9,239,314)      15,345,622
  Proceeds from long-term debt                                                        -           53,373
  Principal payments on long-term debt                                         (441,893)        (485,734)
  Treasury stock purchases                                                     (285,100)        (323,840)
  Proceeds from stock issuance                                                  178,514                -
  Exercise of stock options                                                     295,773                -
  Cash dividends paid                                                        (1,008,921)        (916,504)
                                                                           ------------     ------------
         Net cash provided by financing activities                            3,247,000        9,492,386
                                                                           ------------     ------------

Net increase in cash and cash equivalents                                     1,640,307        1,683,532

Cash and cash equivalents at beginning of period                              7,580,576        8,386,575
                                                                           ------------     ------------

Cash and cash equivalents at end of period                                 $  9,220,883     $ 10,070,107
                                                                           ============     ============

Supplemental disclosure of cash flow information:

  Interest paid                                                            $  4,156,290     $  3,689,858
                                                                           ============     ============

  Federal income taxes paid                                                $    474,644     $    458,000
                                                                           ============     ============

Supplemental disclosure of noncash investing activities:
  Noncash transfer from loans to other real estate
    and repossessions                                                      $     65,409     $    286,029
                                                                           ============     ============

  Recognition of mortgage servicing rights                                 $    314,397     $    129,075
                                                                           ============     ============

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                         $     95,326     $ (2,554,180)
                                                                           ============     ============

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the six and three months ended June 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at June 30, 2005, and its results of operations and cash flows for the six and three month periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2004 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q.

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

2. Nature of Operations

The Company's revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, and Tuscarawas Counties and the surrounding localities in northeastern, eastern and southeastern Ohio, and include a wide range of individuals, business and other organizations. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg Ohio. COMMUNITY conducts its business through its main office in Lancaster, Ohio and six offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

3. Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Earnings Per Share

Basic earnings per common share ("EPS") is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans.

The components used in the earnings per share computation were as follows:

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                      2005          2004          2005          2004
BASIC
  Net earnings                                     $  879,853    $  874,996    $1,700,802    $1,730,968
                                                   ==========    ==========    ==========    ==========

  Weighted average common shares outstanding        3,807,488     3,818,230     3,797,842     3,823,358
                                                   ==========    ==========    ==========    ==========

  Basic earnings per common share                  $     0.23    $     0.23    $     0.45    $     0.45
                                                   ==========    ==========    ==========    ==========

DILUTED
  Net earnings                                     $  879,853    $  874,996    $1,700,802    $1,730,968
                                                   ==========    ==========    ==========    ==========

  Weighted average common shares outstanding
    for basic earnings per common share             3,807,488     3,818,230     3,797,842     3,823,358

  Add: Dilutive effects of assumed exercise of
    stock options                                         649        10,827         1,295        12,805
                                                   ----------    ----------    ----------    ----------

  Average shares and dilutive potential
    common shares                                   3,808,137     3,829,057     3,799,137     3,836,163
                                                   ==========    ==========    ==========    ==========

Diluted earnings per common share                  $     0.23    $     0.23    $     0.45    $     0.45
                                                   ==========    ==========    ==========    ==========

Number of stock options not considered in
  computing diluted earnings per share due to
  antidilutive nature                                  20,038        10,038        20,038        10,038

Weighted average exercise price
  of dilutive stock options                        $    14.75    $     8.74    $    14.75    $     8.74
                                                   ==========    ==========    ==========    ==========

5. Stock Options

The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant adjusted for stock dividends and stock splits.

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2005 and 2004

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

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                 JUNE 30,
                                                             2005        2004         2005          2004
NET EARNINGS                                  As reported  $ 879,853   $ 874,996   $ 1,700,802   $ 1,730,968
                     Stock-based compensation, net of tax     (5,191)     (8,010)      (10,382)      (16,020)
                                                           ---------   ---------   -----------   -----------

                                                Pro-forma  $ 874,662   $ 866,986   $ 1,690,420   $ 1,714,948
                                                           =========   =========   ===========   ===========

EARNINGS PER SHARE
  BASIC                                       As reported  $    0.23   $    0.23   $      0.45   $      0.45
                     Stock-based compensation, net of tax          -           -             -             -
                                                           ---------   ---------   -----------   -----------

                                                Pro-forma  $    0.23   $    0.23   $      0.45   $      0.45
                                                           =========   =========   ===========   ===========

  DILUTED                                     As reported  $    0.23   $    0.23   $      0.45   $      0.45
                     Stock-based compensation, net of tax          -           -         (0.01)            -
                                                           ---------   ---------   -----------   -----------

                                                Pro-forma  $    0.23   $    0.23   $      0.44   $      0.45
                                                           =========   =========   ===========   ===========

All share and per share prices have been restated to reflect stock splits or dividends distributed or declared prior to issuance of the financial statements. The fair value of each option grant for 2005 has been estimated on the date of grant using the modified Black-Scholes options pricing model with the following assumptions: dividend yield of 3.75%, expected volatility of 25.63%, a risk-free interest rate of 4.27% and a 9 1/2 year expected life for all grants. In February 2005, 76,546 options previously granted became exercisable for 90 days. Any option not exercised within the designated time frame was forfeited. All options become immediately exercisable upon retirement, death, or 9 1/2 years after issuance, or in the event of a change in control of the Company.

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options (continued)

A summary of the status of the Company's stock option plan for the six months ended June 30, 2005 and 2004 is presented below:

                                                 2005                       2004
                                                      WEIGHTED-                  WEIGHTED-
                                                       AVERAGE                    AVERAGE
                                                       EXERCISE                   EXERCISE
                                          SHARES        PRICE        SHARES       PRICE
Outstanding at January 1,                102,025       $  9.32      102,025       $ 9.32
Granted                                   10,000         14.85            -            -
Exercised                                (70,371)         7.93            -            -
Forfeited                                 (3,984)         7.93            -            -
                                         -------       -------      -------       ------

Outstanding at June 30,                   37,670       $ 13.55      102,025       $ 9.32
                                         =======       =======      =======       ======

Options exercisable at quarter-end         5,759       $ 11.78        7,212       $ 9.57
                                         =======       =======      =======       ======

Weighted-average fair value of options
  granted during the period                            $  3.42                    $    -
                                                       =======                    ======

The following table summarizes information about stock options outstanding at June 30, 2005:

              NUMBER                       NUMBER          REMAINING
EXERCISE    OUTSTANDING      DATE OF     EXERCISABLE      CONTRACTUAL
  PRICE     AT 6/30/05     EXPIRATION    AT 6/30/05          LIFE
 $ 8.32        2,191         5/14/06       2,191           .83 years
 $12.74       15,442        10/26/07       1,080          2.33 years
 $14.10        7,722         12/1/06       2,163          1.42 years
 $16.52        2,315          7/7/07         325          2.00 years
 $14.85       10,000        08/23/14           -         10.00 years

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

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2005 and 2004

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

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2005 and 2004

NOTE B - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available for sale are summarized as follows:

                                                          GROSS           GROSS           ESTIMATED
                                        AMORTIZED      UNREALIZED       UNREALIZED          FAIR
JUNE 30, 2005                              COST           GAINS           LOSSES            VALUE
U.S. Government and agency
  obligations                          $ 69,169,252    $    97,422     $    (397,909)    $ 68,868,765
State and municipal obligations          10,654,632        115,311          (129,338)      10,640,605
Mortgage-backed securities               41,642,719          4,479          (476,545)      41,170,653
Collateralized mortgage obligations       3,743,467              -           (44,017)       3,699,450
                                       ------------    -----------     -------------     ------------
Total debt securities                   125,210,070        217,212        (1,047,809)     124,379,473
Equity securities                             4,000         12,240                 -           16,240
                                       ------------    -----------     -------------     ------------

                                       $125,214,070    $   229,452     $  (1,047,809)    $124,395,713
                                       ============    ===========     =============     ============

                                                          GROSS           GROSS           ESTIMATED
                                         AMORTIZED     UNREALIZED       UNREALIZED          FAIR
DECEMBER 31, 2004                           COST          GAINS           LOSSES            VALUE
U.S. Government and agency
  obligations                          $ 74,844,818    $    86,754     $    (739,889)    $ 74,191,683
State and municipal obligations          16,135,425        159,033          (176,425)      16,118,033
Mortgage-backed securities               42,978,408         32,293          (304,367)      42,706,334
Collateralized mortgage obligations       4,816,467              -           (34,288)       4,782,179
                                       ------------    -----------     -------------     ------------
Total debt securities                   138,775,118        278,080        (1,254,969)     137,798,229
Equity securities                             4,000         14,100                 -           18,100
                                       ------------    -----------     -------------     ------------

                                       $138,779,118    $   292,180     $  (1,254,969)    $137,816,329
                                       ============    ===========     =============     ============

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities held to maturity are summarized as follows:

                                                   GROSS       GROSS        ESTIMATED
                                   AMORTIZED     UNREALIZED  UNREALIZED       FAIR
JUNE 30, 2005                         COST         GAINS       LOSSES         VALUE
State and municipal obligations    $20,740,152    $520,701    $(31,993)    $21,228,860
                                   ===========    ========    ========     ===========

DECEMBER 31, 2004

State and municipal obligations    $14,947,520    $559,426    $(31,941)    $15,475,005
                                   ===========    ========    ========     ===========

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2005 and 2004

NOTE B - SECURITIES (continued)

The fair value of debt securities and carrying amount, if different, at June 30, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                            AVAILABLE FOR SALE              HELD TO MATURITY
                                                        ESTIMATED                      ESTIMATED
                                         AMORTIZED         FAIR         AMORTIZED        FAIR
                                           COST            VALUE          COST           VALUE
Due in one year or less                $    220,628    $    222,380    $   740,239    $   747,879
Due from one to five years                5,674,021       5,680,386       2,271973      2,355,572
Due from five to ten years               29,724,292      29,735,871      5,515,398      5,764,565
Due after ten years                      44,204,943      43,870,733     12,212,542     12,360,844
Mortgage-backed securities               41,642,719      41,170,653              -              -
Collateralized mortgage obligations       3,743,467       3,699,450              -              -
                                       ------------    ------------    -----------    -----------

                                       $125,210,070    $124,379,473    $20,740,152    $21,228,860
                                       ============    ============    ===========    ===========

Sales of available for sale securities were as follows:

                    THREE MONTHS ENDED                SIX MONTHS ENDED
                          JUNE 30,                         JUNE 30,
                    2005           2004            2005             2004
Proceeds        $ 9,442,014     $ 2,023,994     $ 14,019,112     $ 18,110,123
Gross gains           8,375          13,076           31,122          163,841
Gross losses        (17,037)        (28,348)         (37,218)         (68,555)

Securities with an amortized cost of $68,723,815 at June 30, 2005 and $66,072,274 at December 31, 2004 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law. At June 30, 2005 and December 31, 2004, there were no holdings of securities of any one issuer, other than the U. S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2005 and 2004

NOTE B - SECURITIES (continued)

                                                                    ESTIMATED
                                                    AMORTIZED         FAIR
AVAILABLE FOR SALE                                     COST           VALUE
U.S. Government and federal agency obligations:
  1 - 5 years                                      $  4,888,403    $  4,861,205
  5 - 10 years                                       24,347,908      24,326,223
  Over 10 years                                      39,932,941      39,681,337
                                                   ------------    ------------
         Total                                       69,169,252      68,868,765
State and municipal obligations:
  Under 1 year                                          220,628         222,380
  1 - 5 years                                           785,618         819,181
  5 - 10 years                                        5,376,384       5,409,648
  Over 10 years                                       4,272,002       4,189,396
                                                   ------------    ------------
         Total                                       10,654,632      10,640,605
Mortgage-backed securities:
  1 - 5 years                                         4,006,686       3,964,459
  5 - 10 years                                        7,291,121       7,167,884
  Over 10 years                                      30,344,912      30,038,310
                                                   ------------    ------------
         Total                                       41,642,719      41,170,653
Collateralized mortgage obligations:
  5 - 10 years                                        1,258,054       1,240,866
  Over 10 years                                       2,485,413       2,458,584
                                                   ------------    ------------
         Total                                        3,743,467       3,699,450
Other investments:
  Equity securities                                       4,000          16,240
                                                   ------------    ------------

         Total securities available for sale       $125,214,070    $124,395,713
                                                   ============    ============

HELD TO MATURITY

State and municipal obligations:
  Under 1 year                                     $    740,239    $    747,879
  1 - 5 years                                         2,271,973       2,355,572
  5 - 10 years                                        5,515,398       5,764,565
  Over 10 years                                      12,212,542      12,360,844
                                                   ------------    ------------

         Total securities held to maturity         $ 20,740,152    $ 21,228,860
                                                   ============    ============

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2005 and 2004

NOTE C - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows:

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                        JUNE 30,
                                          2005            2004           2005            2004
Beginning balance                     $ 2,994,302     $ 2,813,362     $ 2,995,422     $ 2,843,484
Provision for loan losses                 116,000         199,500         260,000         339,000
Loans charged-off                         (90,359)       (118,152)       (287,516)       (335,208)
Recoveries of previous charge-offs         91,147          30,423         143,184          77,857
                                      -----------     -----------     -----------     -----------

Ending balance                        $ 3,111,090     $ 2,925,133     $ 3,111,090     $ 2,925,133
                                      ===========     ===========     ===========     ===========

Nonperforming loans were as follows:

                                                JUNE 30,    DECEMBER 31,
                                                  2005          2004
Loans past due over 90 days still on accrual    $678,000     $  500,000
Nonaccrual loans                                $645,000     $1,106,000

As of June 30, 2005 and 2004, and for the quarters then ended, individually impaired loans were not material to the consolidated financial statements.

NOTE D - BENEFIT PLANS

Pension expense includes the following:

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                    2005         2004          2005         2004
Service cost                                      $ 65,625     $ 55,403     $ 124,629     $ 110,806
Interest cost                                       42,654       49,248        77,058        98,496
Expected return on assets                          (32,513)     (67,493)      (75,603)     (134,986)
Amortization of prior service cost, transition
  liability, net gain, and plan amendment           18,911       10,623        28,244        21,246
                                                  --------     --------     ---------     ---------

Pension expense                                   $ 94,677     $ 47,781     $ 154,328     $  95,562
                                                  ========     ========     =========     =========

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2005 and 2004

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                         JUNE 30,     DECEMBER 31,
                                           2005           2004
                                       (Unaudited)
Commitments to extend credit           $27,603,300    $ 26,879,212
Credit card and ready reserve lines      1,843,522       1,582,377
Standby letters of credit                  855,300         605,300

                              UNITED BANCORP, INC.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of June 30, 2005, as compared to December 31, 2004 and the results of operations for the six and three months ended June 30, 2005 compared to the same period in 2004. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition

Earning Assets - Loans

At June 30, 2005, gross loans were $226,867,000 compared to $215,447,000 at year-end 2004, an increase of $11,420,000 or 5.3%. The increase in total outstanding loans was the result of an increase in the commercial real estate and installment portfolios. Management attributes the relatively strong increase in commercial loans to the gradual strengthening of the economic environment in the lending markets served.

Installment loans represented 18.7% of total loans at June 30, 2005 compared to 19.5% at December 31, 2004. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. With interest rates depressed, management has not been aggressive in lowering rates on these fixed rate loan products. Recently, management has employed the strategy of focusing on adjustable rate products to position the Company for an eventual rise in interest rates.

Commercial and commercial real estate loans comprised 57.4% of total loans at June 30, 2005 compared to 55.0% at December 31, 2004. Commercial and commercial real estate loans have increased $11,820,000 or 10.0% since December 31, 2004. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

Real estate loans were 23.9% of total loans at June 30, 2005 and 25.6% at year-end 2004. Real estate loans decreased by 1.5% or $813,000 since December 31, 2004. Real estate lending for the first quarter of 2005 has been extremely slow with respect to the Company's adjustable rate mortgage products. As of June 30, 2005, CITIZENS has $28 million in fixed rate loans that they service for a fee that is typically 25 basis points.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2005 were approximately $144,000, or 4.8%, of the beginning balance in the allowance for loan losses.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition (continued)

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2005 decreased approximately $13,421,000, or 9.7% from year-end 2004 totals. This occurred to partially fund the growth in outstanding loans. Securities held to maturity at June 30, 2005 increased approximately $5,793,000, or 38.8% compared to year-end 2004 totals.

Sources of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2005, total core deposits increased approximately $11,324,000, or 4.3%. The Company's interest-bearing demand deposits increased $15,060,000 or 24.3%, noninterest-bearing demand deposits decreased $7,170,000 or 22.6% while certificates of deposits under $100,000 increased by $5,296,000, or 4.3%. During the second quarter of 2005, CITIZENS as part of a strategic move to grow deposits introduced a new product "free checking with interest." Management feels this move will help us strategically over time expand and gain market share in deposits. To our knowledge no other local competitor is offering a free checking account that pays interest. In addition to paying interest, a debit/ATM named the "Freedom Card" was issued with the accounts. The benefit of the Freedom Card is to allow our customers to use any ATM in the continental United States without a service fee. At the time of this product introduction approximately $9 million of deposits in our primary checking account program were converted to this new product.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2005, certificates of deposit greater than $100,000 increased $2,424,000, or 6.1%, from year-end 2004 totals.

Over the past several years, COMMUNITY has developed several large depository customers. As of June 30, 2005, the nine largest depository customers accounted for approximately 30.0% of COMMUNITY'S certificate of deposits and approximately 85.0% of total certificates of deposits greater than $100,000. These customers also represent 24.2% of COMMUNITY'S demand deposits at June 30, 2005. Total concentration of retail funding is approximately 30.6% of COMMUNITY'S total deposits at June 30, 2005. On a consolidated level, this represents approximately 9.1% of total retail deposits at June 30, 2005 compared to 8.0% at December 31, 2004. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition (continued)

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first three months of 2005, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total borrowings, including federal funds purchased, decreased approximately $9,681,000, or 15.4% from year-end 2004 totals.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Net Income

Basic and diluted earnings per share for the six months ended June 30, 2005 totaled $0.45, compared with $0.45 for the six months ended June 30, 2004. In dollars, net income decreased by $30,166, or 1.7%, for the six months ended June 30, 2005, compared to the same period in 2004.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 2.4% or $ 153,000 for the six months ended June 30, 2005 compared to the same period in 2004. This resulted from a growth in earning assets, primarily loans.

Total interest income for the six months ended June 30, 2005 was $10,668,000 compared to $10,124,000 for the same period in 2004. Total interest income increased $544,000, or 5.4%. The increase can be attributed to the overall growth of the loan portfolio of $17,220,000, or 8.3%, from June 30, 2004 to June 30, 2005. Also contributing to the increase is the overall increase in the interest rate environment in 2005.

Total interest expense for the six months ended June 30, 2005 when compared to the same six-month period ended June 30, 2004, increased 10.4%, or $390,000. The Company has experienced an increase in interest expense due to the effect of a higher interest rate environment for the first six months of 2005 as compared to 2004.

Provision for Loan Losses

The total provision for loan losses was $260,000 for the six months ended June 30, 2005 compared to $339,000 for the same period in 2004. At June 30, 2005 the allowance for loan losses to total gross loans was 1.37% as compared to 1.39% at December 31, 2004. The allowance for loan losses to nonperforming loans was 235.15% at June 30, 2005, compared to 186.49% at December 31, 2004. The provision in the 2005 six month period is primarily attributable to growth in the loan portfolio balance of approximately 5.3% since December 31, 2004.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Six Months Ended June 30, 2005 and 2004
(continued)

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the six months ended June 30, 2005 was $1,155,000 compared to $1,184,000 for the same six-month period ended June 30, 2004, a decrease of approximately 2.4% or $29,000. The Company's security portfolio incurred a $6,100 realized loss for the six months ended June 30, 2005, compared to a $95,000 realized gain for the same period in 2004, resulting in a decrease in noninterest income of $101,000 from 2004 to 2005. Management's sale strategy in 2004 took into consideration the relative volatility in the bond market during the first six-months of 2004. Management realized there were opportunities to sell certain bonds in the portfolio when overall interest rates were depressed. Security gains are not a component of core income and depending on future interest rate scenarios, gains on the sale of investment securities may negatively impact the yield on the investment portfolio and the Company's net interest margin in future periods. For the first six-months of 2005, market conditions, with the overall increase in interest rates, did not provide management with the opportunity to replicate the level of security gains that were available in 2004. The Company has also experienced a slow-down in the fixed rate residential mortgage activity, resulting in a decrease in net realized gains on the sale of loans of $12,000 from 2004 to 2005.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2005 increased $255,000 or 5.1% over the six months ended June 30, 2004. Salaries and employee benefits costs increased $143,000 or 5.7% mainly due to annual merit increases and higher costs related to the Company's defined benefit plan and medical insurance benefits. Occupancy expense decreased $48,000 or 6.9% due to capital expenditures becoming fully depreciated in the first quarter of 2005.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Net Income

Basic and diluted earnings per share for the three months ended June 30, 2005 totaled $0.23, compared with $0.23 for the three months ended June 30, 2004. In dollars, net income decreased by $4,857, or 0.6%, for the three months ended June 30, 2005, compared to the same quarter in 2004.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 1.6%, or $50,000, for the three months ended June 30, 2005 compared to the same period in 2004. This resulted from a growth in earning assets, primarily loans.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended June 30, 2005 and 2004 (continued)

Net Interest Income (continued)

Total interest income for the three months ended June 30, 2005 was $5,445,000 compared to $5,096,000 for the same period in 2004, an increase of $349,000, or 6.8%. The increase can be attributed to the overall growth of the loan portfolio from June 30, 2004 to June 30, 2005 of $17,220,065 or 8.2%.

Total interest expense for the three months ended June 30, 2005 when compared to the same three-month period ended June 30, 2004, increased by 16.0%, or $298,000. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities, as well as the effect of a higher interest rate environment for the first three months of 2005 as compared to 2004.

Provision for Loan Losses

The provision for loan losses was $116,000 for the three months ended June 30, 2005 compared to $199,500 for the same period in 2004. At June 30, 2005 the allowance for loan losses to total gross loans was 1.37% as compared to 1.39% at December 31, 2004. Due to a reduction of net loans charged off and a decrease in nonperforming loans during the three months ended June 30, 2005, the Company lowered its provision for loan losses.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended June 30, 2005 was $589,000 compared to $533,000 for the same three-month period ended June 30, 2004, an increase of approximately 10.4%, or $55,000. During the three-months ended June 30, 2005, the increase in noninterest income was driven by increase in the servicing income on secondary market loans of approximately $54,000, and increased merchant income of $5,000.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended June 30, 2005 (continued)

Noninterest Expense

Noninterest expense for the three months ended June 30, 2005 increased $202,000, or 8.3%, over the three months ended June 30, 2004. Salaries and employee benefits expense increased $92,000 or 7.5% mainly due to annual merit increases and higher costs related to the Company's defined benefit plan and medical insurance benefits. Occupancy expense decreased $19,000, or 5.7%, due to capital expenditures becoming fully depreciated in the first quarter of 2005. Professional expenses increased as a result of additional expenses of compliance with Section 404 of Sarbanes Oxley.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 2005, totaled $33,801,000 compared to $32,824,000 at December 31, 2004, a
3.0% increase. Total shareholders' equity in relation to total assets was 8.38% at June 30, 2005 and 8.26% at December 31, 2004. In May 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been exercised to date.

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

The prompt corrective action regulations provide five classifications, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized," although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended June 30, 2005 (continued)

Capital Resources (continued)

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

The following table illustrates the Company's well-capitalized classification at June 30, 2005:

                                                                                           JUNE 30,
                                                                                             2005
                                                                                        (Unaudited)
                                                                                    (Dollars in thousands)
Tier 1 capital                                                                            $   34,284
Total risk-based capital                                                                  $   37,265
Risk-weighted assets                                                                      $  251,924
Average total assets                                                                      $  398,423

Tier 1 capital to average assets                                                                8.60%
Tier 1 risk-based capital ratio                                                                13.61%
Total risk-based capital ratio                                                                 14.79%

Liquidity

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net earnings, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks, a borrowing agreement with the Federal Home Loan Bank of Cincinnati and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy and profitability to meet the current and projected liquidity needs of its customers.

For the six months ended June 30, 2005, the adjustments to reconcile net earning to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased slightly as a result of a decrease in government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended June 30, 2005 (continued)

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

Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other, but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

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

The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Company has sought to reduce exposure of its earnings to changes in market interest rates by managing assets and liability maturities and interest rates primarily by originating variable-rate lending products, or if issued with a fixed interest rate, as is the case with the indirect automobile portfolio, the term is rather short in duration. As discussed previously, the Company does originate long-term fixed rate mortgages but immediately sells these loans in the secondary market. Both the variable interest rates inherent in the commercial, commercial real estate and real estate loan portfolios, and the short duration loan products, mitigate the Company's exposure to dramatic interest rate movements.

The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 86% of the portfolio compared to the 14% for held to maturity securities. The Company primarily invests in U.S. Agency obligations and state and municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 36% of total assets and a small portion of its loan portfolio consisting of long term fixed rate loans, the Company is somewhat sensitive to periods of rising interest rates. In such periods, the Company's net interest spread could be negatively affected because the interest rate paid on deposits may increase faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

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

                   NET PORTFOLIO VALUE
                     JUNE 30, 2005
CHANGE IN RATES    $ AMOUNT    $ CHANGE     % CHANGE
                  (Dollars in thousands)
     +200          $ 36,487    $ 2,682         8%
     +100            35,272      1,467         4%
     Base            33,805
     -100            31,742     (2,063)       (6)%
     -200            28,450     (5,355)      (16)%

                   NET PORTFOLIO VALUE
                    DECEMBER 31, 2004
CHANGE IN RATES    $ AMOUNT    $ CHANGE     % CHANGE
                  (Dollars in thousands)
     +200          $ 34,352    $(5,396)      (14)%
     +100            37,782     (1,966)       (5)%
     Base            39,748
     -100            36,357     (3,391)       (9)%
     -200            32,302     (7,446)      (19)%

The projected volatility of the net present value at both June 30, 2005 and December 31, 2004 fall within the general guidelines established by the Board of Directors. The NPV table for June 30, 2005 shows that in a rising interest rate environment, the NPV would increase 4% for a 100 basis point increase in rates and then increase 8%. The eventual decrease in a 200 basis point increase in rate is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities declines. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to recognize any losses. In a falling interest rate environment, the Company's NPV at June 30, 2005 would decrease 6% with a 100 basis point interest rate decrease. In a 200 basis point rate decrease the Company's NPV would decrease 16%. In management's view, there is a low probability that interest rates would decrease another 100 to 200 basis points.

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

                              UNITED BANCORP, INC.

                             CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None, other than ordinary routine litigation incidental to the Company's business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On August 24, 2004, the Corporation announced a stock repurchase program for a total of $1.0 million over two years. As of June 30, 2005, $387,000 remained available under the program. The Company purchased 20,000 shares during the first quarter of 2005 at an average price of $14.25.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders of United Bancorp, Inc. was held on April 20, 2005 for the purpose of electing four Directors to hold office until the annual meeting of shareholders to be held in 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of management's nominees for Director as listed in the proxy statement were elected by the votes set forth below:

     NOMINEES                                  FOR                                WITHHELD
James W. Everson                            3,226,611                               3,214
John M. Hoopingarner                        3,216,765                              13,060
Richard L. Riesbeck                         3,222,716                               7,109
Matthew C. Thomas                           3,228,373                               1,452

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

                           /s/United Bancorp, Inc.

Date: August 12, 2005      By:  /s/James W. Everson
                                -----------------------------------------------
                                James W. Everson
                                Chairman, President & Chief Executive Officer

Date: August 12, 2005      By:  /s/Randall M. Greenwood
                                -----------------------------------------------
                                Randall M. Greenwood
                                Senior Vice President, Chief Financial Officer
                                   and Treasurer

                                  EXHIBIT INDEX

Exhibit No.                                 Description
-----------        ----------------------------------------------------------------------
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