Form 10-Q
period 2005-09-30
UNITED BANCORP INC /OH/
filed 2005-11-14
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 0-16540

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its charter.)

               OHIO                                               34-1405357
   (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
                                              -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).

YES       NO   X
    -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN EXCHANGE ACT RULE 12B-2).

YES       NO   X
    -----    -----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

      COMMON STOCK, $1.00 PAR VALUE 3,821,821 SHARES AS OF NOVEMBER 9, 2005

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PART I
FINANCIAL INFORMATION

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                 2005           2004
                                                                            -------------   ------------
                                                                             (Unaudited)
                                 ASSETS

Cash and due from financial institutions                                    $  7,886,757    $  7,580,576
Securities available for sale - at market                                    123,347,529     137,816,329
Securities held to maturity - estimated fair value of $21,219,304 at
   September 30, 2005 and $15,475,005 at December 31, 2004                    20,648,215      14,947,520
Federal Home Loan Bank stock - at cost                                         4,254,400       4,115,200
Total loans                                                                  230,587,731     215,446,870
Allowance for loan losses                                                     (2,942,447)     (2,995,422)
                                                                            ------------    ------------
         Loans - net                                                         227,645,284     212,451,448
Premises and equipment                                                         7,475,989       7,760,360
Accrued interest receivable                                                    2,563,666       2,253,212
Other real estate and repossessions                                            1,139,663       1,014,207
Core deposit and other intangible assets                                          20,917          34,417
Bank owned life insurance                                                      8,105,834       7,517,548
Other assets                                                                   2,606,161       2,030,767
                                                                            ------------    ------------
         Total assets                                                       $405,694,415    $397,521,584
                                                                            ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits
   Noninterest-bearing                                                      $ 24,790,002    $ 31,777,495
   Interest-bearing                                                           83,437,881      62,038,985
Savings deposits                                                              40,656,085      45,143,133
Time deposits - under $100,000                                               126,738,857     122,018,788
Time deposits - $100,000 and over                                             39,507,080      39,651,142
                                                                            ------------    ------------
         Total deposits                                                      315,129,905     300,629,543
Federal funds purchased                                                        7,269,000       3,180,000
Advances from the Federal Home Loan Bank                                      36,783,040      46,680,311
Securities sold under agreements to repurchase                                 8,770,739      12,612,270
Other borrowed funds                                                             547,991         399,283
Trade date security purchases                                                  2,000,000              --
Accrued expenses and other liabilities                                         1,289,499       1,196,066
                                                                            ------------    ------------
         Total liabilities                                                   371,790,174     364,697,473

Commitments                                                                           --              --

Shareholders' equity
   Preferred stock - 2,000,000 shares without par value authorized;
      no shares issued                                                                --              --
   Common stock - $1 par value; 10,000,000 shares authorized;
      4,188,675 and 4,126,970 shares issued at September 30, 2005 and
      December 31, 2004, respectively                                          4,188,675       4,126,970
   Additional paid-in capital                                                 26,431,475      25,831,585
   Retained earnings                                                           8,034,400       7,021,185
   Stock held by deferred compensation plan; 73,837 shares at
      September 30, 2005 and 62,977 shares at December 31, 2004 - at cost       (856,288)       (752,437)
   Treasury stock - 293,017 at September 30, 2005 and 273,017 shares
      at December 31, 2004 - at cost                                          (3,052,851)     (2,767,751)
   Accumulated comprehensive loss, unrealized losses on securities
      designated as available for sale, net of tax                              (841,170)       (635,441)
                                                                            ------------    ------------
         Total shareholders' equity                                           33,904,241      32,824,111
                                                                            ------------    ------------
         Total liabilities and shareholders' equity                         $405,694,415    $397,521,584
                                                                            ============    ============

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                               -----------------------   -------------------------
                                                                  2005         2004          2005          2004
                                                               ----------   ----------   -----------   -----------
                                                                                   (Unaudited)
Interest and dividend income
   Loans, including fees                                       $3,991,104   $3,481,371   $11,335,153   $10,264,106
   Taxable securities                                           1,276,705    1,290,797     3,861,350     3,824,116
   Non-taxable securities                                         329,824      343,370       968,069     1,065,134
   Federal funds sold                                               1,103          175         5,651         3,758
   Dividends on Federal Home Loan Bank stock and other             59,526       43,516       155,723       126,047
                                                               ----------   ----------   -----------   -----------
         Total interest and dividend income                     5,658,262    5,159,229    16,325,946    15,283,161

Interest expense
   Deposits
      Demand                                                      330,226      162,516       707,144       468,649
      Savings                                                      36,080       40,483       112,510       122,225
      Time                                                      1,539,445    1,317,190     4,384,764     4,163,150
   Borrowings                                                     498,117      330,648     1,334,503       841,418
                                                               ----------   ----------   -----------   -----------
         Total interest expense                                 2,403,868    1,850,837     6,538,921     5,595,442
         Net interest income                                    3,254,394    3,308,392     9,787,025     9,687,719
Provision for loan losses                                          68,000      159,500       328,000       498,500
                                                               ----------   ----------   -----------   -----------
         Net interest income after provision for loan losses    3,186,394    3,148,892     9,459,025     9,189,219

Noninterest income
   Service charges on deposit accounts                            343,591      334,663       972,693       970,613
   Net realized gains (losses) on sales of securities             (19,195)     (22,684)      (25,291)       72,602
   Net realized gains on sales of loans                             3,459        8,024        15,979        32,560
   Other income                                                   246,427      205,165       766,150       633,292
                                                               ----------   ----------   -----------   -----------
         Total noninterest income                                 574,282      525,168     1,729,531     1,709,067

Noninterest expense
   Salaries and employee benefits                               1,339,648    1,272,943     4,017,468     3,807,361
   Occupancy and equipment                                        336,434      320,035       991,833     1,023,705
   Professional services                                          115,145      100,918       364,515       283,287
   Insurance                                                      101,942       79,357       258,451       224,184
   Franchise and other taxes                                      104,567      107,757       305,541       301,844
   Advertising                                                     93,975       58,831       257,915       212,283
   Stationery and office supplies                                  78,677       90,619       199,014       199,306
   Amortization of intangibles                                      4,500        4,500        13,500        13,500
   Other expenses                                                 489,184      525,271     1,516,143     1,500,414
                                                               ----------   ----------   -----------   -----------
         Total noninterest expense                              2,664,072    2,560,231     7,924,380     7,565,884
                                                               ----------   ----------   -----------   -----------
         Earnings before income taxes                           1,096,604    1,113,829     3,264,176     3,332,402
Income tax expense                                                268,400      215,400       735,170       703,005
                                                               ----------   ----------   -----------   -----------
         Net earnings                                          $  828,204   $  898,429   $ 2,529,006   $ 2,629,397
                                                               ==========   ==========   ===========   ===========
         EARNINGS PER COMMON SHARE
            Basic                                              $     0.22   $     0.24   $      0.66   $      0.69
                                                               ==========   ==========   ===========   ===========
            Diluted                                            $     0.22   $     0.23   $      0.66   $      0.69
                                                               ==========   ==========   ===========   ===========
         DIVIDENDS PER COMMON SHARE                            $     0.13   $     0.12   $      0.39   $      0.36
                                                               ==========   ==========   ===========   ===========

The accopanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                 ----------------------   -----------------------
                                                                    2005        2004         2005         2004
                                                                 ---------   ----------   ----------   ----------
                                                                                    (Unaudited)
Net earnings                                                     $ 828,204   $  898,429   $2,529,006   $2,629,397
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) on securities during
      the period, net of taxes (benefits) of $(147,634),
      $1,197,744, $(105,981) and $68,897 for
      each respective period                                      (313,724)   2,325,033     (222,421)     133,741
   Reclassification adjustment for realized (gains) losses
      included in earnings, net of taxes (benefits) of $6,526,
      $7,713, $8,595 and $(24,685) for each
      respective period                                             12,669       14,971       16,692      (47,917)
                                                                 ---------   ----------   ----------   ----------
Comprehensive income                                             $ 527,149   $3,238,433   $2,323,277   $2,715,221
                                                                 =========   ==========   ==========   ==========
Accumulated comprehensive loss                                   $(841,170)  $ (162,767)  $ (841,170)  $ (162,767)
                                                                 =========   ==========   ==========   ==========

The accopanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                                           TREASURY
                                                           ADDITIONAL      STOCK AND                   ACCUMULATED        TOTAL
                                               COMMON        PAID-IN       DEFERRED       RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                STOCK        CAPITAL     COMPENSATION     EARNINGS         LOSS           EQUITY
                                             ----------   ------------   ------------   -----------   -------------   -------------
Balance at January 1, 2004                   $3,752,105   $ 25,712,990   $(2,749,697)   $ 6,047,652     $(248,591)     $32,514,459

Net earnings                                         --             --            --      2,629,397            --        2,629,397
Shares purchased for deferred
   compensation plan                                 --         80,292       (80,292)            --            --               --
Purchases of treasury stock -
   at cost                                           --             --      (323,831)            --            --         (323,831)
Unrealized gains on securities designated
   as available for sale, net of tax                 --             --            --             --        85,824           85,824
Cash dividends - $0.36 per share                     --             --            --     (1,374,756)           --       (1,374,756)
                                             ----------   ------------   -----------    -----------     ---------      -----------
Balance at September 30, 2004                $3,752,105   $ 25,793,282   $(3,153,820)   $ 7,302,293     $(162,767)     $33,531,093
                                             ==========   ============   ===========    ===========     =========      ===========
Balance January 1, 2005                      $4,126,970   $ 25,831,585   $(3,520,188)   $ 7,021,185     $(635,441)     $32,824,111

Net earnings                                         --             --            --      2,529,006            --        2,529,006
Shares purchased for deferred
   compensation plan                                 --        111,193      (111,193)            --            --               --
Shares distributed from deferred
   compensation plan                                 --         (7,342)        7,342             --            --               --
Purchases of treasury stock -
   shares at cost                                    --             --      (285,100)            --            --         (285,100)
Stock options exercised                          42,001        103,479            --             --            --          145,480
Tax benefit on options exercised                     --        150,293            --             --            --          150,293
Proceeds from stock  issuance                    19,704        242,267            --             --            --          261,971
Unrealized losses on securities designated
   as available for sale, net of tax                 --             --            --             --      (205,729)        (205,729)
Cash dividends - $0.39 per share                     --             --            --     (1,515,791)           --       (1,515,791)
                                             ----------   ------------   -----------    -----------     ---------      -----------
Balance at September 30, 2005                $4,188,675   $ 26,431,475   $(3,909,139)   $ 8,034,400     $(841,170)     $33,904,241
                                             ==========   ============   ===========    ===========     =========      ===========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,

                                                                       2005           2004
                                                                   ------------   ------------
                                                                           (Unaudited)
Cash flows from operating activities:
   Net earnings                                                    $  2,529,006   $  2,629,397
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization                                     498,810        604,316
      Provision for loan losses                                         328,000        498,500
      Deferred taxes                                                         --       (150,811)
      Increase in value of bank owned life insurance                   (205,810)      (222,222)
      Federal Home Loan Bank stock dividends                           (139,200)      (118,000)
      Net realized (gains) losses on sales of securities                 25,291        (72,602)
      Amortization of securities, net                                   312,330        428,544
      Net realized gain on sale of loans                                (15,979)       (32,560)
      Net realized loss on sale of real estate owned                     (1,306)       (10,214)
      Amortization of mortgage servicing rights                          61,090         68,662
      Net change in accrued interest receivable and other assets     (1,265,129)       (47,307)
      Net change in accrued expenses and other liabilities              147,623       (201,970)
                                                                   ------------   ------------
         Net cash provided by operating activities                    2,274,726      3,373,733

Cash flows provided by (used in) investing activities:
   Securities available for sale:
      Sales,                                                         15,334,547     32,633,348
      Maturities, prepayments and calls                              19,401,341     32,745,427
      Purchases                                                     (18,940,982)   (49,747,051)
   Securities held to maturity:
      Maturities, prepayments and calls                                 315,000        860,671
      Purchases                                                      (5,991,150)    (1,266,732)
   Purchase of bank owned life insurance                               (382,476)       (63,000)
   Net change in loans receivable                                   (15,505,857)   (14,645,941)
   Purchases of premises and equipment                                 (200,939)      (339,166)
   Proceeds from sale of real estate owned                              245,850        311,504
                                                                   ------------   ------------
         Net cash provided by (used in) investing activities         (5,724,666)       489,060

Cash flows provided by (used in) financing activities:
   Net change in deposits                                            14,500,362     (9,911,505)
   Net change in short-term borrowings                               (8,303,823)     9,320,466
   Proceeds from long-term debt                                        (168,182)      (860,885)
   Principal payment on long-term debt                               (1,029,089)            --
   Treasury stock purchases                                            (285,100)      (323,831)
   Proceeds from stock issuance                                         261,971             --
   Exercise of stock options                                            295,773             --
   Cash dividends paid                                               (1,515,791)    (1,374,756)
                                                                   ------------   ------------
         Net cash provided by (used in) financing activities          3,756,121     (3,150,511)
                                                                   ------------   ------------

Net increase in cash and cash equivalents                               306,181        712,282

Cash and cash equivalents at beginning of period                      7,580,576      8,386,575
                                                                   ------------   ------------
Cash and cash equivalents at end of period                         $  7,886,757   $  9,098,857
                                                                   ============   ============

Supplemental disclosure of cash flow information:
   Interest paid                                                   $  6,462,036   $  5,663,769
                                                                   ============   ============
   Federal income taxes paid                                       $    582,644   $    736,000
                                                                   ============   ============

Supplemental disclosure of noncash investing activities:
   Noncash transfer from loans to other real estate
      and repossessions                                            $    372,909   $    286,029
                                                                   ============   ============
   Unrealized gains (losses) on securities designated as
      available for sale, net of related tax effects               $   (205,729)  $     85,824
                                                                   ============   ============

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the nine and three months ended September 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at September 30, 2005, and its results of operations and cash flows for the nine and three month periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2004 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q.

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Earnings Per Share

Basic earnings per common share ("EPS") is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans.

The components used in the earnings per share computation were as follows:

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                   -----------------------   -----------------------
                                                      2005         2004         2005         2004
                                                   ----------   ----------   ----------   ----------
BASIC
   Net earnings                                    $  828,204   $  898,429   $2,529,006   $2,629,397
                                                   ==========   ==========   ==========   ==========
   Weighted average common shares outstanding       3,818,836    3,815,193    3,804,917    3,821,025
                                                   ==========   ==========   ==========   ==========
   Basic earnings per common share                 $     0.22   $     0.24   $     0.66   $     0.69
                                                   ==========   ==========   ==========   ==========

DILUTED
   Net earnings                                    $  828,204   $  898,429   $2,529,006   $2,629,397
                                                   ==========   ==========   ==========   ==========
   Weighted average common shares outstanding
      for basic earnings per common share           3,818,836    3,815,193    3,804,917    3,821,025
   Add: Dilutive effects of assumed exercise of
      stock options                                     1,940       18,627       17,057        6,157
                                                   ----------   ----------   ----------   ----------
   Average shares and dilutive potential
      common shares                                 3,820,776    3,833,820    3,821,974    3,827,182
                                                   ==========   ==========   ==========   ==========

Diluted earnings per common share                  $     0.22   $     0.23   $     0.66   $     0.69
                                                   ==========   ==========   ==========   ==========

Number of stock options not considered in
   computing diluted earnings per share due to
   antidilutive nature                                 35,481       25,480       20,038       10,038

Weighted average exercise price
   of dilutive stock options                       $     8.32   $     7.93   $    12.19   $     8.74
                                                   ==========   ==========   ==========   ==========

5. Stock Options

The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant adjusted for stock dividends and stock splits.

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2005 and 2004

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

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                            -------------------   -----------------------
                                                              2005       2004        2005         2004
                                                            --------   --------   ----------   ----------
NET EARNINGS                                  As reported   $828,204   $898,429   $2,529,006   $2,629,397
                     Stock-based compensation, net of tax     (5,191)    (8,010)     (15,573)     (24,030)
                                                            --------   --------   ----------   ----------
                                                Pro-forma   $823,013   $890,419   $2,513,433   $2,605,367
                                                            ========   ========   ==========   ==========

EARNINGS PER SHARE
   BASIC                                      As reported   $   0.22   $   0.24   $     0.66   $     0.69
                     Stock-based compensation, net of tax         --      (0.01)          --        (0.01)
                                                            --------   --------   ----------   ----------
                                                Pro-forma   $   0.22   $   0.23   $     0.66   $     0.68
                                                            ========   ========   ==========   ==========

   DILUTED                                    As reported   $   0.22   $   0.23   $     0.66   $     0.69
                     Stock-based compensation, net of tax         --         --           --        (0.01)
                                                            --------   --------   ----------   ----------
                                                Pro-forma   $   0.22   $   0.23   $     0.66   $     0.68
                                                            ========   ========   ==========   ==========

All share and per share prices have been restated to reflect stock splits or dividends distributed or declared prior to issuance of the financial statements. The fair value of each option grant for 2005 has been estimated on the date of grant using the modified Black-Scholes options pricing model with the following assumptions: dividend yield of 3.75%, expected volatility of 25.63%, a risk-free interest rate of 4.27% and a 9 1/2 year expected life for all grants. In February 2005, 74,355 options previously granted became exercisable for 90 days. Any option not exercised within the designated time frame was forfeited. All options become immediately exercisable upon retirement, death, or 9 1/2 years after issuance, or in the event of a change in control of the Company.

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options (continued)

A summary of the status of the Company's stock option plan for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003 is presented below:

                                                                         YEAR ENDED DECEMBER 31,
                                           NINE MONTHS ENDED    -------------------------------------------
                                          SEPTEMBER 30, 2005            2004                  2003
                                         --------------------   --------------------   --------------------
                                                    WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                     AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                          SHARES      PRICE       SHARES     PRICE       SHARES     PRICE
                                         --------   ---------    -------   ---------    -------   ---------
Outstanding at January 1,                 102,025     $ 9.32     102,025     $ 9.32     102,025     $ 9.32
Granted                                    10,000      14.85          --         --          --         --
Exercised                                 (70,371)      7.93          --         --          --         --
Forfeited                                  (3,984)      7.93          --         --          --         --
                                          -------     ------    --------     ------     -------     ------
Outstanding at September 30,               37,670     $13.55     102,025     $ 9.32     102,025     $ 9.32
                                          =======     ======    ========     ======     =======     ======
Options exercisable at period-end           5,759     $11.78       7,212     $ 9.57       7,212     $ 9.57
                                          =======     ======    ========     ======     =======     ======
Weighted-average fair value of options
   granted during the period                          $ 3.42                 $   --
                                                      ======                 ======

The following table summarizes information about stock options outstanding at September 30, 2005:

              NUMBER                     NUMBER      REMAINING
EXERCISE   OUTSTANDING     DATE OF    EXERCISABLE   CONTRACTUAL
  PRICE     AT 9/30/05   EXPIRATION    AT 9/30/05       LIFE
--------   -----------   ----------   -----------   -----------
  $8.32        2,191       5/14/06       2,191        .63 years
 $12.74       15,442      10/26/07       1,080       2.08 years
 $14.10        7,722       12/1/06       2,163       1.17 years
 $16.52        2,315        7/7/07         325       1.77 years
 $14.85       10,000      08/23/14                   8.90 years

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2005 and 2004

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2005 and 2004

NOTE B - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available for sale are summarized as follows:

                                                        GROSS        GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST          GAINS        LOSSES         VALUE
                                      ------------   ----------   -----------   ------------
SEPTEMBER 30, 2005
U.S. Government and agency
   obligations                        $ 72,491,947    $ 27,219    $  (612,046)  $ 71,907,120
State and municipal obligations         11,041,017      92,884       (112,916)    11,020,985
Mortgage-backed securities              38,705,524          --       (646,489)    38,059,035
Collateralized mortgage obligations      2,379,540          --        (38,865)     2,340,675
                                      ------------    --------    -----------   ------------
Total debt securities                  124,618,028     120,103     (1,410,316)   123,327,815
Equity securities                            4,000      15,714             --         19,714
                                      ------------    --------    -----------   ------------
                                      $124,622,028    $135,817    $(1,410,316)  $123,347,529
                                      ============    ========    ===========   ============

                                                        GROSS        GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST          GAINS        LOSSES         VALUE
                                      ------------   ----------   -----------   ------------
DECEMBER 31, 2004
U.S. Government and agency
   obligations                        $ 74,844,818    $ 86,754    $  (739,889)  $ 74,191,683
State and municipal obligations         16,135,425     159,033       (176,425)    16,118,033
Mortgage-backed securities              42,978,408      32,293       (304,367)    42,706,334
Collateralized mortgage obligations      4,816,467          --        (34,288)     4,782,179
                                      ------------    --------    -----------   ------------
Total debt securities                  138,775,118     278,080     (1,254,969)   137,798,229
Equity securities                            4,000      14,100             --         18,100
                                      ------------    --------    -----------   ------------
                                      $138,779,118    $292,180    $(1,254,969)  $137,816,329
                                      ============    ========    ===========   ============

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of securities held to maturity are summarized as follows:

                                                       GROSS       GROSS       ESTIMATED
                                       AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                         COST          GAINS       LOSSES        VALUE
                                      -----------   ----------   ----------   -----------
SEPTEMBER 30, 2005
State and municipal obligations       $20,648,215    $595,639     $(24,550)   $21,219,304
                                      ===========    ========     ========    ===========

DECEMBER 31, 2004
State and municipal obligations       $14,947,520    $559,426     $(31,941)   $15,475,005
                                      ===========    ========     ========    ===========

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2005 and 2004

NOTE B - SECURITIES (continued)

The table below indicates the length of time individual securities have been in an unrealized loss position at September 30, 2005.

                                LESS THAN 12 MONTHS        12 MONTHS OR LONGER                TOTAL
                             ------------------------   ------------------------   --------------------------
      DESCRIPTION OF             FAIR      UNREALIZED       FAIR      UNREALIZED       FAIR        UNREALIZED
        SECURITIES              VALUE        LOSSES        VALUE        LOSSES         VALUE         LOSSES
      --------------         -----------   ----------   -----------   ----------   ------------   -----------
U.S. Government agency
   obligations               $37,788,025   $(182,430)   $19,640,505   $(429,616)   $ 57,428,530   $  (612,046)
State and municipal
   obligations                 4,169,586     (31,124)     5,056,918    (106,342)      9,226,504      (137,466)
Mortgage-backed
   securities                 20,083,997    (251,813)    17,975,038    (394,676)     38,059,035      (646,489)
Collateralized mortgage
   0bligations                 1,592,654     (23,165)       748,021     (15,700)      2,340,675       (38,865)
                             -----------   ---------    -----------   ---------    ------------   -----------
Total temporarily impaired
   securities                $63,634,262   $(488,532)   $43,420,482   $(946,334)   $107,054,744   $(1,434,866)
                             ===========   =========    ===========   =========    ============   ===========

Management has the intent and ability to hold these securities for the foreseeable future. The declines in fair values are expected to recover as the securities approach the maturity date.

The fair value of debt securities and carrying amount, if different, at September 30, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                           AVAILABLE FOR SALE            HELD TO MATURITY
                                      ---------------------------   -------------------------
                                                       ESTIMATED                   ESTIMATED
                                        AMORTIZED        FAIR        AMORTIZED        FAIR
                                          COST           VALUE          COST         VALUE
                                      ------------   ------------   -----------   -----------
Due in one year or less               $    220,233   $    220,962   $   740,076   $   744,326
Due from one to five years               6,994,194      6,955,558     2,172,240     2,241,328
Due from five to ten years              28,061,672     27,965,056     5,783,262     6,037,245
Due after ten years                     48,256,865     47,786,529    11,952,637    12,196,405
Mortgage-backed securities              38,705,524     38,059,035            --            --
Collateralized mortgage obligations      2,379,540      2,340,675            --            --
                                      ------------   ------------   -----------   -----------
                                      $124,618,028   $123,327,815   $20,648,215   $21,219,304
                                      ============   ============   ===========   ===========

Sales of available for sale securities were as follows:

                  THREE MONTHS ENDED          NINE MONTHS ENDED
                     SEPTEMBER 30,              SEPTEMBER 30,
               ------------------------   -------------------------
                  2005          2004          2005          2004
               ----------   -----------   -----------   -----------
Proceeds       $4,312,892   $14,523,225   $15,334,547   $32,633,348
Gross gains        12,947        32,595        44,069       196,436
Gross losses      (32,142)      (55,279)      (69,360)     (123,834)

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2005 and 2004

NOTE B - SECURITIES (continued)

Securities with an amortized cost of $75,330,006 at September 30, 2005 and $66,072,274 at December 31, 2004 were pledged to secure public deposits, repurchase agreements and other liabilities as required or permitted by law. At September 30, 2005 and December 31, 2004, there were no holdings of securities of any one issuer, other than the U. S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

NOTE C - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows:

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                     -----------------------   -----------------------
                                        2005         2004         2005         2004
                                     ----------   ----------   ----------   ----------
Beginning balance                    $3,111,090   $2,925,133   $2,995,422   $2,843,484
Provision for loan losses                68,000      159,500      328,000      498,500
Loans charged-off                      (275,006)    (218,963)    (562,522)    (554,171)
Recoveries of previous charge-offs       38,363      101,155      181,547      179,012
                                     ----------   ----------   ----------   ----------
Ending balance                       $2,942,447   $2,966,825   $2,942,447   $2,966,825
                                     ==========   ==========   ==========   ==========

Nonperforming loans were as follows:

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2005           2004
                                             -------------   ------------
Loans past due over 90 days still accruing      $515,000      $  500,000
Nonaccrual loans                                $974,000      $1,106,000

As of September 30, 2005 and 2004, and for the quarters then ended, individually impaired loans were not material to the consolidated financial statements.

NOTE D - TIME DEPOSITS

The scheduled maturities of time deposits as of September 30, 2005 were as follows:

                 UNDER          OVER
               $100,000       $100,000       TOTALS
             ------------   -----------   ------------
2005         $ 21,328,529   $ 9,019,102   $ 30,347,631
2006           43,414,135    17,055,732     60,469,867
2007           25,044,625     6,622,682     31,667,307
2008           27,626,810     4,972,651     32,599,461
2009            6,846,023     1,634,806      8,480,829
Thereafter      2,478,735       202,107      2,680,842
             ------------   -----------   ------------
             $126,738,857   $39,507,080   $166,245,937
             ============   ===========   ============

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2005 and 2004

NOTE E - BENEFIT PLANS

Pension expense includes the following:

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                 -------------------   ---------------------
                                                  2005        2004        2005       2004
                                                 --------   --------   ---------   ---------
Service cost                                     $ 62,382   $ 55,403   $ 187,146   $ 166,209
Interest cost                                      38,529     49,248     115,587     147,744
Expected return on assets                         (37,802)   (67,493)   (113,406)   (202,479)
Amortization of prior service cost, transition
   liability, net gain, and plan amendment         14,122     10,623      42,366      31,869
                                                 --------   --------   ---------   ---------
Pension expense                                  $ 77,231   $ 47,781   $ 231,693   $ 143,343
                                                 ========   ========   =========   =========

The Company anticipates a cash pension contribution of approximately $100,000 in 2005. During the nine months ended September 30, 2005, there were no recognized gains or losses nor any gains or losses due to settlements or curtailments.

NOTE F - OFF-BALANCE SHEET ACTIVITIES

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2005            2004
                                                    -------------   ------------
                                                     (Unaudited)
Commitments to extend credit                        $28,000,122     $26,879,212
Credit card and ready reserve lines                   1,963,636       1,582,377
Standby letters of credit                               855,300         605,300

                              UNITED BANCORP, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of September 30, 2005, as compared to December 31, 2004 and the results of operations for the nine and three months ended September 30, 2005 compared to the same period in 2004. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition

Earning Assets - Loans

At September 30, 2005, gross loans were $230,588,000 compared to $215,447,000 at year-end 2004, an increase of $15,141,000 or 7.0%. The increase in total outstanding loans was the result of an increase in the commercial real estate and installment portfolios. Management attributes the relatively strong increase in commercial loans to the gradual strengthening of the economic environment in the lending markets served.

Installment loans represented 18.9% of total loans at September 30, 2005 compared to 19.5% at December 31, 2004. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations.

Commercial and commercial real estate loans comprised 56.7% of total loans at September 30, 2005 compared to 55.0% at December 31, 2004. Commercial and commercial real estate loans have increased $12,444,000 or 10.5% since December 31, 2004. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

Real estate loans were 24.4% of total loans at September 30, 2005 and 25.6% at year-end 2004. Real estate loans increased by 2.1% or $1,141,000 since December 31, 2004. Real estate lending for the nine months of 2005 has been extremely slow with respect to the Company's adjustable rate mortgage products. As of September 30, 2005, CITIZENS has $29,000,000 in fixed rate loans that they service for a fee that is typically 25 basis points.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2005 were approximately $381,000, or 12.7%, of the beginning balance in the allowance for loan losses.

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at September 30, 2005 decreased approximately $14,469,000, or 10.5% from year-end 2004 totals. This occurred to partially fund the growth in outstanding loans. Securities held to maturity at September 30, 2005 increased approximately $5,701,000, or 38.1% compared to year-end 2004 totals.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition (continued)

Sources of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2005, total core deposits increased approximately $14,644,000, or 5.6%. The Company's interest-bearing demand deposits increased $21,400,000 or 34.5%, noninterest-bearing demand deposits decreased $6,987,000 or 22.0% while certificates of deposits under $100,000 increased by $4,720,000, or 3.9%. During the first quarter of 2005, CITIZENS as part of a strategic move to grow deposits introduced a new product "free checking with interest." Management feels this move will help us strategically over time expand and gain market share in deposits. To our knowledge no other local competitor is offering a free checking account that pays interest. In addition to paying interest, a debit/ATM named the "Freedom Card" was issued with the accounts. The benefit of the Freedom Card is to allow our customers to use any ATM in the continental United States without a service fee. At the time of this product introduction approximately $9,000,000 of deposits in our primary checking account program were converted to this new product.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2005, certificates of deposit greater than $100,000 decreased $144,000, or 0.4%, from year-end 2004 totals.

Over the past several years, COMMUNITY has developed several large depository customers. As of September 30, 2005, the nine largest depository customers accounted for approximately 29.3% of COMMUNITY'S certificate of deposits and approximately 85.2% of total certificates of deposits greater than $100,000. These customers also represent 15.8% of COMMUNITY'S demand deposits at September 30, 2005. Total concentration of retail funding is approximately 28.0% of COMMUNITY'S total deposits at September 30, 2005. On a consolidated level, this represents approximately 7.8% of total retail deposits at September 30, 2005 compared to 8.0% at December 31, 2004. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first nine months of 2005, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total borrowings, including federal funds purchased, decreased approximately $9,501,000, or 15.1% from year-end 2004 totals.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Net Income

Basic and diluted earnings per share for the nine months ended September 30, 2005 totaled $0.66, compared with $0.69 for the nine months ended September 30, 2004. In dollars, net income decreased by $100,000, or 3.8%, for the nine months ended September 30, 2005, compared to the same period in 2004.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 1.0% or $ 99,000 for the nine months ended September 30, 2005 compared to the same period in 2004. This resulted from a growth in earning assets, primarily loans.

Total interest income for the nine months ended September 30, 2005 was $16,326,000 compared to $15,283,000 for the same period in 2004. Total interest income increased $1,043,000, or 6.8%. The increase can be attributed to the overall growth of the loan portfolio of $15,141,000, or 7.0%, from September 30, 2004 to September 30, 2005. Also contributing to the increase is the overall increase in the interest rate environment in 2005.

Total interest expense for the nine months ended September 30, 2005 when compared to the same nine-month period ended September 30, 2004, increased 16.9%, or $943,000. The Company has experienced an increase in interest expense due to the effect of a higher interest rate environment for the first nine months of 2005 as compared to 2004.

Provision for Loan Losses

The total provision for loan losses was $328,000 for the nine months ended September 30, 2005 compared to $498,500 for the same period in 2004. At September 30, 2005 the allowance for loan losses to total gross loans was 1.28% as compared to 1.39% at December 31, 2004. The allowance for loan losses to nonperforming loans was 302.10% at September 30, 2005, compared to 270.83% at December 31, 2004. The decreased provision expense for the nine month period ended September 30, 2005 is primarily attributable to an overall improvement of the credit quality of the loan portfolio since December 31, 2004.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Nine Months Ended September 30, 2005 and 2004 (continued)

Noninterest Income (continued)

Noninterest income for the nine months ended September 30, 2005 was $1,730,000 compared to $1,709,000 for the same nine-month period ended September 30, 2004, an increase of approximately 1.2% or $21,000. Other noninterest income increased $133,000 during the nine months ended September 30, 2005. This increase is mainly attributable to the increase in the Company's mortgage servicing asset of $97,000 for the nine months ended September 30, 2005. The Company's security portfolio incurred a $25,000 realized loss for the nine months ended September 30, 2005, compared to a $73,000 realized gain for the same period in 2004, resulting in a decrease in noninterest income of $98,000 from 2004 to 2005. Management's sale strategy in 2004 took into consideration the relative volatility in the bond market during the first nine-months of 2004. Management realized there were opportunities to sell certain bonds in the portfolio when overall interest rates were depressed. Security gains are not a component of core income and depending on future interest rate scenarios, gains on the sale of investment securities may negatively impact the yield on the investment portfolio and the Company's net interest margin in future periods. For the first nine-months of 2005, market conditions, with the overall increase in interest rates, did not provide management with the opportunity to replicate the level of security gains that were available in 2004. The Company has also experienced a slow-down in the fixed rate residential mortgage activity, resulting in a decrease in net realized gains on the sale of loans of $17,000 from 2004 to 2005.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2005 increased $358,000 or 4.7% over the nine months ended September 30, 2004. Salaries and employee benefits costs increased $210,000 or 5.5% mainly due to annual merit increases and higher costs related to the Company's defined benefit plan and medical insurance benefits. Occupancy expense decreased $32,000 or 3.1% due to capital expenditures becoming fully depreciated in the first quarter of 2005. Legal fees related to collection and foreclosure proceedings increased $50,000 for the nine months ended September 30, 2005.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Net Income

Basic and diluted earnings per share for the three months ended September 30, 2005 each totaled $0.22, compared with $0.24 and $0.23, respectively, for the three months ended September 30, 2004. In dollars, net income decreased by $70,000, or 7.8%, for the three months ended September 30, 2005, compared to the same quarter in 2004.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 1.6%, or $54,000, for the three months ended September 30, 2005 compared to the same period in 2004 due to continued downward pressure on the net interest margin during the current three month period caused by a continued flattening of the yield curve.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended September 30, 2005 and 2004 (continued)

Net Interest Income (continued)

Total interest income for the three months ended September 30, 2005 was $5,658,000 compared to $5,159,000 for the same period in 2004, an increase of $499,000, or 9.7%. The increase can be attributed to the overall growth of the loan portfolio.

Total interest expense for the three months ended September 30, 2005 when compared to the same three-month period ended September 30, 2004, increased by 29.9%, or $553,000. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities, as well as the effect of a higher interest rate environment in 2005 as compared to 2004.

Provision for Loan Losses

The provision for loan losses was $68,000 for the three months ended September 30, 2005 compared to $159,500 for the same period in 2004. At September 30, 2005 the allowance for loan losses to total gross loans was 1.28% as compared to 1.39% at December 31, 2004. Due to a relatively stable level of net loans charged off for the nine months ended September 30, 2005 to 2004 and a decrease in nonperforming loans during the three months ended September 30, 2005, the Company lowered its provision for loan losses.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2005 was $574,000 compared to $525,000 for the same three-month period ended September 30, 2004, an increase of approximately 9.4%, or $49,000. During the three-months ended September 30, 2005, the increase in noninterest income was driven by increase in the servicing income on secondary market loans of approximately $30,000 and increased merchant income of $8,300.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2005 increased $104,000, or 4.1%, over the three months ended September 30, 2004. Salaries and employee benefits expense increased $67,000 or 5.2% mainly due to annual merit increases and higher costs related to the Company's defined benefit plan and medical insurance benefits. Professional expenses increased as a result of additional expenses of compliance with Section 404 of Sarbanes Oxley.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 2005, totaled $33,904,000 compared to $32,824,000 at December 31, 2004, a 3.3% increase. Total shareholders' equity in relation to total assets was 8.4% at September 30, 2005 and 8.26% at December 31, 2004. In May 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended September 30, 2005 (continued)

Capital Resources (continued)

The following table illustrates the Company's well-capitalized classification at September 30, 2005:

                                        SEPTEMBER 30,
                                            2005
                                         (Unaudited)
                                   (Dollars in thousands)
                                   ----------------------
Tier 1 capital                            $ 34,691
Total risk-based capital                  $ 37,640
Risk-weighted assets                      $255,645
Average total assets                      $401,049

Tier 1 capital to average assets             14.72%
Tier 1 risk-based capital ratio              13.57%
Total risk-based capital ratio                8.65%

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

For the nine months ended September 30, 2005, the adjustments to reconcile net earning to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased slightly as a result of a decrease in government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended September 30, 2005 (continued)

Inflation (continued)

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

                               NET PORTFOLIO VALUE
                               SEPTEMBER 30, 2005

CHANGE IN RATES   $ AMOUNT   $ CHANGE   % CHANGE
---------------   --------   --------   --------
               (Dollars in thousands)
    +200           $35,578   $   557        2%
    +100            35,948       927        3%
    Base            35,021
    -100            33,107    (1,914)      (5)%
    -200            30,528    (4,493)     (13)%

                               NET PORTFOLIO VALUE
                                DECEMBER 31, 2004

CHANGE IN RATES   $ AMOUNT   $ CHANGE   % CHANGE
---------------   --------   --------   --------
               (Dollars in thousands)
    +200           $34,352   $(5,396)     (14)%
    +100            37,782    (1,966)      (5)%
    Base            39,748
    -100            36,357    (3,391)      (9)%
    -200            32,302    (7,446)     (19)%

The projected volatility of the net present value at both September 30, 2005 and December 31, 2004 fall within the general guidelines established by the Board of Directors. The NPV table for September 30, 2005 shows that in a rising interest rate environment, the NPV would increase 3% for a 100 basis point increase in rates and then increase 2%. The eventual decrease in a 200 basis point increase in rate is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities declines. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to recognize any losses. In a falling interest rate environment, the Company's NPV at September 30, 2005 would decrease 5% with a 103%. In management's view, there is a low probability that interest rates would decrease another 100 to 200 basis points.

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

                              UNITED BANCORP, INC.

                             CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None, other than ordinary routine litigation incidental to the Company's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Based upon Management and Board discussions to date, it is anticipated that the Company will implement an Employee Stock Ownership Plan (ESOP) on or about November 15, 2005. The ESOP will be formed for the purpose of purchasing approximately 293,000 of treasury shares at fair value. Such purchase will be funded from the $4.0 million of net proceeds from a trust preferred security issue, which will bear interest at the rate of 6.25%.

ITEM 6. EXHIBITS

Exhibit No.
-----------
    3.1       Amended Articles of Incorporation of United Bancorp, Inc.(1)

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


                                         /s/ United Bancorp, Inc.


Date: November 14, 2005                  By: /s/ James W. Everson
                                             -----------------------------------
                                             James W. Everson
                                             Chairman, President & Chief
                                             Executive Officer


Date: November 14, 2005                  By: /s/ Randall M. Greenwood
                                             -----------------------------------
                                             Randall M. Greenwood
                                             Senior Vice President, Chief
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

   31.1       Rule 13a-14(a) Certification - Principal Executive Officer

   31.2       Rule 13a-14(a) Certification - Principal Financial Officer

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.