Form 10-K
period 2005-12-31
UNITED BANCORP INC /OH/
filed 2006-03-30
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

      NONE                                               N/A
(Title of class)                     (Name of each exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $1.00 A SHARE
                     (Title of class)

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS
DEFINED IN RULE 405 OF THE SECURITIES ACT.                   YES       NO   X  .
                                                                 -----    -----

INDICATED BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS
PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE EXCHANGE ACT. YES       NO   X  .
                                                                 -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                           YES   X   NO
                                                                 -----    -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER ( )   ACCELERATED FILER ( )   NON-ACCELERATED FILER (X)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
RULE 12B-2 OF THE EXCHANGE ACT).                             YES       NO   X
                                                                 -----    -----

AS OF JUNE 30, 2005, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $46,549,347 BASED ON THE CLOSING SALE PRICE AS REPORTED ON THE NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION SYSTEM.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE REGISTRANT HAD 4,182,268 COMMON SHARES OUTSTANDING AS OF MARCH 6, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 19, 2006 ARE INCORPORATED BY REFERENCE INTO PART III.

PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2005 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II.

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

          The markets in which the Banks operate continue to be highly competitive. CITIZENS competes for loans and deposits with other retail commercial banks, savings and loan associations, finance companies, credit unions and other types of financial institutions within the Mid-Ohio valley geographic area along the eastern border of Ohio, extending into the northern panhandle of West Virginia and the Tuscarawas and Carroll County geographic areas of northeastern Ohio. COMMUNITY also encounters similar competition for loans and deposits throughout the Athens, Hocking, and Fairfield County geographic areas of central and southeastern Ohio.

          The Company is regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that did not opt out by January 1997.

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

          In 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services, which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards. The Company has elected to be a financial holding company.

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

          The Company's banking subsidiaries are subject to primary supervision, regulation and examination by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC).

          Federal regulators adopted risk-based capital guidelines and leverage standards for banks and holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note M to the audited consolidated financial statements of United Bancorp, Inc., captioned "Regulatory Capital."

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

     I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

          Refer to Management's Discussion and Analysis "Average Balances, Net Interest Income and Yields Earned and Rates Paid" set forth at page 25 of our 2005 Annual Report, which is incorporated by reference.

     II   INVESTMENT PORTFOLIO

     A Securities available for sale at year-end 2005 decreased $15,870,000, or 11.5% from 2004, while securities held to maturity increased $5,314,000, or 35.5%. In our planning process, management's prediction for 2005 was for a steady to slightly rising interest rate environment. In the first half of 2005, interest rates actually decreased to a level that caused a high volume of investment securities to be called. Management reinvested the funds into the Company's loan portfolio and a portion back into investment securities over the course of 2005.

The following table sets forth the carrying amount of securities at December 31, 2005, 2004 and 2003:

                                                   DECEMBER 31,
                                          ------------------------------
                                            2005       2004       2003
                                          --------   --------   --------
(In thousands)
AVAILABLE FOR SALE (AT MARKET)
   US Government and agency obligations   $ 75,483   $ 74,192   $ 81,298
   Mortgage-backed securities               35,440     42,706     35,782
   Collateralized mortgage obligations       2,230      4,783      2,982
   State and municipal obligations           8,769     16,117     20,642
   Equity securities                            24         18         24
                                          --------   --------   --------
                                          $121,946   $137,816   $140,720
                                          ========   ========   ========
HELD TO MATURITY (AT COST)
   State and municipal obligations        $ 20,262   $ 14,948   $ 15,594
                                          ========   ========   ========

     B    Contractual maturities of securities at year-end 2005 were as follows:

                                                                   AVERAGE
                                      AMORTIZED    ESTIMATED   TAX EQUIVALENT
AVAILABLE FOR SALE                       COST     FAIR VALUE        YIELD
------------------                    ---------   ----------   ---------------
                                               (Dollars in Thousands)
US GOVERNMENT AGENCY OBLIGATIONS
   1-5 years                           $ 6,662      $ 6,501         4.02%
   5-10 years                           23,335       22,849         4.84%
   Over 10 years                        47,439       46,133         5.39%
                                       -------      -------        -----
      Total                             77,436       75,483         4.68%
                                       -------      -------        -----

MORTGAGE-BACKED SECURITIES
   1-5 years                             6,635        6,410         3.98%
   5-10 years                            3,820        3,691         4.03%
   Over 10 years                        26,144       25,339         4.44%
                                       -------      -------        -----
      Total                             36,599       35,440         4.30%
                                       -------      -------        -----

COLLATERALIZED MORTGAGE OBLIGATIONS
   1-5 years                               249          243         4.10%
   5-10 years                              499          478         3.55%
   Over 10 years                         1,553        1,509         4.12%
                                       -------      -------        -----
      Total                              2,301        2,230         4.00%
                                       -------      -------        -----

STATE AND MUNICIPAL OBLIGATIONS
   Under 1 Year                             45           45         8.71%
   1-5 years                             1,121        1,156        10.30%
   5-10 years                            4,529        4,447         8.04%
   Over 10 years                         3,233        3,121         7.35%
                                       -------      -------        -----
      Total                              8,928        8,769         8.08%
                                       -------      -------        -----

OTHER SECURITIES
   Equity securities                         4           24         0.00%
                                      --------     --------        -----
TOTAL SECURITIES AVAILABLE FOR SALE   $125,268     $121,946         5.80%
                                      ========     ========        =====

HELD TO MATURITY

STATE AND MUNICIPAL OBLIGATIONS
   Under 1 Year                       $  1,304     $  1,319        10.90%
   1-5 years                             2,359        2,467        10.80%
   5-10 years                            5,099        5,193         9.86%
   Over 10 years                        11,500       11,504         9.44%
                                      --------     --------        -----
TOTAL SECURITIES HELD TO MATURITY     $ 20,262     $ 20,483         9.76%
                                      ========     ========        =====

     C Excluding holdings of U.S. Agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2005.

     III  LOAN PORTFOLIO

          A    TYPES OF LOANS

               The amounts of gross loans outstanding at December 31, 2005, 2004, 2003, 2002 and 2001 are shown in the following table according to types of loans:

                                                    DECEMBER 31,
                                ----------------------------------------------------
(In thousands)                    2005       2004       2003       2002       2001
                                --------   --------   --------   --------   --------
Commercial loans                $ 32,675   $ 35,309   $ 28,049   $ 21,060   $ 21,502
Commercial real estate loans      97,706     83,103     68,902     69,287     61,963
Residential real estate loans     57,746     55,062     52,237     52,535     54,153
Installment loans                 43,884     41,973     49,421     45,006     45,722
                                --------   --------   --------   --------   --------
   Total loans                  $232,011   $215,447   $198,609   $187,888   $183,340
                                ========   ========   ========   ========   ========

               Construction loans were not significant at any date indicated above.

          B    MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
               RATES

               The following is a schedule of commercial and commercial real estate loans at December 31, 2005 maturing within the various time frames indicated:

                               ONE YEAR   ONE THROUGH      AFTER
(In thousands)                  OR LESS    FIVE YEARS   FIVE YEARS     TOTAL
                               --------   -----------   ----------   --------
Commercial loans                $15,956     $ 9,631       $ 7,088    $ 32,675
Commercial real estate loans     42,653      47,867         7,186      97,706
                                -------     -------       -------    --------
   Total                        $58,609     $57,498       $14,274    $130,381
                                =======     =======       =======    ========

               The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31, 2005 due to mature after one year:

                                FIXED    VARIABLE
(In thousands)                   RATE      RATE     TOTAL > ONE YEAR
                               -------   --------   ----------------
Commercial loans               $ 6,078    $10,641        $16,719
Commercial real estate loans     6,101     48,952         55,053
                               -------    -------        -------
   Total                       $12,179    $59,593        $71,772
                               =======    =======        =======

               Variable rate loans are those loans with floating or adjustable interest rates.

          C    RISK ELEMENTS

               1.   NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

               The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2005, 2004 and 2003:

                                                  DECEMBER 31,
                                             ----------------------
(In thousands)                                2005     2004    2003
                                             ------   ------   ----
Nonaccrual basis (1)                         $1,144   $1,106   $101
Accruing loans 90 days or greater past due      417      500    655
Impaired loans (2)                               --       --     --

(1)  There were no restructured loans at any of the dates indicated above.

(2) Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not considered material during any of the periods presented.

               The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $42,000, $30,000 and $1,000 for the years ended December 31, 2005, 2004 and 2003.

               Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

               The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting for Creditors for Impairment of a Loan." SFAS 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the fair value of the collateral.

               Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

               At December 31, 2005 and 2004, the amount of the Company's impaired loans were not material to the consolidated financial statements.

               2.   POTENTIAL PROBLEM LOANS

               The Company had no potential problem loans as of December 31, 2005 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

               3.   LOAN CONCENTRATIONS

               Refer to Page 55, Note K of Notes to Consolidated Financial Statements set forth in our 2005 Annual Report, which is incorporated herein by reference.

     IV SUMMARY OF LOAN LOSS EXPERIENCE

          For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer pages 16 of the "Management's Discussion and Analysis" and Notes to Consolidated Financial Statements set forth in our 2005 Annual Report, which is incorporated herein by reference.

          A    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

               The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2005, 2004, 2003, 2002 and 2001:

                                              2005       2004        2003       2002       2001
                                            --------   --------    --------   --------   --------
                                                              (Dollars in thousands)
LOANS
Loans outstanding                           $232,011   $215,447    $198,608   $187,888   $183,340
Average loans outstanding                   $224,945   $208,658    $192,725   $184,131   $187,995

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year                $  2,995   $  2,843    $  2,971   $  2,879   $  2,790
Loan Charge-offs:
   Commercial                                     89         58         250        135        268
   Commercial real estate                         --         --          79         45         --
   Residential real estate                       331         16          28         84         67
   Installment                                   342        645         459        507        728
                                            --------   --------    --------   --------   --------
Total loan charge-offs                           762        719         816        771      1,063
                                            --------   --------    --------   --------   --------
Loan recoveries
   Commercial                                      7          4           3         17         27
   Commercial real estate                         --         --          --         --         --
   Residential real estate                        50          7           3          1         10
   Installment                                   202        242         142        215        335
                                            --------   --------    --------   --------   --------
Total loan recoveries                            259        253         148        233        372
                                            --------   --------    --------   --------   --------
Net loan charge-offs                             503        466         668        538        691
Provision for loan losses                        412        618         540        630        780
                                            --------   --------    --------   --------   --------
Balance at end of year                      $  2,904   $  2,995    $  2,843   $  2,971   $  2,879
                                            ========   ========    ========   ========   ========
Ratio of net charge-offs to average loans       0.22%      0.22%       0.35%      0.29%      0.37%
                                            --------   --------    --------   --------   --------

     B    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

          The following table allocates the allowance for possible loan losses at December 31, 2005, 2004, 2003, 2002 and 2001. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Banks' service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

                      2005                    2004                    2003                    2002                    2001
(Dollars in  ----------------------  ----------------------  ----------------------  ----------------------  ----------------------
thousands)   Allowance   % Loans to  Allowance   % Loans to  Allowance   % Loans to  Allowance   % Loans to  Allowance   % Loans to
Loan type      Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans
-----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
Commercial     $  502      14.08%      $  530      16.39%      $  452      14.13%      $  361      11.21%      $  325      11.73%
Commercial
   Real
   Estate       1,092      42.11%       1,136      38.57%       1,005      34.69%         965      36.88%         872      33.80%
Residential
   Real
   Estate         310      24.89%         313      25.56%         387      26.30%         403      27.96%         381      29.54%
Installment       739      18.92%         532      19.48%         982      24.88%         879      23.95%         613      24.93%
Unallocated       261        N/A          484        N/A           17        N/A          363        N/A          688        N/A
               ------     ------       ------     ------       ------     ------       ------     ------       ------     ------
   Total       $2,904     100.00%      $2,995     100.00%      $2,843     100.00%      $2,971     100.00%      $2,879     100.00%
               ======     ======       ======     ======       ======     ======       ======     ======       ======     ======

     V    DEPOSITS

          A    SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

               Refer to Management's Discussion and Analysis and Results of Operations "Average Balances, Net Interest Income and Yields Earned and Rates Paid" set forth in our 2005 Annual Report and incorporated herein by reference.

          B    MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

               The time to remaining maturity for time deposits in excess of $100,000 are:

                             2005
                           -------
(Dollars in thousands)
Less than 3 months         $10,961
Over 3 through 6 months      3,489
Over 6 through 12 months    10,082
Over 12 months              14,591
                           -------
Totals                     $39,123
                           =======

     VI   RETURN ON EQUITY AND ASSETS

          Our dividend payout ratio and equity to assets ratio:

                                 DECEMBER 31,
                        -----------------------------
                         2005    2004    2003    2002
                        -----   -----   -----   -----
Dividend Payout Ratio   60.76%  55.84%  45.88%  50.00%
Equity to Assets         7.88%   8.26%   8.43%   8.89%

          For other ratios refer to the inside front cover of our 2005 Annual Report to Shareholders, incorporated herein by reference.

     VII  SHORT-TERM BORROWINGS

          Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                   2005      2004      2003
                                                 -------   -------   -------
                (In thousands)
Balance at December 31                           $ 7,142   $12,612   $ 5,485
Weighted average interest rate at December 31       2.58%     0.96%     0.81%
Average daily balance during the year            $10,129   $ 9,013   $ 8,766
Average interest rate during the year               2.96%     0.92%     0.83%
Maximum month-end balance during the year        $14,555   $12,632   $13,980

          Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices.

          Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

                                                   2005      2004      2003
                                                 -------   -------   -------
                (In thousands)
Balance at December 31                           $35,000   $32,500   $15,283
Weighted average interest rate at December 31       3.62%     2.70%     1.11%
Average daily balance during the year            $27,217   $29,466   $ 7,103
Average interst rate during the year                3.44%     1.90%     1.45%
Maximum month-end balance during the year        $36,057   $36,895   $15,283

          No other individual component of borrowed funds comprised more than 30% of shareholders' equity and accordingly is not disclosed in detail.

          SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

          Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

                                       Executive Officers Positions held
Name                     Age           with Company; Business Experience
----                     ---   -------------------------------------------------
James W. Everson          67   Chairman, President and Chief Executive Officer

Scott Everson             38   Senior Vice President and Chief Operating Officer

Randall M. Greenwood      42   Senior  Vice  President  and  Chief  Financial
                               Officer, Treasurer

James A. Lodes            59   Vice President - Lending

Norman F. Assenza, Jr.    59   Vice President - Operations and Secretary

Michael A. Lloyd          37   Vice President - Information Systems

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

          Each of these Executive Officers are serving at-will in their current positions. The Officers have held the positions for the following time periods: James W. Everson, 23 years, Norman F. Assenza, Jr., 23 years, James A. Lodes, 10 years, and Randall M. Greenwood, 8 years.

ITEM 1A. RISK FACTORS

     An investment in the Company's common stock is subject to risks inherent to the Company's business. The material risks and uncertainties that Management believes affect the Company are described below. Before making an investment decision, investors should carefully consider the risks and uncertainties described below together with all the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also impair the Company's business operations. This report is qualified in its entirety by these risk factors.

     If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and investors would lose all or part of their investment.

RISKS RELATED TO THE COMPANY'S BUSINESS

     INTEREST RATE RISK - The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest income paid on interest bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic and market conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company's ability to originate loans and obtain deposits and the fair values of the Company's financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate or decrease at a slower rate than the interest rates received on loans and investments, the Company's net interest income, and therefore earnings, could be adversely affected.

     Although Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, or prolonged change in market interest rates or in the term structure of interest rates could have a material adverse effect on the Company's financial condition and results of operations. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this report for further discussion related to the Company's management if interest rate risk.

     LENDING RISK - There are inherent risks associated with the Company's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in economic conditions in the markets where the Company operates as well as those across the State of Ohio and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

     The Company maintains an Allowance for Loan Losses, which is a reserve established through a provision for loan losses charged to expense, that represents Management's best estimate of probable loan losses that have been incurred within the existing portfolio of loans. The Allowance, in the judgment of Management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the Allowance reflects Management's continuing evaluation of loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the Allowance inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company's control, may require an increase in the Allowance. In addition, bank regulatory agencies periodically review the Company's Allowance and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of Management.

     ECONOMIC RISK - The Company's success depends significantly on the general economic conditions of Southeastern and Central Ohio. Unlike larger regional or national banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Southeast and Central Ohio and Northeast West Virginia. The local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans, and the stability of the Company's deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations.

     COMPETITIVE RISK - The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include regional and national banks within the market the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, and insurance. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints, and may have lower cost structures. Additionally, many competitors may be able to achieve economies of scale, and as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. Increased competition could adversely affect the Company's growth and profitability, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

     REGULATORY RISK - The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial products and services, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

     FAILURE OR CIRCUMVENTION OF CONTROLS AND PROCEDURES - Management regularly reviews and updates the Company's internal controls, disclosure controls, and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 PROPERTIES

     The Company owns and operates its Main Office in Martins Ferry, Ohio and the following offices:

Location
--------
Bridgeport, Ohio         Owned
Colerain, Ohio           Owned
Jewett, Ohio             Owned
St. Clairsville, Ohio    Leased
Dover, Ohio              Owned
Dellroy, Ohio            Owned
New Philadelphia, Ohio   Owned
Strasburg, Ohio          Owned
Sherrodsville, Ohio      Owned
Glouster, Ohio           Owned
Glouster, Ohio           Owned
Amesville, Ohio          Owned
Nelsonville, Ohio        Owned
Lancaster, Ohio          Owned
Lancaster, Ohio          Owned
Lancaster, Ohio          Owned

     Management believes the properties described above to be in good operating condition for the purpose for which they are used. The properties are unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured.

ITEM 3 LEGAL PROCEEDINGS

     There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries is a party or to which any of its property is subject.

     United Bancorp and its subsidiaries have not been required to pay a penalty to the IRS for failing to make disclosures with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders for a vote during the fourth quarter of 2005.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Refer to Page 7, "Shareholder Information" of the 2005 Annual Report To Shareholders and refer to Page 43, Note A, Number 19, of the Notes to the Consolidated Financial Statements of the Company in the 2005 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

                                           ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  (C)                       (D)
                                                            TOTAL NUMBER OF         MAXIMUM NUMBER (OR
                      (A)                                  SHARES (OR UNITS)     APPROXIMATE DOLLAR VALUE)
                TOTAL NUMBER OF            (B)           PURCHASED AS PART OF    OF SHARES (OR UNITS) THAT
               SHARES (OR UNITS)    AVERAGE PRICE PAID    PUBLICLY ANNOUNCED    MAY YET BE PURCHASED UNDER
   PERIOD          PURCHASED       PER SHARE (OR UNIT)     PLANS OR PROGRAMS       THE PLANS OR PROGRAMS
   ------      -----------------   -------------------   --------------------   --------------------------
Month #l
10/1/2005 to
10/31/2005

Month #2
11/1/2005 to
11/30/2005

Month #3
12/1/2005 to         27,500               $11.95                27,500                  $1,671,000
12/31/2005
                     ------               ------                ------                  ----------
Total                27,500               $11.95                27,500                  $1,671,000
                     ======               ======                ======                  ==========

UNITED BANCORP PURCHASED THESE SHARES UNDER A STOCK PURCHASE PROGRAM PUBLICLY ANNOUNCED BY A PRESS RELEASE ISSUED ON NOVEMBER 16, 2005, UNDER WHICH ITS BOARD OF DIRECTORS AUTHORIZED MANAGEMENT TO CAUSE THE COMPANY TO PURCHASE UP TO $2 MILLION OF ITS COMMON SHARES OVER A TWO-YEAR PERIOD. SUCH AUTHORIZATION WILL EXPIRE ON NOVEMBER 15, 2007.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

     Refer to inside front cover, "Decade of Progress" of the 2005 Annual Report To Shareholders, which is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Refer to Pages 14-28, "Management's Discussion and Analysis" of the 2005 Annual Report To Shareholders.

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

The following table sets forth the Company's contractual obligations at December 31, 2005:

                                               PAYMENT DUE BY PERIOD
                              -------------------------------------------------------
                                        LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS        TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------       -------   ---------   ---------   ---------   ---------
Long term debt obligations    $47,334    $36,483      $7,181      $1,270      $2,400
Operating lease obligations        18         18          --          --
Loan and standby letters
   of credit commitments       32,500     32,500          --          --          --
                              -------    -------      ------      ------      ------
Total                         $79,852    $69,001      $7,181      $1,270      $2,400
                              =======    =======      ======      ======      ======

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to Page 21-23 "Asset/Liability Management and Sensitivity to Market Risks" of the 2005 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to Page 29-60 of the 2005 Annual Report To Shareholders, which is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

     The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B OTHER INFORMATION

     None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers of the Company is set forth in
     Part I, "Supplemental Item - Executive Officers of Registrant." Other information responding to this Item 10 is included in the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated by reference under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", on pages 7 through 11 and page 24, respectively. Information concerning the Audit Committee Financial Expert is included in the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Committees of the Board - Audit Committee", page 8 and is incorporated herein by reference.

     The Company's Board of Directors has adopted a Code of Ethics that applies to its Principal Executive, Principal Financial, and Principal Accounting Officers. A copy of the Company's Code of Ethics is posted and can be viewed on the Company's internet web site at http://www.unitedbancorp.com. In the event the Company amends or waives any provision of its Code of Ethics which applies to its Principal Executive, Principal Financial, or Principal Accounting Officers, and which relates to any element of the code of ethics definition set forth in Item 406(b) of Regulation S-K, the Company shall post a description of the nature of such amendment or waiver on its internet web site. With respect to a waiver of any relevant provision of the code of ethics, the Company shall also post the name of the person to whom the waiver was granted and the date of the waiver grant.

ITEM 11 EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the captions titled "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" of the Registrant's Proxy Statement for 2006 Annual Meeting of Shareholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

     The information contained in the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Ownership of Voting Shares" is incorporated herein by reference.

     The following table is a disclosure of securities authorized for issuance under equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                   Number of securities remaining
                                  Number of securities to be                                       available for future issuance
                                   issued upon exercise of      Weighted-average exercise price   under equity compensation plans
                                outstanding options, warrants       of outstanding options,       (excluding securities reflected
                                          and rights                  warrants and rights                  in column (a))
                                -----------------------------   -------------------------------   -------------------------------
Equity compensation plans
approved bysecurity holders                 94,609                           $11.51                               0

Equity compensation plans not
approved by security holders
                                            ------                           ------                             ---
   Total                                    94,609                           $11.51                               0
                                            ======                           ======                             ===

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the caption titled "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Certain Transactions" in the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference from the section under the caption "Principal Accounting Firm Fees" of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT/SCHEDULES

     FINANCIAL STATEMENTS

     (a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated February 28, 2006, appear on pages 29 through 60 of the United Bancorp, Inc. 2005 Annual Report and are incorporated herein by reference.

               Consolidated Statements of Financial Condition
               December 31, 2005 and 2004

               Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003

               Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

               Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

               Report of Independent Registered Public Accounting Firm

                                    EXHIBITS

Exhibit Number   Exhibit Description
--------------   -------------------
     3.1         Amended Articles of Incorporation (1)

     3.2         Amended Code of Regulations (2)

     10.1        James W. Everson Change in Control Agreement (3)

     10.2        Randall M. Greenwood Change in Control agreement (3)

     10.3        Scott A. Everson Change in Control Agreement (3)

     10.4        Norman F. Assenza Change in Control Agreement (3)

     10.5        James A. Lodes Change in Control Agreement (3)

     10.6        Michael A. Lloyd Change in Control Agreement (3)

     10.7        United Bancorp, Inc. Stock Option Plan (4)

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

     10.10       United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks
                 Directors Deferred Compensation Plan. (5)

     10.11       Amended and Restated Trust Agreement among United Bancorp, Inc.
                 as Depository, Wilmington Trust Company, as Property Trustee,
                 Wilmington Trust Company, as Delaware Trustee, and
                 Administrative Trustees, dated as of November 17, 2005.

     10.12       Junior Subordinated Indenture between United Bancorp, Inc. and
                 Wilmington Trust Company, as Trustee, dated as of November 17,
                 2005.

     10.13 Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005.

     13          2005 Annual Report

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

(Registrant) United Bancorp, Inc.


By: /s/ James W. Everson                March 29, 2004
    ---------------------------------
    James W. Everson, Chairman,
    President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ James W. Everson                March 29, 2006
    ---------------------------------
    James W. Everson, Chairman,
    President & CEO


By: /s/ Randall M. Greenwood            March 29, 2006
    ---------------------------------
    Randall M. Greenwood, Senior Vice
    President & CFO


By: /s/ Michael J. Arciello             March 29, 2006
    ---------------------------------
    Michael J. Arciello, Director


By: /s/ Terry A. McGhee                 March 29, 2006
    ---------------------------------
    Terry A. McGhee, Director


By: /s/ John M. Hoopingarner            March 29, 2006
    ---------------------------------
    John M. Hoopingarner, Director


By: /s/ Richard L. Riesbeck             March 29, 2006
    ---------------------------------
    Richard L. Riesbeck, Director


By: /s/ L.E. Richardson, Jr.            March 29, 2006
    ---------------------------------
    L.E. Richardson, Jr., Director


By: /s/ Matthew C. Thomas               March 29, 2006
    ---------------------------------
    Matthew C. Thomas, Director

EXHIBIT INDEX

Exhibit Number   Exhibit Description
--------------   -------------------
     3.1         Amended Articles of Incorporation (1)

     3.2         Amended Code of Regulations (2)

     10.1        James W. Everson Change in Control Agreement (3)

     10.2        Randall M. Greenwood Change in Control agreement (3)

     10.3        Scott A. Everson Change in Control Agreement (3)

     10.4        Norman F. Assenza Change in Control Agreement (3)

     10.5        James A. Lodes Change in Control Agreement (3)

     10.6        Michael A. Lloyd Change in Control Agreement (3)

     10.7        United Bancorp, Inc. Stock Option Plan (4)

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

     10.10       United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks
                 Directors Deferred Compensation Plan. (5)

     10.11       Amended and Restated Trust Agreement among United Bancorp, Inc.
                 as Depository, Wilmington Trust Company, as Property Trustee,
                 Wilmington Trust Company, as Delaware Trustee, and
                 Administrative Trustees, dated as of November 17, 2005.

     10.12       Junior Subordinated Indenture between United Bancorp, Inc. and
                 Wilmington Trust Company, as Trustee, dated as of November 17,
                 2005.

     10.13 Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005.

     13          2005 Annual Report

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