Form 10-Q
period 2006-03-31
UNITED BANCORP INC /OH/
filed 2006-05-15
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 0-16540

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its charter.)

              OHIO                                                34-1405357
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE.)

LARGE ACCELERATED FILER [ ]   ACCELERATED FILER [ ]   NON-ACCELERATED FILER [X]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN EXCHANGE ACT RULE 12B-2).

YES       NO   X
    -----    -----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

        COMMON STOCK, $1.00 PAR VALUE 4,624,265 SHARES AS OF MAY 1, 2006

PART I
FINANCIAL INFORMATION

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousand, except per share data)

                                                                                MARCH 31,    DECEMBER 31,
                                                                                   2006          2005
                                                                               -----------   ------------
                                                                               (Unaudited)
                                   ASSETS

Cash and due from financial institutions                                        $ 11,569       $ 10,009
Interest-bearing deposits in other financial institutions                          3,310          3,868
                                                                                --------       --------
         Total cash and cash equivalents                                          14,879         13,877
Securities available for sale - at market                                        127,373        121,946
Securities held to maturity - estimated fair value of $20,107 and
   $20,483 at March 31, 2006 and December 31, 2005, respectively                  19,895         20,262
Total loans                                                                      232,908        232,011
Allowance for loan losses                                                         (2,925)        (2,904)
                                                                                --------       --------
         Loans - net                                                             229,983        229,107
Federal Home Loan Bank stock - at cost                                             4,367          4,306
Premises and equipment                                                             7,520          7,605
Accrued interest receivable                                                        2,738          2,363
Other real estate and repossessions                                                1,210          1,244
Core deposit and other intangible assets                                              17             18
Bank-owned life insurance                                                          8,252          8,186
Other assets                                                                       3,236          3,019
                                                                                --------       --------
         Total assets                                                           $419,470       $411,933
                                                                                ========       ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits
   Noninterest-bearing                                                          $ 24,848       $ 26,614
   Interest-bearing                                                               91,274         82,295
Savings deposits                                                                  36,833         37,634
Time deposits - under $100,000                                                   122,269        121,249
Time deposits - $100,000 and over                                                 38,916         39,123
                                                                                --------       --------
         Total deposits                                                          314,140        306,915
Federal funds purchased                                                            7,454         12,545
Advances from the Federal Home Loan Bank                                          44,801         47,334
Securities sold under agreements to repurchase                                    11,786          7,142
Trade date security purchases                                                      3,990             --
Subordinated debentures                                                            4,000          4,000
Accrued expenses and other liabilities                                             1,209          1,517
                                                                                --------       --------
         Total liabilities                                                       387,380        379,453

Commitments                                                                           --             --
Shareholders' equity
   Preferred stock - 2,000,000 shares without par value authorized;
      no shares issued                                                                --             --
   Common stock - $1 par value; 10,000,000 shares authorized;
      4,624,265 and 4,615,111 shares issued at March 31, 2006
      and December 31, 2005, respectively                                          4,624          4,615
   Additional paid-in capital                                                     27,030         26,919
   Retained earnings                                                               7,878          7,776
   Stock held by deferred compensation plan; 83,434 and 83,024
      shares at March 31, 2006 and December 31, 2005, respectively - at cost        (908)          (892)
   Treasury stock - 37,500 and 27,500 shares at March 31, 2006 and
      December 31, 2005, respectively - at cost                                     (438)          (329)
   Less required contributions for shares acquired by Employee Stock
      Ownership Plan (ESOP)                                                       (3,417)        (3,417)
   Accumulated comprehensive loss, unrealized losses on securities
      designated as available for sale, net of related tax benefits               (2,679)        (2,192)
                                                                                --------       --------
         Total shareholders' equity                                               32,090         32,480
                                                                                --------       --------
         Total liabilities and shareholders' equity                             $419,470       $411,933
                                                                                ========       ========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

               For the three months ended March 31, 2006 and 2005

                      (In thousand, except per share data)

                                                                2006     2005
                                                               ------   ------
                                                                 (Unaudited)
Interest and dividend income
   Loans, including fees                                       $4,172   $3,534
   Taxable securities                                           1,390    1,327
   Non-taxable securities                                         300      316
   Federal funds sold                                              50        1
   Dividends on Federal Home Loan Bank stock and other             73       45
                                                               ------   ------
         Total interest and dividend income                     5,985    5,223
Interest expense
   Deposits
      Demand                                                      485      146
      Savings                                                      31       38
      Time                                                      1,568    1,381
   Borrowings                                                     751      409
                                                               ------   ------
         Total interest expense                                 2,835    1,974
                                                                        ------
         Net interest income                                    3,150    3,249
Provision for loan losses                                         102      144
                                                               ------   ------
         Net interest income after provision for loan losses    3,048    3,105
Noninterest income
   Service charges on deposit accounts                            350      314
   (Loss) gain on sales of securities designated
      as available for sale                                       (30)       3
   Gain on sale of loans                                            5        6
   Other income                                                   287      243
                                                               ------   ------
         Total noninterest income                                 612      566
Noninterest expense
   Salaries and employee benefits                               1,463    1,365
   Occupancy and equipment                                        330      330
   Professional services                                          114      102
   Insurance                                                       82       75
   Franchise and other taxes                                       98       99
   Advertising                                                    105       82
   Stationery and office supplies                                  60       66
   Amortization of intangibles                                      1        4
   Other expenses                                                 536      497
                                                               ------   ------
         Total noninterest expense                              2,789    2,620
                                                               ------   ------
         Earnings before income taxes                             871    1,051
Income tax expense                                                169      230
                                                               ------   ------
         Net Earnings                                          $  702   $  821
                                                               ======   ======
         EARNINGS PER COMMON SHARE
            Basic                                              $ 0.17   $ 0.20
                                                               ======   ======
            Diluted                                            $ 0.17   $ 0.20
                                                               ======   ======
            Dividends per share                                $ 0.13   $0.118
                                                               ======   ======

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2006 and 2005

                                 (In thousands)

                                                                   2006      2005
                                                                 -------   -------
                                                                    (Unaudited)
Net earnings                                                     $   702   $   821
Other comprehensive loss, net of related tax effects:
   Unrealized holding losses on securities during
      the period, net of tax benefits of $261 and
      $603 in 2006 and 2005, respectively                           (507)   (1,170)
   Reclassification adjustment for realized gains (losses)
      included in earnings, net of taxes (benefits) of $10 and
      $(1) in 2006 and 2005, respectively                             20        (2)
                                                                 -------   -------
Comprehensive income (loss)                                      $   215   $  (351)
                                                                 =======   =======
Accumulated comprehensive loss                                   $(2,679)  $(1,807)
                                                                 =======   =======

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2006 and 2005

                                 (In thousands)

                                                                      2006      2005
                                                                    -------   -------
                                                                       (Unaudited)
Cash flows from operating activities:
   Net earnings                                                     $   702   $   821
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                                        133       182
   Provision for loan losses                                            102       144
   Deferred taxes                                                         2        --
   Federal Home Loan Bank stock dividends                               (61)      (43)
   Loss (gains) on sales or calls of securities                          30        (3)
   Amortization of premiums and discounts on securities, net            183       114
   Gain on sale of loans                                                 (5)       (6)
   Increase in value of bank owned life insurance                       (66)      (65)
   Amortization of mortgage servicing rights                             21        20
   Loss (gains) on sale of real estate owned                             11        (3)
   Net change in accrued interest receivable and other assets          (496)     (566)
   Net change in accrued expenses and other liabilities                 (55)       27
                                                                    -------   -------
      Net cash provided by operating activities                         501       622

Cash flows provided by (used in) investing activities:
   Securities available for sale:
      Sales                                                           2,138     4,580
      Maturities, prepayments and calls                               1,636    13,784
      Purchases                                                      (6,046)   (8,406)
   Securities held to maturity:
      Maturities, prepayments and calls                                 375        50
      Purchases                                                          --    (1,947)
   Net change in loans                                                 (973)   (3,368)
   Proceeds from sale of real estate owned                               30       128
   Purchase of bank owned life insurance                                 --      (266)
   Purchases of premises and equipment                                  (46)      (53)
                                                                    -------   -------
      Net cash provided by (used in) investing activities            (2,886)    4,502

Cash flows provided by (used in) financing activities:
   Net change in deposits                                             7,225       110
   Net change in short-term borrowings                               (3,002)   (4,108)
   Principal payments on long-term debt                                (231)     (261)
   Cash dividends paid                                                 (600)     (503)
   Proceeds from issuance of shares to Dividend Reinvestment Plan       105        89
   Proceeds from exercise of stock options                               --        68
   Tax benefits related to exercise of stock options                     --       114
   Treasury stock purchases                                            (110)     (285)
                                                                    -------   -------
      Net cash provided by (used in) financing activities             3,387    (4,776)
                                                                    -------   -------
Net increase in cash and cash equivalents                             1,002       348
Cash and cash equivalents at beginning of period                     13,877     7,581
                                                                    -------   -------
Cash and cash equivalents at end of period                          $14,879   $ 7,929
                                                                    =======   =======
Supplemental disclosure of cash flow information:
   Interest paid on deposits and borrowings                         $ 2,709   $ 1,971
                                                                    =======   =======
Supplemental disclosure of noncash investing activities:
   Transfer from loans to other real estate
      and repossessions                                             $     8   $    --
                                                                    =======   =======
   Recognition of mortgage servicing rights                         $    35   $    20
                                                                    =======   =======
   Unrealized losses on securities designated as
      available for sale, net of related tax benefits               $  (487)  $(1,172)
                                                                    =======   =======

                              UNITED BANCORP, INC.

ITEM I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at March 31, 2006, and its results of operations and cash flows for the three month period presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2005 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q.

1. Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. ("UNITED" or "the Company"), an Ohio corporation, and its wholly-owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio ("CITIZENS") and The Community Bank, Lancaster, Ohio ("COMMUNITY"), (collectively hereinafter "the Banks"). All intercompany transactions and balances have been eliminated in consolidation.

2. Nature of Operations/Segments

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

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less shares in the ESOP which are unallocated and not committed to be released. At March 31, 2005, the ESOP held 322,319 unallocated shares which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans. Earnings and dividends per share for the quarter ended March 31, 2005 have been restated for the stock split in the form of a dividend declared and distributed in the fourth quarter of 2005. The computation is as follows:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -----------------------
                                                     2006         2005
                                                  ----------   ----------
BASIC
   Net earnings (in thousands)                    $      702   $      821
                                                  ==========   ==========
   Weighted average common shares outstanding      4,182,375    4,166,957
                                                  ==========   ==========
   Basic earnings per common share                $     0.17   $     0.20
                                                  ==========   ==========
DILUTED
   Net earnings (in thousands)                    $      702   $      821
                                                  ==========   ==========
   Weighted average common shares outstanding
      for basic earnings per common share          4,182,375    4,166,957
   Add: Dilutive effects of assumed exercise of
      stock options                                    1,541       10,176
                                                  ----------   ----------
   Average shares and dilutive potential
      common shares                                4,183,916    4,177,133
                                                  ==========   ==========
Diluted earnings per common share                 $     0.17   $     0.20
                                                  ==========   ==========

Outstanding options to purchase 22,042 shares of common stock were excluded from the computation of common share equivalents for both the three months ended March 31, 2006 and 2005, because the exercise prices were greater than the average market prices of common shares.

5. Stock Options and Benefit Plans

The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant adjusted for stock dividends and stock splits.

Effective January 1, 2006, the Company accounts for it stock option plan in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 123(R), "Share-Based Payment." This standard requires the Company to measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. The Company will recognize

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options and Benefit Plans (continued)

compensation cost for the portion of awards for which the requisite service period has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation costs totaling $5,000 for the quarter ended March 31, 2006 upon adoption of SFAS No. 123(R) was based upon the grant date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123 (R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost ("excess tax benefits") be classified as financing cash flows. There were no options exercised in the three months ended March 31, 2006, while $114,000 of tax benefits related to exercise of stock options realized for the three months ended March 31, 2005 was reclassified to financing activities.

Prior to January 1, 2006, the Company accounted for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits companies to continue to account for stock options and similar equity investments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB No. 25 are required to make pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting defined is SFAS No. 123 had been applied.

Prior to January 1, 2006, the Company applied APB Opinion No. 25 and related Interpretations in accounting for it stock option plan. Accordingly, no compensation cost has been recognized in 2005 for the plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reported at the pro-forma amounts indicated in the table below.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                                    2005
                                             ------------------
NET EARNINGS (In thousands)
      As reported                                  $ 821
      Stock-based compensation, net of tax            (2)
                                                   -----
      Pro-forma                                    $ 819
                                                   =====
EARNINGS PER SHARE
   BASIC
      As reported                                  $0.20
      Stock-based compensation, net of tax            --
                                                   -----
      Pro-forma                                    $0.20
                                                   =====
   DILUTED
      As reported                                  $0.20
      Stock-based compensation, net of tax            --
                                                   -----
      Pro-forma                                    $0.20
                                                   =====

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options and Benefit Plans (continued)

All share and per share prices have been restated to reflect the stock split distributed in 2005. The fair value of each option granted in 2005 has been estimated using the Black-Scholes options pricing model with the following assumptions; risk-free interest rate of 4.54%, dividend yield of 4.21% and expected volatility of 30.53%. No stock options were granted in 2006. Any option not exercised within the designated time frame will be forfeited. All options become immediately exercisable upon retirement, death, or 9 1/2 years after issuance, or in the event of a change in control of the Company.

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon historical volatility of the Company's stock.

The stock option plan has expired; therefore, there are no options available for grant as of March 31, 2006.

A summary of the status of the Company's stock option plan for the three months ended March 31, 2006 and 2005 is presented below:

                                                         2006                  2005
                                                 -------------------   --------------------
                                                           WEIGHTED-              WEIGHTED-
                                                            AVERAGE                AVERAGE
                                                            EXERCISE               EXERCISE
                                                  SHARES     PRICE      SHARES      PRICE
                                                 -------   ---------   --------   ---------
Outstanding at beginning of quarter               94,609     $11.51    112,228      $ 8.47
Granted                                               --         --     11,000       13.50
Exercised                                             --         --    (53,680)       7.21
Forfeited                                        (29,027)     11.22         --          --
                                                 -------     ------    -------      ------
Outstanding at end of period                      65,582     $11.64     69,548      $10.25
                                                 =======     ======    =======      ======
Options exercisable at period-end                  5,147     $10.51     34,445      $ 7.85
                                                 =======     ======    =======      ======
Options expected to be exercisable at year-end    10,904                 6,335
                                                 =======               =======
Weighted-average fair value of
   options granted during the period                         $   --                 $ 3.11
                                                             ======                 ======

The following table summarizes information about stock options outstanding at March 31, 2006:

             OPTIONS                    OPTIONS      REMAINING
EXERCISE   OUTSTANDING     DATE OF    EXERCISABLE   CONTRACTUAL
  PRICE     AT 3/31/06   EXPIRATION    AT 3/31/06       LIFE
--------   -----------   ----------   -----------   -----------
 $ 7.56        2,410      05/14/06       2,410        .2 years
  10.70       24,081      05/15/15          --       9.0 years
  11.27       17,050      01/16/15          --       8.8 years
  12.82        8,494      12/01/06       2,379        .6 years
  13.50       11,000       8/23/14          --       8.4 years
  15.02        2,547      07/07/07         358       1.3 years

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options and Benefit Plans (continued)

The Company received net cash of $68,000 from the options exercised during the first three months of 2005. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The Company initiated an Employee Stock Ownership Plan ("ESOP") in November 2005 that provided for the purchase of 322,319 treasury shares from the Company. No share allocations were awarded in 2005, and accordingly, no expense was recognized in 2005. The Company's loan to the ESOP will be repaid from contributions by the Banks over a 15 year period.

A defined benefit pension plan covers all employees 21 or over, who have completed 1,000 hours of service during an anniversary year, measured from date of hire. The plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets consist of primarily common stock and debt instruments. Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized.

The Company offers a 401(k) plan, which covers all employees who have attained the age of 21 and have completed one year of service. Eligible employees may contribute up to $15,000 in 2006 and employees who have attained the age of 50 years or older may contribute an additional $5,000 in 2006. The Company may make a discretionary matching contribution equal to a percentage of each participant's elective deferral not to exceed 6% of the participant's annual compensation. Employee contributions are always vested. Employer contributions become 100% vested after 3 years of service.

6. Income Taxes

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

Deferred income taxes result from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, mortgage servicing rights, the loan loss allowance, amortization of intangibles, deferred compensation and pension expense. Additionally, a temporary difference is recognized for depreciation computed using accelerated methods for federal income tax purposes.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Effects of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application allowed. The Corporation is currently evaluating SFAS No. 155, but does not expect it to have a material effect on the Corporation's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140," to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

     - Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

     - Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable, and;

     - Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Corporation's financial position or results of operations.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2006 and 2005

NOTE B - BENEFIT PLANS

Pension expense is comprised of the following:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                 -------------------
                                                   2006       2005
                                                 --------   --------
Service cost                                     $ 56,134   $ 59,004
Interest cost                                      39,989     34,404
Expected return on assets                         (43,030)   (43,090)
Amortization of prior service cost, transition
   liability, net loss, and plan amendments         7,492      9,333
                                                 --------   --------
Pension expense                                  $ 60,585   $ 59,651
                                                 ========   ========

NOTE C - OFF-BALANCE SHEET ACTIVITIES

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Company grants retail, commercial and commercial real estate loans to customers primarily located in northeastern, eastern and southeastern Ohio. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Although the Company has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the economic conditions in each borrower's geographic location.

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at indicated dates is as follows:

                                      MARCH 31,   DECEMBER 31,
                                         2006         2005
                                      ---------   ------------
                                           (In thousands)
Commitments to extend credit           $31,544      $29,617
Credit card and ready reserve lines      2,176        2,028
Standby letters of credit                  852          855

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2006 and 2005

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in
Part 1 Item 1A of the Company's 10K for the year ended December 31, 2005, filed on March 30, 2005.

                              UNITED BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of March 31, 2006, as compared to December 31, 2005 and the results of operations for the three months ended March 31, 2006 compared to the same period in 2005. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

The allowance is reviewed monthly by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay and current economic and industry conditions. Also considered as part of that judgement is a review of each bank's trend in delinquencies and loan losses, and economic factors.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition

Earning Assets - Loans

At March 31, 2006, gross loans were $232.9 million compared to $232.0 million at year-end 2005, an increase of approximately $900,000 or 0.4%. The increase in total outstanding loans was the result of net increase in the commercial real estate and installment portfolios.

Installment loans represented 17.8% of total loans at March 31, 2006 compared to 18.9% at December 31, 2005. The indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations.

Commercial and commercial real estate loans comprised 57.3% of total loans at March 31, 2006 compared to 56.2% at December 31, 2005. Commercial and commercial real estate loans have increased $3.1 million, or 2.4% since December 31, 2005. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

Real estate loans were 24.8% of total loans at March 31, 2006 and 24.9% at year-end 2005. The total of real estate loans has remained stable since December 31, 2005. Real estate lending for the three months of 2006 has been extremely slow, particularly with respect to the Company's adjustable rate mortgage products.

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting for Creditors for Impairment of a Loan." SFAS 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the fair value of the collateral. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2006 were approximately $81,000, or 2.8%, of the beginning balance in the allowance for loan losses.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition (continued)

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, nor any derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2006 increased approximately $5.4 million or 4.5% from year-end 2005 totals. Securities held to maturity at March 31, 2006 decreased approximately $367,000 or 1.8% compared to year-end 2005 totals.

Sources of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2006, total core deposits increased approximately $7.4 million, or 2.8%. The Company's interest-bearing demand deposits increased $9.0 million, or 10.9%, noninterest-bearing demand deposits decreased $1.8 million, or 6.6% while certificates of deposits under $100,000 increased by $1.0 million, or 0.8%. During the first quarter of 2006, CITIZENS as part of a strategic move to grow deposits introduced a new product "free checking with interest." Management feels this move will help us strategically over time expand and gain market share in deposits. To our knowledge, no other local competitor is offering a free checking account that pays interest. In addition to paying interest, a debit/ATM product named the "Freedom Card" was issued with the accounts. The benefit of the Freedom Card is to allow our customers to use any ATM in the continental United States without a service fee.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2006, certificates of deposit greater than $100,000 decreased approximately $207,000 or 0.5%, from year-end 2005 totals.

Over the past several years, COMMUNITY has developed several large depository customers. As of March 31, 2006, the nine largest depository customers accounted for approximately 27.7% of COMMUNITY'S certificate of deposits and approximately 74.9% of total certificates of deposits greater than $100,000. These customers also represent 7.5% of COMMUNITY'S demand deposits at March 31, 2006. Total concentration of retail funding is approximately 42.9% of COMMUNITY'S total deposits at March 31, 2006. On a consolidated level, this represents approximately 6.5% of total retail deposits at March 31, 2006 compared to 7.1% at December 31, 2005. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first three months of 2006, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total borrowings, including federal funds purchased, decreased approximately $3.0 million, or 4.4% from year-end 2005 totals.

Net Income

Basic and diluted earnings per share for the three months ended March 31, 2006 totaled $0.17, compared with $0.20 for the three months ended March 31, 2005. In dollars, net income decreased by approximately $119,000 or 14.5% for the three months ended March 31, 2006, compared to the same quarter in 2005.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 3.0%, or approximately $99,000 for the three months ended March 31, 2006 compared to the same period in 2005 due to continued downward pressure on the net interest margin during the current three month period caused by a continued flattening of the yield curve.

Total interest income for the three months ended March 31, 2006 was $6.0 million compared to $5.2 million for the same period in 2005, an increase of $762,000, or 14.6%. The increase can be attributed to the overall growth of the loan portfolio and the increasing interest rates on adjustable rate loans.

Total interest expense for the three months ended March 31, 2006 when compared to the same three-month period ended March 31, 2005, increased by 43.6%, or approximately $861,000. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities, as well as the effect of a higher interest of rate environment in 2006 as compared to 2005. In addition, the Company has recognized approximately $60,000 of interest expense related to the subordinated debentures issued in November 2005.

Provision for Loan Losses

The provision for loan losses was $102,000 for the three months ended March 31, 2006 compared to $144,000 for the same period in 2005. At March 31, 2006 the allowance for loan losses to total gross loans was 1.26% as compared to 1.25% at December 31, 2005. Due to a relatively stable level of net loans charged off for the three months ended March 31, 2006 to 2005 and a relatively stable balance in nonperforming loans over the three months ended March 31, 2006, the Company lowered its year over year provision for loan losses.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended March 31, 2006 and 2005 (continued)

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended March 31, 2006 was approximately $612,000 compared to $566,000 for the same three-month period ended March 31, 2005, an increase of approximately 8.1%, or $46,000. During the three-months ended March 31, 2006, the increase in noninterest income was driven by increase in the servicing income on secondary market loans of approximately $17,000, increased merchant income of $11,000 and gain on sale of other real estate of $11,000.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2006 increased approximately $169,000 or 6.5%, over the three months ended March 31, 2005. Salaries and employee benefits expense increased approximately $98,000 or 7.2% mainly due to annual merit increases and higher costs related to the Company's medical insurance benefits. Advertising expenses increased approximately $23,000 as a result of additional promotional campaigns for the Banks. Other expenses increased approximately $39,000, mainly due to increases in merchant expenses of approximately $12,000 and data communication expenses of approximately $12,000.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2006, totaled $32.1 million compared to $32.5 million at December 31, 2005, a 1.2% decrease. Total shareholders' equity in relation to total assets was 7.7% at March 31, 2006 and 7.9% at December 31, 2005. In May 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

The Company is subject to the regulatory requirements of the Federal Reserve System as a multi-bank holding company. The Banks are subject to regulations of the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Financial Institutions. At March 31, 2006, the Company and the Banks met all regulatory capital requirements.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended March 31, 2006 and 2005 (continued)

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

The Company's securities are all fixed rate and are weighted more heavily towards available for sale which accounts for 86% of the portfolio compared to the 14% for held to maturity securities. The Company primarily invests in U.S. Agency obligations and state and municipal obligations and has a modest amount invested in mortgage-backed securities. Due to total securities approximating 35% of total assets and a small portion of its loan portfolio consisting of long term fixed rate loans, the Company is somewhat sensitive to periods of rising interest rates. In such periods, the Company's net interest spread could be negatively affected because the interest rate paid on deposits may increase faster than the rates earned on loans. Management is continuing to originate variable rate loans as the primary means to manage this risk.

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

               NET PORTFOLIO VALUE
                 MARCH 31, 2006
------------------------------------------------
CHANGE IN RATES   $ AMOUNT   $ CHANGE   % CHANGE
---------------   --------   --------   --------
             (Dollars in thousands)
      +200         23,850     (7.566)     -24%
      +100         27,562     (3,764)     -12%
      Base         31,416
      -100         34,473      3,057       10%
      -200         34,975      3,559       11%

               NET PORTFOLIO VALUE
                DECEMBER 31, 2005
------------------------------------------------
CHANGE IN RATES   $ AMOUNT   $ CHANGE   % CHANGE
---------------   --------   --------   --------
             (Dollars in thousands)
      +200         26,567     (3,988)     -13%
      +100         29,888       (967)      -3%
      Base         30,555
      -100         33,901      3,346       11%
      -200         33,833      3,277       11%

The projected volatility of the net present value at both March 31, 2006 and December 31, 2005 fall within the general guidelines established by the Board of Directors. The NPV table for March 31, 2006 shows that in a rising interest rate environment, the NPV would decrease 12% for a 100 basis point increase in rates and decrease 24% when rates increase 200 basis points. The decrease in a 100 and 200 basis point increase in rate is a result of the Company's available for sale securities portfolio that is invested in fixed-rate securities. As interest rates increase, the market value of the securities declines. However, since the Company currently has the ability to hold these securities to their final maturity, it would not have to recognize any losses. In a falling interest rate environment, the Company's NPV at March 31, 2006 would increase 10% with a 100 basis point decrease in rates and with a 200 basis points decrease in rates the NPC would increase 11%.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Item 4. Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None other than ordinary routine litigation incidental to the Company's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     I

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                 (C)                       (D)
                                                           TOTAL NUMBER OF         MAXIMUM NUMBER (OR
                     (A)                                  SHARES (OR UNITS)    APPROXIMATE DOLLAR VALUE)
               TOTAL NUMBER OF            (B)           PURCHASED AS PART OF    OF SHARES (OR UNITS) THAT
              SHARES (OR UNITS)   AVERAGE PRICE PAID     PUBLICLY ANNOUNCED    MAY YET BE PURCHASED UNDER
PERIOD            PURCHASED       PER SHARE (OR UNIT)     PLANS OR PROGRAMS       THE PLANS OR PROGRAMS
------        -----------------   -------------------   --------------------   --------------------------
Month #l
1/1/2006 to
1/31/2006

Month #2
2/1/2006 to
2/28/2006           10,000               $11.01                10,000                  $1,560,900

Month #3
3/1/2006 to
3/31/2006
                    ------               ------                ------                  ----------
Total               10,000               $11.01                10,000                  $1,560,900
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

                              UNITED BANCORP, INC.

ITEM 5. OTHER INFORMATION

     None

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


                                            /s/ United Bancorp, Inc.
                                            ------------------------------------


Date: May 12, 2006                      By: /s/ James W. Everson
                                            ------------------------------------
                                            James W. Everson
                                            Chairman, President & Chief
                                            Executive Officer


Date: May 12, 2006                      By: /s/ Randall M. Greenwood
                                            ------------------------------------
                                            Randall M. Greenwood
                                            Senior Vice President, Chief
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