Form 10-Q
period 2006-06-30
UNITED BANCORP INC /OH/
filed 2006-08-14
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

       COMMON STOCK, $1.00 PAR VALUE 4,567,317 SHARES AS OF AUGUST 1, 2006

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       In thousands, except per share data

PART I
FINANCIAL INFORMATION

                                                                        JUNE 30,    DECEMBER 31,
                                                                          2006          2005
                                                                      -----------   ------------
                                                                      (Unaudited)
      ASSETS

Cash and due from financial institutions                               $  9,684       $ 10,009
Interest-bearing deposits in other financial institutions                 3,321          3,868
                                                                       --------       --------
      Total cash and cash equivalents                                    13,005         13,877
Securities available for sale - at market                               125,292        121,946
Securities held to maturity - estimated fair value of
   $19,586 at June 30, 2006 and $20,483 at December 31, 2005             19,659         20,262
Total loans                                                             236,279        232,011
Allowance for loan losses                                                (2,839)        (2,904)
                                                                       --------       --------
Loans - net                                                             233,440        229,107
Federal Home Loan Bank stock - at cost                                    4,429          4,306
Premises and equipment                                                    7,398          7,605
Accrued interest receivable                                               2,376          2,363
Other real estate and repossessions                                       1,183          1,244
Core deposit and other intangible assets                                     12             18
Bank owned life insurance                                                 8,324          8,186
Other assets                                                              4,200          3,019
                                                                       --------       --------
      Total assets                                                     $419,318       $411,933
                                                                       ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits
   Noninterest-bearing                                                 $ 27,015       $ 26,614
   Interest-bearing                                                      96,441         82,295
Savings deposits                                                         34,180         37,634
Time deposits - under $100,000                                          123,993        121,249
Time deposits - $100,000 and over                                        39,896         39,123
                                                                       --------       --------
         Total deposits                                                 321,525        306,915
Federal funds purchased                                                   2,358         12,545
Advances from the Federal Home Loan Bank                                 50,389         47,334
Securities sold under agreements to repurchase                            8,181          7,142
Trade date security purchases                                             1,000             --
Subordinated debentures                                                   4,000          4,000
Accrued expenses and other liabilities                                    1,445          1,517
                                                                       --------       --------
         Total liabilities                                              388,898        379,453
Commitments                                                                  --             --
Shareholders' equity
   Preferred stock - 2,000,000 shares without par value authorized;
      no shares issued                                                       --             --
   Common stock - $1 par value; 10,000,000 shares authorized;
      4,638,531 and 4,615,111 shares issued at June 30, 2006 and
      December 31, 2005, respectively                                     4,638          4,615
   Additional paid-in capital                                            27,205         26,919
   Retained earnings                                                      7,582          7,776
   Stock held by deferred compensation plan; 86,752 shares at June
      30, 2006 and 83,024 shares at December 31, 2005 - at cost            (947)          (892)
   Treasury stock -71,214 at June 30, 2006 and 27,500 shares at
      December 31, 2005 - at cost                                          (807)          (329)
   Less required contributions for shares acquired by Employee
      Stock Ownership Plan (ESOP)                                        (3,417)        (3,417)
   Accumulated comprehensive loss, unrealized losses on
      securities designated as available for sale, net of tax
         benefits                                                        (3,834)        (2,192)
                                                                       --------       --------
      Total shareholders' equity                                         30,420         32,480
                                                                       --------       --------
      Total liabilities and shareholders' equity                       $419,318       $411,933
                                                                       ========       ========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      In thousands, except per share data

                                                                 THREE MONTHS        SIX MONTHS
                                                                ENDED JUNE 30,     ENDED JUNE 30,
                                                               ---------------   -----------------
                                                                2006     2005      2006      2005
                                                               ------   ------   -------   -------
                                                                           (Unaudited)
Interest and dividend income
   Loans, including fees                                       $4,452   $3,810   $ 8,624   $ 7,344
   Taxable securities                                           1,420    1,258     2,810     2,585
   Non-taxable securities                                         343      323       643       638
   Federal funds sold                                              38        4        88         5
   Dividends on Federal Home Loan Bank stock and other             66       51       139        96
                                                               ------   ------   -------   -------
         Total interest and dividend income                     6,319    5,446    12,304    10,668
Interest expense
   Deposits
      Demand                                                      629      231     1,114       377
      Savings                                                      30       38        61        76
      Time                                                      1,679    1,464     3,247     2,845
   Borrowings                                                     813      427     1,564       836
                                                               ------   ------   -------   -------
         Total interest expense                                 3,151    2,160     5,986     4,134
         Net interest income                                    3,168    3,286     6,318     6,534
Provision for loan losses                                         302      116       404       260
                                                               ------   ------   -------   -------
         Net interest income after provision for loan losses    2,866    3,170     5,914     6,274
Noninterest income (expense)
   Service charges on deposit accounts                            324      315       674       629
   Realized losses on sales of securities                        (320)      (9)     (350)       (6)
   Realized gains on sales of loans                                 5        6        10        12
   Other income                                                   271      277       558       520
                                                               ------   ------   -------   -------
         Total noninterest income                                 280      589       892     1,155
Noninterest expense
   Salaries and employee benefits                               1,432    1,313     2,895     2,678
   Occupancy and equipment                                        387      325       717       655
   Professional services                                          218      147       332       249
   Insurance                                                       89       82       171       157
   Franchise and other taxes                                      107      102       205       201
   Advertising                                                     89       82       194       164
   Stationery and office supplies                                  61       54       121       120
   Amortization of intangibles                                      5        5         9         9
   Other expenses                                                 553      530     1,086     1,027
                                                               ------   ------   -------   -------
         Total noninterest expense                              2,941    2,640     5,730     5,260
                                                               ------   ------   -------   -------
         Earnings before income taxes (benefit)                   205    1,119     1,076     2,169
Income tax expense (benefit)                                      (82)     238        87       467
                                                               ------   ------   -------   -------
         Net earnings                                          $  287   $  881   $   989   $ 1,702
                                                               ======   ======   =======   =======
         EARNINGS PER COMMON SHARE
            Basic                                              $ 0.07   $ 0.21   $  0.24   $  0.41
                                                               ======   ======   =======   =======
            Diluted                                            $ 0.07   $ 0.21   $  0.24   $  0.41
                                                               ======   ======   =======   =======
         DIVIDENDS PER COMMON SHARE                            $ 0.13   $ 0.12   $  0.26   $  0.24
                                                               ======   ======   =======   =======

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  In thousands

                                                              THREE MONTHS        SIX MONTHS
                                                             ENDED JUNE 30,     ENDED JUNE 30,
                                                            ----------------   ----------------
                                                              2006     2005      2006     2005
                                                            -------   ------   -------   ------
                                                                        (Unaudited)
Net earnings                                                $   287   $  881   $   989   $1,702
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) on securities during
      the period, net of (taxes) benefits of $596
      $(650), $846 and $(47) for each respective period      (1,156)   1,262    (1,643)      91
   Reclassification adjustment for realized gains
      included in earnings, net of taxes of $(109),
      $(3), $(119) and $(2) for each
      respective period                                         211        6       231        4
                                                            -------   ------   -------   ------
Comprehensive income (loss)                                 $  (658)  $2,149   $  (423)  $1,797
                                                            =======   ======   =======   ======
Accumulated comprehensive loss                              $(3,835)  $ (540)  $(3,835)  $ (540)
                                                            =======   ======   =======   ======

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                  In thousands

                                                                  2006       2005
                                                                --------   --------
                                                                    (Unaudited)
Cash flows from operating activities:
   Net earnings                                                 $    989   $  1,702
Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                     339        348
   Provision for loan losses                                         404        260
   Deferred taxes                                                      3       (145)
   Increase in value of bank owned life insurance                   (138)      (135)
   Federal Home Loan Bank stock dividend                            (123)       (89)
   Realized losses on sales of securities                            350          6
   Amortization of premiums and discounts on securities, net         108        214
   Realized gain on sale of loans                                    (10)       (12)
   Realized loss on sale of real estate owned                         (1)        --
   Amortization of mortgage servicing rights                          45         40
   Net change in accrued interest receivable and other assets       (412)      (668)
   Net change in accrued expenses and other liabilities            1,101         52
                                                                --------   --------
         Net cash provided by operating activities                 2,655      1,573
Cash flows used in investing activities:
   Securities available for sale:
      Sales, maturities, prepayments and calls                    11,225     25,350
      Purchases                                                  (17,536)   (12,022)
   Securities held to maturity:
      Maturities, prepayments and calls                              620        215
      Purchases                                                       --     (4,943)
   Net change in loans receivable                                 (4,727)   (11,551)
   Purchases of premises and equipment                              (122)      (118)
   Sales of premises and equipment                                    --         24
   Purchase of bank owned life insurance                              --       (382)
   Proceeds from sale of real estate owned                           160        247
                                                                --------   --------
         Net cash used in investing activities                   (10,380)    (3,180)
Cash flows provided by financing activities:
   Net change in deposits                                         14,610     13,748
   Net change in short-term borrowings                            (5,943)    (9,239)
   Principal payments on long-term debt                             (408)      (442)
   Treasury stock purchases                                         (478)      (285)
   Proceeds from issuance of common stock                            224        178
   Exercise of stock options                                          32        182
   Tax benefits related to exercise of stock options                   7        114
   Cash dividends paid on common stock                            (1,183)    (1,009)
                                                                --------   --------
         Net cash provided by financing activities                 6,861      3,247
                                                                --------   --------
Net increase (decrease) in cash and cash equivalents                (864)     1,640
Cash and cash equivalents at beginning of period                  13,877      7,581
                                                                --------   --------
Cash and cash equivalents at end of period                      $ 13,013   $  9,221
                                                                ========   ========
Supplemental disclosure of cash flow information:
   Interest paid                                                $  5,901   $  4,156
                                                                ========   ========
   Federal income taxes paid                                    $    573   $    475
                                                                ========   ========
Supplemental disclosure of noncash investing activities:
   Noncash transfer from loans to other real estate
      and repossessions                                         $     98   $     65
                                                                ========   ========
   Unrealized gains (losses) on securities designated as
      available for sale, net of related tax effects            $ (1,642)  $     95
                                                                ========   ========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the six and three months ended June 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at June 30, 2006, and its results of operations and cash flows for the six and three month periods presented herein. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company for the year ended December 31, 2005 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q.

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

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2006 and 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less shares in the ESOP which are unallocated and not committed to be released. At June 30, 2006, the ESOP held 322,319 unallocated shares which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans. Earnings and dividends per share for the six and three months ended June 30, 2006 have been restated for the stock split in the form of a dividend declared and distributed in the fourth quarter of 2005.

The components used in the earnings per share computations were as follows:

                                                                 DOLLARS IN THOUSANDS
                                                  -------------------------------------------------
                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                  -----------------------   -----------------------
                                                     2006         2005         2006         2005
                                                  ----------   ----------   ----------   ----------
BASIC
   Net earnings                                   $      287   $      881   $      989   $    1,702
                                                  ==========   ==========   ==========   ==========
   Weighted average common shares outstanding      4,174,484    4,188,237    4,201,512    4,177,626
                                                  ==========   ==========   ==========   ==========
   Basic earnings per common share                $     0.07   $     0.21   $     0.24   $     0.41
                                                  ==========   ==========   ==========   ==========
DILUTED
   Net earnings                                   $      287   $      881   $      989   $    1,702
                                                  ==========   ==========   ==========   ==========
   Weighted average common shares outstanding
      for basic earnings per common share          4,174,484    4,188,237    4,201,512    4,177,626
   Add: Dilutive effects of assumed exercise of
      stock options                                      573          714        1,036        1,425
                                                  ----------   ----------   ----------   ----------
   Average shares and dilutive potential
      common shares                                4,175,057    4,188,951    4,202,548    4,179,051
                                                  ==========   ==========   ==========   ==========
Diluted earnings per common share                 $     0.07   $     0.21   $     0.24   $     0.41
                                                  ==========   ==========   ==========   ==========
Number of stock options not considered in
   computing diluted earnings per share due to
   antidilutive nature                                39,092       22,042       22,042       22,042
Weighted average exercise price
   of dilutive stock options                      $    10.70   $    13.41   $    10.94   $    13.41
                                                  ==========   ==========   ==========   ==========

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options

The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant adjusted for stock splits in the form of a dividend.

Effective January 1, 2006, the Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 123(R), "Share-Based Payment." This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated financial results for prior periods. The Company will recognize compensation cost for the portion of awards for which the requisite service period has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The after-tax compensation costs under SFAS No. 123(R) totaling $4,000 and $2,000 ($6,000 and $4,000 pretax) for the six and three months ended June 30, 2006 have been based upon the grant date fair value.

Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123 (R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost ("excess tax benefits") be classified as financing cash flows. Tax benefits related to the exercise of stock options totaling $7,000 and $114,000 for the six months ended June 30, 2006 and 2005 have been classified as financing activities.

Prior to January 1, 2006, the Company accounted for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits companies to continue to account for stock options and similar equity investments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continued to account for stock options using APB No. 25 were required to make pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting defined is SFAS No. 123 had been applied.

Prior to January 1, 2006, the Company applied APB Opinion No. 25 and related Interpretations in accounting for it stock option plan. Accordingly, no compensation cost has been recognized in 2005 for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reported at the pro-forma amounts indicated in the table below.

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options (continued)

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30, 2005       JUNE 30, 2005
                                             ------------------   ----------------
                                                     (Dollars in thousands)
NET EARNINGS                   As reported         $ 881               $1,702
      Stock-based compensation, net of tax            (8)                 (10)
                                                   -----               ------
                                 Pro-forma         $ 873               $1,692
                                                   =====               ======
EARNINGS PER SHARE
   BASIC                       As reported          0.21               $ 0.41
      Stock-based compensation, net of tax            --                   --
                                                   -----               ------
                                 Pro-forma         $0.21               $ 0.41
                                                   =====               ======
   DILUTED                     As reported         $0.21               $ 0.41
      Stock-based compensation, net of tax            --                   --
                                                   -----               ------
                                 Pro-forma         $0.21               $ 0.41
                                                   =====               ======

All share and per share prices have been restated to reflect the stock split in the form of a dividend distributed in 2005. The fair value of each option granted in 2005 was estimated using the Black-Scholes options pricing model with the following assumptions; risk-free interest rate of 4.54%, dividend yield of 4.21% and expected volatility of 30.53%. No stock options were granted in 2006. Any option not exercised within the designated timeframe will be forfeited. All options become immediately exercisable upon retirement, death, or 9 1/2 years after issuance, or in the event of a change in control of the Company.

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon historical volatility of the Company's stock.

There are no remaining options available for grant under the Company's plan as of June 30, 2006.

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options (continued)

A summary of the status of the Company's stock option plan for the six months ended June 30, 2006 and 2005 is presented below:

                                                 2006                   2005
                                         --------------------   -------------------
                                                    WEIGHTED-             WEIGHTED-
                                                     AVERAGE               AVERAGE
                                                     EXERCISE              EXERCISE
                                          SHARES      PRICE      SHARES     PRICE
                                         --------   ---------   -------   ---------
Outstanding at January 1,                 94,609      $11.51    112,250     $ 8.47
Granted                                       --       14.85     11,000      13.50
Exercised                                 (2,410)       7.56    (77,408)      7.21
Forfeited                                (29,027)      11.22     (4,405)      7.21
                                         -------      ------   --------     ------
Outstanding at June 30,                   63,172      $11.33     41,437     $12.32
                                         =======      ======   ========     ======
Options exercisable at period-end          2,737      $13.11      6,335     $10.71
                                         =======      ======   ========     ======
Weighted-average fair value of options
   granted during the period                          $   --                $ 3.11
                                                      ======                ======

The following table summarizes information about stock options outstanding at June 30, 2006:

             OPTIONS                    OPTIONS      REMAINING
EXERCISE   OUTSTANDING     DATE OF    EXERCISABLE   CONTRACTUAL
  PRICE     AT 6/30/06   EXPIRATION    AT 6/30/06       LIFE
--------   -----------   ----------   -----------   -----------
 $10.70       24,081      05/15/15          --       8.8 years
  11.27       17,050      01/16/15          --       8.6 years
  12.82        8,494      12/01/06       2,379        .5 years
  13.50       11,000       8/23/14          --       8.0 years
  15.02        2,547      07/07/07         358       1.0 years

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

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6. Income Taxes (continued)

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

7. Recent Accounting Pronouncements

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

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Recent Accounting Pronouncements (continued)

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

NOTE B - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows:

                                       THREE MONTHS       SIX MONTHS
                                      ENDED JUNE 30,    ENDED JUNE 30,
                                     ---------------   ---------------
                                      2006     2005     2006     2005
                                     ------   ------   ------   ------
                                               (In thousands)
Beginning balance                    $2,925   $2,994   $2,904   $2,995
Provision for loan losses               302      116      404      260
Loans charged-off                      (420)     (90)    (545)    (287)
Recoveries of previous charge-offs       32       91       76      143
                                     ------   ------   ------   ------
Ending balance                       $2,839   $3,111   $2,839   $3,111
                                     ======   ======   ======   ======

Nonperforming loans were as follows:

                                               JUNE 30,   DECEMBER 31,
                                                 2006         2005
                                               --------   ------------
                                                    (In thousands)
Loans past due over 90 days still on accrual    $  574       $  417
Nonaccrual loans                                $1,533       $1,144

As of June 30, 2006 and 2005, individually impaired loans were not material to the consolidated financial statements.

                              UNITED BANCORP, INC.

            For the six and three months ended June 30, 2006 and 2005

NOTE C - BENEFIT PLANS

Pension expense consists of the following:

                                                  THREE MONTHS      SIX MONTHS
                                                 ENDED JUNE 30,   ENDED JUNE 30,
                                                 --------------   --------------
                                                  2006   2005      2006   2005
                                                  ----   ----      ----   ----
                                                          (In thousands)
Service cost                                      $ 56   $ 63      $112   $126
Interest cost                                       40     39        80     78
Expected return on assets                          (43)   (38)      (86)   (76)
Amortization of prior service cost, transition
   liability, net gain, and plan amendment           7     14        14     28
                                                  ----   ----      ----   ----
Pension expense                                   $ 60   $ 78      $120   $156
                                                  ====   ====      ====   ====

NOTE D - OFF-BALANCE SHEET ACTIVITIES

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                        JUNE 30,    DECEMBER 31,
                                          2006         2005
                                      -----------   ------------
                                      (Unaudited)
                                            (In thousands)
Commitments to extend credit            $33,682        $29,617
Credit card and ready reserve lines       1,934          2,028
Standby letters of credit                   807            855

                              UNITED BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of June 30, 2006, as compared to December 31, 2005 and the results of operations for the six and three months ended June 30, 2006 compared to the same periods in 2005. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition

Earning Assets - Loans

At June 30, 2006, gross loans were $236.3 million, compared to $232.0 million at year-end 2005, an increase of $4.3 million or 1.8%. The increase in total outstanding loans was the result of an increase in the commercial real estate and installment portfolios. Management attributes the relatively strong increase in commercial loans to the gradual strengthening of the economic environment in the lending markets served.

Installment loans represented 17.8% of total loans at June 30, 2006 compared to 18.9% at December 31, 2005. This indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations. Management has employed the strategy of focusing on adjustable rate products for the past two years to position the Company for a continuing increase in interest rates.

Commercial and commercial real estate loans comprised 57.9% of total loans at June 30, 2006 compared to 56.2% at December 31, 2005. Commercial and commercial real estate loans have increased $6.5 million or 4.9% since December 31, 2005. The Company has originated and purchased commercial loan participations from out-of-area banks to benefit from favorable economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in the Columbus and the Akron-Canton, Ohio metropolitan areas.

Real estate loans were 24.1% of total loans at June 30, 2006 and 24.9% at year-end 2005. Real estate loans decreased by 1.3% or $765,000 since December 31, 2005. Real estate lending for the first quarter of 2006 has been extremely slow with respect to the Company's adjustable rate mortgage products

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2006 were approximately $469,000, or 16.5%, of the beginning balance in the allowance for loan losses.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition (continued)

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2006 increased approximately $3.3 million, or 2.7% from year-end 2005 totals. During the six months ended June 30, 2006, the Company sold approximately $11.2 million of the securities portfolio at a loss of $350,000. The sale proceeds were deployed to higher yielding securities whereby the loss will be recovered over a two year period. Securities held to maturity at June 30, 2006 decreased approximately $603,000, or 3.0% compared to year-end 2005 totals.

Sources of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2006, total core deposits increased approximately $13.8 million, or 5.2%. The Company's interest-bearing demand deposits increased $14.1 million or 17.2%, noninterest-bearing demand deposits increased $401,000, or 1.5%, while certificates of deposits under $100,000 increased by $2.7 million, or 2.3%. As part of a strategic focus to grow deposits, the Company introduced a new premium rate money market index account with a guaranteed interest rate for 180 days. In addition to paying a premium interest rate, a debit/ATM named the "Freedom Card" is issued with the account. The benefit of the Freedom Card is to allow our customers to use any ATM in the continental United States without a service fee.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2006, certificates of deposit greater than $100,000 increased $773,000, or 2.0%, from year-end 2005 totals.

COMMUNITY has developed several large depository customers. As of June 30, 2006, the nine largest depository customers accounted for approximately 27.8% of COMMUNITY'S certificate of deposits and approximately 75.7% of total certificates of deposits greater than $100,000. These customers also represent 16.4% of COMMUNITY'S demand deposits at June 30, 2006. Total concentration of retail funding is approximately 39.6% of COMMUNITY'S total deposits at June 30, 2006. On a consolidated level, this represents approximately 7.1% of total retail deposits at June 30, 2006, unchanged from December 31, 2005. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow via wholesale funding from correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition (continued)

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first six months of 2006, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. Total borrowings, including federal funds purchased, decreased approximately $6.7 million, or 9.1% from year-end 2005 totals.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Net Income

Basic and diluted earnings per share for the six months ended June 30, 2006 totaled $0.24, compared with $0.41 for the six months ended June 30, 2005. In dollars, net income decreased by $713,000, or 41.9%, for the six months ended June 30, 2006, compared to the same period in 2005.

On March 2, 2006, James W. Everson was appointed President and Chief Executive Officer of The Community Bank after the bank did not meet its 2006 business plan by posting losses in January and February. Management developed three strategic initiatives in June aimed at enhancing future profitability of The Community Bank and UBCP. First, The Community Bank took a charge against earnings of approximately $330,000 relative to the bond portfolio. With our current reinvestment strategy, management anticipates this loss to be recouped in just slightly over two years, while the average life of the bonds sold was approximately four years. Second, a $90,000 charge against earnings was taken to improve the profitability and customer service related to Community's ATM and credit card platforms. Finally, an additional $210,000 was charged in loan loss provision expense against earnings to replenish the loan loss reserve account at The Community Bank for loans charged off during the quarter. These actions, which are being taken to improve UBCP's future financial performance, will have a minimal impact on the Company's capital and are currently projected to have no effect on its dividend policy.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 3.3% or $216,000 for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to a rising interest rate environment that adversely impacted the Company's costs of funds.

Total interest income for the six months ended June 30, 2006 was $12.3 million, compared to $10.7 million for the same period in 2005. Total interest income increased $1.6 million, or 15.3%. The increase can be attributed to favorable repricing on adjustable rate loans, and to a lesser extent, growth of the loan portfolio.

Total interest expense for the six months ended June 30, 2006 when compared to the same six-month period ended June 30, 2005, increased 44.8%, or $1.9 million. The Company has experienced a significant increase in interest expense during 2006, due primarily to the negative effects of a rising interest rate environment

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Six Months Ended June 30, 2006 and 2005
(continued)

Provision for Loan Losses

The provision for loan losses was $404,000 for the six months ended June 30, 2006, compared to $260,000 for the same period in 2005. At June 30, 2006 the allowance for loan losses to total gross loans was 1.20% as compared to 1.25% at December 31, 2005. The allowance for loan losses to nonperforming loans was 134.74% at June 30, 2006, compared to 186.03% at December 31, 2005. The increase in provision for the six month period ended June 30, 2006 is due to increased charge-offs at the Company's COMMUNITY affiliate.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the six months ended June 30, 2006 was $892,000, compared to $1.2 million for the same six-month period ended June 30, 2005, a decrease of approximately 22.8% or $263,000. The decline is mainly attributable to a $350,000 realized loss on sale of securities for the six months ended June 30, 2006, compared to a $6,000 realized loss for the same period in 2005. Management's sale strategy in June 2006 was largely predicated on a payback period of 2 years based on reinvesting those funds in 4 year bonds at increased interest rates.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2006 increased $470,000 or 8.9% over the six months ended June 30, 2005. Salaries and employee benefits costs increased $217,000 or 8.1% mainly due to annual merit increases and higher costs related to the Company's benefit and insurance plans. Occupancy expense increased $62,000 or 9.5% due to $90,000 charges related to the enhancement of the COMMUNITY affiliates ATM and credit card platforms.

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Net Income

Basic and diluted earnings per share for the three months ended June 30, 2006 totaled $0.07, compared with $0.21 for the three months ended June 30, 2005. In dollars, net earnings decreased by $594,000, or 67.4%, for the three months ended June 30, 2006, compared to the same quarter in 2005.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 3.6%, or $118,000, for the three months ended June 30, 2006, compared to the same period in 2005, due primarily to continuing increases in interest rates adversely impacting the Company's costs of funds.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended June 30, 2006 and 2005 (continued)

Net Interest Income (continued)

Total interest income for the three months ended June 30, 2006 was $6.3 million compared to $5.4 million for the same period in 2006, an increase of $873,000, or 16.0%. The increase can be attributed to favorable upward interest rate adjustments, as well as overall growth of the loan portfolio from June 30, 2005 to June 30, 2006.

Total interest expense for the three months ended June 30, 2006, as compared to the same three-month period ended June 30, 2005, increased by 45.9%, or $991,000. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities, as well as the effect of a higher interest rate environment for the 2006 period, as compared to 2005.

Provision for Loan Losses

The provision for loan losses was $302,000 for the three months ended June 30, 2006 compared to $116,000 for the same period in 2005. The increase in provision for three month period ended June 30, 2006 is primarily attributable due to increased charge-offs during 2006 at the COMMUNITY affiliate.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended June 30, 2006 was $280,000 compared to $589,000 for the same three-month period ended June 30, 2005, a decrease of approximately 52.5%, or $309,000. The Company's security portfolio incurred a $320,000 realized loss for the three months ended June 30, 2006, compared to a $9,000 realized loss for the same period in 2005, resulting in a decrease in noninterest income of $311,000 from 2005 to 2006. As stated previously, management's strategy took into consideration a payback period of just over 2 years by reinvesting sale proceeds in higher market interest rates.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2006 increased $301,000, or 11.4%, over the three months ended June 30, 2005. Salaries and employee benefits expense increased $119,000 or 9.1% mainly due to annual merit increases and higher costs related to the Company's benefit and insurance plans. Occupancy expense increased $62,000 or 19.1% due to the aforementioned $90,000 charge to improve the profitability and customer service related to COMMUNITY'S ATM and credit card platforms.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended June 30, 2006 (continued)

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 2006, totaled $30.4 million compared to $32.5 million at December 31, 2005, a 6.3% decrease. Total shareholders' equity in relation to total assets was 7.25% at June 30, 2006 and 7.88% at December 31, 2005. In May 2001, our
shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been exercised to date.

The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

The Company is subject to the regulatory requirements of The Federal Reserve System as a multi-bank holding company. The affiliate banks are subject to regulations of the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Financial Institutions. The most important of these various regulations address capital adequacy.

The minimums related to such capital requirements are:

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

The following table illustrates the Company's well-capitalized classification at June 30, 2006:

                                        JUNE 30, 2006
                                   ----------------------
                                         (Unaudited)
                                   (Dollars in thousands)
Tier 1 capital                            $ 38,206
Total risk-based capital                  $ 41,045
Risk-weighted assets                      $265,104
Average total assets                      $414,632
Tier 1 capital to average assets              9.21%
Tier 1 risk-based capital ratio              14.41%
Total risk-based capital ratio               15.48%

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the Three Months Ended June 30, 2006 (continued)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005

Item 4. Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None other than ordinary routine litigation incidental to the Company's business.

ITEM 1A. RISK FACTORS

          There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company's for 10K for the year ended December 31, 2005, filed on March 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                 (C)                       (D)
                                                           TOTAL NUMBER OF         MAXIMUM NUMBER (OR
                     (A)                                  SHARES (OR UNITS)     APPROXIMATE DOLLAR VALUE)
               TOTAL NUMBER OF            (B)           PURCHASED AS PART OF    OF SHARES (OR UNITS) THAT
              SHARES (OR UNITS)    AVERAGE PRICE PAID    PUBLICLY ANNOUNCED    MAY YET BE PURCHASED UNDER
PERIOD            PURCHASED       PER SHARE (OR UNIT)     PLANS OR PROGRAMS       THE PLANS OR PROGRAMS
-----------   -----------------   -------------------   --------------------   --------------------------
Month #l
4/1/2006 to
4/30/2006              953               $10.70                   953                   1,550,705

Month #2
5/1/2006 to
5/31/2006             3042               $11.30                  3042                   1,516,340

Month #3
6/1/2006 to
6/30/2006           29,719               $10.98                29,719                   1,190,025

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

                              UNITED BANCORP, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of the shareholders of United Bancorp, Inc. was held on April 19, 2006 for the purpose of electing three Directors to hold office until the annual meeting of shareholders to be held in 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of management's nominees for Director as listed in the proxy statement were elected by the votes set forth below:

       Nominee             For      Withheld
       -------          ---------   --------
Michael J. Arciello     3,714,568    66,312
Terry A. McGhee         3,731,318    49,562
L. E. Richardson, Jr.   3,748,113    32,767

          Other directors whose terms continue after the Annual Meeting of Shareholders are James W. Everson, John M. Hoopingarner, Richard L. Riesbeck and Matthew C. Thomas.

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS

Exhibit No.
-----------
     3.1      Amended Articles of Incorporation of United Bancorp, Inc.(1)

     3.2      Amended Code of Regulations of United Bancorp, Inc.(2)

     4.0      Instruments Defining the Rights of Security Holders (See Exhibits
              3.1 and 3.2)

    10.1 Form of Special Severance Agreement executed by and between the Company and each of James W. Everson, Chairman, President & CEO;
              Randall M. Greenwood, Senior Vice President, CFO and Treasurer;
              Scott A. Everson, Senior Vice President & Chief Operating Officer;
              James A. Lodes, Vice President & Chief Lending Officer; Michael A.
              Lloyd, Vice President-Information Systems; and Norman F. Assenza,
              Jr., Vice President-Operations and Secretary(3)

    10.2      United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks
              Directors and Officers Deferred Compensation Plan, as amended(3)

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

(3) Incorporated by reference to the Company's current report on Form 8-K filed on April 26, 2006

                              UNITED BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        /s/ United Bancorp, Inc.


Date: August 14, 2006                   By: /s/ James W. Everson
                                            ------------------------------------
                                            James W. Everson
                                            Chairman, President and Chief
                                            Executive Officer


Date: August 14, 2006                   By: /s/ Randall M. Greenwood
                                            ------------------------------------
                                            Randall M. Greenwood
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------
     3.1      Amended Articles of Incorporation of United Bancorp, Inc.
              (incorporated by reference to Appendix B to the registrant's
              Definitive Proxy Statement filed with the Securities and Exchange
              Commission on March 14, 2001)

     3.2 Amended Code of Regulations of United Bancorp, Inc. (incorporated by reference to Appendix C to the registrant's Definitive Proxy
              Statement filed with the Securities and Exchange Commission on March 14, 2001)

     4.0      Instruments Defining the Rights of Security Holders (See Exhibits
              3.1 and 3.2)

    10.1 Form of Special Severance Agreement executed by and between the Company and each of James W. Everson, Chairman, President & CEO;
              Randall M. Greenwood, Senior Vice President, CFO and Treasurer;
              Scott A. Everson, Senior Vice President & Chief Operating Officer;
              James A. Lodes, Vice President & Chief Lending Officer; Michael A.
              Lloyd, Vice President-Information Systems; and Norman F. Assenza,
              Jr., Vice President-Operations and Secretary (incorporated by reference to the Company's current report on Form 8-K filed on April 26, 2006)

    10.2      United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks
              Directors and Officers Deferred Compensation Plan, as amended
              (incorporated by reference to the Company's current report on Form
              8-K filed on April 26, 2006)

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