Form 10-Q
period 2006-09-30
UNITED BANCORP INC /OH/
filed 2006-11-14
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

      COMMON STOCK, $1.00 PAR VALUE 4,653,818 SHARES AS OF NOVEMBER 1, 2006

                              UNITED BANCORP, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except per share data)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                            2006           2005
                                                                                       -------------   ------------
                                                                                        (Unaudited)
         ASSETS

Cash and due from financial institutions                                                 $  8,858       $  10,009
Interest-bearing deposits in other financial institutions                                   3,365           3,868
                                                                                         --------       ---------
      Total cash and cash equivalents                                                      12,223          13,877

Securities available for sale - at market                                                 133,893         121,946
Securities held to maturity - estimated fair value of $16,006 at
   September 30, 2006 and $20,483 at December 31, 2005                                     18,822          20,262
Total loans                                                                               237,066         232,011
Allowance for loan losses                                                                  (3,474)         (2,904)
                                                                                         --------       ---------
         Loans - net                                                                      233,592         229,107
Federal Home Loan Bank stock - at cost                                                      4,492           4,306
Premises and equipment                                                                      7,340           7,605
Accrued interest receivable                                                                 3,146           2,363
Other real estate and repossessions                                                           274           1,244
Core deposit and other intangible assets                                                        8              18
Bank-owned life insurance                                                                   8,398           8,186
Other assets                                                                                3,158           3,019
                                                                                         --------       ---------
         Total assets                                                                    $425,346       $ 411,933
                                                                                         ========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits
   Noninterest-bearing                                                                   $ 25,615       $  26,614
   Interest-bearing                                                                       101,979          82,295
Savings deposits                                                                           32,775          37,634
Time deposits - under $100,000                                                            130,586         121,249
Time deposits - $100,000 and over                                                          46,347          39,123
                                                                                         --------       ---------
         Total deposits                                                                   337,302         306,915
Federal funds purchased                                                                       195          12,545
Advances from the Federal Home Loan Bank                                                   37,279          47,334
Securities sold under agreements to repurchase                                              7,977           7,142
Trade date security purchases                                                               3,089              --
Subordinated debentures                                                                     4,000           4,000
Accrued expenses and other liabilities                                                      3,096           1,517
                                                                                         --------       ---------
         Total liabilities                                                                392,938         379,453

Commitments                                                                                    --              --

Shareholders' equity
   Preferred stock - 2,000,000 shares without par value authorized; no shares issued           --              --
   Common stock - $1 par value; 10,000,000 shares authorized; 4,653,818 and
      4,615,111 shares issued at September 30, 2006 and December 31, 2005,
      respectively                                                                          4,654           4,615
   Additional paid-in capital                                                              27,381          26,919
   Retained earnings                                                                        7,383           7,776
   Stock held by deferred compensation plan; 89,814 and 83,024 shares
      at September 30, 2006 and December 31, 2005                                            (969)           (892)
   Treasury stock - at cost, 71,214 and 27,500 shares at September 30, 2006
      and December 31, 2005                                                                  (806)           (329)
   Less required contributions for shares acquired by Employee Stock
      Ownership Plan (ESOP)                                                                (3,417)         (3,417)
   Accumulated comprehensive loss, unrealized losses on securities
      designated as available for sale, net of related tax benefits                        (1,818)         (2,192)
                                                                                         --------       ---------
         Total shareholders' equity                                                        32,408          32,480
                                                                                         --------       ---------
         Total liabilities and shareholders' equity                                      $425,346       $ 411,933
                                                                                         ========       =========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                               ------------------   -----------------
                                                                  2006     2005       2006      2005
                                                                 ------   ------    -------   -------
                                                                             (Unaudited)
Interest and dividend income
   Loans, including fees                                         $4,606   $3,991    $13,230   $11,335
   Taxable securities                                             1,491    1,276      4,301     3,861
   Non-taxable securities                                           341      330        984       968
   Federal funds sold                                                46        1        134         6
   Dividends on Federal Home Loan Bank stock and other               68       60        207       156
                                                                 ------   ------    -------   -------
         Total interest and dividend income                       6,552    5,658     18,856    16,326

Interest expense
   Deposits
      Demand                                                        748      330      1,862       707
      Savings                                                        31       35         92       112
      Time                                                        1,829    1,540      5,076     4,385
   Borrowings                                                       777      499      2,341     1,335
                                                                 ------   ------    -------   -------
         Total interest expense                                   3,385    2,404      9,371     6,539

         Net interest income                                      3,167    3,254      9,485     9,787

Provision for loan losses                                           652       68      1,056       328
                                                                 ------   ------    -------   -------
         Net interest income after provision for loan losses      2,515    3,186      8,429     9,459

Noninterest income
   Service charges on deposit accounts                              350      343      1,024       972
   Net realized losses on sales of securities                        --      (19)      (350)      (25)
   Net realized gains on sales of loans                               4        4         14        16
   Other income                                                     345      246        903       766
                                                                 ------   ------    -------   -------
         Total noninterest income                                   699      574      1,591     1,729

Noninterest expense
   Salaries and employee benefits                                 1,439    1,339      4,334     4,017
   Occupancy and equipment                                          299      337      1,016       992
   Professional services                                            123      115        454       364
   Insurance                                                         84      101        255       258
   Franchise and other taxes                                        111      105        316       306
   Advertising                                                       91       94        285       258
   Stationery and office supplies                                    86       79        207       199
   Amortization of intangibles                                        5        5         14        14
   Other expenses                                                   535      489      1,622     1,516
                                                                 ------   ------    -------   -------
         Total noninterest expense                                2,773    2,664      8,503     7,924
                                                                 ------   ------    -------   -------
         Earnings before income taxes                               441    1,096      1,517     3,264

Income tax expense                                                   38      268        125       735
                                                                 ------   ------    -------   -------
         Net earnings                                            $  403   $  828    $ 1,392   $ 2,529
                                                                 ======   ======    =======   =======

         EARNINGS PER COMMON SHARE
            Basic                                                $ 0.10   $ 0.20    $  0.33   $  0.60
                                                                 ======   ======    =======   =======

            Diluted                                              $ 0.10   $ 0.20    $  0.33   $  0.60
                                                                 ======   ======    =======   =======

         DIVIDENDS PER COMMON SHARE                              $ 0.13   $ 0.12    $  0.39   $  0.36
                                                                 ======   ======    =======   =======

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      (In thousands, except per share data)

                                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                     ------------------   -----------------
                                                                        2006     2005      2006      2005
                                                                      -------   -----     -------   ------
                                                                                   (Unaudited)
Net earnings                                                          $   403   $ 828     $ 1,392   $2,529

Other comprehensive income, net of related tax effects:
   Unrealized holding gains (losses) on securities during
      the period, net of (taxes) benefits of $(1,039), $162, $(74)
      and $114 for each respective period                               2,016    (314)        143     (222)

   Reclassification adjustment for realized losses included
      in earnings, net of tax benefits of $6, $119 and $8 for the three months ended September 30, 2005 and the nine
      months ended September 30, 2006 and 2005, respectively               --      13         231       17
                                                                      -------   -----     -------   ------
Comprehensive income                                                  $ 2,419   $ 527     $ 1,766   $2,324
                                                                      =======   =====     =======   ======

Accumulated comprehensive loss                                        $(1,818)  $(841)    $(1,818)  $ (841)
                                                                      =======   =====     =======   ======

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2006 and 2005
                                 (In thousands)

                                                                     2006       2005
                                                                   --------   --------
                                                                       (Unaudited)
Cash flows from operating activities:
   Net earnings for the period                                     $  1,392   $  2,529
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization                                     465        499
      Provision for loan losses                                       1,056        328
      Increase in value of bank-owned life insurance                   (212)      (206)
      Federal Home Loan Bank stock dividends                           (186)      (139)
      Net realized losses on sales of securities                        350         25
      Amortization of securities, net                                   147        312
      Net realized gains on sale of loans                               (14)       (16)
      Net realized loss on sale of real estate owned                     33          1
      Amortization of mortgage servicing rights                          62         61
      Net change in accrued interest receivable and other assets     (1,057)    (1,268)
      Net change in accrued expenses and other liabilities            4,301        148
                                                                   --------   --------
         Net cash provided by operating activities                    6,337      2,224

Cash flows used in investing activities:
   Securities available for sale:
      Sales                                                           7,729     15,385
      Maturities, prepayments and calls                               5,479     19,401
      Purchases                                                     (29,095)   (18,941)
   Securities held to maturity:
      Maturities, prepayments and calls                               1,465        315
      Purchases                                                          --     (5,991)
   Trade date securities purchase                                     3,985         --
   Purchase of bank-owned life insurance                                 --       (382)
   Net change in loans receivable                                    (5,520)   (15,506)
   Purchases of premises and equipment                                 (195)      (201)
   Proceeds from sale of real estate owned                            1,020        246
                                                                   --------   --------
         Net cash used in investing activities                      (15,132)    (5,674)

Cash flows provided by financing activities:
   Net change in deposits                                            30,387     14,500
   Net change in borrowings                                         (21,400)    (9,501)
   Treasury stock purchases                                            (478)      (285)
   Proceeds from issuance of common stock                               322        262
   Exercise of stock options, including tax benefits                     95        296
   Cash dividends paid                                               (1,785)    (1,516)
                                                                   --------   --------
         Net cash provided by financing activities                    7,141      3,756
                                                                   --------   --------
Net increase (decrease) in cash and cash equivalents                 (1,654)       306

Cash and cash equivalents at beginning of period                     13,877      7,581
                                                                   --------   --------
Cash and cash equivalents at end of period                         $ 12,223   $  7,887
                                                                   ========   ========

Supplemental disclosure of cash flow information:
   Interest paid                                                   $  9,286   $  6,462
                                                                   ========   ========

   Federal income taxes paid                                       $    573   $    583
                                                                   ========   ========

Supplemental disclosure of noncash investing activities:
   Noncash transfer from loans to other real estate
      and repossessions                                            $     98   $    373
                                                                   ========   ========

   Unrealized gains (losses) on securities designated as
      available for sale, net of related tax effects               $    143   $   (206)
                                                                   ========   ========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the nine and three months ended September 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at September 30, 2006, and its results of operations and cash flows for the nine and three month periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes for the year ended December 31, 2005 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q.

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2006 and 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less shares in the ESOP which are unallocated and not committed to be released. At September 30, 2006, the ESOP held 322,319 unallocated shares which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans. Earnings and dividends per share for the nine and three months ended September 30, 2006 have been restated for the stock split in the form of a dividend declared and distributed in the fourth quarter of 2005.

The components used in the earnings per share computation were as follows:

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     2006         2005         2006         2005
                                                  ----------   ----------   ----------   ----------
BASIC
   Net earnings                                   $      403   $      828   $    1,392   $    2,529
                                                  ==========   ==========   ==========   ==========
   Weighted average common shares outstanding      4,160,687    4,243,151    4,172,491    4,227,686
                                                  ==========   ==========   ==========   ==========
   Basic earnings per common share                $     0.10   $     0.20   $     0.33   $     0.60
                                                  ==========   ==========   ==========   ==========
DILUTED
   Net earnings                                   $      403   $      828   $    1,392   $    2,529
                                                  ==========   ==========   ==========   ==========
   Weighted average common shares outstanding
      for basic earnings per common share          4,160,687    4,243,151    4,172,491    4,227,686
   Add: Dilutive effects of assumed exercise of
      stock options                                      147          489          503        1,245
                                                  ----------   ----------   ----------   ----------
   Average shares and dilutive potential
      common shares                                4,160,834    4,243,640    4,172,994    4,228,931
                                                  ==========   ==========   ==========   ==========
Diluted earnings per common share                 $     0.10   $     0.20   $     0.33   $     0.60
                                                  ==========   ==========   ==========   ==========
Number of stock options not considered in
   computing diluted earnings per share due to
   antidilutive nature                                39,092       39,029       39,092       22,642
                                                  ==========   ==========   ==========   ==========
Weighted average exercise price
   of dilutive stock options                      $    10.70   $     7.49   $    10.70   $    10.97
                                                  ==========   ==========   ==========   ==========

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2006 and 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options (continued)

The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant adjusted for stock splits in the form of a dividend.

Effective January 1, 2006, the Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 123(R), "Share-Based Payment." This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated financial results for prior periods. The Company recognizes compensation cost for the portion of awards for which the requisite service period has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The after-tax compensation costs under SFAS No. 123(R) totaling $6,000 and $2,000 ($8,000 and $4,000 pretax) for the nine and three months ended September 30, 2006 have been based upon the grant date fair value.

Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123 (R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost ("excess tax benefits") be classified as financing cash flows. Tax benefits related to the exercise of stock options totaling $10,000 and $150,000 for the nine months ended September 30, 2006 and 2005 have been classified as financing activities.

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options (continued)

A summary of the status of the Company's stock option plan for the three and nine months ended September 30, 2005 is presented below:

                                                THREE MONTHS          NINE MONTHS
                                                    ENDED                ENDED
                                             SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                             ------------------   ------------------
                                                      (Dollars in thousands)
NET EARNINGS
      As reported                                  $  828               $2,529
      Stock-based compensation, net of tax             (5)                 (15)
                                                   ------               ------
      Pro-forma                                    $  823               $2,514
                                                   ======               ======

EARNINGS PER SHARE
   BASIC
      As reported                                  $ 0.20               $ 0.60
      Stock-based compensation, net of tax          (0.01)                  --
                                                   ------               ------
      Pro-forma                                    $ 0.19               $ 0.60
                                                   ======               ======

   DILUTED
      As reported                                  $ 0.20               $ 0.60
      Stock-based compensation, net of tax          (0.01)               (0.01)
                                                   ------               ------
      Pro-forma                                    $ 0.19               $ 0.59
                                                   ======               ======

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Stock Options (continued)

There are no remaining options available for grant under the Company's plan as of September 30, 2006. A summary of the status of the Company's stock option plan for the nine months ended September 30, 2006 and 2005 is presented below:

                                                     2006                  2005
                                              -------------------   -------------------
                                                        WEIGHTED-             WEIGHTED-
                                                         AVERAGE               AVERAGE
                                                         EXERCISE              EXERCISE
                                               SHARES     PRICE      SHARES     PRICE
                                              -------   ---------   -------   ---------
                                                        (Dollars in thousands)
Outstanding at January 1,                      94,609    $ 11.51    112,250    $  8.47
Granted                                            --      14.85     11,000      13.50
Exercised                                      (2,410)      7.56    (77,408)      7.21
Forfeited                                     (29,027)     11.22     (4,405)      7.21
                                              -------    -------    -------    -------
Outstanding at June 30,                        63,172    $ 11.33     41,437    $ 12.32
                                              =======    =======    =======    =======
Options exercisable at period-end               2,737    $ 13.11      6,335    $ 10.71
                                              =======    =======    =======    =======
Weighted-average fair value of options
  granted during the period                              $    --               $  3.11
                                                         =======               =======
Aggregate intrinsic value of vested options              $75,200               $99,530
                                                         =======               =======

The following table summarizes information about stock options outstanding at September 30, 2006:

             OPTIONS                     OPTIONS       REMAINING
EXERCISE   OUTSTANDING     DATE OF     EXERCISABLE    CONTRACTUAL
  PRICE    AT 9/30/06    EXPIRATION    AT 9/30/06        LIFE
--------   -----------   ----------    -----------    -----------
  $10.70     24,081       05/15/15           --        8.5 years
   11.27     17,050       01/16/15           --        8.3 years
   12.82      8,494       12/01/06        2,379         .2 years
   13.50     11,000        8/23/14           --        7.7 years
   15.02      2,547       07/07/07          358        .75 years

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2006 and 2005


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

- Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosure for all separately recognized servicing assets and servicing liabilities.

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106 and 132R." The Statement requires recognition of the funded status of postretirement benefit plans in the consolidated statement of financial condition. An employer must recognize an asset or liability in its statement of financial condition for the difference between the fair value of the plan assets and the projected benefit obligations. Changes in the plan's funded status must be recognized, in the year of change, in comprehensive income.

Additionally, the Statement will require entities to measure the funded status of the plan as of the date of the year-end statement of financial condition, with a few exceptions.

The recognition provisions of this Statement are effective for fiscal years ending after December 31, 2006, or January 1, 2007, as to the Company. The Statement is to be applied as of the end of the year adopted. Retrospective application is prohibited.

The provisions that may require an entity to change the plan measurement date are effective for fiscal years ending after December 31, 2008, or January 1, 2009, as to the Company.

Management is currently evaluating the requirements of SFAS No. 158 but does not expect it to have a material effect on its consolidated statement of financial condition and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Recent Accounting Pronouncements (continued)

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used, or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Company's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or April 1, 2007 as to the Company. The Company is currently evaluating the requirements of FIN 48 and has not quantified effects on adoption, if any.

NOTE B - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows:

                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                     ------------------   -----------------
                                       2006     2005        2006     2005
                                      ------   ------      ------   ------
Beginning balance                     $2,840   $3,111      $2,904   $2,995
Provision for loan losses                652       68       1,056      328
Loans charged-off                        (95)    (275)       (640)    (562)
Recoveries of previous charge-offs        77       38         154      181
                                      ------   ------      ------   ------
Ending balance                        $3,474   $2,942      $3,474   $2,942
                                      ======   ======      ======   ======

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2006 and 2005

NOTE B - ALLOWANCE FOR LOAN LOSSES (continued)

Nonperforming loans were as follows:

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2006           2005
                                             -------------   ------------
Loans past due over 90 days still accruing       $  213         $  417
Nonaccrual loans                                 $1,299         $1,144

As of September 30, 2006 and 2005, individually impaired loans were not material to the consolidated financial statements.

NOTE C - BENEFIT PLANS

Pension expense includes the following:

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                 ------------------   -----------------
                                                    2006   2005          2006   2005
                                                    ----   ----          ----   ----
Service cost                                         $56    $62          $168   $187
Interest cost                                         40     38           120    116
Expected return on assets                            (43)   (37)         (129)  (113)
Amortization of prior service cost, transition
   liability and plan amendment                        7     14            21     42
                                                     ---    ---          ----   ----
Pension expense                                      $60    $77          $180   $232
                                                     ===    ===          ====   ====

During the nine months ended September 30, 2006, there were no recognized gains or losses nor any gains or losses due to settlements or curtailments.

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2006 and 2005

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                      SEPTEMBER 30,   DECEMBER 31,
                                           2006           2005
                                      -------------   ------------
                                       (Unaudited)
                                             (In thousands)
Commitments to extend credit             $35,652         $29,617
Credit card and ready reserve lines        1,166           2,028
Standby letters of credit                    707             855

                              UNITED BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of September 30, 2006, as compared to December 31, 2005 and the results of operations for the nine and three months ended September 30, 2006 compared to the same periods in 2005. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

CRITICAL ACCOUNTING POLICIES

Management makes certain judgments that affect the amounts reported in the financial statements and footnotes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements, and as this information changes, the financial statements could reflect different estimates, assumptions, and judgment.

The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to management. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, development affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay and current economic and industry conditions. Also considered as part of that judgment is a review of each bank's trend in delinquencies and loan losses, and economic factors.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (continued)

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable loan losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgment about the credit quality of the loan portfolio. While the Company strives to reflect all known risk factors in its evaluation, judgment errors may occur.

ANALYSIS OF FINANCIAL CONDITION

Earning Assets - Loans

At September 30, 2006, gross loans were $237,066,000, compared to $232,011,000 at year-end 2005, an increase of $5,055,000 or 2.2%. The increase in total outstanding loans was the result of an increase in the commercial portfolio. Management attributes the relatively strong increase in commercial loans to the gradual strengthening of the economic environment in the lending markets served.

Installment loans represented 17.9% of total loans at September 30, 2006 compared to 18.9% at December 31, 2005. This indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations.

Commercial and commercial real estate loans comprised 58.2% of total loans at September 30, 2006 compared to 56.2% at December 31, 2005. Commercial and commercial real estate loans have increased $5,676,000 or 4.4% since December 31, 2005. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area. The majority of these loans are secured by real estate holdings comprised of hotels, motels and churches located in various geographic locations, including Columbus and the Akron-Canton, Ohio metropolitan areas.

Real estate loans were 23.8% of total loans at September 30, 2006 and 24.9% at year-end 2005. Real estate loans decreased by 2.1% or $1,221,000 since December 31, 2005. Real estate lending for the nine months of 2006 has been extremely slow with respect to the Company's adjustable rate mortgage products. As of September 30, 2006, CITIZENS has $33,968,000 in fixed rate loans that they service for a fee that is typically 25 basis points.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2006 were approximately $486,000, or 16.7%, of the beginning balance in the allowance for loan losses.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS OF FINANCIAL CONDITION (CONTINUED)

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at September 30, 2006 increased approximately $11,947,000, or 9.8% from year-end 2005 totals. This growth partially reflects deployment of the Company's increased deposits over the 2006 period. Securities held to maturity at September 30, 2006 decreased approximately $1,440,000, or 7.1% compared to year-end 2005 totals.

Sources of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2006, total core deposits increased approximately $23,163,000, or 8.6%. The Company's interest-bearing demand deposits increased $19,684,000 or 23.9%, noninterest-bearing demand deposits decreased $999,000 or 3.8% while certificates of deposits under $100,000 increased by $9,337,000, or 7.7%. As part of a strategic focus to grow deposits, the Company introduced a new premium rate money market index account with a guaranteed interest rate for 180 days. In addition to paying a premium interest rate, a debit/ATM named the "Freedom Card" is issued with the account. The benefit of the Freedom Card is to allow our customers to use any ATM in the continental United States without a service fee.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2006, certificates of deposit greater than $100,000 increased $7,224,000, or 18.5%, from year-end 2005 totals.

Over the past several years, COMMUNITY has developed several large depository customers. As of September 30, 2006, the eight largest depository customers accounted for approximately 31.0% of COMMUNITY'S certificate of deposits and approximately 76.8% of total certificates of deposits greater than $100,000. These customers also represent 11.1% of COMMUNITY'S demand deposits at September 30, 2006. Total concentration of retail funding is approximately 23.3% of COMMUNITY'S total deposits at September 30, 2006. On a consolidated level, this represents approximately 6.8% of total retail deposits at September 30, 2006 compared to 10.0% at December 31, 2005. This deposit concentration does pose possible liquidity and earnings risk for COMMUNITY. The earnings risks would be triggered if COMMUNITY would be placed in a position to sell assets below book value to meet current liquidity needs. This risk is mitigated with COMMUNITY'S capability to borrow wholesale funding from its correspondent banks. Management has an active asset/liability committee that monitors, among other items, monthly liquidity needs on a 90 day time horizon.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS OF FINANCIAL CONDITION (CONTINUED)

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first nine months of 2006, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. As a result of the Company's growth in deposits in 2006, total borrowings, including federal funds purchased, decreased approximately $21,570,000, or 32.2% from year-end 2005 totals.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Income

Basic and diluted earnings per share for the nine months ended September 30, 2006 totaled $0.33, compared with $0.60 for the nine months ended September 30, 2005. In dollars, the Company's net income decreased by $1,137,000, for the nine months ended September 30, 2006, compared to the same period in 2005.

In March 2006, James W. Everson was appointed President and Chief Executive Officer of COMMUNITY after the affiliate did not meet its 2006 business plan by posting losses in January and February. Management developed three strategic and tactical initiatives in June of 2006 aimed at enhancing future profitability of COMMUNITY. First, the Company took a charge against earnings of approximately $330,000 relative to COMMUNITY's bond portfolio. With our current reinvestment strategy, management anticipates this loss to be recouped in just slightly over two years, while the average life of the bonds sold was approximately four years. Second, a $90,000 charge against earnings was taken to improve the profitability and customer service related to COMMUNITY's ATM and credit card platforms. Finally, an additional $210,000 was charged in loan loss provision expense against earnings to replenish the loan loss reserve account at COMMUNITY for loans charged off during the quarter.

In September, COMMUNITY recorded an additional $550,000 in loan loss provision against earnings, reflecting the charge-off related to a commercial loan. In total, COMMUNITY has recorded additional pre-tax charges against income during 2006 of approximately $1,247,000.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 3.1% or $302,000 for the nine months ended September 30, 2006 compared to the same period in 2005.

Total interest income for the nine months ended September 30, 2006 was $18,856,000 compared to $16,326,000 for the same period in 2005. Total interest income increased $2,530,000, or 15.5%. Contributing to the increase is the overall increase in the interest rate environment in 2006.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (CONTINUED)

Net Interest Income (continued)

Total interest expense for the nine months ended September 30, 2006 when compared to the same nine-month period ended September 30, 2005, increased 43.3%, or $2,832,000. The Company has experienced an increase in interest expense due to both the effect of a higher interest rate environment for the first nine months of 2006 as compared to 2005. The increase is also attributable to the increase in interest-bearing liabilities during the nine month period ended September 30, 2006.

Provision for Loan Losses

The total provision for loan losses was $1,056,000 for the nine months ended September 30, 2006 compared to $328,000 for the same period in 2005. At September 30, 2006 the allowance for loan losses to total gross loans was 1.47% as compared to 1.25% at December 31, 2005. The allowance for loan losses to nonperforming loans was 229.76% at September 30, 2006, compared to 188.47% at December 31, 2005. The increase in loan loss provision for the nine month period ended September 30, 2006 is due primarily to the aforementioned charge-off with a large commercial customer at the COMMUNITY affiliate.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the nine months ended September 30, 2006 was $1,591,000 compared to $1,729,000 for the same nine-month period ended September 30, 2005, a decrease of approximately 8.0% or $138,000. The decline is fully attributable to a $350,000 realized loss on sale of securities for the nine months ended September 30, 2006, compared to a $25,000 realized loss for the same period in 2005. As stated previously, management's sale strategy in 2006 was largely predicated on a payback period of 2 years based on reinvesting those funds in 4 year bonds at increased interest rates. The Company has also experienced a slow-down in the fixed rate residential mortgage activity, resulting in a decrease in net realized gains on the sale of loans of $2,000 from 2005 to 2006.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2006 increased $579,000 or 7.3% over the nine months ended September 30, 2005. Salaries and employee benefits costs increased $317,000 or 7.9% mainly due to annual merit increases and higher costs related to the Company's defined benefit plan and medical insurance benefits. Legal fees related to collection and foreclosure proceedings increased $90,000 for the nine months ended September 30, 2005. Other operating expenses increased $106,000 due mainly to the $80,000 charge against other real estate and repossessions at COMMUNITY during the nine months ended September 30, 2006

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Income

Basic and diluted earnings per share for the three months ended September 30, 2006 each totaled $0.10, compared with $0.20, respectively, for the three months ended September 30, 2005. In dollars, the Company's net income decreased by $425,000, or 51.3%, for the three months ended September 30, 2006, compared to the same quarter in 2005. As stated previously, in the 2006 quarter an additional $550,000 was charged to the loan loss provision.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 2.7%, or $87,000, for the three months ended September 30, 2006 compared to the same period in 2005 due to continued downward pressure on the net interest margin during the current three month period caused by a continued flattening of the yield curve.

Total interest income for the three months ended September 30, 2006 was $6,552,000 compared to $5,658,000 for the same period in 2005, an increase of $894,000, or 15.8%. The increase can be attributed to the overall growth of the loan portfolio.

Total interest expense for the three months ended September 30, 2006 when compared to the same three-month period ended September 30, 2005, increased by 40.8%, or $981,000. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities, as well as the effect of a higher interest rate environment in 2006 as compared to 2005.

Provision for Loan Losses

The provision for loan losses was $652,000 for the three months ended September 30, 2006 compared to $68,000 for the same period in 2005. The increase in loan loss provision for the three month period ended September 30, 2006 is due to the aforementioned credit issues with a larger commercial customer.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2006 was $699,000 compared to $574,000 for the same three-month period ended September 30, 2005, an increase of approximately 21.8%, or $125,000. During the three-months ended September 30, 2006, the increase in noninterest income was driven by increase in the gain on sale of other real estate owned properties approximately $113,000.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Noninterest Expense

Noninterest expense for the three months ended September 30, 2006 increased $109,000, or 4.1%, over the three months ended September 30, 2005. Salaries and employee benefits expense increased $100,000 or 7.5% mainly due to annual merit increases and higher costs related to the Company's defined benefit plan and medical insurance benefits.

CAPITAL RESOURCES

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 2006, totaled $32,408,000 compared to $32,480,000 at December 31, 2005, a 0.2% decrease. Total shareholders' equity in relation to total assets was 7.6% at September 30, 2006 and 7.9% at December 31, 2005. In 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES (CONTINUED)

The following table illustrates the Company's well-capitalized classification at September 30, 2006

                                     SEPTEMBER 30, 2006
                                   ----------------------
                                         (Unaudited)
                                   (Dollars in thousands)
Tier 1 capital                            $ 38,182
Total risk-based capital                  $ 41,282
Risk-weighted assets                      $263,644
Average total assets                      $416,225

Tier 1 capital to average assets              9.17%
Tier 1 risk-based capital ratio              14.48%
Total risk-based capital ratio               15.66%

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

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with generally accepted accounting principles of the United States of America ("GAAP"). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

                              UNITED BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                (c)                    (d)
                                                          Total Number of        Maximum Number or
                                                         Shares (or Units)      Approximate Dollar
                      (a)                                Purchased as Part     Value) of Shares (or
                Total Number of            (b)              Of Publicly        Units) that May Yet Be
               Shares (or Units)   Average Price Paid     Announced Plans    Purchased Under the Plans
Period             Purchased       Per Share (or Unit)      Or Programs             or Programs
------         -----------------   -------------------   -----------------   -------------------------
Month #1
7/1/2006 to            0                                         0                  $1,190,025
7/31/2006

Month #2
8/1/2006 to            0                                         0                  $1,190,025
8/31/2006

Month #3
9/1/2006 to            0                                         0                  $1,190,025
9/30/2006

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 16, 2005, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period. Such authorization will expire on November 15, 2007.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the "Plan"), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and certain senior executive officers. Under the Plan, eligible participants may defer fees payable to them by the Company, which fees are used to acquire common shares which are credited to a participant's respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant's account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company's stock. On August 30, 2006, the Company allocated a total of 2,017 common shares to participant accounts for the aggregate purchase price of $22,005. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by
Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

                              UNITED BANCORP, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

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


                                        /s/ United Bancorp, Inc.
                                        ----------------------------------------


Date: November 14, 2006                 By: /s/ James W. Everson
                                            ------------------------------------
                                            James W. Everson
                                            Chairman, President &
                                            Chief Executive Officer


Date: November 14, 2006                 By: /s/ Randall M. Greenwood
                                            ------------------------------------
                                            Randall M. Greenwood
                                            Senior Vice President, Chief
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