Form 10-K
period 2006-12-31
UNITED BANCORP INC /OH/
filed 2007-03-30
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM N/A TO N/A

                         COMMISSION FILE NUMBER 0-16540

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its Charter.)

                    OHIO
        (State or other jurisdiction                      34-1405357
      of incorporation or organization)       (IRS) Employer Identification No.)

201 SOUTH FOURTH STREET, MARTINS FERRY, OHIO                 43935
  (Address of principal executive offices)                (ZIP Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (740) 633-0445

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 NONE                                       N/A
          (Title of class)              (Name of each exchange on which registered)
Common Stock, Par Value $1.00 a share              NASDAQ Capital Market

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT. YES [ ] NO [X].

INDICATED BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE EXCHANGE ACT. YES [ ] NO [X].

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

   LARGE ACCELERATED FILER [ ] ACCELERATED FILER [ ] NON-ACCELERATED FILER [X]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [ ] NO [X]

AS OF JUNE 30, 2006, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $43,884,823 BASED ON THE CLOSING SALE PRICE AS REPORTED ON THE NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION SYSTEM.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

REGISTRANT HAD 5,047,850 COMMON SHARES OUTSTANDING AS OF MARCH 6, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 18, 2007 ARE INCORPORATED BY REFERENCE INTO PART III.

PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2006 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II.

PART I

ITEM 1 BUSINESS

          BUSINESS

          United Bancorp, Inc. (Company) is a financial holding company headquartered in Martins Ferry, Ohio. The Company has two wholly owned subsidiary banks, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS) and The Community Bank, Lancaster, Ohio (COMMUNITY), collectively "Banks".

          The Banks are located in northeastern, eastern, southeastern and south central Ohio and are engaged in the business of commercial and retail banking in Belmont, Harrison, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Banks provide a broad range of banking and financial services, which include accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office in Martins Ferry, Ohio and nine branches located in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. COMMUNITY conducts its business through its seven offices in Amesville, Glouster, Lancaster, and Nelsonsville, Ohio. COMMUNITY offers full brokerage service through UVEST(R) member NASD/SIPC.

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

          In 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services, which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards. Effective 2006, the Company is no loger a financial holding company.

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

     EMPLOYEES

     The Company itself, as a holding company, has no compensated employees. CITIZENS has 82 full time employees, with 19 of these serving in a management capacity and 36 part time employees. COMMUNITY has 32 full time employees, with 7 serving in a management capacity and 18 part time employees. The Company considers employee relations to be good at all subsidiary locations.

     INDUSTRY SEGMENTS

     United Bancorp and its subsidiaries are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp's business.

          United Bancorp's internet website is www.unitedbancorp.com.

     I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

          Refer to Management's Discussion and Analysis "Average Balances, Net Interest Income and Yields Earned and Rates Paid" set forth at page 23 of our 2006 Annual Report, which is incorporated by reference.

     II   INVESTMENT PORTFOLIO

     A The following table sets forth the carrying amount of securities at December 31, 2006, 2005 and 2004:

                                               December 31,
                                      ------------------------------
(In thousands)                          2006       2005       2004
                                      --------   --------   --------
AVAILABLE FOR SALE (AT MARKET)
   US Government agency obligations   $ 79,864   $ 75,483   $ 74,192
   Mortgage-backed securities           28,221     35,440     42,706
   Collateralized mortgage
      obligations                          765      2,230      4,783
   State and municipal obligations      24,953      8,769     16,117
   Equity securities                         5         24         18
                                      --------   --------   --------
                                      $133,808   $121,946   $137,816
                                      ========   ========   ========
HELD TO MATURITY (AT COST)
   State and municipal obligations    $ 17,870   $ 20,262   $ 14,948
                                      ========   ========   ========

     B Contractual maturities of securities at year-end 2006 were as follows:

                                                                   Average
                                      Amortized    Estimated   Tax Equivalent
Available for Sale                       Cost     Fair Value        Yield
------------------                    ---------   ----------   --------------
                                      (Dollars in  Thousands)
US GOVERNMENT AGENCY OBLIGATIONS
   Under 1 Year                        $  2,000    $  1,979         5.75%
   1-5 years                              4,890       4,762         4.02%
   5-10 years                            20,517      20,180         4.95%
   Over 10 years                         53,945      52,943         5.48%
                                       --------    --------     --------
      Total                              81,352      79,864         4.65%
                                       --------    --------     --------
MORTGAGE-BACKED SECURITIES
   1-5 years                              5,407       5,279         3.89%
   5-10 years                             2,784       2,705         4.02%
   Over 10 years                         20,818      20,237         4.44%
                                       --------    --------     --------
      Total                              29,009      28,221         4.30%
                                       --------    --------     --------
COLLATERALIZED MORTGAGE OBLIGATIONS
   1-5 years                                218         214         4.10%
   5-10 years                                --          --         0.00%
   Over 10 years                            565         551         4.12%
                                       --------    --------     --------
      Total                                 783         765         4.00%
                                       --------    --------     --------
STATE AND MUNICIPAL OBLIGATIONS
   Under 1 Year                             390         393         6.01%
   1-5 years                              1,413       1,446         5.91%
   5-10 years                             4,224       4,160         5.58%
   Over 10 years                         18,884      18,954         5.95%
                                       --------    --------     --------
      Total                              24,911      24,953         5.99%
                                       --------    --------     --------
OTHER SECURITIES
   Equity securities                          4           5         0.00%
                                       --------    --------     --------
TOTAL SECURITIES AVAILABLE FOR SALE    $136,059    $133,808         5.80%
                                       ========    ========     ========
HELD TO MATURITY

STATE AND MUNICIPAL OBLIGATIONS
   Under 1 Year                        $    475    $    479         5.97%
   1-5 years                              2,643       2,735         5.98%
   5-10 years                             4,961       5,067         5.50%
   Over 10 years                          9,791       9,939         6.05%
                                       --------    --------     --------
TOTAL SECURITIES HELD TO MATURITY      $ 17,870    $ 18,220         5.88%
                                       ========    ========     ========

     C Excluding holdings of U.S. Agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2006.

     III  LOAN PORTFOLIO

          A    TYPES OF LOANS

               The amounts of gross loans outstanding at December 31, 2006, 2005, 2004, 2003 and 2002 are shown in the following table according to types of loans:

                                                    DECEMBER 31,
                                ----------------------------------------------------
(In thousands)                    2006       2005       2004       2003        2002
                                --------   --------   --------   --------   --------
Commercial loans                $ 40,512   $ 32,675   $ 35,309   $ 28,049   $ 21,060
Commercial real estate loans      92,895     97,706     83,103     68,902     69,287
Residential real estate loans     56,167     57,746     55,062     52,237     52,535
Installment loans                 41,943     43,884     41,973     49,421     45,006
                                --------   --------   --------   --------   --------
   Total loans                  $231,517   $232,011   $215,447   $198,609   $187,888
                                ========   ========   ========   ========   ========

               Construction loans were not significant at any date indicated above.

          B    MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
               RATES

               The following is a schedule of commercial and commercial real estate loans at December 31, 2006 maturing within the various time frames indicated:

                                ONE YEAR   ONE THROUGH      AFTER
(In thousands)                   OR LESS    FIVE YEARS   FIVE YEARS     TOTAL
                                --------   -----------   ----------   --------
Commercial loans                 $13,992     $18,200       $ 8,320    $ 40,512
Commercial real estate loans      58,633      29,858         4,404      92,895
                                 -------     -------       -------    --------
   Total                         $72,625     $48,058       $12,724    $133,407
                                 =======     =======       =======    ========

               The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans at December 31, 2006 due to mature after one year:

(In thousands)                 FIXED RATE   VARIABLE RATE   TOTAL > ONE YEAR
                               ----------   -------------   ----------------
Commercial loans                 $ 8,926       $13,009           $21,935
Commercial real estate loans       9,939        28,908            38,847
                                 -------       -------           -------
Total                            $18,865       $41,917           $60,782
                                 =======       =======           =======

               Variable rate loans are those loans with floating or adjustable interest rates.

          C    RISK ELEMENTS

               1.   NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

               The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2006, 2005 and 2004:

                                                                              DECEMBER 31,
                                                                 --------------------------------------
(In thousands)                                                    2006     2005     2004    2003   2002
                                                                 ------   ------   ------   ----   ----
Nonaccrual basis (1)                                             $3,396   $1,144   $1,106   $101   $685
Accruing loans 90 days or greater past due                           55      417      500    655     85
Impaired loans (2) (3)                                            3,122      875       --     --     --
Impaired loan with related allowance for unconfirmed losses      $1,012       --       --     --     --
Impaired loan without related allowance for unconfirmed losses   $2,110   $  875       --     --     --

(1)  There were no restructured loans at any of the dates indicated above.

(2) Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not material for 2002 through 2004 inclusive. Interest recognized on impaired loans in 2006 was $309,000

(3) Additional information incorporated by reference on pages 26 and 36 of the Notes to Consolidated Financial Statements set forth in our 2006 Annual Report, which is incorporated herein by reference

               The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $218,000 for the year ended December 31, 2006. At that date, all impaired loans were commercial or commercial real estate loans.

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

               2.   POTENTIAL PROBLEM LOANS

               The Company had no potential problem loans as of December 31, 2006 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

               3.   LOAN CONCENTRATIONS

               Refer to Page 56, Note J of Notes to Consolidated Financial Statements set forth in our 2006 Annual Report, which is incorporated herein by reference.

     IV   SUMMARY OF LOAN LOSS EXPERIENCE

          For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer pages 13 of the "Management's Discussion and Analysis" and Notes to Consolidated Financial Statements set forth in our 2006 Annual Report, which is incorporated herein by reference.

          A    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

               The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

(Dollars in thousands)                        2006        2005       2004       2003       2002
                                            --------    --------   --------   --------   --------
LOANS
Loans outstanding                           $231,517    $232,011   $215,447   $198,608   $187,888
Average loans outstanding                   $234,436    $224,945   $208,658   $192,725   $184,131

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year                $  2,904    $  2,995   $  2,843   $  2,971   $  2,879
Loan Charge-offs:
   Commercial                                  1,420          89         58        250        135
   Commercial real estate                         --          --         --         79         45
   Residential real estate                       350         331         16         28         84
   Installment                                   377         342        645        459        507
                                            --------    --------   --------   --------   --------
Total loan charge-offs                         2,147         762        719        816        771
                                            --------    --------   --------   --------   --------
Loan recoveries
   Commercial                                     22           7          4          3         17
   Commercial real estate                         --          --         --         --         --
   Residential real estate                        34          50          7          3          1
   Installment                                   148         202        242        142        215
                                            --------    --------   --------   --------   --------
Total loan recoveries                            204         259        253        148        233
                                            --------    --------   --------   --------   --------
Net loan charge-offs                           1,943         503        466        668        538
Provision for loan losses                      1,384         412        618        540        630
                                            --------    --------   --------   --------   --------
Balance at end of year                      $  2,345    $  2,904   $  2,995   $  2,843   $  2,971
                                            ========    ========   ========   ========   ========
Ratio of net charge-offs to average loans       0.83%       0.22%      0.22%      0.35%      0.29%      0.29%
                                            --------    --------   --------   --------   --------   --------

          B    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

               The following table allocates the allowance for possible loan losses at December 31, 2006, 2005, 2004, 2003 and 2002.
               Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Banks' service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

(Dollars in
 thousands)            2006                    2005                    2004                    2003                    2002
             ----------------------  ----------------------  ----------------------  ----------------------  ----------------------
             Allowance   % Loans to  Allowance   % Loans to  Allowance   % Loans to  Allowance   % Loans to  Allowance  % Loans to
Loan type      Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans
---------    ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
Commercial     $  636      17.50%      $  502      14.08%      $  530      16.39%      $  452      14.13%      $  361      11.21%
Commercial
   Real
   Estate         777      40.12%       1,092      42.11%       1,136      38.57%       1,005      34.69%         965      36.88%
Residential
   Real
   Estate         138      24.26%         310      24.89%         313      25.56%         387      26.30%         403      27.96%
Installment       442      18.12%         739      18.92%         532      19.48%         982      24.88%         879      23.95%
Unallocated       352        N/A          261        N/A          484        N/A           17        N/A          363        N/A
               ------     ------       ------     ------       ------     ------       ------     ------       ------     ------
   Total       $2,345     100.00%      $2,904     100.00%      $2,995     100.00%      $2,843     100.00%      $2,971     100.00%
               ======     ======       ======     ======       ======     ======       ======     ======       ======     ======

     V    DEPOSITS

          A    SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

               Refer to Management's Discussion and Analysis and Results of Operations "Average Balances, Net Interest Income and Yields Earned and Rates Paid" set forth in our 2006 Annual Report and incorporated herein by reference.

          B    MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

               The time to remaining maturity for time deposits in excess of $100,000 are:

(Dollars in thousands)       2006
                           -------
Less than 3 months         $ 6,226
Over 3 through 6 months      5,422
Over 6 through 12 months    11,865
Over 12 months              22,705
                           -------
Totals                     $46,218
                           =======

     VI   RETURN ON EQUITY AND ASSETS

          Our dividend payout ratio and equity to assets ratio:

                              DECEMBER 31,
                        ----------------------
                         2006     2005    2004
                        ------   -----   -----
Dividend Payout Ratio   106.67%  61.97%  55.71%
Equity to Assets          7.73%   7.88%   8.26%

          For other ratios refer to the inside front cover of our 2006 Annual Report to Shareholders, incorporated herein by reference.

     VII  SHORT-TERM BORROWINGS

          Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars In thousands)                            2006      2005      2004
                                                -------   -------   -------
Balance at December 31,                         $ 6,218   $ 7,142   $12,612
Weighted average interest rate at December 31      4.26%     2.49%     0.96%
Average daily balance during the year           $10,557   $10,129   $ 9,013
Average interest rate during the year              4.18%     2.58%     0.92%
Maximum month-end balance during the year       $22,659   $14,555   $12,632

          Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices.

          Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

(In thousands)                                     2006      2005      2004
                                                 -------   -------   -------
Balance at December 31,                          $33,175   $35,000   $32,500
Weighted average interest rate at December 31,      5.79%     3.62%     2.70%
Average daily balance during the year            $31,034   $27,217   $29,466
Average interest rate during the year               4.99%     3.44%     1.90%
Maximum month-end balance during the year        $39,510   $36,057   $36,895

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

          SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

          Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

                               Executive Officers Positions
                               held with Company;
Name                     Age   Business Experience
----                     ---   ----------------------------
James W. Everson          68   Chairman, President and Chief Executive Officer
Scott Everson             39   Senior Vice President and Chief Operating Officer
Randall M. Greenwood      43   Senior Vice President and Chief Financial
                               Officer, Treasurer
James A. Lodes            61   Vice President - Lending
Norman F. Assenza, Jr.    61   Vice President - Operations and Secretary
Michael A. Lloyd          38   Vice President - Information Systems

          Each individual has held the position noted during the past five years, except for the following:

          Scott A. Everson served as President and Chief Operating Officer from April 2002 to November 2004 and Senior Vice President, Operations and Retail Banking, of The Citizens Savings Bank from May 1999 to April 2002. Prior to that he served as Assistant Vice President/Branch Manager Bridgeport Office from 1997 to May 1999. In addition, he is currently President and Chief Executive Office and a Director of The Citizens Savings Bank. He has held this position since November 2004.

          Michael A. Lloyd served as Senior Vice President Management Information Systems from October 1999 to April 2002 of the Citizens Savings Bank and prior to that he served as Vice President Management Information Systems from April 1999 to October 1999. He served as Data Processing Manager from 1994 to April 1999 for The Citizens Savings Bank.

     Each of these Executive Officers are serving at-will in their current positions. The Officers have held the positions for the following time periods: James W. Everson, 24 years, Norman F. Assenza, Jr., 24 years, James A. Lodes, 11 years, and Randall M. Greenwood, 9 years.

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

     COMPETITIVE RISK - The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include regional and national banks within the market the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, and insurance. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints, and may have lower cost structures. Additionally, many competitors may be able to achieve economies of scale, and as a result, may offer a broader range of products and services as well as better pricing for those products and services. Increased competition could adversely affect the Company's growth and profitability, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

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

     No matters were submitted to shareholders for a vote during the fourth quarter of 2006.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Refer to Page 3, "Shareholder Information" of the 2006 Annual Report To Shareholders and refer to Page 42, Note A, Number 20, of the Notes to the Consolidated Financial Statements of the Company in the 2006 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                           ISSUER PURCHASES OF EQUITY SECURITIES

                                                       (C)
                                                 TOTAL NUMBER OF            (D)
                                                   SHARES (OR        MAXIMUM NUMBER (OR
                    (A)                         UNITS) PURCHASED     APPROXIMATE DOLLAR
               TOTAL NUMBER          (B)           AS PART OF       VALUE) OF SHARES (OR
               OF SHARES (OR    AVERAGE PRICE       PUBLICLY        UNITS) THAT MAY YET
                  UNITS)       PAID PER SHARE    ANNOUNCED PLANS     BE PURCHASED UNDER
PERIOD           PURCHASED        (OR UNIT)        OR PROGRAMS     THE PLANS OR PROGRAMS
------         -------------   --------------   ----------------   ---------------------
Month #l
10/1/2006 to
10/31/2006

Month #2
11/1/2006 to
11/30/2006

Month #3
12/1/2006 to
12/31/2006         5,688           $ 9.91             5,688              $1,943,626

Total              5,688           $11.95             5,688              $1,943,626

UNITED BANCORP PURCHASED THESE SHARES UNDER A STOCK PURCHASE PROGRAM PUBLICLY ANNOUNCED BY A PRESS RELEASE ISSUED ON NOVEMBER 21, 2006, UNDER WHICH ITS BOARD OF DIRECTORS AUTHORIZED MANAGEMENT TO CAUSE THE COMPANY TO PURCHASE UP TO $2 MILLION OF ITS COMMON SHARES OVER A TWO-YEAR PERIOD. SUCH AUTHORIZATION WILL EXPIRE ON NOVEMBER 21, 2008.

                              UNITED BANCORP, INC.

                            TOTAL RETURN PERFORMANCE

                               (PERFORMANCE GRAPH)

                                                      PERIOD ENDING
                             ---------------------------------------------------------------
INDEX                        12/31/01   12/31/02   12/31/03   12/31/04   12/31/05   12/31/06
-----                        --------   --------   --------   --------   --------   --------
United Bancorp, Inc.          100.00     109.64     162.31     151.77     141.55     133.63
NASDAQ Composite              100.00      68.76     103.67     113.16     115.57     127.58
SNL Bank Index                100.00      91.69     123.69     138.61     140.50     164.35
SNL $250M-$500M Bank Index    100.00     128.95     186.31     211.46     224.51     234.58
SNL Midwest Bank Index        100.00      96.47     123.48     139.34     134.26     155.19
Dow Jones                     100.00      84.99     109.03     114.82     116.79     139.03

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

     Refer to inside front cover, "Decade of Progress" of the 2006 Annual Report To Shareholders, which is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Refer to Pages 12-26, "Management's Discussion and Analysis" of the 2006 Annual Report To Shareholders.

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

The following table sets forth the Company's contractual obligations at December 31, 2006:

                                               PAYMENT DUE BY PERIOD
                              -------------------------------------------------------
                                        LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS        TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------       -------   ---------   ---------   ---------   ---------
Long term debt obligations    $44,135    $39,799      $1,268      $1,160      $1,908
Operating lease obligations       130         26          52          52          --
Loan and standby letters
   of credit commitments       46,802     46,802          --          --          --
                              -------    -------      ------      ------      ------
Total                         $91,067    $86,627      $1,320      $1,212      $1,908
                              =======    =======      ======      ======      ======

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to Page 19-21 "Asset/Liability Management and Sensitivity to Market Risks" of the 2006 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the 2006 Annual Report To Shareholders, which is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

     The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B OTHER INFORMATION

     None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers of the Company is set forth in
     Part I, "Supplemental Item - Executive Officers of Registrant." Other information responding to this Item 10 is included in the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated by reference under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information concerning the Audit Committee Financial Expert is included in the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Committees of the Board - Audit Committee", and is incorporated herein by reference.

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

ITEM 11 EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the captions titled "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" of the Registrant's Proxy Statement for 2007 Annual Meeting of Shareholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

     The information contained in the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Ownership of Voting Shares" is incorporated herein by reference. The following table is a disclosure of securities authorized for issuance under equity compensation plans:

                                                     EQUITY COMPENSATION PLAN INFORMATION
                                         -------------------------------------------------------------
                                                                                 Number of securities
                                             Number of                            remaining available
                                          securities to be                        for future issuance
                                            issued upon       Weighted-average       under equity
                                            exercise of      exercise price of    compensation plans
                                            outstanding         outstanding      (excluding securities
                                         options, warrants   options, warrants    reflected in column
                                             and rights         and rights               (a))
                                         -----------------   -----------------   ---------------------
Equity compensation plans approved by
   security holders                            69,489              $10.23                  0
Equity compensation plans not approved
   by security holders
                                               ------              ------                 ---
   Total                                       69,489              $10.23                  0
                                               ======              ======                 ===

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections in the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders captioned "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Certain Transactions" and "Proposal 1-Election of Directors."

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference from the section under the caption "Principal Accounting Firm Fees" of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT/SCHEDULES

     FINANCIAL STATEMENTS

     (a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated March 23, 2007, appear on pages 29 through 60 of the United Bancorp, Inc. 2005 Annual Report and are incorporated herein by reference.

               Consolidated Statements of Financial Condition
               December 31, 2006 and 2005

               Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004

               Consolidated Statements of Shareholders' Equity for the
               Years Ended
               December 31, 2006, 2005 and 2004

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

               Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

             Report of Independent Registered Public Accounting Firm

                                    EXHIBITS

Exhibit
Number    Exhibit Description
-------   -------------------
 3.1      Amended Articles of Incorporation (1)
 3.2      Amended Code of Regulations (2)
 10.1     James W. Everson Change in Control Agreement (3)
 10.2     Randall M. Greenwood Change in Control agreement (3)
 10.3     Scott A. Everson Change in Control Agreement (3)
 10.4     Norman F. Assenza Change in Control Agreement (3)
 10.5     James A. Lodes Change in Control Agreement (3)
 10.6     Michael A. Lloyd Change in Control Agreement (3)
 10.7     United Bancorp, Inc. Stock Option Plan (4)
 10.8     United Bancorp, Inc. and Subsidiaries Director Supplemental Life
          Insurance Plan, covering Messrs. Hoopingarner, McGehee, Riesbeck and
          Thomas. (5)
 10.9     United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental
          Life Insurance Plan, covering James W. Everson, Scott A. Everson,
          Randall M. Greenwood, Norman F. Assenza, Michael A. Lloyd and James A.
          Lodes. (5)
 10.10    United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks
          Directors Deferred Compensation Plan. (5)
 10.11    Amended and Restated Trust Agreement among United Bancorp, Inc. as
          Depository, Wilmington Trust Company, as Property Trustee, Wilmington
          Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)
 10.12    Junior Subordinated Indenture between United Bancorp, Inc. and
          Wilmington Trust Company, as Trustee, dated as of November 17, 2005.
          (6)
 10.13    Guaranty Agreement between United Bancorp, Inc., as Guarantor, and
          Wilmington Trust Company, as Guarantee Trustee, dated as of November
          17, 2005. (6)
 13       2006 Annual Report
 21       Subsidiaries of the Registrant (5)
 23       Consent of Grant Thornton, LLP
 31.1     Rule 13a-14(a) Certification - CEO
 31.2     Rule 13a-14(a) Certification - CFO
 32.1     Section 1350 Certification - CEO
 32.2     Section 1350 Certification - CFO

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

(6) Incorporated by reference to the registrant's 10K filed with the Securities and Exchanges Commission on March 30, 2006.

                               UNITED BANCORP INC.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.


By: /s/ James W. Everson                March 29, 2007
    ---------------------------------
    James W. Everson,
    Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ James W. Everson                March 29, 2007
    ---------------------------------
    James W. Everson, Chairman,
    President & CEO


By: /s/ Randall M. Greenwood            March 29, 2007
    ---------------------------------
    Randall M. Greenwood,
    Senior Vice President & CFO


By: /s/ Michael J. Arciello             March 29, 2007
    ---------------------------------
    Michael J. Arciello, Director


By: /s/ Terry A. McGhee                 March 29, 2007
    ---------------------------------
    Terry A. McGhee, Director


By: /s/ John M. Hoopingarner            March 29, 2007
    ---------------------------------
    John M. Hoopingarner, Director


By: /s/ Richard L. Riesbeck             March 29, 2007
    ---------------------------------
    Richard L. Riesbeck, Director


By: /s/ L.E. Richardson, Jr.            March 29, 2007
    ---------------------------------
    L.E. Richardson, Jr. , Director


By: /s/ Matthew C. Thomas               March 29, 2007
    ---------------------------------
    Matthew C. Thomas, Director

                               UNITED BANCORP INC.

EXHIBIT INDEX

Exhibit
Number    Exhibit Description
-------   -------------------
 3.1      Amended Articles of Incorporation (1)
 3.2      Amended Code of Regulations (2)
 10.1     James W. Everson Change in Control Agreement (3)
 10.2     Randall M. Greenwood Change in Control agreement (3)
 10.3     Scott A. Everson Change in Control Agreement (3)
 10.4     Norman F. Assenza Change in Control Agreement (3)
 10.5     James A. Lodes Change in Control Agreement (3)
 10.6     Michael A. Lloyd Change in Control Agreement (3)
 10.7     United Bancorp, Inc. Stock Option Plan (4)
 10.8     United Bancorp, Inc. and Subsidiaries Director Supplemental Life
          Insurance Plan, covering Messrs. Hoopingarner, McGehee, Riesbeck and
          Thomas. (5)
 10.9     United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental
          Life Insurance Plan, covering James W. Everson, Scott A. Everson,
          Randall M. Greenwood, Norman F. Assenza, Michael A. Lloyd and James A.
          Lodes. (5)
 10.10    United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks
          Directors Deferred Compensation Plan. (5)
 10.11    Amended and Restated Trust Agreement among United Bancorp, Inc. as
          Depository, Wilmington Trust Company, as Property Trustee, Wilmington
          Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)
 10.12    Junior Subordinated Indenture between United Bancorp, Inc. and
          Wilmington Trust Company, as Trustee, dated as of November 17, 2005.
          (6)
 10.13    Guaranty Agreement between United Bancorp, Inc., as Guarantor, and
          Wilmington Trust Company, as Guarantee Trustee, dated as of November
          17, 2005. (6)
 13       2006 Annual Report
 21       Subsidiaries of the Registrant (5)
 23       Consent of Grant Thornton, LLP
 31.1     Rule 13a-14(a) Certification - CEO
 31.2     Rule 13a-14(a) Certification - CFO
 32.1     Section 1350 Certification - CEO
 32.2     Section 1350 Certification - CFO

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

(6) Incorporated by reference to the registrant's 10K filed with the Securities and Exchanges Commission on March 30, 2006.