Form 10-Q
period 2007-03-31
UNITED BANCORP INC /OH/
filed 2007-05-15
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2007

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

        COMMON STOCK, $1.00 PAR VALUE 4,596,956 SHARES AS OF MAY 4, 2007

                              UNITED BANCORP, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except per share data)

                                                                            MARCH 31,    DECEMBER 31,
                                                                               2007          2006
                                                                           -----------   ------------
                                                                           (Unaudited)
      ASSETS

Cash and due from financial institutions                                     $  6,677      $  6,817
Interest-bearing deposits in other financial institutions                       6,091         7,737
                                                                             --------      --------
   Total cash and cash equivalents                                             12,768        14,554

Securities available for sale - at market                                     140,536       133,808
Securities held to maturity - estimated fair value of $17,586
   and $18,220 at March 31, 2007 and December 31, 2006, respectively           17,278        17,870
Total loans                                                                   227,097       231,517
Allowance for loan losses                                                      (2,382)       (2,345)
                                                                             --------      --------
      Loans - net                                                             224,715       229,172
Federal Home Loan Bank stock - at cost                                          4,624         4,556
Premises and equipment                                                          7,195         7,261
Accrued interest receivable                                                     3,005         2,578
Other real estate and repossessions                                               790           794
Bank-owned life insurance                                                       9,021         8,927
Mortgage servicing assets - at amortized cost                                     406           403
Other assets                                                                    1,793         1,730
                                                                             --------      --------
      Total assets                                                           $422,131      $421,653
                                                                             ========      ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits
   Noninterest-bearing                                                       $ 22,205      $ 23,703
   Interest-bearing                                                           110,278       100,449
Savings deposits                                                               30,288        30,972
Time deposits - under $100,000                                                130,213       128,663
Time deposits - $100,000 and over                                              44,987        46,218
                                                                             --------      --------
      Total deposits                                                          337,971       330,005
Federal funds purchased                                                           817            --
Advances from the Federal Home Loan Bank                                       33,833        44,135
Securities sold under agreements to repurchase                                 10,196         6,218
Trade date security purchases                                                   1,000         2,886
Subordinated debentures                                                         4,000         4,000
Accrued expenses and other liabilities                                          1,541         1,829
                                                                             --------      --------
      Total liabilities                                                       389,358       389,073

Commitments                                                                        --            --

Shareholders' equity
   Preferred stock - 2,000,000 shares without par value authorized; no
      shares issued                                                                --            --
   Common stock - $1 par value; 10,000,000 shares authorized;
      5,143,560 and 5,131,874 shares issued at March 31, 2007 and
      December 31, 2006, respectively                                           5,144         5,132
   Additional paid-in capital                                                  27,647        27,547
   Retained earnings                                                            7,026         6,962
   Stock held by deferred compensation plan; 99,953 and 103,135 shares
      at March 31, 2007 and December 31, 2006                                    (984)       (1,019)
   Treasury stock - at cost, 107,385 and 84,024 shares at March 31, 2007
      and December 31, 2006                                                    (1,119)         (864)
   Less required contributions for shares acquired by Employee Stock
      Ownership Plan (ESOP)                                                    (3,266)       (3,266)
   Accumulated comprehensive loss                                              (1,675)       (1,912)
                                                                             --------      --------
      Total shareholders' equity                                               32,773        32,580
                                                                             --------      --------
      Total liabilities and shareholders' equity                             $422,131      $421,653
                                                                             ========      ========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

               For the three months ended March 31, 2007 and 2006

                      (In thousand, except per share data)

                                                           2007     2006
                                                          ------   ------
                                                             (Unaudited)
Interest and dividend income
   Loans, including fees                                  $4,453   $4,172
   Taxable securities                                      1,397    1,390
   Non-taxable securities                                    460      300
   Federal funds sold                                         40       50
   Dividends on Federal Home Loan Bank stock and
      other                                                   76       73
                                                          ------   ------
         Total interest and dividend income                6,426    5,985

Interest expense
   Deposits
      Demand                                                 826      485
      Savings                                                 30       31
      Time                                                 1,991    1,568
   Borrowings                                                634      751
                                                          ------   ------
         Total interest expense                            3,481    2,835

         Net interest income                               2,945    3,150

Provision for loan losses                                    183      102
                                                          ------   ------
         Net interest income after provision for loan
            losses                                         2,762    3,048

Noninterest income (expense)
   Service charges on deposit accounts                       398      350
   Gain (loss) on sales of securities designated as
      available for sale                                       1      (30)
   (Loss) gain on sale of loans                               (1)       5
   Gains on sale of other real estate owned                   12       11
   Other income                                              258      276
                                                          ------   ------
         Total noninterest income                            668      612

Noninterest expense
   Salaries and employee benefits                          1,420    1,463
   Occupancy and equipment                                   312      330
   Professional services                                     139      114
   Insurance                                                  85       82
   Franchise and other taxes                                  79       98
   Advertising                                                93      105
   Stationery and office supplies                             68       60
   Other expenses                                            414      537
                                                          ------   ------
         Total noninterest expense                         2,610    2,789
                                                          ------   ------
         Earnings before income taxes                        820      871

Income tax expense                                           102      169
                                                          ------   ------
         Net Earnings                                     $  718   $  702
                                                          ======   ======
         EARNINGS PER COMMON SHARE
            Basic                                         $ 0.16   $ 0.15
                                                          ======   ======
            Diluted                                       $ 0.16   $ 0.15
                                                          ======   ======
            Dividends per share                           $ 0.13   $ 0.12
                                                          ======   ======

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2007 and 2006

                                 (In thousands)

                                                            2007      2006
                                                          -------   -------
                                                             (Unaudited)
Net earnings                                              $   718   $   702

Other comprehensive income, net of related tax effects:
   Unrealized holding gains (losses) on securities
      during the period, net of taxes (benefits) of
      $120 and $(261) in 2007 and 2006, respectively          233      (507)

   Reclassification adjustment for realized (gains)
      losses included in earnings, net of (taxes)
      benefits of $0 in 2007 and $10 in 2006                   (1)       20

   Amortization of prior service costs and actuarial
      losses, net of tax effects of $2                          5        --
                                                          -------   -------
Comprehensive income                                      $   955   $   215
                                                          =======   =======
Accumulated comprehensive loss                            $(1,675)  $(2,679)
                                                          =======   =======

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2007 and 2006

                                 (In thousands)

                                                            2007       2006
                                                          --------   --------
                                                              (Unaudited)
Cash flows from operating activities:
   Net earnings                                           $    718   $    702
Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                               124        133
   Provision for loan losses                                   183        102
   Deferred taxes                                               --          2
   Federal Home Loan Bank stock dividends                      (68)       (61)
   Loss (gains) on sales or calls of securities                 (1)        30
   Amortization of premiums and discounts on
      securities, net                                           31         76
   Gain on sale of loans                                       (27)        (5)
   Increase in value of bank owned life insurance              (94)       (66)
   Amortization of mortgage servicing rights                    24         21
   Gains on sale of real estate owned                          (12)       (11)
   Net change in accrued interest receivable and other
      assets                                                  (605)      (496)
   Net change in accrued expenses and other liabilities       (289)        52
                                                          --------   --------
         Net cash provided by(used in) operating
            activities                                         (16)       479

Cash flows used in investing activities:
   Securities available for sale:
      Sales                                                     --      2,138
      Maturities, prepayments and calls                      8,841      1,636
      Purchases                                            (17,142)    (7,981)
   Securities held to maturity:
      Maturities, prepayments and calls                        600        375
      Purchases                                                 --         --
   Net change in loans                                       4,223        973
   Proceeds from sale of real estate owned                      70         41
   Purchases of premises and equipment                         (58)       (46)
                                                          --------   --------
         Net cash used in investing activities              (3,466)    (2,864)

Cash flows provided by financing activities:
   Net change in deposits                                    7,966      7,225
   Net change in short-term borrowings                      (5,333)    (3,002)
   Principal payments on long-term debt                       (173)      (231)
   Cash dividends paid                                        (652)      (600)
   Proceeds from issuance of shares to Dividend
      Reinvestment Plan                                        126        105
   Proceeds from exercise of stock options                      18         --
   Treasury stock purchases                                   (256)      (110)
                                                          --------   --------
         Net cash provided by financing activities           1,696      3,387
                                                          --------   --------
Net increase (decrease) in cash and cash equivalents        (1,786)     1,002

Cash and cash equivalents at beginning of period            14,554     13,877
                                                          --------   --------
Cash and cash equivalents at end of period                $ 12,768   $ 14,879
                                                          ========   ========

Supplemental disclosure of cash flow information:
   Interest paid on deposits and borrowings               $  3,344   $  2,709
                                                          ========   ========
Supplemental disclosure of noncash investing
   activities:
   Transfer from loans to other real estate and
      repossessions                                       $     50   $      8
                                                          ========   ========
   Recognition of mortgage servicing rights               $     27   $     35
                                                          ========   ========
   Unrealized gain/(losses) on securities designated as
      available for sale, net of related tax effects      $    232   $   (487)
                                                          ========   ========

The accompanying notes are an integral part of these statements.

                              UNITED BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at March 31, 2007, and its results of operations and cash flows for the three month periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes for the year ended December 31, 2006 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. With the exception of the required changes in accounting principles discussed in Note A-9, the Company has consistently followed these policies in preparing this Form 10-Q.

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

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

4. Allowance for Loan Losses

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

The Company's impaired loan information is as follows as of and for the three months ended March 31:

                                                                2007     2006
                                                               ------   -----
                                                               (In thousands)
Impaired loans with related allowance for unconfirmed losses   $  505   $255
Impaired loans without allowance for unconfirmed losses         2,491    625
                                                               ------   ----
Total impaired loans                                           $2,996   $880
                                                               ======   ====

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Allowance for Loan Losses (continued)

                                                                  2007    2006
                                                                 ------   ----
                                                                 (In thousands
Allowance with respect to unconfirmed losses on impaired loans
   Beginning balance                                             $  305   $ --
   Provision                                                         --     74
   Charge-off of impaired loans                                     (70)    --
                                                                 ------   ----
   Ending balance                                                $  235   $ 74
                                                                 ======   ====
Average balance of impaired loans                                $3,059   $840
                                                                 ======   ====
Interest income recognized on impaired loans                     $   --   $ --
                                                                 ======   ====

5. Mortgage Servicing Assets

A summary of the Company's mortgage servicing assets as of and for the three months ended March 31, 2007 and as of and for the year ended December 31, 2006 is as follows:

                                                            MARCH 31,   DECEMBER 31,
                                                               2007         2006
                                                            ---------   ------------
Beginning balance                                              $403         $367
Recognition of mortgage servicing rights on sale of loans        27          107
Amortization during the period                                  (24)         (71)
                                                               ----         ----
Net carrying value                                             $406         $403
                                                               ====         ====

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6. Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less shares in the ESOP which are unallocated and not committed to be released. At March 31, 2007, the ESOP held 324,769 unallocated shares which were not included in weighted-average common shares outstanding. At March 31, 2006, the ESOP held 339,660 unallocated shares which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans. The computation is as follows:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -----------------------
                                                     2007         2006
                                                  ----------   ----------
BASIC
   Net earnings (in thousands)                    $      718   $      702
                                                  ==========   ==========
   Weighted average common shares outstanding      4,611,847    4,593,610
                                                  ==========   ==========
   Basic earnings per common share                $     0.16   $     0.15
                                                  ==========   ==========
DILUTED
   Net earnings (in thousands)                    $      718   $      702
                                                  ==========   ==========
   Weighted average common shares outstanding
      for basic earnings per common share          4,611,847    4,593,610
   Add: Dilutive effects of assumed exercise of
      stock options                                    1,157        1,696
                                                  ----------   ----------
   Average shares and dilutive potential
      common shares                                4,613,004    4,595,306
                                                  ==========   ==========
Diluted earnings per common share                 $     0.16   $     0.15
                                                  ==========   ==========

Outstanding options to purchase 33,657 and 22,042 shares of common stock were excluded from the computation of common share equivalents for both the three months ended March 31, 2007 and 2006, respectively, because the exercise prices were greater than the average market prices of common shares.

7. Stock Options

The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant adjusted for stock splits in the form of a dividend.

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Boars ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employee, including grants of employee stock options, be recognized in the financial statements.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Stock Options (continued)

The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore did not restate its financial statements for prior periods. Under this method, the Company has applied the provisions of SFAS No. 123(R) to new equity awards and to equity based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company has recognized compensation costs for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that were outstanding January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the quarters ended March 31, 2007 and 2006, the Company recorded $5,000 in compensation costs ($3,000 after-tax) for equity based awards that vested in each period. The Company has $125,000 of total unrecognized compensation costs related to non-vested equity-based awards granted under it stock incentive plan as of March 31, 2007, which is expected to be recognized over a remaining weighted-average period of 8 years.

No stock options were granted during the three months ended March 31, 2007 and 2006.

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon historical volatility of the Company's stock.

There are no remaining options available for grant under the Company's plan as of March 31, 2007. A summary of the status of the Company's stock option plan for the three months ended March 31, 2007 and 2006 is presented below:

                                              2007                  2006
                                       ------------------   -------------------
                                                WEIGHTED-             WEIGHTED-
                                                 AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE
                                       SHARES     PRICE      SHARES     PRICE
                                       ------   ---------   -------   ---------
Outstanding at beginning of quarter    69,489     $10.73    104,069     $10.46
Granted                                    --         --         --         --
Exercised                                  --         --         --         --
Forfeited                              (9,343)     11.65    (31,929)     10.20
                                       ------     ------    -------     ------
Outstanding at end of period           60,146     $10.49     72,140     $ 9.48
                                       ======     ======    =======     ======
Options exercisable at period-end         394     $13.65      5,662     $ 9.46
                                       ======     ======    =======     ======
Weighted-average fair value of
   options granted during the period                 N/A                   N/A
                                                  ======                ======

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Stock Options (continued)

The following table summarizes information about stock options outstanding at March 31, 2007:

             OPTIONS                    OPTIONS      REMAINING
EXERCISE   OUTSTANDING     DATE OF    EXERCISABLE   CONTRACTUAL
  PRICE     AT 3/31/07   EXPIRATION    AT 3/31/07       LIFE
--------   -----------   ----------   -----------   -----------
 $ 9.63       26,489      05/15/15         --        8.0 years
  10.15       18,755      01/16/15         --        8.0 years
  12.15       12,100       8/23/14         --        7.4 years
  13.65        2,802      07/07/07        394         .3 years

8. Income Taxes

The Company adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As required by Interpretation 48, which clarifies Statement No. 109, "Accounting for Income Taxes," the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the stature of limitations remained open. As a result of the implementation of Interpretation 48, the Company was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2003.

The Company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

9. Recent Accounting Pronouncements

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

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9. Recent Accounting Pronouncements (continued)

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application allowed. The Corporation adopted SFAS No. 155 without material effect on the Corporation's financial position or results of operations.

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

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company, with earlier application permitted. The Company adopted SFAS No. 156 utilizing the amortization method without effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within that fiscal year. The adoption of this Statement is not expected to have a material adverse effect on the Company's financial position or results of operations.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9. Recent Accounting Pronouncements (continued)

In September 2006, the FASB ratified the Emerging Issues Task Force's (EITF) Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Company is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements.

In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4." The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy

The Company holds several life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company applied the guidance in EITF Issue 06-5 effective January 1, 2007 which did not have any effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within that fiscal year. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2007 and 2006

NOTE B - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                       2007     2006
                                                      ------   ------
                                                       (In thousands)
Beginning balance                                     $2,345   $2,904
Provision for loan losses                                183      102
Loans charged-off                                       (194)     (95)
Recoveries of previous charge-offs                        48       77
                                                      ------   ------
Ending balance                                        $2,382   $2,988
                                                      ======   ======

Nonperforming loans were as follows:

                                                    MARCH 31,   DECEMBER 31,
                                                       2007         2006
                                                    ---------   ------------
Loans past due over 90 days still accruing            $  927       $   55
Nonaccrual loans                                       2,538        3,396

NOTE C - BENEFIT PLANS

Pension expense includes the following:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                        2007   2006
                                                        ----   ----
                                                      (In thousands)
Service cost                                            $ 65   $ 56
Interest cost                                             46     40
Expected return on assets                                (54)   (43)
Amortization of prior service cost, transition
   liability, net loss, plan amendments and other         15      7
                                                        ----   ----
Pension expense                                         $ 72   $ 60
                                                        ====   ====

During the three months ended March 31, 2007, there were no recognized gains or losses nor any gains or losses due to settlements or curtailments. The Company amortized $7 of pre-tax prior service cost against accumulated comprehensive loss during the three months ended March 31, 2007.

                              UNITED BANCORP, INC.

               For the three months ended March 31, 2007 and 2006

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                       MARCH 31,
                                         2007        DECEMBER 31,
                                      (Unaudited)        2006
                                      -----------   --------------
                                             (In thousands)
Commitments to extend credit            $28,042         $33,429
Credit card and ready reserve lines      12,739          12,666
Standby letters of credit                   707             707

                              UNITED BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of March 31, 2007, as compared to December 31, 2006, and the results of operations for the three months ended March 31, 2007, compared to the same period in 2006. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

The allowance is regularly reviewed by management and the board to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay and current economic and industry conditions. Also considered as part of that judgment is a review of each bank's trend in delinquencies and loan losses, and economic factors.

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

ANALYSIS OF FINANCIAL CONDITION

Earning Assets - Loans

At March 31, 2007, gross loans were $227.1 million, compared to $231.5 million at year-end 2006, a decrease of $4.4 million, or 1.9%. The decrease in total outstanding loans was the result of a decrease in the commercial portfolio. Management attributes the decrease in loans to the sluggish loan demand in the markets served.

Installment loans represented 17.6% of total loans at March 31, 2007, compared to 18.0% at December 31, 2006. This indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations.

Commercial and commercial real estate loans comprised 58.2% of total loans at March 31, 2007 compared to 57.6% at December 31, 2006. Commercial and commercial real estate loans have decreased $1.3 million, or 1.0% since December 31, 2006. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area.

Real estate loans were 24.0% of total loans at March 31, 2007 and 24.3% at year-end 2006. Real estate loans decreased by 2.9% or $1.6 million since December 31, 2006. Real estate lending for the three months of 2007 has been extremely slow with respect to the Company's adjustable rate mortgage products. As of March 31, 2007, the Banks have approximately $34.1 million in fixed rate loans that they service for a fee that is typically 25 basis points.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2007 were approximately $146,000, or 6.2%, of the beginning balance in the allowance for loan losses.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS OF FINANCIAL CONDITION (CONTINUED)

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2007 increased approximately $6.7 million, or 5.0% from year-end 2006 totals. This growth partially reflects deployment of the Company's increased deposits. Securities held to maturity at March 31, 2007 decreased approximately $592,000, or 3.3% compared to year-end 2006 totals.

Sources of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2007, total core deposits increased approximately $9.2 million, or 3.2%. The Company's interest-bearing demand deposits increased $9.8 million, or 9.8%, noninterest-bearing demand deposits decreased $1.5 million, or 6.3% while certificates of deposits under $100,000 increased by $1.6 million, or 1.2%. As part of a strategic focus to grow deposits the Banks have introduced premium rate money market index accounts.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2007, certificates of deposit greater than $100,000 decreased $1.2 million, or 2.7%, from year-end 2006 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first three months of 2007, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. As a result of the Company's growth in deposits in 2007, total borrowings, including federal funds purchased, decreased approximately $5.5 million, or 10.1% from year-end 2006 totals.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Net Income

Basic and diluted earnings per share for the three months ended March 31, 2007 totaled $0.16, compared with $0.15, for the three months ended March 31, 2006, an increase of 6.7%. In dollars, the Company's net income increased by $16,000, or 2.3%, for the three months ended March 31, 2007, compared to the same quarter in 2006.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 6.5%, or $205,000, for the three months ended March 31, 2007 compared to the same period in 2006 due to continued downward pressure on the net interest margin due to a continuation of the flat yield curve environment.

Total interest income for the three months ended March 31, 2007, was $6.4 million compared to $6.0 million for the same period in 2006, an increase of $441,000, or 7.4%. The increase can be attributed to the overall higher yield of the loan portfolio due to increasing interest rates.

Total interest expense for the three months ended March 31, 2007 when compared to the same three-month period ended March 31, 2006, increased by 22.8%, or $646,000. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities, as well as the effect of a higher interest rate environment in 2007 as compared to 2006.

Provision for Loan Losses

The provision for loan losses was $183,000 for the three months ended March 31, 2007 compared to $102,000 for the same period in 2006. The increase in loan loss provision for the three month period ended March 31, 2007 is primarily due to increased net charge-offs period to period. In April 2007, the Company recovered approximately $100,000 related to nonperforming assets.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended March 31, 2007 was $668,000 compared to $612,000 for the same three-month period ended March 31, 2006, an increase of approximately 9.2%, or $56,000. During the three-months ended March 31, 2007, the increase in noninterest income was primarily driven by increase of $48,000 related to service charge on deposit accounts.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Noninterest Expense

Noninterest expense for the three months ended March 31, 2007 decreased $179,000, or 6.4%, from the three months ended March 31, 2006. Salaries and employee benefits expense decreased $43,000, or 2.9% mainly due to reduced levels of staff. Other noninterest expenses decreased $123,000 which included decreases in data communication expenses, merchant interchange and expenses related to other real estate owned.

CAPITAL RESOURCES

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2007, totaled $32.8 million compared to $32.6 million at December 31, 2006, a 0.6% increase. Total shareholders' equity in relation to total assets was 7.8% at March 31, 2007 and 7.7% at December 31, 2006. In 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES (CONTINUED)

The following table illustrates the Company's well-capitalized classification at March 31, 2007

                                          MARCH 31,
                                            2007
                                         (Unaudited)
                                   (Dollars in thousands)
                                   ----------------------
Tier 1 capital                            $ 38,407
Total risk-based capital                    40,790
Risk-weighted assets                       257,839
Average total assets                       414,720

Total risk-based capital ratio               15.82%
Tier 1 risk-based capital ratio              14.90%
Tier 1 capital to average assets              9.26%

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

                              UNITED BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None, other than ordinary routine litigation incidental to the Company's business.

ITEM 1A. RISK FACTORS

     There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company's for 10K for the year ended December 31, 2006, filed on March 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     ISSUER PURCHASES OF EQUITY SECURITIES

                                                               (c)                       (d)
                                                         Total Number of          Maximum Number or
                                                        Shares (or Units)   Approximate Dollar Value) of
                     (a)                                Purchased as Part            Shares (or
               Total Number of            (b)              Of Publicly         Units) that May Yet Be
              Shares (or Units)   Average Price Paid     Announced Plans    Purchased Under the Plans or
Period            Purchased       Per Share (or Unit)      Or Programs                Programs
------        -----------------   -------------------   -----------------   ----------------------------
Month #1            13,363               11.21                13,363                 $1,793,734
1/1/2007 to
1/31/2007

Month #2             5,276               10.61                 5,276                 $1,737,738
2/1/2007 to
2/28/2007

Month #3             4,600               10.81                 4,600                 $1,687,999
3/1/2007 to
3/31/2007

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 21, 2006, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period. Such authorization will expire on November 21, 2008.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the "Plan"), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and certain senior executive officers. Under the Plan, eligible participants may defer fees payable to them by the Company, which fees are used to acquire common shares which are credited to a participant's respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant's account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company's stock. On March 11, 2007, the Company allocated a total of 2,532 common shares to participant accounts for the aggregate purchase price of $26,586. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by
Section 4(2) thereof.

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

                                       /s/ United Bancorp, Inc.


Date: May 15, 2007                     By: /s/ James W. Everson
                                           ------------------------------------
                                           James W. Everson
                                           Chairman, President &
                                           Chief Executive Officer


Date: May 15 2007                      By: /s/ Randall M. Greenwood
                                           ------------------------------------
                                           Randall M. Greenwood
                                           Senior Vice President,
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