Form 10-Q
period 2007-06-30
UNITED BANCORP INC /OH/
filed 2007-08-13
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2007

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

COMMON STOCK, $1.00 PAR VALUE 5,014,227 SHARES AS OF AUGUST 10, 2007

                              UNITED BANCORP, INC.

                             JUNE 30, 2007 AND 2006

CONTENTS

PART I

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Statement of Financial Condition...........................    1
   Consolidated Statements of Income.......................................    2
   Consolidated Statements of Comprehensive Income.........................    3
   Consolidated Statements of Cash Flows...................................    4
   Notes to Financial Statements...........................................    5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS...................................................   15

PART II - OTHER INFORMATION................................................   23

                         PART I - FINANCIAL INFORMATION

                              UNITED BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            JUNE 30,
                                                              2007      DECEMBER 31,
                                                          (Unaudited)       2006
                                                          -----------   ------------
ASSETS
   Cash and due from financial institutions                $  5,449       $  6,817
   Interest-bearing deposits in other financial
      institutions                                            6,306          7,737
                                                           --------       --------
         Total cash and cash equivalents                     11,755         14,554
   Securities available for sale - at fair value            151,206        133,808
   Securities held to maturity - estimated fair value
      of $16,765 and $18,220 at June 30, 2007 and
      December 31, 2006, respectively                        16,827         17,870
   Total loans                                              227,080        231,517
   Allowance for loan losses                                 (2,188)        (2,345)
                                                           --------       --------
         Loans - net                                        224,892        229,172
   Federal Home Loan Bank stock - at cost                     4,624          4,556
   Premises and equipment                                     7,095          7,261
   Accrued interest receivable                                2,900          2,578
   Other real estate and repossessions                          521            794
   Bank-owned life insurance                                  9,122          8,927
   Mortgage servicing assets - at amortized cost                424            403
   Other assets                                               2,943          1,730
                                                           --------       --------
         Total assets                                      $432,309       $421,653
                                                           ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Demand deposits
      Noninterest-bearing                                  $ 21,802       $ 23,703
      Interest-bearing                                      118,204        100,449
   Savings deposits                                          29,188         30,972
   Time deposits - under $100,000                           130,142        128,663
   Time deposits - $100,000 and over                         46,801         46,218
                                                           --------       --------
         Total deposits                                     346,137        330,005
   Federal funds purchased                                    4,690             --
   Advances from the Federal Home Loan Bank                  33,671         44,135
   Securities sold under agreements to repurchase            11,303          6,218
   Trade date security purchases                                 --          2,886
   Subordinated debentures                                    4,000          4,000
   Accrued expenses and other liabilities                     1,901          1,829
                                                           --------       --------
         Total liabilities                                  401,702        389,073
   Commitments                                                   --             --
   Shareholders' equity
      Preferred stock - 2,000,000 shares without
         par value authorized; no shares issued                  --             --
      Common stock - $1 par value; 10,000,000
         shares authorized; 5,155,829 and 5,131,874
         shares issued at June 30, 2007 and
         December 31, 2006, respectively                      5,156          5,132
      Additional paid-in capital                             27,797         27,547
      Retained earnings                                       7,139          6,962
      Stock held by deferred compensation plan;
         103,516 and 103,135 shares at June 30, 2007
         and December 31, 2006, respectively                 (1,019)        (1,019)
      Treasury stock - at cost, 141,602 and 84,024
         shares at June 30, 2007 and December 31, 2006,
         respectively                                        (1,464)          (864)
      Less required contributions for shares acquired
         by Employee Stock Ownership Plan (ESOP)             (3,266)        (3,266)
      Accumulated comprehensive loss                         (3,736)        (1,912)
                                                           --------       --------
         Total shareholders' equity                          30,607         32,580
                                                           --------       --------
         Total liabilities and shareholders' equity        $432,309       $421,653
                                                           ========       ========

See Notes to Consolidated Financial Statements

                              UNITED BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                ------------------   -----------------
                                                   2007     2006       2007      2006
                                                 -------   ------    -------   -------
                                                              (Unaudited)
Interest and dividend income
   Loans, including fees                         $ 4,602   $4,452    $ 9,055   $ 8,624
   Taxable securities                              1,447    1,420      2,844     2,810
   Non-taxable securities                            463      343        923       643
   Federal funds sold                                 57       38         97        88
   Dividends on Federal Home Loan Bank stock
      and other                                       79       66        155       139
                                                 -------   ------    -------   -------
         Total interest and dividend income        6,648    6,319     13,074    12,304
Interest expense
   Deposits
      Demand                                         968      629      1,794     1,114
      Savings                                         30       30         60        61
      Time                                         2,055    1,679      4,046     3,247
   Borrowings                                        548      813      1,182     1,564
                                                 -------   ------    -------   -------
         Total interest expense                    3,601    3,151      7,082     5,986
                                                 -------   ------    -------   -------
         Net interest income                       3,047    3,168      5,992     6,318
Provision for loan losses                            191      302        374       404
                                                 -------   ------    -------   -------
         Net interest income after provision
            for loan losses                        2,856    2,866      5,618     5,914
Noninterest income
   Service charges on deposit accounts               457      324        855       674
   Realized gains (losses) on sales of
      securities                                      --     (320)         1      (350)
   Realized gains (losses) on sales of loans          (3)       5         (4)       10
   Other income                                      329      271        599       558
                                                 -------   ------    -------   -------
         Total noninterest income                    783      280      1,451       892
Noninterest expense
   Salaries and employee benefits                  1,485    1,432      2,905     2,895
   Occupancy and equipment                           292      387        604       717
   Professional services                             165      218        304       332
   Insurance                                          89       89        174       171
   Franchise and other taxes                          88      107        167       205
   Advertising                                        92       89        185       194
   Stationery and office supplies                     52       61        120       121
   Amortization of intangibles                        --        5         --         9
   Other expenses                                    464      553        878     1,086
                                                 -------   ------    -------   -------
         Total noninterest expense                 2,727    2,941      5,337     5,730
                                                 -------   ------    -------   -------
         Income before income taxes (benefit)        912      205      1,732     1,076
Income tax expense (benefit)                         148      (82)       250        87
                                                 -------   ------    -------   -------
         Net income                              $   764   $  287    $ 1,482   $   989
                                                 =======   ======    =======   =======
EARNINGS PER COMMON SHARE
   Basic                                         $  0.17   $ 0.06    $  0.32   $  0.21
                                                 =======   ======    =======   =======
   Diluted                                       $  0.17   $ 0.06    $  0.32   $  0.21
                                                 =======   ======    =======   =======
   DIVIDENDS PER COMMON SHARE                    $  0.13   $ 0.12    $  0.26   $  0.24
                                                 =======   ======    =======   =======

See Notes to Consolidated Financial Statements

                              UNITED BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------   -----------------
                                                   2007      2006       2007      2006
                                                 -------   --------   -------   -------
                                                               (Unaudited)
Net earnings                                     $   764   $   287    $ 1,482   $   989
Other comprehensive income (loss), net of tax:
   Unrealized holding losses on securities
      during the period, net of tax benefits
      of $1,064, $596, $944 and $846 for each
      respective period                           (2,066)   (1,156)    (1,833)   (1,643)
   Reclassification adjustment for realized
      (gains) losses included in earnings, net
      of tax benefits of $ -0-, $(109), $ -0-
      and $(119) for each respective period           --       211         (1)      231
   Amortization of prior service costs and
      actuarial losses, net of tax effects of
      $2 and $4 in 2007                                5        --         10        --
                                                 -------   -------    -------   -------
Comprehensive loss                               $(1,297)  $  (658)   $  (342)  $  (423)
                                                 =======   =======    =======   =======
Accumulated comprehensive loss                   $(3,736)  $(3,835)   $(3,736)  $(3,835)
                                                 =======   =======    =======   =======

See Notes to Consolidated Financial Statements

                              UNITED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      2007       2006
                                                                    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $  1,482   $    989
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                     249        339
       Provision for loan losses                                         374        404
       Increase in value of bank owned life insurance                   (195)      (138)
       Federal Home Loan Bank stock dividends                            (68)      (123)
       Realized (gains) losses on sales of securities                     (1)       350
       Amortization of premiums and discounts on securities, net          61        108
       Realized (gains) losses on sales of loans                           4        (10)
       Realized gain on sale of real estate owned                        (12)        (1)
       Amortization of mortgage servicing rights                          35         45
       Net change in accrued interest receivable and other assets       (197)      (409)
       Net change in accrued expenses and other liabilities               57      1,101
                                                                    --------   --------
          Net cash provided by operating activities                    1,789      2,655

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Securities available for sale:
       Sales, maturities, prepayments and calls                       12,155     11,225
       Purchases                                                     (35,797)   (17,536)
    Securities held to maturity:
       Maturities, prepayments and calls:                              1,060        620
    Net change in loans receivable                                     4,218     (4,727)
    Purchases of premises and equipment                                  (77)      (122)
    Proceeds from sale of real estate owned                               55        160
                                                                    --------   --------
          Net cash used in investing activities                      (18,386)   (10,380)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Net change in deposits                                            16,131     14,610
    Net change in short-term borrowings                                 (372)    (5,943)
    Principal payments on long-term debt                                (317)      (408)
    Treasury stock purchases                                            (600)      (478)
    Proceeds from issuance of common stock                               259        224
    Exercise of stock options                                             --         32
    Tax benefits related to exercise of stock options                     --          7
    Cash dividends paid on common stock                               (1,303)    (1,183)
                                                                    --------   --------
          Net cash provided by financing activities                   13,798      6,861
                                                                    --------   --------
Net decrease in cash and cash equivalents                             (2,799)      (864)
Cash and cash equivalents at beginning of period                      14,554     13,877
                                                                    --------   --------
Cash and cash equivalents at end of period                          $ 11,755   $ 13,013
                                                                    ========   ========
Supplemental disclosure of cash flow information:
    Interest paid                                                   $  6,509   $  5,901
                                                                    ========   ========
    Federal income taxes paid                                       $     --   $    573
                                                                    ========   ========
Supplemental disclosure of noncash investing activities:
    Noncash transfer from loans to other real estate and
       repossessions                                                $    315   $     98
                                                                    ========   ========
    Unrealized losses on securities designated as available for
       sale, net of related tax effects                             $ (1,833)  $ (1,643)
                                                                    ========   ========

See Notes to Consolidated Financial Statements

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at June 30, 2007, and its results of operations and cash flows for the six and three month periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes for the year ended December 31, 2006 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q. The results of operations for the six and three month periods ended June 30, 2007 are not necessarily indicative of the results that can be expected for the entire year.

     PRINCIPLES OF CONDENSED CONSOLIDATION

          The consolidated financial statements include the accounts of United Bancorp, Inc. ("United" or "the Company") and its wholly-owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio ("Citizens") and The Community Bank, Lancaster, Ohio (collectively the "Banks"). Effective July 1, 2007 the Company merged The Community Bank into The Citizens Savings Bank and now operates that market area as The Community Bank, a division of The Citizens Savings Bank. All intercompany transactions and balances have been eliminated in consolidation.

     NATURE OF OPERATIONS

          The Company's revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, and Tuscarawas Counties and the surrounding localities in northeastern, eastern and southeastern Ohio, and include a wide range of individuals, business and other organizations. Citizens conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg Ohio. The Community Bank, a division of The Citizens Savings Bank, conducts its business through its main office in Lancaster, Ohio and six offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Net interest income is affected by the

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

          relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

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

     ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of changes in the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting for Creditors for Impairment of a Loan." SFAS 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the fair value of the collateral.

          Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

          The Company's impaired loan information is as follows as of June 30, 2007 and December 31, 2006, and for the six months ended June 30, 2007 and 2006:

                                                               JUNE 30,   DECEMBER 31,
                                                                 2007         2006
                                                               --------   ------------
                                                                    (In thousands)
Impaired loans with related allowance for unconfirmed losses    $  623       $1,012
Impaired loans without allowance for unconfirmed losses          2,240        2,110
                                                                ------       ------
     Total impaired loans                                       $2,863       $3,122
                                                                ======       ======

                                                               FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                               ------------------
                                                                   2007    2006
                                                                  ------   ----
                                                                 (In thousands)
Allowance with respect to unconfirmed losses on impaired
   loans
   Beginning balance                                              $  305   $ --
   Provision                                                         123     74
   Charge-off of impaired loans                                     (249)    --
                                                                  ------   ----
   Ending balance                                                 $  179   $ 74
                                                                  ======   ====
   Average balance of impaired loans                              $2,993   $840
                                                                  ======   ====
   Interest income recognized on impaired loans                   $  112   $ --
                                                                  ======   ====

          A summary of the Company's mortgage servicing assets as of and for the six months ended June 30, 2007 and as of and for the year ended December 31, 2006 is as follows:

                                                               JUNE 30,   DECEMBER 31,
                                                                 2007         2006
                                                               --------   ------------
                                                                    (In thousands)
Beginning balance                                                $403         $367
Recognition of mortgage servicing rights on sale of loans          55          107
Amortization during the period                                    (34)         (71)
                                                                 ----         ----
Net carrying value                                               $424          403
                                                                 ====         ====

     EARNINGS PER SHARE

          Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less shares in the ESOP which are unallocated and not committed to be released. At June 30, 2007 and 2006, the ESOP held 324,769 and 339,660 unallocated shares, respectively, which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

          under the Company's stock option plans. Earnings and dividends per share for the six and three months ended June 30, 2006 have been restated for the stock split in the form of a dividend declared and distributed in the fourth quarter of 2006.

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2007         2006         2007         2006
                                                ----------   ----------   ----------   ----------
BASIC
   Net earnings (In thousands)                  $      764   $      287   $    1,482   $      989
                                                ==========   ==========   ==========   ==========
   Weighted average common shares outstanding    4,603,769    4,591,932    4,607,900    4,621,663
                                                ==========   ==========   ==========   ==========
   Basic earnings per common share              $     0.17   $     0.06   $     0.32   $     0.21
                                                ==========   ==========   ==========   ==========
DILUTED
   Net earnings (In thousands)                  $      764   $      287   $    1,482   $      989
                                                ==========   ==========   ==========   ==========
   Weighted average common shares
      outstanding for basic
      earnings per common share                  4,603,769    4,591,932    4,607,900    4,621,663
   Add: Dilutive effects of
      assumed exercise of stock
      options                                        1,888          631        1,428        1,140
                                                ----------   ----------   ----------   ----------
   Average shares and dilutive
      potential common shares                    4,605,657    4,592,563    4,609,328    4,622,803
                                                ==========   ==========   ==========   ==========
   Diluted earnings per common
      share                                     $     0.17   $     0.06   $     0.32   $     0.21
                                                ==========   ==========   ==========   ==========
   Number of stock options not
      considered in computing
      diluted earnings per share
      due to antidilutive nature                    14,902       43,001       14,902       24,246
   Weighted-average exercise
      price of dilutive stock
      options                                   $     9.85   $     9.73   $     9.85   $     9.95
                                                ==========   ==========   ==========   ==========

     STOCK OPTIONS

          The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant adjusted for subsequent stock splits in the form of a dividend.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.

          The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore did not restate its financial statements for prior periods. Under this method, the Company has applied the provisions of SFAS No. 123(R) to new equity awards and to equity based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company has recognized compensation costs for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that were outstanding January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six month periods ended June 30, 2007 and 2006, the Company recorded $10,000 in compensation costs ($6,000 after-tax) for equity based awards that vested in each period. The Company has $125,000 of total unrecognized compensation costs related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2007, which is expected to be recognized over a remaining weighted-average period of 8 years.

          No stock options were granted during the six month periods ended June 30, 2007 and 2006.

          The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon historical volatility of the Company's stock.

          There are no remaining options available for grant under the Company's plan as of June 30, 2007. A summary of the status of the Company's stock option plan for the six months ended June 30, 2007 and 2006 is presented below:

                                              2007                      2006
                                    -----------------------   ------------------------
                                                WEIGHTED                   WEIGHTED
                                                 AVERAGE                    AVERAGE
                                    SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE
                                    ------   --------------   -------   --------------
Outstanding at January 1            69,488       $10.73       104,069           $10.46
Granted                                 --           --            --               --
Exercised                               --           --        (2,651)            6.87
Forfeited                           (9,342)       11.65       (31,930)           10.20
                                    ------       ------       -------           ------
Outstanding at end of period        60,146       $10.49        69,488           $10.73
                                    ======       ======       =======           ======
Options exercisable at period-end      394       $13.65         3,011           $11.92
                                    ======       ======       =======           ======

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

          The following table summarizes information about stock options outstanding at June 30, 2007:

                   OPTIONS                      OPTIONS       REMAINING
                 OUTSTANDING     DATE OF    EXERCISABLE AT   CONTRACTUAL
EXERCISE PRICE    AT 6/30/07   EXPIRATION       6/30/07         LIFE
--------------   -----------   ----------   --------------   -----------
$9.63               26,489      05/15/15           --         8.0 years
10.15               18,755      01/16/15           --         8.0 years
12.15               12,100      08/23/14           --         7.4 years
13.65                2,802      07/07/07          394          .3 years
                    ------                        ---
                    60,146                        394
                    ======                        ===

     INCOME TAXES

          The Company adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As required by Interpretation 48, which clarifies Statement No. 109, "Accounting for Income Taxes," the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

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

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

          amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

          SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application allowed. The Company adopted SFAS No. 155 without material effect on the Company's financial position or results of operations.

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

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

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

          In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4." The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.

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

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 2: ALLOWANCE FOR LOAN LOSSES

          The activity in the allowance for loan losses was as follows:

                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                     ------------------   ----------------
                                      2007     2006        2007     2006
                                     ------   ------      ------   ------
                                                 (In thousands)
Beginning balance                    $2,382   $2,925      $2,345   $2,904
Provision for loan losses               191      302         374      404
Loans charged-off                      (458)    (420)       (653)    (545)
Recoveries of previous charge-offs       73       32         122       76
                                     ------   ------      ------   ------
Ending balance                       $2,188   $2,839      $2,188   $2,839
                                     ======   ======      ======   ======

          Nonperforming loans were as follows:

                                     JUNE 30,   DECEMBER 31,
                                       2007         2006
                                     --------   ------------
                                          (In thousands)
Loans past due over 90 days still
   on accrual                         $  923       $   55
Nonaccrual loans                       1,447        3,396
                                      ------       ------
                                      $2,370       $3,451
                                      ======       ======

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 3: BENEFIT PLANS

          Pension expense includes the following:

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                      JUNE 30,            JUNE 30,
                                 ------------------   ----------------
                                    2007   2006          2007   2006
                                    ----   ----         -----   ----
                                             (In thousands)
Service cost                        $ 65   $ 56         $ 130   $112
Interest cost                         46     40            92     80
Expected return on assets            (54)   (43)         (108)   (86)
Amortization of prior service
   cost, transition liability,
   net gain and plan amendment        15      7            30     14
                                    ----   ----         -----   ----
Pension expense                     $ 72   $ 60         $ 144   $120
                                    ====   ====         =====   ====

NOTE 4: OFF-BALANCE SHEET ACTIVITIES

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

          A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                      JUNE 30,   DECEMBER 31,
                                        2007         2006
                                      --------   ------------
                                           (In thousands)
Commitments to extend credit           $26,530      $33,429
Credit card and ready reserve lines     12,676       12,666
Standby letters of credit                  652          707

                              UNITED BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of June 30, 2007, as compared to December 31, 2006, and the results of operations for the six and three months ended June 30, 2007, compared to the same periods in 2006. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

FORWARD-LOOKING STATEMENTS

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Banks' market areas, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Banks' market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any statements expressed with respect to future periods.

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

The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to management. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, development affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

The allowance is regularly reviewed by management and the board to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss

                              UNITED BANCORP, INC.

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

ANALYSIS OF FINANCIAL CONDITION

Earning Assets - Loans

At June 30, 2007, gross loans were $227.1 million, compared to $231.5 million at December 31, 2006, a decrease of $4.4 million, or 1.9%. The decrease in total outstanding loans was the result of a decrease in the commercial portfolio. Management attributes the decrease in loans to the sluggish loan demand in the markets served.

Installment loans represented 18.0% of total loans at both June 30, 2007 and December 31, 2006. This indirect lending type of financing carries somewhat more risk than real estate lending, however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations.

Commercial and commercial real estate loans comprised 57.8% of total loans at June 30, 2007, compared to 57.6% at December 31, 2006. Commercial and commercial real estate loans have decreased $2.2 million, or 1.7% since December 31, 2006. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area.

Real estate loans were 24.2% of total loans at June 30, 2007 and 24.3% at December 31, 2006. Real estate loans decreased by 2.0%, or $1.1 million, since December 31, 2006. Real estate lending has been extremely slow for the six months of 2007 with respect to the Company's adjustable rate mortgage products. As of June 30, 2007, the Banks have approximately $35.6 million in fixed rate loans that they service for a fee that is typically 25 basis points. The Company does not hold any loans for sale.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2007 were approximately $531,000, or 22.6%, of the beginning balance of the allowance for loan losses.

                              UNITED BANCORP, INC.

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, and the Company does not hold derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. The Company's Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2007 increased approximately $17.4 million, or 13.0% from December 31, 2006 totals. This growth partially reflects deployment of the Company's increased deposits. Securities held to maturity at June 30, 2007 decreased approximately $1.0 million, or 5.8% compared to December 31, 2006 totals.

Sources of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2007, total core deposits increased approximately $15.5 million, or 5.4%. The Company's interest-bearing demand deposits increased $17.8 million, or 17.7%, noninterest-bearing demand deposits decreased $1.9 million, or 8.0%, while certificates of deposit under $100,000 increased by $1.5 million, or 1.1%. As part of a strategic focus to grow deposits the Banks have introduced premium rate money market index accounts.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2007, certificates of deposit greater than $100,000 increased $583,000, or 1.3%, from December 31, 2006 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first six months of 2007, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. As a result of the Company's growth in deposits in 2007, total borrowings, including federal funds purchased, decreased approximately $3.6 million, or 6.2% from December 31, 2006 totals.

                              UNITED BANCORP, INC.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income

Basic and diluted earnings per share totaled $0.32 for the six months ended June 30, 2007, compared with $0.21 for the six months ended June 30, 2006, an increase of 52.4%. In dollars, the Company's net income increased by $493,000, or 49.8%, for the six months ended June 30, 2007, compared to the same period in 2006.

During the second quarter of 2006, the Company reported that on March 2, 2006, James W. Everson was appointed President and Chief Executive Officer of The Community Bank after the bank did not meet its 2006 business plan by posting losses in January and February. Management developed three strategic initiatives in June 2006 aimed at enhancing future profitability of The Community Bank and UBCP. First, The Community Bank took a charge against earnings of approximately $330,000 relative to the bond portfolio. With our current reinvestment strategy, management anticipates this loss to be recouped in just slightly over two years, while the average life of the bonds sold was approximately four years. Second, a $90,000 charge against earnings was taken to improve the profitability and customer service related to Community's ATM and credit card platforms. Finally, an additional $210,000 was charged in loan loss provision expense against earnings to replenish the loan loss reserve account at The Community Bank for loans charged off during the quarter.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 5.2%, or $326,000, for the six months ended June 30, 2007 compared to the same period in 2006 due to continued downward pressure on the net interest margin caused by a continuation of the flat yield curve environment.

Total interest income for the six months ended June 30, 2007, was $13.1 million compared to $12.3 million for the same period in 2006, an increase of $770,000, or 6.3%. The increase can be attributed to the overall higher yield of the loan portfolio due to increasing interest rates.

Total interest expense for the six months ended June 30, 2007 when compared to the same six-month period ended June 30, 2006, increased by 18.3%, or $1.1 million. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities, as well as the effect of a higher interest rate environment in 2007 as compared to 2006. Also contributing to higher interest expense is the higher costs of the Company's certificates of deposit. As the current certificate of deposit portfolio matures, they are replaced with higher costing certificates.

Provision for Loan Losses

The provision for loan losses was $374,000 for the six months ended June 30, 2007 compared to $404,000 for the same period in 2006. The decrease in loan loss provision for the six month period ended June 30, 2007 is primarily due to decreased net charge-offs period to period. In 2007, the Company recovered approximately $82,000 related to nonperforming assets.

                              UNITED BANCORP, INC.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(CONTINUED)

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the six months ended June 30, 2007 was $1.5 million compared to $892,000 for the same six-month period ended June 30, 2006, an increase of approximately 62.7%, or $559,000. During the six-months ended June 30, 2007, the increase in noninterest income was primarily driven by an increase of $181,000 related to service charges on deposit accounts. For the six months ended June 30, 2006, the Company realized a $350,000 loss on the sale of securities. This sale strategy in June 2006 was largely predicated on a payback period of 2 years based on reinvesting those funds in 4 year bonds at increased interest rates.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2007 decreased $393,000, or 6.9%, from the six months ended June 30, 2006. Occupancy expense decreased $113,000, or 15.8%, mainly due to the additional charge of $90,000 taken in 2006 to improve the profitability and customer service related to the Company ATM and credit card platforms. Other noninterest expenses decreased $208,000, or 19.2%, which included decreases in data communication expenses, merchant interchange and expenses related to other real estate owned.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income

Basic and diluted earnings per share totaled $0.17 for the three months ended June 30, 2007, compared with $0.06 for the three months ended June 30, 2006, an increase of $0.10 per share. In dollars, the Company's net income increased by $477,000 for the three months ended June 30, 2007, compared to the same quarter in 2006. Refer to "Net Income" discussion for Six Months Ended June 30, 2007 for further information.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 3.8%, or $121,000, for the three months ended June 30, 2007 compared to the same period in 2006, due to continued downward pressure on the net interest margin due to a continuation of the flat yield curve environment.

                              UNITED BANCORP, INC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (CONTINUED)

Total interest income for the three months ended June 30, 2007, was $6.6 million compared to $6.3 million for the same period in 2006, an increase of $329,000, or 5.2%. The increase can be attributed to the overall higher yield of the loan portfolio due to increasing interest rates.

Total interest expense for the three months ended June 30, 2007 when compared to the same three-month period ended June 30, 2006, increased by 14.3%, or $450,000. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities, as well as the effect of a higher interest rate environment in 2007 as compared to 2006.

Provision for Loan Losses

The provision for loan losses was $191,000 for the three months ended June 30, 2007 compared to $302,000 for the same period in 2006. The decrease in loan loss provision for the three month period ended June 30, 2007 is primarily as result of a higher level of provision for loan losses booked in June of 2006 related to loans that were charged off without specific loss allocations.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended June 30, 2007 was $783,000 compared to $280,000 for the same three-month period ended June 30, 2006, an increase of $503,000. During the three-months ended June 30, 2007, the increase in noninterest income was primarily driven by an increase of $133,000, or 41.0%, related to service charges on deposit accounts. For the six months ended June 30, 2006, the Company realized a $320,000 loss on the sale of securities. This sale strategy in June 2006 was largely predicated on a payback period of 2 years based on reinvesting those funds in 4 year bonds at increased interest rates.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2007 decreased $214,000, or 7.3%, from the three months ended June 30, 2006. Occupancy expense decreased $95,000, or 24.5%, mainly due to the additional charge of $90,000 taken in 2006 to improve the profitability and customer service related to the Company ATM and credit card platforms. Other noninterest expenses decreased $89,000, or 16.1%, which included decreases in data communication expenses, merchant interchange and expenses related to other real estate owned.

                              UNITED BANCORP, INC.

CAPITAL RESOURCES

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity totaled $30.6 million at June 30, 2007, compared to $32.6 million at December 31, 2006, a $2.0 million decrease. Total shareholders' equity in relation to total assets was 7.1% at June 30, 2007 and 7.7% at December 31, 2006. In 2001, our
shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The minimums related to such capital requirements are:

                          TOTAL CAPITAL     TIER 1 CAPITAL   TIER 1 CAPITAL
                             TO RISK           TO RISK         TO AVERAGE
                         WEIGHTED ASSETS   WEIGHTED ASSETS       ASSETS
                         ---------------   ---------------   --------------
Well capitalized              10.00%            6.00%             5.00%
Adequately capitalized         8.00%            4.00%             4.00%
Undercapitalized               6.00%            3.00%             3.00%

The following table illustrates the Company's well-capitalized classification at June 30, 2007

                                        JUNE 30, 2007
                                   ----------------------
                                   (Dollars in thousands)
Tier 1 capital                            $ 38,301
Total risk-based capital                    40,500
Risk-weighted assets                       263,241
Average total assets                       420,024

Total risk-based capital ratio               15.39%
Tier 1 risk-based capital ratio              14.55
Tier 1 capital to average assets              9.12

                              UNITED BANCORP, INC.

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net earnings, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks, a borrowing agreement with the Federal Home Loan Bank of Cincinnati and the adjustment of interest rates to obtain deposits. Management feels that it has the capital adequacy and profitability to meet the current and projected liquidity needs of its customers.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

                              UNITED BANCORP, INC.

ITEM 1. LEGAL PROCEEDINGS

     None, other than ordinary routine litigation incidental to the Company's business.

ITEM 1A. RISK FACTORS

     There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company's for 10K for the year ended December 31, 2006, filed on March 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     ISSUER PURCHASES OF EQUITY SECURITIES

                    (a)        (b)            (c)                 (d)
                   Total     Average     Total Number      Maximum Number or
                   Number     Price        of Shares      Approximate Dollar
                     of        Paid       (or Units)       Value) of Shares
                   Shares      Per       Purchased as     (or Units) that May
                    (or       Share    Part Of Publicly    Yet Be Purchased
                   Units)      (or      Announced Plans     Under the Plans
   Period        Purchased    Unit)       Or Programs         or Programs
   ------        ---------   -------   ----------------   -------------------
Month #1
   4/1/2007 to
   4/30/2007        2,055     $10.48         2,055             $1,772,198
Month #2
   5/1/2007 to
   5/31/2007           --         --            --             $1,772,198
Month #3
   6/1/2007 to
   6/30/2007       32,165     $10.63        32,165             $1,430,284

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 21, 2006, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period. Such authorization will expire on November 21, 2008.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the "Plan"), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and certain senior executive officers. Under the Plan, eligible participants may defer fees payable to them by the Company, which fees are used to acquire common shares which are credited to a participant's respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant's account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company's stock. On June 4, 2007, the Company allocated a total of 2,347 common shares to participant accounts for the aggregate purchase price of $25,113. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by
Section 4(2) thereof.

                              UNITED BANCORP, INC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the shareholders of United Bancorp, Inc. was held on April 19, 2007 for the purpose of electing four Directors to hold office until the annual meeting of shareholders to be held in 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of management's nominees for Director as listed in the proxy statement were elected by the votes set forth below:

       Nominee            For      Withheld
       -------         ---------   --------
James W. Everson       3,900,028     92,278
John M. Hoopingarner   3,901,722     90,583
Richard L. Riesbeck    3,881,058    111,247
Matthew C. Thomas      3,926,663     65,642

     Other directors whose terms continue after the Annual Meeting of Shareholders are Michael J. Arciello, Terry A. McGhee, and L.E. Richardson, Jr..

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

                                        United Bancorp, Inc.


Date: August 13, 2007                   By: /s/ James W. Everson
                                            ---------------------------
                                            James W. Everson
                                            Chairman, President &
                                            Chief Executive Officer


Date: August 13, 2007                   By: /s/ Randall M. Greenwood
                                            ---------------------------
                                            Randall M. Greenwood
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Treasurer

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