Form 10-Q
period 2007-09-30
UNITED BANCORP INC /OH/
filed 2007-11-14
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2007

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

     COMMON STOCK, $1.00 PAR VALUE 5,010,987 SHARES AS OF NOVEMBER 13, 2007

                              UNITED BANCORP, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except per share data)

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                     2007           2006
                                                                -------------   ------------
                                                                 (Unaudited)
      ASSETS
Cash and due from financial institutions                          $  5,250        $  6,817
Interest-bearing deposits in other financial institutions            8,136           7,737
                                                                  --------        --------
   Total cash and cash equivalents                                  13,386          14,554
Securities available for sale - at market                          159,398         133,808
Securities held to maturity - estimated fair value of $15,939 and $18,220 at September 30, 2007 and December 31, 2006,
   respectively                                                     16,735          17,870
Total loans                                                        227,329         231,517
Allowance for loan losses                                           (2,218)         (2,345)
                                                                  --------        --------
      Loans -- net                                                 225,111         229,172
Federal Home Loan Bank stock - at cost                               4,624           4,556
Premises and equipment                                               7,082           7,261
Accrued interest receivable                                          3,587           2,578
Other real estate and repossessed assets                               820             794
Bank-owned life insurance                                            9,207           8,927
Mortgage servicing assets - at amortized cost                          435             403
Other assets                                                         1,763           1,730
                                                                  --------        --------
      Total assets                                                $442,148        $421,653
                                                                  ========        ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
   Noninterest-bearing                                            $ 22,386        $ 23,703
   Interest-bearing                                                128,899         100,449
Savings deposits                                                    28,585          30,972
Time deposits - under $100,000                                     126,357         128,663
Time deposits - $100,000 and over                                   43,460          46,218
                                                                  --------        --------
      Total deposits                                               349,687         330,005
Federal funds purchased                                              7,345              --
Advances from the Federal Home Loan Bank                            33,801          44,135
Securities sold under agreements to repurchase                      12,589           6,218
Trade date security purchases                                           --           2,886
Subordinated debentures                                              4,000           4,000
Accrued expenses and other liabilities                               2,610           1,829
                                                                  --------        --------
      Total liabilities                                            410,032         389,073
Commitments                                                             --              --
Shareholders' equity
   Preferred stock - 2,000,000 shares without par value
      authorized; no shares issued                                      --              --
   Common stock - $1 par value; 10,000,000 shares authorized;
      5,164,948 and 5,131,874 shares issued at September 30,
      2007 and December 31, 2006, respectively                       5,165           5,132
   Additional paid-in capital                                       27,903          27,547
   Retained earnings                                                 6,875           6,962
   Stock held by deferred compensation plan; 103,155 and
      103,135 shares at September 30, 2007 and December 31,
      2006, respectively                                            (1,033)         (1,019)
   Treasury stock - at cost, 153,961 and 84,024 shares at
      September 30, 2007 and December 31, 2006, respectively        (1,609)           (864)
   Less required contributions for shares acquired by
      Employee Stock Ownership Plan (ESOP)                          (3,266)         (3,266)
   Accumulated comprehensive loss                                   (1,919)         (1,912)
                                                                  --------        --------
      Total shareholders' equity                                    32,116          32,580
                                                                  --------        --------
      Total liabilities and shareholders' equity                  $442,148        $421,653
                                                                  ========        ========

See notes to consolidated financial statements.

                              UNITED BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                    THREE
                                                                 MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                               ---------------   -----------------
                                                                2007     2006      2007      2006
                                                               ------   ------   -------   -------
                                                                           (Unaudited)
Interest and dividend income
   Loans, including fees                                       $4,395   $4,606   $13,450   $13,230
   Taxable securities                                           1,709    1,491     4,553     4,301
   Non-taxable securities                                         459      341     1,382       984
   Federal funds sold                                              28       46       125       134
   Dividends on Federal Home Loan Bank stock and other             82       68       237       207
                                                               ------   ------   -------   -------
         Total interest and dividend income                     6,673    6,552    19,747    18,856
Interest expense
   Deposits
      Demand                                                    1,075      748     2,869     1,862
      Savings                                                      34       31        94        92
      Time                                                      2,062    1,829     6,108     5,076
   Borrowings                                                     636      777     1,818     2,341
                                                               ------   ------   -------   -------
         Total interest expense                                 3,807    3,385    10,889     9,371
                                                               ------   ------   -------   -------
         Net interest income                                    2,866    3,167     8,858     9,485
Provision for loan losses                                         283      652       657     1,056
                                                               ------   ------   -------   -------
         Net interest income after provision for loan losses    2,583    2,515     8,201     8,429
Noninterest income
   Service charges on deposit accounts                            481      350     1,336     1,024
   Net realized gains (losses) on sales of securities              --       --         1      (350)
   Net realized gains on sales of loans                            13        4         9        14
   Other income                                                   291      345       890       903
                                                               ------   ------   -------   -------
         Total noninterest income                                 785      699     2,236     1,591
Noninterest expense
   Salaries and employee benefits                               1,701    1,439     4,606     4,334
   Occupancy and equipment                                        305      299       909     1,016
   Professional services                                          153      123       457       454
   Insurance                                                       98       84       272       255
   Franchise and other taxes                                      104      111       271       316
   Advertising                                                     92       91       277       285
   Stationery and office supplies                                  72       86       192       207
   Amortization of intangibles                                     --        5        --        14
   Other expenses                                                 480      535     1,358     1,622
                                                               ------   ------   -------   -------
         Total noninterest expense                              3,005    2,773     8,342     8,503
                                                               ------   ------   -------   -------
         Income before income taxes                               363      441     2,095     1,517
Income tax (benefit) expense                                      (29)      38       221       125
                                                               ------   ------   -------   -------
         Net income                                            $  392   $  403   $ 1,874   $ 1,392
                                                               ======   ======   =======   =======
         EARNINGS PER COMMON SHARE
            Basic                                              $ 0.09   $ 0.09   $  0.41   $  0.30
                                                               ======   ======   =======   =======
            Diluted                                            $ 0.09   $ 0.09   $  0.41   $  0.30
                                                               ======   ======   =======   =======
         DIVIDENDS PER COMMON SHARE                            $ 0.13   $ 0.12   $  0.39   $  0.35
                                                               ======   ======   =======   =======

See notes to consolidated financial statements.

                              UNITED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      (In thousands, except per share data)

                                                                      THREE MONTHS
                                                                         ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                   -----------------   -----------------
                                                                     2007      2006      2007      2006
                                                                   -------   -------   -------   -------
                                                                                (Unaudited)
Net income                                                         $   392   $   403   $ 1,874   $ 1,392
Other comprehensive income, net of related tax effects:
   Unrealized holding gains (losses) on securities during
      the period, net of (taxes) benefits of $(936), $(1,039),
      $8 and $(74) for each respective period                        1,817     2,016       (16)      143
   Reclassification adjustment for realized gains (losses)
      included in income, net of tax benefits of $119 for
      the nine months ended September 30, 2006                          --        --        (1)      231
   Amortization of prior service costs and actuarial losses, net
      of tax effect of $4                                               --        --        10        --
                                                                   -------   -------   -------   -------
Comprehensive income                                               $ 2,581   $ 2,419   $ 1,867   $ 1,766
                                                                   =======   =======   =======   =======
Accumulated comprehensive loss                                     $(1,919)  $(1,818)  $(1,919)  $(1,818)
                                                                   =======   =======   =======   =======

See notes to consolidated financial statements.

                              UNITED BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2007 and 2006
                                 (In thousands)

                                                                     2007       2006
                                                                   --------   --------
                                                                       (Unaudited)
Cash flows from operating activities:
   Net income for the period                                       $  1,874   $  1,392
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                     348        465
      Provision for loan losses                                         657      1,056
      Increase in value of bank-owned life insurance                   (221)      (212)
      Federal Home Loan Bank stock dividends                            (68)      (186)
      Net realized (gains) losses on sales of securities                 (1)       350
      Amortization of securities, net                                    86        147
      Net realized gains on sale of loans                                (4)       (14)
      Net realized gain (loss) on sale of repossessed assets           (117)        33
      Amortization of mortgage servicing rights                          54         62
      Net change in accrued interest receivable and other assets     (1,273)    (1,057)
      Net change in accrued expenses and other liabilities              (60)     4,301
                                                                   --------   --------
         Net cash provided by operating activities                    1,277      6,337
Cash flows used in investing activities:
   Securities available for sale:
      Sales                                                              --      7,729
      Maturities, prepayments and calls                              12,185      5,479
      Purchases                                                     (38,420)   (29,095)
   Securities held to maturity:
      Maturities, prepayments and calls                               1,160      1,465
   Trade date securities purchase                                    (2,886)     3,985
   Net change in loans receivable                                     4,150     (5,520)
   Purchases of premises and equipment                                 (178)      (195)
   Proceeds from sale of repossessed assets                             835      1,020
                                                                   --------   --------
         Net cash used in investing activities                      (23,154)   (15,132)
Cash flows provided by financing activities:
   Net change in deposits                                            19,682     30,387
   Net change in borrowings                                           3,382    (21,400)
   Treasury stock purchases                                            (745)      (478)
   Proceeds from issuance of common stock                               350        322
   Exercise of stock options, including tax benefits                     --         95
   Cash dividends paid                                               (1,960)    (1,785)
                                                                   --------   --------
         Net cash provided by financing activities                   20,709      7,141
                                                                   --------   --------
Net decrease in cash and cash equivalents                            (1,168)    (1,654)
Cash and cash equivalents at beginning of period                     14,554     13,877
                                                                   --------   --------
Cash and cash equivalents at end of period                         $ 13,386   $ 12,223
                                                                   ========   ========
Supplemental disclosure of cash flow information:
   Interest paid                                                   $ 10,097   $  9,286
                                                                   ========   ========
   Federal income taxes paid                                       $    246   $    573
                                                                   ========   ========
Supplemental disclosure of noncash investing activities:
   Transfer from loans to other real estate
      and repossessions                                            $    743   $     98
                                                                   ========   ========
   Unrealized gains (losses) on securities designated as
      available for sale, net of related tax effects               $     (7)  $    143
                                                                   ========   ========
   Recognition of mortgage servicing rights                        $     85   $    140
                                                                   ========   ========

See notes to consolidated financial statements.

                              UNITED BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the nine and three months ended September 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at September 30, 2007, and its results of operations and cash flows for the nine and three month periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes for the year ended December 31, 2006 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The Company has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

1. Principles of Condensed Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. ("United" or "the Company") and its wholly-owned subsidiaries, The Citizens Savings Bank of Martins Ferry, Ohio ("Citizens") and The Community Bank, Lancaster Ohio (collectively the "Banks"). Effective July 1, 2007 the Company merged The Community Bank into The Citizens Savings Bank and now operates that market area as The Community Bank, a division of The Citizens Savings Bank. All intercompany transactions and balances have been eliminated in consolidation.

2. Nature of Operations

The Company's revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, and Tuscarawas Counties and the surrounding localities in northeastern, eastern and southeastern Ohio, and include a wide range of individuals, business and other organizations. Citizens conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg Ohio. The Community Bank, a division of The Citizens Savings Bank., conducts its business through its main office in Lancaster, Ohio and six offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2007 and 2006

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

4. Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of loans in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The Company measures impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. The Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the fair value of the collateral.

Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

The Company's impaired loan information is as follows as of and for the nine months ended September 30:

                                             2007     2006
                                            ------   ------
                                             (In thousands)
Impaired loans with related allowance for
   unconfirmed losses                       $1,064   $1,149
Impaired loans without allowance for
   unconfirmed losses                        1,712    1,973
                                            ------   ------
Total impaired loans                        $2,776   $3,122
                                            ======   ======

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Allowance for Loan Losses (continued)

                                                                  2007     2006
                                                                 ------   ------
                                                                  (In thousands)
Allowance with respect to unconfirmed losses on impaired loans
   Beginning balance                                             $  305   $   --
   Transfers from allowance for loan losses                         500    1,024
   Charge-off of impaired loans                                    (409)      --
                                                                 ------   ------
   Ending balance                                                $  396   $1,024
                                                                 ======   ======
Average balance of impaired loans                                $2,878   $2,311
Interest income recognized on impaired loans                     $  109   $  232

5.  Mortgage Servicing Assets

A summary of the Company's mortgage servicing assets as of and for the nine months ended September 30, 2007 and as of and for the year ended December 31, 2006 is as follows:

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2007           2006
                                                            -------------   ------------
                                                                   (In thousands)
Beginning balance                                                $403           $367
Recognition of mortgage servicing rights on sale of loans          86            107
Amortization during the period                                    (54)           (71)
                                                                 ----           ----
Net carrying value                                               $435           $403
                                                                 ====           ====

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6. Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released. At September 30, 2007 and 2006, the ESOP held 354,551 (adjusted) unallocated shares which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans. Earnings and dividends per share for the nine and three months ended September 30, 2006 have been restated for the stock split in the form of a dividend declared and distributed in the fourth quarter of 2006.

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                   -----------------------   -----------------------
                                                      2007         2006         2007         2006
                                                   ----------   ----------   ----------   ----------
BASIC
   Net income (In thousands)                       $      392   $      403   $    1,874   $    1,392
                                                   ==========   ==========   ==========   ==========
   Weighted average common shares outstanding       4,579,381    4,576,756    4,564,741    4,589,740
                                                   ==========   ==========   ==========   ==========
   Basic earnings per common share                 $     0.09   $     0.09   $     0.41   $     0.30
                                                   ==========   ==========   ==========   ==========
DILUTED
   Net income (In thousands)                       $      392   $      403   $    1,874   $    1,392
                                                   ==========   ==========   ==========   ==========
   Weighted average common shares outstanding
      for basic earnings per common share           4,579,381    4,576,756    4,564,741    4,589,740
   Add: Dilutive effects of assumed exercise of
      stock options                                     2,074          161        2,024          553
                                                   ----------   ----------   ----------   ----------
   Average shares and dilutive potential
      common shares                                 4,581,455    4,576,917    4,566,765    4,590,293
                                                   ==========   ==========   ==========   ==========
Diluted earnings per common share                  $     0.09   $     0.09   $     0.41   $     0.30
                                                   ==========   ==========   ==========   ==========
Number of stock options not considered in
   computing diluted earnings per share due to
   antidilutive nature                                 12,100       43,001       12,100       43,001
                                                   ==========   ==========   ==========   ==========
Weighted average exercise price
   of dilutive stock options                       $     9.83   $     9.72   $     9.83   $     9.72
                                                   ==========   ==========   ==========   ==========

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Stock Options

The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant, adjusted for stock splits in the form of a dividend.

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

The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore did not restate its financial statements for prior periods. Under this method, the Company has applied the provisions of SFAS No. 123(R) to new equity awards and to equity based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company has recognized compensation costs for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that were outstanding January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the quarters ended September 30, 2007 and 2006, the Company recorded $10,000 in compensation costs ($6,000 after-tax) for equity based awards that vested in each period. The Company has $120,000 of total unrecognized compensation costs related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2007, which is expected to be recognized over a remaining weighted-average period of 8 years.

No stock options were granted during the nine months ended September 30, 2007 and 2006.

The expected term of the options was based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate was based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility was based upon historical volatility of the Company's stock.

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Stock Options (continued)

There are no remaining options available for grant under the Company's plan as of September 30, 2007. A summary of the status of the Company's stock option plan for the nine months ended September 30, 2007 and 2006 is presented below:

                                            2007                  2006
                                    -------------------   -------------------
                                              WEIGHTED-             WEIGHTED-
                                               AVERAGE               AVERAGE
                                               EXERCISE              EXERCISE
                                     SHARES     PRICE      SHARES     PRICE
                                    -------   ---------   -------   ---------
Outstanding at January 1,            69,488     $10.73    104,069     $10.46
Granted                                  --         --         --         --
Exercised                                --         --     (2,651)      6.87
Forfeited                           (13,960)     12.00    (31,930)     10.20
                                    -------     ------    -------     ------
Outstanding at end of period         55,528     $10.34     69,488     $10.73
                                    =======     ======    =======     ======
Options exercisable at period-end        --     $   --      3,011     $11.92
                                    =======     ======    =======     ======

The following table summarizes information about stock options outstanding at September 30, 2007:

             OPTIONS                    OPTIONS      REMAINING
EXERCISE   OUTSTANDING     DATE OF    EXERCISABLE   CONTRACTUAL
  PRICE     AT 9/30/07   EXPIRATION    AT 9/30/07       LIFE
--------   -----------   ----------   -----------   -----------
 $ 9.63       26,489      05/15/15         --        7.7 years
  10.15       16,939      01/16/15         --        7.7 years
  12.15       12,100       8/23/14         --        6.1 years

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8. Income Taxes (continued)

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

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application allowed. The Corporation adopted SFAS No. 155 effective January 1, 2007, as required, without material effect on the Corporation's financial position or results of operations.

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

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9. Recent Accounting Pronouncements (continued)

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company, with earlier application permitted. The Company adopted SFAS No. 156 effective January 1, 2007, as required, utilizing the amortization method without effect on the Company's financial position or results of operations.

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

In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4." The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy

The Company holds several life insurance policies; however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company applied the guidance in EITF Issue 06-5 effective January 1, 2007 which did not have any effect on the Company's financial statements.

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2007 and 2006

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

NOTE B - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows:

                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                     ------------------   -----------------
                                       2007      2006       2007     2006
                                      ------   -------     ------   ------
                                                 (In thousands)
Beginning balance                     $2,188   $2,840      $2,345   $2,904
Provision for loan losses                283      652         657    1,056
Loans charged-off                       (313)     (95)       (966)    (640)
Recoveries of previous charge-offs        60       77         182      154
                                      ------   ------      ------   ------
Ending balance                        $2,218   $3,474      $2,218   $3,474
                                      ======   ======      ======   ======

Nonperforming loans were as follows:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    2007           2006
                                               -------------   ------------
                                                      (In thousands)
Loans past due over 90 days still on accrual       $1,915         $   55
Nonaccrual loans                                    1,586          3,396
                                                   ------         ------
Total nonperforming loans                          $3,501         $3,451
                                                   ======         ======

                              UNITED BANCORP, INC.

         For the nine and three months ended September 30, 2007 and 2006

NOTE C - BENEFIT PLANS

Pension expense includes the following:

                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                             ------------------   -----------------
                                               2007      2006       2007     2006
                                              ------   -------     ------   ------
                                                         (In thousands)
Service cost                                  $ 65       $ 56      $ 195     $ 168
Interest cost                                   46         40        138       120
Expected return on assets                      (54)       (43)      (162)     (129)
Amortization of prior service cost,
   transition liability and plan amendment      15          7         45        21
                                              ----       ----      -----     -----
Pension expense                               $ 72       $ 60      $ 216     $ 180
                                              ====       ====      =====     =====

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                      SEPTEMBER 30,   DECEMBER 31,
                                           2007           2006
                                      -------------   ------------
                                       (Unaudited)
                                             (In thousands)
Commitments to extend credit             $31,666         $33,429
Credit card and ready reserve lines       12,675          12,666
Standby letters of credit                    565             707

                              UNITED BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of September 30, 2007, as compared to December 31, 2006, and the results of operations for the nine and three months ended September 30, 2007, compared to the same periods in 2006. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

The allowance is regularly reviewed by management and the board of directors to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank's trends in delinquencies and loan losses, and economic factors.

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

ANALYSIS OF FINANCIAL CONDITION

Earning Assets - Loans

At September 30, 2007, gross loans were $227.3 million, compared to $231.5 million at December 31, 2006, a decrease of $4.2 million, or 1.8%. The decrease in total outstanding loans was the result of a decrease in the commercial portfolio. Management attributes the decrease in loans to the sluggish loan demand in the markets served.

Installment loans represented 18.0% of total loans at both September 30, 2007 and December 31, 2006. This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations.

Commercial and commercial real estate loans comprised 56.9% of total loans at September 30, 2007 compared to 57.6% at December 31, 2006. Commercial and commercial real estate loans have decreased $4.1 million, or 3.1% since December 31, 2006. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area.

Real estate loans were 25.0% of total loans at September 30, 2007 and 24.3% at December 31, 2006. Real estate loans decreased by 1.2%, or $694 thousand, since December 31, 2006. Real estate lending for the nine months of 2007 has been extremely slow with respect to the Company's adjustable-rate mortgage products. As of September 30, 2007, the Banks have approximately $36.6 million in fixed-rate loans that they service for a fee that is typically 25 basis points. The Company did not hold any loans for sale at September 30, 2007 and December 31, 2006.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2007 were approximately $784,000 or 33.5%, of the beginning balance in the allowance for loan losses.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS OF FINANCIAL CONDITION (CONTINUED)

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at September 30, 2007 increased approximately $25.6 million, or 19.1%, from December 31, 2006 totals. This growth partially reflects deployment of the Company's increased deposits. Securities held to maturity at September 30, 2007, decreased approximately $1.1 million, or 6.4% compared to December 31, 2006 totals.

Sources of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the nine-month period ended September 30, 2007, total core deposits increased approximately $22.4 million, or 7.9%. The Company's interest-bearing demand deposits increased $28.4 million, or 28.3%, noninterest-bearing demand deposits decreased $1.3 million, or 5.6% while certificates of deposit under $100,000 decreased by $2.3 million, or 1.8%. As part of a strategic focus to grow deposits, the Banks have introduced premium rate money market index accounts.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2007, certificates of deposit greater than $100,000 decreased $2.7 million, or 6.0%, from December 31, 2006 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first nine months of 2007, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. As a result of the Company's growth in deposits in 2007, total borrowings, including federal funds purchased, decreased approximately $3.0 million, or 6.8% from December 31, 2006 totals.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Income

Basic and diluted earnings per share for the nine months ended September 30, 2007 totaled $0.41, compared with $0.30, for the nine months ended September 30, 2006, an increase of 36.7%. In the aggregate, the Company's net income increased by $482,000, or 34.6%, for the nine months ended September 30, 2007, compared to the same period in 2006.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 6.6%, or $627,000, for the nine months ended September 30, 2007, compared to the same period in 2006, due to continued downward pressure on the net interest margin caused by a continuation of the flat yield curve environment.

Total interest income for the nine months ended September 30, 2007, was $19.7 million compared to $18.9 million for the same period in 2006, an increase of $891,000, or 4.7%. The increase can be attributed to the overall growth of the Company's earning assets.

Total interest expense for the nine months ended September 30, 2007 when compared to the same nine-month period ended September 30, 2006, increased by 16.2%, or $1.5 million. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities, as well as the effect of a higher interest rate environment in 2007 as compared to 2006. Also contributing to higher interest expense is the higher costs of the Company's certificates of deposit. As the current certificate of deposit portfolio matures, they are replaced with higher costing certificates.

Provision for Loan Losses

The provision for loan losses was $657,000 for the nine months ended September 30, 2007 compared to $1.1 million for the same period in 2006. The decrease in the provision for loan losses for the nine month period ended September 30, 2007 is primarily a result of a higher level of provision booked in September 2006 related to loans that were charged-off without specific loss allocations.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the nine months ended September 30, 2007 was $2.2 million compared to $1.6 million for the nine-month period ended September 30, 2006, an increase of $645,000, or 40.5%. During the nine-months ended September 30, 2007, the increase in noninterest income was primarily driven by increase of $312,000 related to service charges on deposit accounts.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (CONTINUED)

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2007 decreased $161,000, or 1.9%, from the nine months ended September 30, 2006. Occupancy expense decreased $107,000, mainly due to the additional charge of $90,000 taken in 2006 to improve the profitability and customer service related to the Company's ATM and credit card platforms. Other noninterest expenses decreased $264,000, which included decreases in data communication expenses, merchant interchange and expenses related to other real estate owned.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Income

Basic and diluted earnings per share for the three months ended September 30, 2007 totaled $0.09, compared with $0.09 for the three months ended September 30, 2006. In dollars, the Company's net income decreased by $11,000 for the three months ended September 30, 2007, compared to the same quarter in 2006. Refer to "Net Income" discussion for Nine Months Ended September 30, 2007 for further information.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 9.5%, or $301,000, for the three months ended September 30, 2007, compared to the same period in 2006, due to continued downward pressure on the net interest margin due to a continuation of the flat yield curve environment.

Total interest income for the three months ended September 30, 2007, was $6.7 million compared to $6.6 million for the same period in 2006, an increase of $121,000, or 1.8%.

Total interest expense for the three months ended September 30, 2007, when compared to the same three-month period ended September 30, 2006, increased by 12.5%, or $422,000. The Company has experienced an increase in interest expense due to growth in interest-bearing liabilities and an increase in the cost of funds year-to-year.

Provision for Loan Losses

The provision for loan losses was $283,000 for the three months ended September 30, 2007 compared to $652,000 for the same period in 2006. The decrease in loan loss provision for the three month period ended September 30, 2007 is primarily a result of a higher level of provision for loan losses booked in September of 2006 related to loans that were charged-off without specific loss allocations.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (CONTINUED)

Net Interest Income (continued)

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sale of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2007 was $785,000 compared to $699,000 for the same three-month period ended September 30, 2006, an increase of approximately $86,000, or 12.3%. During the three-months ended September 30, 2007, the increase in noninterest income was primarily driven by increase of $131,000 related to service charges on deposit accounts.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2007, increased $232,000, or 8.4%, from the three months ended September 30, 2006. Salaries and employee benefits increased $262,000 due to merger related expenses for severance payments and duplication of personnel related to the July 1, 2007 consolidation of bank charters.

                              UNITED BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at September 30, 2007, totaled $32.1 million compared to $32.6 million at December 31, 2006, a $464,000 decrease. Total shareholders' equity in relation to total assets was 7.3% at September 30, 2007 and 7.7% at December 31, 2006. In 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

The Company is subject to the regulatory requirements of The Federal Reserve System as a bank holding company. The Bank is subject to regulations of the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Financial Institutions. The most important of these various regulations address capital adequacy.

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

The following table illustrates the Company's well-capitalized classification at September 30, 2007

                                        SEPTEMBER 30,
                                            2007
                                   ----------------------
                                         (Unaudited)
                                   (Dollars in thousands)
Tier 1 capital                           $ 35,506
Total risk-based capital                   37,733
Risk-weighted assets                      262,806
Average total assets                      457,733

Total risk-based capital ratio              14.36%
Tier 1 risk-based capital ratio             13.51%
Tier 1 capital to average assets             7.76%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                            (c)                     (d)
                                                                      Total Number of        Maximum Number or
                                                                     Shares (or Units)       Approximate Dollar
                                  (a)                                Purchased as Part      Value) of Shares (or
                            Total Number of            (b)              Of Publicly        Units) that May Yet Be
                           Shares (or Units)    Average Price Paid    Announced Plans    Purchased Under the Plans
Period                         Purchased       Per Share (or Unit)      Or Programs             or Programs
------                     -----------------   -------------------   -----------------   -------------------------
Month #1
   7/1/2007 to 7/30/2007          6,813               $10.49               6,813                  $1,358,816
Month #2
   8/1/2007 to 8/31/2007          3,135               $10.47               3,135                  $1,325,993
Month #3
   9/1/2007 to 9/30/2007          2,411               $10.45               2,411                  $1,300,677

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 21, 2006, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period. Such authorization will expire on November 21, 2008.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the "Plan"), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and certain senior executive officers. Under the Plan, eligible participants may defer fees payable to them by the Company, which fees are used to acquire common shares which are credited to a participant's respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant's account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company's stock. There were no purchases during the quarter ended September 30, 2007. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by
Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

                              UNITED BANCORP, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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


                                       /s/United Bancorp, Inc.


Date: November 14, 2007                By: /s/ James W. Everson
                                           ------------------------------------
                                           James W. Everson
                                           Chairman, President &
                                           Chief Executive Officer


Date: November 14, 2007                By: /s/ Randall M. Greenwood
                                           ------------------------------------
                                           Randall M. Greenwood
                                           Senior Vice President,
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