Form 10-K
period 2007-12-31
UNITED BANCORP INC /OH/
filed 2008-03-31
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS
DEFINED IN RULE 405 OF THE SECURITIES ACT. YES     NO  X .
                                               ---    ---

INDICATED BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS
PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE EXCHANGE ACT. YES     NO  X .
                                                                 ---    ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF "LARGE ACCELERATED FILER," "ACCELERATED FILER" AND "SMALLER REPORTING COMPANY" IN RULE 12B-2 OF THE EXCHANGE ACT.

         LARGE ACCELERATED FILER [ ]            ACCELERATED FILER         [ ]

         NON-ACCELERATED FILER   [ ]            SMALLER REPORTING COMPANY [X]
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES     NO  X
    ---    ---

AS OF JUNE 30, 2007 THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $38,910,783 BASED ON THE CLOSING SALE PRICE AS REPORTED ON THE NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION SYSTEM.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE REGISTRANT HAD 5,000,038 COMMON SHARES OUTSTANDING AS OF MARCH 6, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 16, 2008 ARE INCORPORATED BY REFERENCE INTO PART III.

PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2007 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II.

PART I

ITEM 1 BUSINESS

          BUSINESS

          United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company at December 31, 2007, has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS). On July 1, 2007, the Company received regulatory approval for the merger of its two wholly-owned subsidiaries, The Glouster Community Bank ("Community"), Lancaster, Ohio, and The Citizens Savings Bank ("Citizens"), Martins Ferry, Ohio, under the charter of the latter. The Boards of both Citizens and Community endorsed this consolidation. The Company continues to capitalize on the established branding in the market places of each institution.

          CITIZENS serves customers in northeastern, eastern, southeastern and south central Ohio and is engaged in the business of commercial and retail banking in Belmont, Harrison, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and sixteen branches located in the counties memtioned above. CITIZENS also offers full brokerage service through UVEST(R) member NASD/SIPC.

          CITIZENS has no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

          COMPETITION

          The markets in which CITIZENS operates continue to be highly competitive. CITIZENS competes for loans and deposits with other retail commercial banks, savings and loan associations, finance companies, credit unions and other types of financial institutions within the Mid-Ohio valley geographic area along the eastern border of Ohio, extending into the northern panhandle of West Virginia and the Tuscarawas and Carroll County geographic areas of northeastern Ohio. CITIZENS also encounters similar competition for loans and deposits throughout the Athens, Hocking, and Fairfield County geographic areas of central and southeastern Ohio.

          SUPERVISION AND REGULATION

               GENERAL

          The Company is a corporation organized under the laws of the State of Ohio. The business in which the Company and its subsidiary are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities. The supervision, regulation and examination to which the Company and its subsidiary are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of shareholders.

          Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and CITIZENS are subject are discussed below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and CITIZENS.

               REGULATORY AGENCIES

          The Company is a registered bank holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended.

          CITIZENS is an Ohio chartered commercial bank. It is subject to regulation and examination by both the Ohio Division of Financial Institutions (the "ODFI") and the FDIC.

               THE HOLDING COMPANY

          As a holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board on quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and CITIZENS.

          The Company is required to obtain prior approval from the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Company is generally prohibited by the Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, subject to certain prior approval requirements of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by the Federal Reserve Board by order or by regulation to be financial in nature or closely related to banking.

          On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards.

          Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company is not a financial holding company and has no current intention of making such an election.

               THE BANK

          General. CITIZENS is an Ohio-chartered bank that is not a member of the Federal Reserve System. CITIZENS is therefore regulated by the ODFI as well as the FDIC. The regulatory agencies have the authority to regularly examine CITIZENS, which is subject to all applicable rules and regulations promulgated by its supervisory agencies. In addition, the deposits of CITIZENS are insured by the FDIC to the fullest extent permitted by law.

          Deposit Insurance. As an FDIC-insured institution, CITIZENS is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

          The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of CITIZENS.

          Capital Requirements. The Federal Reserve Board, ODFI and FDIC require banks and holding companies to maintain minimum capital ratios. The "risk-adjusted" capital guidelines for CITIZENS and the Company involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against CITIZENS's and Company's capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). CITIZENS anticipates maintaining capital at a level sufficient to be classified as "well capitalized" pursuant to the Federal Reserve guidelines.

          In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital to total assets. However, most banking organizations are expected to maintain capital ratios well in excess of the minimum level and generally must keep their Tier 1 ratio at or above 5%. CITIZENS intends to maintain capital well above the regulatory minimum.

          The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2007, CITIZENS exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 14.14%, a Tier 1 risk-based capital ratio of 13.23% and aTier 1 leverage ratio of 8.07%.

          In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These "prompt corrective action" provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2007, CITIZENS satisfied all requirements for inclusion in the "well capitalized" category.

          Dividends. Ohio law prohibits CITIZENS, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, CITIZENS exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.

          Branching Authority. Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals. Additionally, in May 1997 Ohio adopted legislation "opting in" to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is also allowed by the Riegle-Neal Act and authorized by Ohio law.

          Affiliate Transactions. Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its non-bank affiliates be on arms-length terms.

          Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non deposit creditors and shareholders of the institution.

          Privacy Provisions of Gramm-Leach-Bliley Act. Under GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of GLB affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

          Anti-Money Laundering Provisions of the USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 (the "Patriot Act") was signed into law. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence community's ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; and (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

          Fiscal and Monetary Policies. CITIZENS's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. CITIZENS is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions,
          (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of CITIZENS.

          Additional and Pending Regulation. CITIZENS is also subject to federal regulation as to such matters as the maintenance of required reserves against deposits, limitations in connection with affiliate transactions, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by CITIZENS of its own securities and other aspects of banking operations. In addition, the activities and operations of CITIZENS are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

          Congress regularly considers legislation that may have an impact upon the operation of the Company and CITIZENS. At this time, the Company is unable to predict whether any proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company.

          EMPLOYEES

          The Company itself, as a holding company, has no compensated employees. CITIZENS has 104 full time employees, with 30 of these serving in a management capacity, and 19 part time employees.

          INDUSTRY SEGMENTS

          United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp's business.

          REPORTS TO SECURITY HOLDERS

          The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy solicitation materials, as applicable, under Commission Regulation 14A. The public may read and copy any materials the Company files with the Commission at the SEC's Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at HTTP://WWW.SEC.GOV. The Company's internet website is WWW.UNITEDBANCORP.COM.

     I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

          Refer to Management's Discussion and Analysis "Average Balances, Net Interest Income and Yields Earned and Rates Paid" beginning on page 23 of our 2007 Annual Report, which is incorporated by reference.

     II   INVESTMENT PORTFOLIO

     A The following table sets forth the carrying amount of securities at December 31, 2007, 2006 and 2005:

                                                  DECEMBER 31,
                                         ------------------------------
            (In thousands)                 2007       2006       2005
                                         --------   --------   --------
AVAILABLE FOR SALE (AT MARKET)
   US Government agency obligations      $113,002   $ 79,864   $ 75,483
   Mortgage-backed securities              23,602     28,221     35,440
   Collateralized mortgage obligations        630        765      2,230
   State and municipal obligations         28,070     24,953      8,769
   Equity securities                           20          5         24
                                         --------   --------   --------
                                         $165,324   $133,808   $121,946
                                         ========   ========   ========
HELD TO MATURITY (AT COST)
   State and municipal obligations       $ 16,142   $ 17,870   $ 20,262
                                         ========   ========   ========

     B    Contractual maturities of securities at year-end 2007 were as follows:

                                                                   AVERAGE
                                      AMORTIZED    ESTIMATED   TAX EQUIVALENT
AVAILABLE FOR SALE                       COST     FAIR VALUE        YIELD
------------------                    ---------   ----------   --------------
                                            (Dollars in Thousands)
US GOVERNMENT AGENCY OBLIGATIONS
Under 1 year                                 --          --           --
   1-5 years                           $  5,892    $  5,908         4.34%
   5-10 years                            19,007      19,048         5.11%
   Over 10 years                         87,571      88,046         5.80%
                                       --------    --------         ----
      Total                             112,470     113,002         5.60%
                                       --------    --------         ----
MORTGAGE-BACKED SECURITIES
   Under 1 year                             273         273         4.23%
   1-5 years                              4,128       4,075         4.11%
   5-10 years                             3,505       3,487         4.43%
   Over 10 years                         16,008      15,767         4.57%
                                       --------    --------         ----
      Total                              23,914      23,602         4.46%
                                       --------    --------         ----
COLLATERALIZED MORTGAGE OBLIGATIONS
Under 1 year                                 --          --           --
   1-5 years                                190         189         4.29%
   5-10 years                               238         235         4.31%
   Over 10 years                            207         206         4.59%
                                       --------    --------         ----
      Total                                 635         630         4.40%
                                       --------    --------         ----
STATE AND MUNICIPAL OBLIGATIONS
   Under 1 year                              --          --           --
   1-5 years                              1,752       1,776         6.42%
   5-10 years                             4,765       4,760         5.05%
   Over 10 years                         21,556      21,534         5.76%
                                       --------    --------         ----
      Total                              28,073      28,070         5.68%
                                       --------    --------         ----
OTHER SECURITIES
   Equity securities                          4          20         0.00%
                                       --------    --------         ----
TOTAL SECURITIES AVAILABLE FOR SALE    $165,096    $165,324         5.32%
                                       ========    ========         ====
HELD TO MATURITY
STATE AND MUNICIPAL OBLIGATIONS
   Under 1 year                              --          --           --
   1-5 years                           $  2,803    $  2,894         6.96%
   5-10 years                             5,714       5,858         6.99%
   Over 10 years                          7,625       7,729         6.06%
                                       --------    --------         ----
 TOTAL SECURITIES HELD TO MATURITY     $ 16,142    $ 16,481         6.23%
                                       ========    ========         ====

     C Excluding holdings of U.S. Agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2007.

     III  LOAN PORTFOLIO

          A    TYPES OF LOANS

               The amounts of gross loans outstanding at December 31, 2007, 2006, 2005, 2004 and 2003 are shown in the following table according to types of loans:

                                                    December 31,
                                ----------------------------------------------------
        (In thousands)            2007       2006       2005       2004       2003
-----------------------------   --------   --------   --------   --------   --------
Commercial loans                $ 59,785   $ 40,512   $ 32,675   $ 35,309   $ 28,049
Commercial real estate loans      74,660     92,895     97,706     83,103     68,902
Residential real estate loans     58,524     56,167     57,746     55,062     52,237
Installment loans                 41,675     41,943     43,884     41,973     49,421
                                --------   --------   --------   --------   --------
   Total loans                  $234,644   $231,517   $232,011   $215,447   $198,609
                                ========   ========   ========   ========   ========

          Construction loans were not significant at any date indicated above.

     B    MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

          The following is a schedule of commercial and commercial real estate loans at December 31, 2007 maturing within the various time frames indicated:

                               One Year   One Through      After
       (In thousands)          Or Less     Five Years   Five Years     Total
----------------------------   --------   -----------   ----------   --------
Commercial loans                $13,808     $16,805       $29,172    $ 59,785
Commercial real estate loans     12,717       8,193        53,750      74,660
                                -------     -------       -------    --------
   Total                        $26,525     $24,998       $82,922    $134,445
                                =======     =======       =======    ========

          The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2007 due to mature after one year:

                                FIXED    VARIABLE    TOTAL >
       (In thousands)            RATE      RATE     ONE YEAR
----------------------------   -------   --------   --------
Commercial loans               $27,284    $18,693   $ 45,977
Commercial real estate loans    10,689     51,254     61,943
                               -------    -------   --------
   Total                       $37,973    $69,947   $107,920
                               =======    =======   ========

          Variable rate loans are those loans with floating or adjustable interest rates.

     C    RISK ELEMENTS

          1.   NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS

          The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2007, 2006 2005, 2004 and 2003:

                                       DECEMBER 31,
                         ----------------------------------------
     (In thousands)       2007     2006     2005     2004    2003
----------------------   ------   ------   ------   ------   ----
Nonaccrual basis (1)     $1,822   $3,396   $1,144   $1,106   $101
Accruing loans 90 days
   or greater past due
   (4)                   $2,585   $   55   $  417   $  500   $655
Impaired loans (2) (3)   $3,399   $3,122   $  875       --     --
Impaired loans with
   related allowance
   for unconfirmed
   losses (5)            $2,347   $1,012       --       --     --
Impaired loans without
   related allowance
   for unconfirmed
   losses(6)             $1,051   $2,110   $  875       --     --

(1) There were no restructured loans at any of the dates indicated above. For years 2003 through 2006,, all of the Company's impaired loans were on a nonaccrual basis. For 2007, includes $1,675,000 of impaired loans

(2) Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not material for 2003 through 2004, inclusive. Interest recognized on impaired loans in 2007 was $84,000 and in 2006 it was $309,000.

(3) Additional information incorporated by reference on page 44 of the Notes to Consolidated Financial Statements set forth in our 2007 Annual Report, which is incorporated herein by reference.

(4) Loans past due greater than 90 days and still accruing totaling $1,724,000 in 2007 are also classified as impaired loans.

(5) Includes $1,082,000 of loans past due greater than 90 days and still accruing and $1,266,000 of nonaccrrual loans at December 31, 2007.

(6) Includes $642,000 of loans past due greater than 90 days and $409,000 of nonaccrual loans at December 31, 2007.

          The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $128,000 and $218,000 for the years ended December 31, 2007 and 2006. At that date, all impaired loans were commercial or commercial real estate loans.

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

          2.   POTENTIAL PROBLEM LOANS

          The Company had no potential problem loans as of December 31, 2007 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

          3.   LOAN CONCENTRATIONS

          Refer to Page 67, Note 19 of Notes to Consolidated Financial Statements set forth in our 2007 Annual Report, which is incorporated herein by reference.

     IV   SUMMARY OF LOAN LOSS EXPERIENCE

          For additional explanation of factors which influence management's judgment in determining amounts charged to expense, refer to pages 13 and 16 of the "Management's Discussion and Analysis" and Notes to Consolidated Financial Statements set forth in our 2007 Annual Report, which is incorporated herein by reference.

          A    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

               The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2007, 2006, 2005, 2004 and 2003:

   (Dollars in thousands)        2007       2006       2005       2004       2003
----------------------------   --------   --------   --------   --------   --------
LOANS
Loans outstanding              $234,644   $231,517   $232,011   $215,447   $198,608
Average loans outstanding      $228,673   $234,436   $224,945   $208,658   $192,725
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year   $  2,345   $  2,904   $  2,995   $  2,843   $  2,971
Loan Charge-offs:
   Commercial                       206      1,420         89         58        250
   Commercial real estate            --         --         --         --         79
   Residential real estate          349        350        331         16         28
   Installment                      583        377        342        645        459
                               --------   --------   --------   --------   --------
Total loan charge-offs            1,138      2,147        762        719        816
                               --------   --------   --------   --------   --------
Loan recoveries
   Commercial                         9         22          7          4          3
   Commercial real estate            --         --         --         --         --
   Residential real estate           52         34         50          7          3
   Installment                      186        148        202        242        142
                               --------   --------   --------   --------   --------
Total loan recoveries               247        204        259        253        148
                               --------   --------   --------   --------   --------
Net loan charge-offs                891      1,943        503        466        668
Provision for loan losses           993      1,384        412        618        540
                               --------   --------   --------   --------   --------
Balance at end of year         $  2,447   $  2,345   $  2,904   $  2,995   $  2,843
                               ========   ========   ========   ========   ========
Ratio of net charge-offs to
   average loans                   0.39%      0.83%      0.22%      0.22%      0.35%
                               --------   --------   --------   --------   --------

     B    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

          The following table allocates the allowance for loan losses at December 31, 2007, 2006, 2005, 2004 and 2003. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank's service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

(Dollars in
thousands)                 2007                   2006                   2005                   2004                   2003
----------------   --------------------   --------------------   --------------------   --------------------   --------------------
                                % Loans                % Loans                % Loans                % Loans                % Loans
                   Allowance   to Total   Allowance   to Total   Allowance   to Total   Allowance   to Total   Allowance   to Total
Loan type            Amount     Loans       Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans
----------------   ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   --------
Commercial           $  765      25.48%     $  636      17.50%     $  502      14.08%     $  530      16.39%     $  452      14.13%
Commercial Real
   Estate               974      31.82%        777      40.12%      1,092      42.11%      1,136      38.57%      1,005      34.69%
Residential Real
   Estate               117      24.94%        138      24.26%        310      24.89%        313      25.56%        387      26.30%
Installment             243      17.76%        442      18.12%        739      18.92%        532      19.48%        982      24.88%
Unallocated             348        N/A         352        N/A         261        N/A         484        N/A          17        N/A
                     ------     ------      ------     ------      ------     ------      ------     ------      ------     ------
   Total             $2,447     100.00%     $2,345     100.00%     $2,904     100.00%     $2,995     100.00%     $2,843     100.00%
                     ======     ======      ======     ======      ======     ======      ======     ======      ======     ======

     V    DEPOSITS

          A    SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

               Refer to Management's Discussion and Analysis and Results of Operations "Average Balances, Net Interest Income and Yields Earned and Rates Paid" set forth in our 2007 Annual Report and incorporated herein by reference.

          B    MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000.

          The time to remaining maturity for time deposits in excess of $100,000 are:

 (Dollars in thousands)      2007
------------------------   -------
Less than 3 months         $ 9,870
Over 3 through 6 months      8,567
Over 6 through 12 months    13,371
Over 12 months               6,704
                           -------
Totals                     $38,512
                           =======

     VI   RETURN ON EQUITY AND ASSETS

          Our dividend payout ratio and equity to assets ratio were as follows:

                             DECEMBER 31,
                        ----------------------
                         2007     2006    2005
                        -----   ------   -----
Dividend Payout Ratio   91.23%  106.67%  61.97%
Equity to Assets         7.51%    7.73%   7.88%

          For other ratios refer to the inside front cover of our 2007 Annual Report to Shareholders, incorporated herein by reference.

     VII  SHORT-TERM BORROWINGS

          Information concerning securities sold under agreements to repurchase is summarized as follows:

            (Dollars In thousands)                 2007      2006      2005
----------------------------------------------   -------   -------   -------
Balance at December 31,                          $10,942   $ 6,218   $ 7,142
Weighted average interest rate at December 31       3.77%     4.26%     2.49%
Average daily balance during the year            $11,864   $10,557   $10,129
Average interest rate during the year               4.47%     4.18%     2.58%
Maximum month-end balance during the year        $14,967   $22,659   $14,555

          Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices.

          Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

           (Dollars in thousands)                  2007      2006      2005
----------------------------------------------   -------   -------   -------
Balance at December 31,                          $34,500   $33,175   $35,000
Weighted average interest rate at December 31,      4.74%     5.79%     3.62%
Average daily balance during the year            $11,360   $31,034   $27,217
Average interest rate during the year               4.39%     4.99%     3.44%
Maximum month-end balance during the year        $34,500   $39,510   $36,057

          No other individual component of borrowed funds comprised more than 30% of shareholders' equity and accordingly is not disclosed in detail.

          SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

          Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

                               Executive Officers Positions held with Company;
Name                     Age   Business Experience
----------------------   ---   ------------------------------------------------------------
James W. Everson          69   Chairman, President and Chief Executive Officer
Scott Everson             40   Senior Vice President and Chief Operating Officer
Randall M. Greenwood      44   Senior Vice President and Chief Financial Officer, Treasurer
James A. Lodes            62   Vice President - Chief Lending Officer
Norman F. Assenza, Jr.    62   Vice President - Chief Compliance Officer
Michael A. Lloyd          39   Vice President - Chief Information Officer

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

          Each of these Executive Officers are serving at-will in their current positions. The Officers have held the positions for the following time periods: James W. Everson, 25 years, Norman F. Assenza, Jr., 25 years, James A. Lodes, 12 years, Michael Lloyd, 5 years and Randall M. Greenwood, 10 years.

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

RISKS RELATED TO THE COMPANY'S BUSINESS

          INTEREST RATE RISK - The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic and market conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company's ability to originate loans and obtain deposits and the fair values of the Company's financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate or decrease at a slower rate than the interest rates received on loans and investments, the Company's net interest income, and therefore earnings, could be adversely affected.

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

          The Company maintains an Allowance for Loan Losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable and inherent loan losses that have been incurred within the existing portfolio of loans. The Allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the Allowance reflects management's continuing evaluation of loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the Allowance inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company's control, may require an increase in the Allowance. In addition, bank regulatory agencies periodically review the Company's Allowance and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2 PROPERTIES

          The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

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

          Management believes the properties described above to be in good operating condition for the purpose for which they are used. The properties are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured.

ITEM 3 LEGAL PROCEEDINGS

          There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiary is a party or to which any of its property is subject.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to shareholders for a vote during the fourth quarter of 2007.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Refer to Page 7, "Shareholder Information" of the 2007 Annual Report To Shareholders and refer to Page 39, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2007 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                 (D)
                                                          (C)               MAXIMUM NUMBER
                                                       TOTAL NUMBER        (OR APPROXIMATE
                                                      OF SHARES (OR        DOLLAR VALUE) OF
                      (A)               (B)        UNITS) PURCHASED AS    SHARES (OR UNITS)
                 TOTAL NUMBER      AVERAGE PRICE     PART OF PUBLICLY      THAT MAY YET BE
                 OF SHARES (OR    PAID PER SHARE     ANNOUNCED PLANS     PURCHASED UNDER THE
PERIOD         UNITS) PURCHASED      (OR UNIT)         OR PROGRAMS        PLANS OR PROGRAMS
------------   ----------------   --------------   -------------------   -------------------
Month #l
10/1/2007 to         4,095            $10.87              4,095               $1,256,170
10/31/2007
Month #2
11/1/2007 to           764            $10.65                764               $1,248,030
11/30/2007
Month #3
12/1/2007 to        30,837            $10.01             30,837               $  939,452
12/31/2007
                    ------            ------             ------               ----------
Total               35,696            $10.12             35,696               $  361,225
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

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

          Refer to inside front cover, "Decade of Progress" of the 2007 Annual Report To Shareholders, which is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Refer to Pages 12-26, "Management's Discussion and Analysis" of the 2007 Annual Report To Shareholders.

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

          The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical losses, estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgement is a review of the bank's trends in delinquencies and loan losses, and economic factors.

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

The following table sets forth the Company's contractual obligations at December 31, 2007:

                                            PAYMENT DUE BY PERIOD
                                                 (IN "000")
                              ------------------------------------------------
                                         LESS THAN    1-3     3-5    MORE THAN
CONTRACTUAL OBLIGATIONS         TOTAL      1 YEAR    YEARS   YEARS    5 YEARS
---------------------------   --------   ---------   -----   -----   ---------
Long term debt obligations    $ 58,926    $34,594     $295    $448    $23,589
Operating lease obligations         98         30       68                 --
Loan and standby letters
   of credit commitments       45,300,     45,300       --      --         --
                              --------    -------     ----    ----    -------
Total                         $104,324    $79,924     $363    $448    $23,589
                              ========    =======     ====    ====    =======

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Refer to Page 19-21 "Asset/Liability Management and Sensitivity to Market Risks" of the 2007 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Refer to the 2007 Annual Report To Shareholders, which is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

          The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Section 240.13a-15 of this chapter. Based on the evaluation under Internal Control - Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

          There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B OTHER INFORMATION

          None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning executive officers of the Company is set forth in Part I, "Supplemental Item - Executive Officers of Registrant." Other information responding to this Item 10 is included in the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated by reference under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption "Committees of the Board - Audit Committee", and is incorporated herein by reference.

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

ITEM 11 EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the captions titled "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" of the Registrant's Proxy Statement for 2008 Annual Meeting of Shareholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

          The information contained in the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption "Ownership of Voting Shares" is incorporated herein by reference. The following table is a disclosure of securities authorized for issuance under equity compensation plans:

                                                                   Equity Compensation Plan Information
                                         ---------------------------------------------------------------------------------------
                                                                                                         Number of securities
                                                                                                       remaining available for
                                             Number of securities                                       future issuance under
                                               to be issued upon         Weighted-average exercise       equity compensation
                                            exercise of outstanding     outstanding options, price   plans (excluding securities
                                         options, warrants and rights     of warrants and rights       reflected in column (a))
                                         ----------------------------   --------------------------   ---------------------------
Equity compensation plans approved by
security holders                                    55,529                        $10.34                          0
Equity compensation plans not approved
by security holders
                                                    ------                        ------                        ---
   Total                                            55,529                        $10.34                          0
                                                    ======                        ======                        ===

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated herein by reference to the sections in the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders captioned "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Certain Transactions" and "Proposal 1-Election of Directors."

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is incorporated by reference from the section under the caption "Principal Accounting Firm Fees" of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT/SCHEDULES

          FINANCIAL STATEMENTS

          (a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the reports of Independent Registered Public Accounting Firms, appear on pages 27 through 74 of the United Bancorp, Inc. 2007 Annual Report and are incorporated herein by reference.

                    Consolidated Balance Sheets
                    December 31, 2007 and 2006

                    Consolidated Statements of Income
                    Years Ended December 31, 2007, 2006 and 2005

                    Consolidated Statements of Stockholders' Equity Years Ended December 31, 2007, 2006 and 2005

                    Consolidated Statements of Cash Flows
                    Years Ended December 31, 2007, 2006 and 2005

                    Notes to Consolidated Financial Statements
                    December 31, 2007, 2006 and 2005

                    Reports of Independent Registered Public Accounting Firms

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

  13      2007 Annual Report

  21      Subsidiaries of the Registrant (5)

  23.1    Consent of BKD, LLP

  23.2    Consent of Grant Thornton LLP

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

(6) Incorporated by reference to the registrant's 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

                               UNITED BANCORP INC.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.


By: /s/ James W. Everson                March 28, 2008
    ---------------------------------
    James W. Everson, Chairman,
    President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ James W. Everson                March 28, 2008
    ---------------------------------
    James W. Everson, Chairman,
    President & CEO


By: /s/ Randall M. Greenwood            March 28, 2008
    ---------------------------------
    Randall M. Greenwood, Senior Vice
    President & CFO


By: /s/ Michael J. Arciello             March 28, 2008
    ---------------------------------
    Michael J. Arciello, Director


By: /s/ Terry A. McGhee                 March 28, 2008
    ---------------------------------
    Terry A. McGhee, Director


By: /s/ John M. Hoopingarner            March 28, 2008
    ---------------------------------
    John M. Hoopingarner, Director


By: /s/ Richard L. Riesbeck             March 28, 2008
    ---------------------------------
    Richard L. Riesbeck, Director


By: /s/ Samual J. Jones                 March 28, 2008
    ---------------------------------
    Samual J. Jones , Director


By: /s/ Matthew C. Thomas               March 28, 2008
    ---------------------------
    Matthew C. Thomas, Director

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

13        2007 Annual Report

21        Subsidiaries of the Registrant (5)

23.1      Consent of BKD, LLP

23.2      Consent of Grant Thornton LLP

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

(6) Incorporated by reference to the registrant's 10-K filed with the Securities and Exchanges Commission on March 30, 2006.