Form 10-Q
period 2008-03-31
UNITED BANCORP INC /OH/
filed 2008-05-15
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

     For the transition period from ____________ to _______________

Commission File Number: 0-16540

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              Ohio                                         34-1405357
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

             201 South Fourth Street, Martins Ferry, Ohio 43935-0010
                    (Address of principal executive offices)

                                 (740) 633-0445
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]              Accelerated filer         [ ]
         Non-accelerated filer   [ ]              Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date: As of May 8, 2008, 5,190,304 shares of the small business issuer's common stock, $0.01 par value, were issued and outstanding.

                              UNITED BANCORP, INC.
                                    CONTENTS

PART I

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Balance Sheets.............................................    3
   Consolidated Statements of Income.......................................    4
   Consolidated Statements of Comprehensive Income.........................    5
   Consolidated Statements of Cash Flows...................................    6
   Notes to Financial Statements...........................................    8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS...................................................   18

PART II - OTHER INFORMATION................................................   27

ITEM 1. FINANCIAL STATEMENTS

                              UNITED BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          MARCH 31,    DECEMBER 31,
                                                                             2008          2007
                                                                         -----------   ------------
                                                                         (Unaudited)
ASSETS
      Cash and due from banks                                              $  4,842      $  4,678
      Interest-bearing demand deposits                                       10,504         7,646
                                                                           --------      --------
            Cash and cash equivalents                                        15,346        12,324
                                                                           --------      --------
      Available-for-sale securities                                         158,956       165,324
      Held-to-maturity securities                                            16,150        16,142
      Loans, net of allowance for loan losses of $2,540 and $2,447 at
        March 31, 2008 and December 31, 2007, respectively                  231,325       232,197
      Premises and equipment                                                  7,083         7,077
      Federal Home Loan Bank stock                                            4,624         4,624
      Foreclosed assets held for sale, net                                      500           525
      Accrued interest receivable                                             3,287         3,146
      Deferred federal income taxes                                              --           180
      Bank-owned life insurance                                               9,351         9,296
      Other assets                                                            1,189           535
                                                                           --------      --------
            Total assets                                                   $447,811      $451,370
                                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
      Deposits
         Demand                                                            $148,169      $146,057
         Savings                                                             28,635        27,816
         Time                                                               158,462       156,615
                                                                           --------      --------
            Total deposits                                                  335,266       330,488
                                                                           --------      --------
      Short-term borrowings                                                   9,037        19,609
      Federal Home Loan Bank advances                                        59,250        58,926
      Trade date security purchases                                           3,000         3,000
      Subordinated debentures                                                 4,000         4,000
      Interest payable, deferred taxes and other liabilities                  3,082         1,460
                                                                           --------      --------
            Total liabilities                                               413,635       417,483
                                                                           --------      --------
   STOCKHOLDERS' EQUITY
      Preferred stock, no par value, authorized 2,000,000 shares; no
         shares issued                                                           --            --
      Common stock, $1 par value; authorized 10,000,000 shares; issued
         March 31, 2008 - 5,190,304 shares and December 31, 2007 -
         5,178,869 shares                                                     5,190         5,179
      Additional paid-in capital                                             27,620        28,048
      Retained earnings                                                       7,010         7,112
      Stock held by deferred compensation plan; 120,486 and 108,322
         shares at March 31, 2008 and December 31, 2007, respectively        (1,179)       (1,051)
      Unearned ESOP compensation                                             (2,931)       (2,931)
      Accumulated other comprehensive income (loss)                             394          (500)
      Treasury stock, at cost
         March 31, 2008 - 185,628 shares, December 31, 2007 - 190,266
         shares                                                              (1,928)       (1,970)
                                                                           --------      --------
            Total stockholders' equity                                       34,176        33,887
                                                                           --------      --------
            Total liabilities and stockholders' equity                     $447,811      $451,370
                                                                           ========      ========


See Notes to Consolidated Financial Statements                                 3

                              UNITED BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          2008     2007
                                                         ------   ------
INTEREST AND DIVIDEND INCOME
   Loans                                                 $4,340   $4,453
   Securities
      Taxable                                             1,774    1,397
      Tax-exempt                                            447      460
   Federal funds sold                                         1       40
   Dividends on Federal Home Loan Bank and other stock       98       76
                                                         ------   ------
         Total interest and dividend income               6,660    6,426
                                                         ------   ------
INTEREST EXPENSE
   Deposits                                               2,416    2,847
   Federal funds purchased and repurchase agreements         94      143
   Borrowings                                               633      491
                                                         ------   ------
         Total interest expense                           3,143    3,481
                                                         ------   ------
NET INTEREST INCOME                                       3,517    2,945
PROVISION FOR LOAN LOSSES                                   168      183
                                                         ------   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       3,349    2,762
                                                         ------   ------
NONINTEREST INCOME
   Customer service fees                                    491      398
   Net gains on loan sales                                   14       27
   Gain on sale of foreclosed real estate                     3       12
   Other                                                    248      231
                                                         ------   ------
         Total noninterest income                           756      668
                                                         ------   ------
NONINTEREST EXPENSE
   Salaries and employee benefits                         1,479    1,420
   Net occupancy expense                                    320      312
   Professional fees                                        190      139
   Insurance                                                103       85
   Franchise and other taxes                                120       79
   Advertising                                               95       93
   Printing and office supplies                              65       68
   Provision for losses on foreclosed real estate           155       --
   Other                                                    450      414
                                                         ------   ------
         Total noninterest expense                        2,977    2,610
                                                         ------   ------
INCOME BEFORE FEDERAL INCOME TAXES                        1,128      820
PROVISION FOR FEDERAL INCOME TAXES                          225      102
                                                         ------   ------
NET INCOME                                               $  903   $  718
                                                         ======   ======
BASIC EARNINGS PER SHARE                                 $ 0.20   $ 0.16
                                                         ======   ======
DILUTED EARNINGS PER SHARE                               $ 0.20   $ 0.16
                                                         ======   ======
DIVIDENDS PER SHARE                                      $ 0.13   $ 0.13
                                                         ======   ======


See Notes to Consolidated Financial Statements                                 4

                              UNITED BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                2008      2007
                                                               ------   -------
NET INCOME                                                     $  903   $   718
Other comprehensive income, net of related tax effects:
   Unrealized holding gains on securities during the period,
      net of taxes of $461 and $120 in 2008 and 2007,
      respectively                                                894       233
   Amortization of prior service costs and actuarial losses,
      net of tax effects of $2 in 2007                             --         5
                                                               ------   -------
COMPREHENSIVE INCOME                                           $1,797   $   956
                                                               ======   =======
ACCUMULATED COMPREHENSIVE INCOME (LOSS)                        $  394   $(1,675)
                                                               ======   =======

See Notes to Consolidated Financial Statements                                 5

                              UNITED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              2008       2007
                                                            --------   --------
OPERATING ACTIVITIES
   Net income                                               $    903   $    718
   Items not requiring (providing) cash
      Depreciation and amortization                              134        124
      Provision for loan losses                                  168        183
      Provision for losses on foreclosed real estate             155         --
      Federal Home Loan Bank stock dividends                      --        (68)
      Amortization of premiums and discounts on
         securities, net                                          20         31
      Gain on sale of loans                                      (14)       (27)
      Increase in value of bank-owned life insurance             (55)       (94)
      Amortization of mortgage servicing rights                   21         24
      Gains on sale of real estate owned                          (3)       (12)
      Net change in accrued interest receivable and other
         assets                                               (1,095)      (606)
      Net change in accrued expenses and other liabilties        617       (289)
                                                            --------   --------
         Net cash provided by (used in) operating
            activities                                           851        (16)
                                                            --------   --------
INVESTING ACTIVITIES
   Securities available for sale:
      Maturities, prepayments and calls                       34,149      8,841
      Purchases                                              (26,453)   (17,142)
   Securities held to maturity:
      Maturities, prepayments and calls                           --        600
   Net change in loans                                           587      4,223
   Proceeds from sale of real estate owned                         3         70
   Purchases of premises and equipment                          (140)       (58)
                                                            --------   --------
         Net cash provided by (used in) investing
            activities                                         8,146     (3,466)
                                                            --------   --------


See Notes to Consolidated Financial Statements                                 6

                              UNITED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         2008       2007
                                                       --------   --------
FINANCING ACTIVITIES
   Net change in deposits                              $  4,778   $  7,966
   Net change in short-term borrowings                  (10,572)    (5,333)
   Net change in long-term debt                             324       (173)
   Cash dividends paid                                     (649)      (652)
   Proceeds from issuance of shares to Dividend
      Reinvestment Plan                                      99        126
   Shares purchased for deferred compensation plan          102         --
   Proceeds from exercise of stock options                   --         18
   Treasury stock purchases                                 (57)      (256)
                                                       --------   --------
      Net cash provided by (used in) financing
         activities                                      (5,975)     1,696
                                                       --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,022     (1,786)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           12,324     14,554
                                                       --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 15,346   $ 12,768
                                                       ========   ========
SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid on deposits and borrowings            $  3,289   $  3,344
                                                       ========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
   Transfers from loans to real estate and other
      repossessed assets                               $    131   $     50
                                                       ========   ========
   Recognition of mortgage servicing rights            $     26   $     27
                                                       ========   ========
   Unrealized gains on securities designated as
      available for sale, net of related tax effects   $    894   $    233
                                                       ========   ========
   Recognition of liability related to adoption of
      EITF Issue 06-4 on split dollar life insurance
      policies                                         $  1,005   $     --
                                                       ========   ========


See Notes to Consolidated Financial Statements                                 7

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at March 31, 2008, and its results of operations and cash flows for the three month periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes for the year ended December 31, 2007 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. Except for the adoption of EITF 06-4, as described in "Recent Accounting Pronouncements," the Company has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONDENSED CONSOLIDATION

     The consolidated financial statements include the accounts of United Bancorp, Inc. ("United" or "the Company") and its wholly-owned subsidiary, The Citizens Savings Bank of Martins Ferry, Ohio ("the Bank" or "Citizens"). For periods prior to July 1, 2007, the consolidated financial statements include the Company and its two wholly-owned subsidiaries, Citizens and The Community Bank. Effective July 1, 2007, the Company merged, The Community Bank into The Citizens Savings Bank and now operates that market area as The Community Bank, a division of The Citizens Savings Bank and operates The Citizens Bank, a division of The Citizens Savings Bank. All intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS

     The Company's revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and nine branches in Bridgeport, Colerain, Dellroy, Dover, Jewett, New Philadelphia, St. Clairsville, Sherrodsville, and Strasburg, Ohio. The Community Bank division conducts its business through its main office in Lancaster, Ohio and six offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered "sub prime" type loans. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting for Creditors for Impairment of a Loan." SFAS 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the fair value of the collateral.

     Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

MORTGAGE SERVICING ASSETS

     A summary of the Company's mortgage servicing assets (included in other assets) as of and for the three months ended March 31, 2008 and 2007 is as follows:

                                                             2008   2007
                                                             ----   ----
                                                            (In thousands)
Beginning balance                                            $439   $403
Recognition of mortgage servicing rights on sale of loans      26     27
Amortization during the period                                (21)   (24)
                                                             ----   ----
Net carrying value                                           $444   $406
                                                             ====   ====

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

EARNINGS PER SHARE

     Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, less shares in the ESOP which are unallocated and not committed to be released. At March 31, 2008, the ESOP held 307,274 unallocated shares which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans.

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                   2008         2007
                                                                ----------   ----------
BASIC
   Net income (in thousands)                                    $      903   $      718
                                                                ==========   ==========
   Weighted-average common shares outstanding                    4,572,057    4,611,847
                                                                ==========   ==========
   Basic earnings per common share                              $     0.20   $     0.16
                                                                ==========   ==========
DILUTED
   Net income (in thousands)                                    $      903   $      718
                                                                ==========   ==========
   Weighted-average common shares outstanding for basic
      earnings per common share                                  4,572,057    4,611,847
   Add: Dilutive effects of assumed exercise of stock options           --        1,157
                                                                ----------   ----------
   Average shares and dilutive potential common shares           4,572,057    4,613,004
                                                                ==========   ==========
   Diluted earnings per common share                            $     0.20   $     0.16
                                                                ==========   ==========

     Options to purchase 55,529 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at March 31, 2008, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     Options to purchase 33,657 shares of common stock at a weighted-average $11.16 per share were outstanding at March 31, 2007, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

STOCK OPTIONS

     The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant, adjusted for stock splits in the form of a dividend.

     The Company accounts for its stock option plan in accordance with SFAS No. 123(R), "Share-Based Payment," which requires that the cost related to the fair value of grants of stock options be recognized in the financial statements.

     The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the quarters ended March 31, 2008 and 2007, the Company recorded approximately $3,000 and $10,000, respectively, in compensation costs for stock option awards that vested in each period. The Company has approximately $92,000 of total unrecognized compensation expense related to non-vested equity-based awards granted under it stock incentive plan as of March 31, 2008, which is expected to be recognized over a remaining weighted-average period of 6.9 years.

     No stock options were granted during the three month periods ended March 31, 2008 and 2007.

     There are no remaining options available for grant under the Company's 1996 plan as of March 31, 2008. A summary of the status of the Company's stock option plan for the three months ended March 31, 2008 and 2007 is presented below:

                                          2008                        2007
                               -------------------------   -------------------------
                                        WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                               SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                               ------   ----------------   ------   ----------------
Outstanding at January 1,      55,529        $10.34        69,489        $10.73
Granted                            --            --            --            --
Exercised                          --            --            --            --
Forfeited                          --            --        (9,343)        11.65
                               ------                      ------
Outstanding at end of period   55,529        $10.34        60,146        $10.49
                               ======        ======        ======        ======
Options exercisable at
   period-end                      --        $   --           394        $13.65
                               ======        ======        ======        ======

     At the Company's Annual Shareholder meeting that was held on April 16, 2008, a 2008 Stock Incentive Plan was approved by the shareholders. The Plan provides for awards of up to 500,000 common shares in the form of stock options, restricted stock and stock warrants.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

     The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2004.

     The Company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within that fiscal year. The Company adopted SFAS No. 157 effective January 1, 2008, as required, without material effect on the Company's financial position or results of operations.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

     In September 2006, the FASB ratified the Emerging Issues Task Force's
     (EITF) Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Company adopted Issue 06-4 effective January 1, 2008, as required. The Company recorded a liability and a corresponding charge to retained earnings totaling $1.0 million to recognize the commitment obligation under its split-dollar life insurance policies. The Company will recognize expense in 2008 totaling approximately $133,000 for these policies.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within that fiscal year. The Company adopted SFAS No. 159 effective January 1, 2008, as required, without material effect on the Company's financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," which replaces SFAS No. 141. The Statement applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.

     SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

     Concurrent with SFAS No. 141 (revised 2007), the FASB recently issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A subsidiary, as defined by SFAS No. 160, includes a variable interest entity that is consolidated by a primary beneficiary.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

     A noncontrolling interest in a subsidiary, previously reported in the statement of financial position as a liability or in the mezzanine section outside of permanent equity, will be included within consolidated equity as a separate line item upon the adoption of SFAS No. 160. Further, consolidated net income will be reported at amounts that include both the parent (or primary beneficiary) and the noncontrolling interest with separate disclosure on the face of the consolidated statement of income of the amounts attributable to the parent and to the noncontrolling interest.

     SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

NOTE 2: ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses was as follows:

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                     ------------------
                                        2008     2007
                                       ------   ------
                                        (In thousands)
Beginning balance                      $2,447   $2,345
Provision for loan losses                 168      183
Loans charged-off                        (122)    (194)
Recoveries of previous charge-offs         47       48
                                       ------   ------
Ending balance                         $2,540   $2,382
                                       ======   ======

     Impaired loans totaled $4.4 million and $3.4 million at March 31, 2008 and December 31, 2007, respectively. An allowance for loan losses of $670,000 and $673,000 relates to impaired loans of $3.0 million and $2.3 million, at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, impaired loans of $1.4 million and $1.1 million, respectively, had no related allowance for loan losses.

     Interest income of $10,000 and $500 was recognized on average impaired loans of $3.9 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively. Interest income was recognized on impaired loans on a cash basis for the three months ended March 31, 2008 and 2007, respectively.

     At March 31, 2008 and December 31, 2007, accruing loans delinquent 90 days or more (including impaired loans of $968,000 at March 31, 2008 and $1.7 million at December 31, 2007) totaled $1.5 million and $2.6 million, respectively. Non-accruing loans at March 31, 2008 and December 31, 2007 (including impaired loans of $3.2 million at March 31, 2008 and $1.7 million at December 31, 2007) were $3.8 million and $1.8 million, respectively.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 3:  BENEFIT PLANS

     Pension expense includes the following:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                                2008   2007
                                                                ----   ----
                                                               (In thousands)
Service cost                                                    $ 59   $ 26
Interest cost                                                     45     18
Expected return on assets                                        (59)   (22)
Amortization of prior service cost, transition liability,
   net loss, plan amendments and other                            15      7
                                                                ----   ----
Pension expense                                                 $ 60   $ 29
                                                                ====   ====

     During the three months ended March 31, 2008, the Company recorded expense of approximately $28,000 as certain participants in the Company's defined benefit plan were paid lump sum distributions from the plan. During 2008 it is anticipated that Company will incur approximately $231,000 of additional settlement accounting expense under the provisions of SFAS No. 88.

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

     A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                MARCH 31,    DECEMBER 31,
                                   2008          2007
                               -----------   ------------
                               (Unaudited)
                                     (In thousands)
Commitments to extend credit     $43,353        $44,692
Standby letters of credit            720            565

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 5: FAIR VALUE MEASUREMENTS

     Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 has been applied prospectively as of the beginning of the period.

     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

          LEVEL 1 Quoted prices in active markets for identical assets or liabilities

          LEVEL 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

          LEVEL 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

     Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

AVAILABLE-FOR-SALE SECURITIES

     Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government agency bonds and mortgage-backed securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

     The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

                                                  FAIR VALUE MEASUREMENTS USING
                                  ------------------------------------------------------------
                                  QUOTED PRICES IN
                                  ACTIVE MARKETS FOR   SIGNIFICANT OTHER       SIGNIFICANT
                                  IDENTICAL ASSETS     OBSERVABLE INPUTS   UNOBSERVABLE INPUTS
                     FAIR VALUE       (LEVEL 1)            (LEVEL 2)            (LEVEL 3)
                     ----------   ------------------   -----------------   -------------------
Available-for-sale
   securities         $158,956            $--               $158,956                $--

     The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008.

                                                  FAIR VALUE MEASUREMENTS USING
                                  ------------------------------------------------------------
                                   QUOTED PRICES IN
                                  ACTIVE MARKETS FOR   SIGNIFICANT OTHER       SIGNIFICANT
                                   IDENTICAL ASSETS    OBSERVABLE INPUTS   UNOBSERVABLE INPUTS
                     FAIR VALUE        (LEVEL 1)           (LEVEL 2)            (LEVEL 3)
                     ----------   ------------------   -----------------   -------------------
Impaired loans         $1,221             $--                 $--                 $1,221

                              UNITED BANCORP, INC.
            ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of March 31, 2008, as compared to December 31, 2007, and the results of operations for the three months ended March 31, 2008, compared to the same period in 2007. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

FORWARD-LOOKING STATEMENTS

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank's market areas, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources except as discussed herein. The Company is not aware of any current recommendation by regulatory authorities that would have such effect if implemented.

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

The allowance is regularly reviewed by management and the board to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank's trend in delinquencies and loan losses, and economic factors.

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

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS - LOANS

At March 31, 2008, gross loans were $233.9 million, compared to $234.6 million at year-end 2007, a decrease of $779,000, or 0.3%. The decrease in total outstanding loans was the result of a decrease in the installment portfolio. Management attributes the decrease in loans to the sluggish loan demand in the markets served.

Installment loans represented 17.0% of total loans at March 31, 2008, and 17.5% at December 31, 2007. This indirect lending type of financing carries somewhat more risk than real estate lending, however; it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations.

Commercial and commercial real estate loans comprised 57.9% of total loans at March 31, 2008 compared to 57.3% at December 31, 2007. Commercial and commercial real estate loans have increased $1.0 million, or 0.8% since December 31, 2007. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area.

Real estate loans were 24.8% of total loans at March 31, 2008 and 24.9% at year-end 2007. Real estate loans decreased by 0.7%, or $421,000, since December 31, 2007. Real estate lending for the three months of 2008 has been slow with respect to the Company's adjustable-rate mortgage products. As of March 31, 2008, the Bank has approximately $37.3 million in fixed-rate loans that it services for a fee that is typically 25 basis points. At March 31, 2008, the Company did not hold any loans for sale.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2008 were approximately $75,000, or 3.1%, of the beginning balance in the allowance for loan losses.

                              UNITED BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2008 decreased approximately $6.4 million, or 3.9%, from year-end 2007 totals. With the overall decreasing interest rate environment the Company has experienced a high level of called bond activity during the first quarter of 2008. While the Company has plans to reinvest these funds in other available-for-sale securities, there is lag between the time when bonds are called and the right investment opportunity is available to the Company.

SOURCES OF FUNDS - DEPOSITS

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2008, total core deposits increased approximately $3.3 million, or 1.1%. The Company's interest-bearing demand deposits increased $3.6 million, or 2.9%, noninterest-bearing demand deposits decreased $1.5 million, or 6.6%, while certificates of deposit under $100,000 increased by $394,000, or 0.3%. As part of a strategic focus to grow deposits the Bank has introduced premium rate money market index accounts.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2008, certificates of deposit greater than $100,000 increased $1.5 million, or 3.8%, from year-end 2007 totals.

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first three months of 2008, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. As a result of the Company's growth in deposits in 2008, total borrowings, including federal funds purchased, decreased approximately $10.2 million, or 13.0% from year-end 2007 totals.

                              UNITED BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NET INCOME

Basic and diluted earnings per share for the three months ended March 31, 2008 totaled $0.20, compared with $0.16 for the three months ended March 31, 2007, an increase of 25.0%. In dollars, the Company's net income was $903,000, an increase of $185,000, or 25.8%, for the three months ended March 31, 2008, compared to the same quarter in 2007.

NET INTEREST INCOME

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 19.4%, or $572,000, for the three months ended March 31, 2008 compared to the same period in 2007, due primarily to the effects of decreasing interest rates in the economy, which resulted in a lower cost of funds during the three months ended March 31, 2008. During the three months ended March 31, 2008, the Company's net interest margin increased 66 basis points over the same period in 2007. Interest income and fees on interest-earning assets decreased 29 basis points from 6.85% for the three months ended March 31, 2007 to 6.56% for the same period in 2008. However, the Company's cost of funds decreased 95 basis points from 3.65% for the three months ended March 31, 2007 to 2.70% for the same period in 2008.

Total interest income for the three months ended March 31, 2008, was $6.7 million, an increase of $234,000, or 3.6%, compared to $6.4 million for the same period in 2007. The increase can be attributed primarily to the overall higher yield of the securities portfolio.

Total interest expense was $3.1 million for the three months ended March 31, 2008, a decrease of 9.7%, or $338,000, compared to the three-month period ended March 31, 2007. A majority of the Company's cost of funds is tied to the short end of the yield curve and with the short-term rates decreasing dramatically in the past nine months, the Company's cost of funds has decreased.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $168,000 for the three months ended March 31, 2008, compared to $183,000 for the same period in 2007. The decrease in loan loss provision for the three-month period ended March 31, 2008, was primarily due to decreased net charge-offs period to period.

NONINTEREST INCOME

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of secondary market loans, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended March 31, 2008 was $756,000, an increase of $88,000, or 13.2%, compared to $668,000 for the same three-month period ended March 31, 2007. During the three-months ended March 31, 2008, the increase in noninterest income was primarily driven by increase of $93,000, or 23.4%, related to customer service fees on deposit accounts.

                              UNITED BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

Noninterest expense was $3.0 million for the three months ended March 31, 2008, an increase of $367,000, or 14.1%, over the three months ended March 31, 2007. Salaries and employee benefit expense increased approximately $59,000, or 4.2%, for the period ended March 31, 2008 over the same period in 2007. This increase was primarily due to normal merit increases. Professional fees increased $51,000 for the first quarter of 2008 over the same period in 2007. Legal fees for loan collection efforts increased approximately $26,000 for the first quarter of 2008. It is anticipated this trend will continue for the remainder of 2008. Other noninterest expense increased $191,000 for the period ended March 31, 2008 over the same period in 2007. During the first quarter of 2008, the Company increased the provision for losses on non performing assets by $155,000 over the same period in 2007. This provision related to a specific other real estate owned property which has a pending sales contract. This sale is expected to close during the second quarter of 2008.

FEDERAL INCOME TAXES

The provision for federal income taxes was $225,000 for the three months ended March 31, 2008, an increase of $123,000, or 120.6%, over the same period in 2007. The increase was due primarily to the increase in pretax income of $308,000, or 37.6%. The effective tax rate was 19.9% and 12.4% for the three months ended March 31, 2008 and 2007, respectively.

CAPITAL RESOURCES

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2008, totaled $34.2 million compared to $33.9 million at December 31, 2007, a $289,000 increase. The increase was due primarily to net income of $903,000 and an increase in unrealized gains on available-for-sale securities of $894,000, which were partially offset by dividends paid of $649,000, a $1.0 million charge to retained earnings from the adoption of EITF 06-4 and purchases of treasury stock of $57,000. Total shareholders' equity in relation to total assets was 7.6% at March 31, 2008 and 7.5% at December 31, 2007. In 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The following table illustrates the Company's well-capitalized classification at March 31, 2008.

                                          MARCH 31,
                                            2008
                                   ----------------------
                                         (Unaudited)
                                   (Dollars in thousands)
                                   ----------------------
Tier 1 capital                            $ 37,738
Total risk-based capital                    40,285
Risk-weighted assets                       267,297
Average total assets                       446,507
Total risk-based capital ratio               15.07%
Tier 1 risk-based capital ratio              14.12%
Tier 1 capital to average assets              8.45%

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

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). U.S. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, certain impaired loans and certain other real estate and loans that may be measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None, other than ordinary routine litigation incidental to the Company's business.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in
Part 1 Item 1A of the Company's for 10K for the year ended December 31, 2007, filed on March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

                                                               (c)                    (d)
                                                         Total Number of       Maximum Number or
                                                        Shares (or Units)     Approximate Dollar
                     (a)                                Purchased as Part    Value) of Shares (or
               Total Number of            (b)              Of Publicly      Units) that May Yet Be
              Shares (or Units)   Average Price Paid     Announced Plans      Purchased Under the
Period            Purchased       Per Share (or Unit)      Or Programs         Plans or Programs
------        -----------------   -------------------   -----------------   ----------------------
Month #1
1/1/2008 to         1,442                $9.22                1,442                $926,149
1/31/2008
Month #2
2/1/2008 to         4,485                $9.77                4,485                $882,320
2/29/2008
Month #3
3/1/2008 to            --                   --                   --                $882,320
3/31/2008

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 21, 2006, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period. Such authorization will expire on November 21, 2008.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the "Plan"), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and certain senior executive officers. Under the Plan, eligible participants may defer fees payable to them by the Company, which fees are used to acquire common shares which are credited to a participant's respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant's account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company's stock. On January 31, 2008, the Company purchased a total of 14,435 common shares for participant accounts for the aggregate purchase price of $102,458. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by
Section 4(2) thereof.

                              UNITED BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

EX-3.1    Amended Articles of Incorporation of United Bancorp, Inc. (1)
EX-3.2    Amended Code of Regulations of United Bancorp, Inc. (2)
EX-4.0    Instruments Defining the Rights of Security Holders
          (See Exhibits 3.1 and 3.2)
EX 10.0   United Bancorp, Inc. 2008 Stock Incentive Plan(3)
EX 31.1   Rule 13a-14(a) Certification - CEO
EX 31.2   Rule 13a-14(a) Certification - CFO
EX 32.1   Section 1350 Certification - CEO
EX 32.2   Section 1350 Certification - CFO

(1) Incorporated by reference to Appendix B to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2) Incorporated by reference to Appendix C to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3) Incorporated by reference to Exhibit 10 to registrant's Form 8-K filed with the Securities and Exchange Commission on April 22, 2008

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        /s/ United Bancorp, Inc.


Date: May 14, 2008                      By: /s/ James W. Everson
                                            ------------------------------------
                                            James W. Everson
                                            Chairman, President and Chief
                                            Executive Officer


Date: May 14, 2008                      By: /s/ Randall M. Greenwood
                                            ------------------------------------
                                            Randall M. Greenwood
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------   ------------------------------------------------------------------
3.1           Amended Articles of Incorporation of United Bancorp, Inc.
              incorporated by reference to Appendix B to the registrant's
              Definitive Proxy Statement filed with the Securities and Exchange
              Commission on March 14, 2001.
3.2           Amended Code of Regulations of United Bancorp, Inc. incorporated by reference to Appendix C to the registrant's Definitive Proxy
              Statement filed with the Securities and Exchange Commission on
              March 14, 2001.
4.0           Instruments Defining the Rights of Security Holders (See Exhibits
              3.1 and 3.2)
10.0          United Bancorp, Inc. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10 to registrant's Form 8-K filed with the
              Securities and Exchange Commission on April 22, 2008.
31.1          Rule 13a-14(a) Certification - Principal Executive Officer
31.2          Rule 13a-14(a) Certification - Principal Financial Officer
32.1          Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.
32.2          Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.