Form 10-Q
period 2008-06-30
UNITED BANCORP INC /OH/
filed 2008-08-14
CIK 731653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2008

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

Yes [ ]     No [X]

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date: As of August 12, 2008, 5,017,274 shares of the small business issuer's common stock, $0.01 par value, were issued and outstanding.

                              UNITED BANCORP, INC.
                                    CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1 Consolidated Condensed Balance Sheets...........................     3

          Consolidated Condensed Statements of Income.....................     4

          Consolidated Condensed Statements of Comprehensive Income.......     5

          Consolidated Condensed Statements of Cash Flows.................     6

          Notes to Consolidated Condensed Financial Statements............     8

   Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    19

   Item 3 Quantitative and Qualitative Disclosures About Market Risk......    27

   Item 4 Controls and Procedures.........................................    27

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings..............................................    28

   Item 1A  Risk Factors..................................................    28

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds....    28

   Item 3  Defaults Upon Senior Securities................................    29

   Item 4  Submission of Matters to a Vote of Security Holders............    29

   Item 5  Other Information..............................................    30

   Item 6  Exhibits.......................................................    30

SIGNATURES................................................................    31

ITEM 1. FINANCIAL STATEMENTS

                              UNITED BANCORP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JUNE 30,     DECEMBER 31,
                                                                               2008           2007
                                                                            -----------   ------------
                                                                            (Unaudited)
ASSETS
     Cash and due from banks                                                 $  5,193      $  4,678
     Interest-bearing demand deposits                                          10,763         7,646
                                                                             --------      --------
        Cash and cash equivalents                                              15,956        12,324
                                                                             --------      --------
     Available-for-sale securities                                            137,072       165,324
     Held-to-maturity securities                                               16,158        16,142
     Loans, net of allowance for loan losses of $2,870 and $2,447 at
        June 30, 2008 and December 31, 2007, respectively                     231,562       232,197
     Premises and equipment                                                     7,130         7,077
     Federal Home Loan Bank stock                                               4,684         4,624
     Foreclosed assets held for sale, net                                         501           525
     Accrued interest receivable                                                2,991         3,146
     Deferred federal income taxes                                                484           180
     Bank-owned life insurance                                                  8,875         9,296
     Other assets                                                               1,574           535
                                                                             --------      --------
           Total assets                                                      $426,987      $451,370
                                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
     Deposits
        Demand                                                               $143,731      $146,057
        Savings                                                                30,029        27,816
        Time                                                                  148,156       156,615
                                                                             --------      --------
           Total deposits                                                     321,916       330,488
                                                                             --------      --------
     Short-term borrowings                                                      6,586        19,609
     Federal Home Loan Bank advances                                           59,490        58,926
     Trade date security purchases                                                 --         3,000
     Subordinated debentures                                                    4,000         4,000
     Interest payable, deferred taxes and other liabilities                     2,525         1,460
                                                                             --------      --------
           Total liabilities                                                  394,517       417,483
                                                                             --------      --------
   COMMITMENTS AND CONTINGENCIES                                                   --            --
   STOCKHOLDERS' EQUITY
     Preferred stock, no par value, authorized 2,000,000 shares; no
        shares issued                                                              --            --
     Common stock, $1 par value; authorized 10,000,000 shares; issued
        June 30, 2008 - 5,190,304 shares and December 31, 2007 -
        5,178,869 shares                                                        5,190         5,179
     Additional paid-in capital                                                26,993        28,048
     Retained earnings                                                          8,062         7,112
     Stock held by deferred compensation plan; 123,039 and 108,322
        shares at June 30, 2008 and December 31, 2007, respectively            (1,217)       (1,051)
     Unearned ESOP compensation                                                (2,931)       (2,931)
     Accumulated other comprehensive loss                                      (1,831)         (500)
     Treasury stock, at cost
        June 30, 2008 - 173,030 shares, December 31, 2007 - 190,266
           shares                                                              (1,796)       (1,970)
                                                                             --------      --------
           Total stockholders' equity                                          32,470        33,887
                                                                             --------      --------
           Total liabilities and stockholders' equity                        $426,987      $451,370
                                                                             ========      ========

See Notes to Consolidated Condensed Financial Statements

                              UNITED BANCORP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                    JUNE 30,           JUNE 30,
                                                               ------------------   -----------------
                                                                 2008      2007       2008     2007
                                                               -------   --------   -------   -------
                                                                             (Unaudited)
Interest and dividend income
   Loans, including fees                                        $4,342    $4,602    $ 8,682   $9,055
   Taxable securities                                            1,646     1,447      3,420    2,844
   Non-taxable securities                                          446       463        893      923
   Federal funds sold                                               11        57         12       97
   Dividends on Federal Home Loan Bank stock and other              36        79        134      155
                                                                ------    ------    -------   ------
         Total interest and dividend income                      6,481     6,648     13,141   13,074

Interest expense
   Deposits
      Demand                                                       414       968      1,093    1,794
      Savings                                                       35        30         65       60
      Time                                                       1,531     2,055      3,238    4,046
   Borrowings                                                      537       548      1,264    1,182
                                                                ------    ------    -------   ------
         Total interest expense                                  2,517     3,601      5,660    7,082
                                                                ------    ------    -------   ------
         Net interest income                                     3,964     3,047      7,481    5,992

Provision for loan losses                                          395       191        563      374
                                                                ------    ------    -------   ------

         Net interest income after provision for loan losses     3,569     2,856      6,918    5,618

Noninterest income
   Service charges on deposit accounts                             511       457      1,002      855
   Realized gains on sales of securities                            --        --         --        1
   Realized gains (losses) on sales of loans                        45        (3)        59       (4)
   Realized gains on sales of other real estate and
      repossessed assets                                            --        62          3       74
   Other income                                                    202       267        450      517
                                                                ------    ------    -------   ------
         Total noninterest income                                  758       783      1,514    1,443

Noninterest expense
   Salaries and employee benefits                                1,608     1,485      3,087    2,905
   Occupancy and equipment                                         341       292        661      604
   Professional services                                           182       165        372      304
   Insurance                                                       105        89        208      174
   Franchise and other taxes                                       118        88        238      167
   Advertising                                                      79        92        174      185
   Stationery and office supplies                                   86        52        151      120
   Provision for losses on foreclosed real estate                   --        --        155       --
   Other expenses                                                  483       464        933      870
                                                                ------    ------    -------   ------
         Total noninterest expense                               3,002     2,727      5,979    5,329
                                                                ------    ------    -------   ------
         Income before federal income taxes                      1,325       912      2,453    1,732

Federal income taxes                                               300       148        525      250
                                                                ------    ------    -------   ------
         Net income                                             $1,025    $  764    $ 1,928   $1,482
                                                                ======    ======    =======   ======

EARNINGS PER COMMON SHARE
   Basic                                                        $ 0.22    $ 0.17    $  0.42   $ 0.32
                                                                ======    ======    =======   ======
   Diluted                                                      $ 0.22    $ 0.17    $  0.42   $ 0.32
                                                                ======    ======    =======   ======
   DIVIDENDS PER COMMON SHARE                                   $ 0.13    $ 0.13    $  0.26   $ 0.26
                                                                ======    ======    =======   ======

See Notes to Consolidated Condensed Financial Statements

                              UNITED BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                    JUNE 30,            JUNE 30,
                                                               ------------------   -----------------
                                                                 2008      2007       2008     2007
                                                               -------   --------   -------   -------
                                                                             (Unaudited)
Net income                                                     $ 1,025    $   764   $ 1,928   $ 1,482
Other comprehensive income (loss), net of tax:
   Unrealized holding losses on securities during the
      period, net of tax benefits of $1,146, $1,064,
      $686 and $944 for each respective period                  (2,225)    (2,066)   (1,331)   (1,833)
   Reclassification adjustment for realized gains
      included in income, net of taxes                              --         --        --        (1)
   Amortization of prior service costs and actuarial
      losses, net of tax effects of $2 and $4 in the
      respective 2007 periods                                       --          5        --        10
                                                               -------    -------   -------   -------
Comprehensive income (loss)                                    $(1,200)   $(1,297)  $   597   $  (342)
                                                               =======    =======   =======   =======
Accumulated comprehensive loss                                 $(1,831)   $(3,736)  $(1,831)  $(3,736)
                                                               =======    =======   =======   =======

See Notes to Consolidated Condensed Financial Statements

                              UNITED BANCORP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     2008       2007
                                                                   --------   --------
OPERATING ACTIVITIES
   Net income                                                      $  1,928   $  1,482
   Items not requiring (providing) cash
      Depreciation and amortization                                     272        249
      Provision for loan losses                                         563        374
      Provision for losses on foreclosed assets                         155         --
      Increase in value of bank-owned life insurance                   (114)      (195)
      Federal Home Loan Bank stock dividends                            (60)       (68)
      Realized gains on sales of securities                              --         (1)
      Gain on called securities                                         (25)        --
      Amortization of premiums and discounts on securities, net          40         61
      Realized (gains) losses on sales of loans                         (59)         4
      Proceeds from sale of loans                                     2,460      3,438
      Loans originated for sale                                      (2,401)    (3,442)
      Realized gain on sale of real estate owned                         (3)       (12)
      Deferred income taxes                                             510       (129)
      Amortization of mortgage servicing rights                          43         35
      Net change in accrued interest receivable and other assets       (491)       (68)
      Net change in accrued expenses and other liabilities           (2,519)        57
                                                                   --------   --------
         Net cash provided by operating activities                      299      1,785

INVESTING ACTIVITIES
   Securities available for sale:
      Sales, maturities, prepayments and calls                       72,311     12,155
      Purchases                                                     (46,107)   (35,797)
   Securities held to maturity:
      Maturities, prepayments and calls                                  --      1,060
   Net change in loans                                                  (89)     4,222
   Purchases of premises and equipment                                 (325)       (77)
   Proceeds from sale of real estate owned                                3         55
                                                                   --------   --------
         Net cash provided by (used in) investing activities         25,793    (18,382)
                                                                   --------   --------

See Notes to Consolidated Condensed Financial Statements

                              UNITED BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             2008       2007
                                                                           --------   -------
FINANCING ACTIVITIES
   Net change in deposits                                                  $ (8,572)  $16,131
   Net change in FHLB advances and other borrowings                         (12,854)       --
   Net change in short-term borrowings                                           --      (372)
   Principal payments on long-term debt                                          --      (317)
   Treasury stock (purchased) issued                                            174      (600)
   Proceeds from issuance of common stock                                        99       259
   Cash dividends paid on common stock                                       (1,308)   (1,303)
                                                                           --------   -------
      Net cash (used in) provided by financing activities                   (22,461)   13,798
                                                                           --------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,631    (2,799)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               12,324    14,554
                                                                           --------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 15,955   $11,755
                                                                           ========   =======

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid on deposits and borrowings                                $  2,748   $ 6,509
                                                                           ========   =======
   Federal income taxes paid                                               $    150   $    --
                                                                           ========   =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Transfers from loans to real estate and other repossessed assets        $    131   $   315
                                                                           ========   =======
   Unrealized losses on securities designated as available for sale, net
      of related tax effects                                               $ (1,331)  $(1,833)
                                                                           ========   =======
   Recognition of mortgage servicing rights                                $     30   $    55
                                                                           ========   =======

See Notes to Consolidated Condensed Financial Statements

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. ("Company") at June 30, 2008, and its results of operations and cash flows for the six and three month periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements and related notes for the year ended December 31, 2007 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. Except for the adoption of EITF 06-4, as described in "Recent Accounting Pronouncements," the Company has consistently followed these policies in preparing this Form 10-Q. The results of operations for the six and three months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of United Bancorp, Inc. ("United" or "the Company") and its wholly-owned subsidiary, The Citizens Savings Bank of Martins Ferry, Ohio ("the Bank" or "Citizens"). For periods prior to July 1, 2007, the consolidated financial statements include the Company and its two wholly-owned subsidiaries, Citizens and The Community Bank. Effective July 1, 2007, the Company merged The Community Bank into The Citizens Savings Bank and now operates that market area as The Community Bank, a division of The Citizens Savings Bank and operates The Citizens Bank, a division of The Citizens Savings Bank. All intercompany transactions and balances have been eliminated in consolidation.

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

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

     MORTGAGE SERVICING ASSETS

          A summary of the Company's mortgage servicing assets (included in other assets) as of and for the six months ended June 30, 2008 and 2007 is as follows:

                                                            JUNE 30,   JUNE 30,
                                                              2008       2007
                                                            --------   --------
                                                               (In thousands)
Beginning balance                                             $439       $403
Recognition of mortgage servicing rights on sale of loans       30         55
Amortization during the period                                 (43)       (34)
                                                              ----       ----
Net carrying value                                            $426       $424
                                                              ====       ====

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

     EARNINGS PER SHARE

          Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released. At June 30, 2008, the ESOP held 307,274 unallocated shares which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans.

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                -----------------------   -----------------------
                                   2008         2007         2008        2007
                                ----------   ----------   ----------   ----------
BASIC
   Net income (In thousands)    $    1,025   $      764   $    1,928   $    1,482
                                ==========   ==========   ==========   ==========
   Weighted average common
      shares outstanding         4,579,773    4,603,769    4,575,930    4,607,900
                                ==========   ==========   ==========   ==========
   Basic earnings per common
      share                     $     0.22   $     0.17   $     0.42   $     0.32
                                ==========   ==========   ==========   ==========
DILUTED
   Net income (In thousands)    $    1,025   $      764   $    1,928   $    1,482
                                ==========   ==========   ==========   ==========
   Weighted average common
      shares outstanding for
      basic earnings per
      common share               4,579,773    4,603,769    4,575,930    4,607,900
   Add: Dilutive effects of
      assumed exercise of
      stock options                    161        1,888          145        1,428
                                 ---------    ---------    ---------    ---------
   Average shares and
      dilutive potential
      common shares              4,579,934    4,605,657    4,576,075    4,609,328
                                ==========   ==========   ==========   ==========
   Diluted earnings per
      common share              $     0.22   $     0.17   $     0.42   $     0.32
                                ==========   ==========   ==========   ==========
   Number of stock options
      not considered in
      computing diluted
      earnings per share due
      to antidilutive nature        29,040       14,902       29,040       14,902
   Weighted-average exercise
      price of dilutive stock
      options                   $    10.98   $     9.85   $    10.98   $     9.85
                                ==========   ==========   ==========   ==========

          Options to purchase 55,529 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at June 30, 2008, but 29,040 options to purchase common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 60,146 shares of common stock at a weighted-average $10.49 per share were outstanding at June 30, 2007, but 14,902 options to purchase common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

          The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six month periods ended June 30, 2008 and 2007, the Company recorded approximately $9,000 and $20,000, respectively, in compensation costs for stock option awards that vested in each period. The Company has approximately $89,000 of total unrecognized compensation expense related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2008, which is expected to be recognized over a remaining weighted-average period of 6.6 years.

          No stock options were granted during the six month periods ended June 30, 2008 and 2007.

          There are no remaining options available for grant under the Company's 1996 plan as of June 30, 2008. A summary of the status of the Company's stock option plan for the six months ended June 30, 2008 and 2007 is presented below:

                                          2008                      2007
                               -------------------------   -------------------------
                                        WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                               SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                               ------   ----------------   ------   ----------------
Outstanding at January 1,      55,529        $10.34        69,488        $10.73
Granted                            --           --             --            --
Exercised                          --           --             --            --
Forfeited                          --           --         (9,342)        11.65
                               ------                      ------

Outstanding at end of period   55,529        $10.34        60,146        $10.49
                               ======        ======        ======        ======

Options exercisable at
   period-end                      --        $  --            394        $13.65
                               ======        ======        ======        ======


At the Company's Annual Shareholder meeting that was held on April 16, 2008, a 2008 Stock Incentive Plan was approved by the shareholders. The Plan provides for awards of up to 500,000 common shares in the form of stock options, restricted stock and stock warrants.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

NOTE 2: ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses was as follows:

                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                 JUNE 30,            JUNE 30,
                            ------------------   ----------------
                              2008       2007     2008      2007
                            --------   -------   ------   -------
                                        (In thousands)
Beginning balance            $2,540    $2,382    $2,447   $2,345
Provision for loan losses       395       191       563      374
Loans charged-off              (141)     (458)     (263)    (653)
Recoveries of previous
   charge-offs                   76        73       123      122
                             ------    ------    ------   ------

Ending balance               $2,870    $2,188    $2,870   $2,188
                             ======    ======    ======   ======

     Impaired loans totaled $4.6 million and $3.4 million at June 30, 2008 and December 31, 2007, respectively. An allowance for loan losses of $950,000 and $673,000 relates to impaired loans of $3.5 million and $2.3 million, at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, impaired loans of $1.1 million and $1.1 million, respectively, had no related allowance for loan losses.

     Interest income of approximately $100,000 and $500 was recognized on average impaired loans of $3.9 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively. Interest income was recognized on impaired loans on a cash basis for the six months ended June 30, 2008 and 2007, respectively.

     At June 30, 2008 and December 31, 2007, accruing loans delinquent 90 days or more (including impaired loans of $1.3 at June 30, 2008 and $1.7 million at December 31, 2007) totaled $1.8 million and $2.6 million, respectively. Non-accruing loans at June 30, 2008 and December 31, 2007 (including impaired loans of $3.2 million at June 30, 2008 and $1.7 million at December 31, 2007) were $4.5 million and $1.8 million, respectively.

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 3: BENEFIT PLANS

     Pension expense includes the following:

                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                    JUNE 30,             JUNE 30,
                              --------------------   ----------------
                                 2008       2007      2008      2007
                              ---------   --------   ------   -------
                                           (In thousands)
Service cost                    $ 118       $ 65      $ 59     $ 130
Interest cost                      90         46        45        92
Expected return on assets        (118)       (54)      (59)     (108)
Amortization of prior
   service cost, transition
   liability, net gain and
   plan amendment                  30         15        15        30
                                -----       ----      ----     -----

Pension expense                 $ 120       $ 72      $ 60     $ 144
                                =====       ====      ====     =====

     During the six months ended June, 2008, the Company recorded expense of approximately $28,000 as certain participants in the Company's defined benefit plan were paid lump sum distributions from the plan. During 2008 it is anticipated that Company will incur approximately $231,000 of additional settlement accounting expense under the provisions of SFAS No. 88.

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

     A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

                                 JUNE 30,    DECEMBER 31,
                                   2008          2007
                               -----------   ------------
                               (Unaudited)
                                     (In thousands)
Commitments to extend credit     $42,125        $44,692
Standby letters of credit            720            565

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

                              UNITED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

                                         FAIR VALUE MEASUREMENTS USING
                      ------------------------------------------------------------------
                                    QUOTED PRICES IN                         SIGNIFICANT
                                   ACTIVE MARKETS FOR   SIGNIFICANT OTHER   UNOBSERVABLE
                                    IDENTICAL ASSETS    OBSERVABLE INPUTS      INPUTS
                      FAIR VALUE        (LEVEL 1)           (LEVEL 2)         (LEVEL 3)
                      ----------   ------------------   -----------------   ------------
                                                (In thousands)
Available-for-sale
   securities          $137,072            $--               $137,072            $--

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008.

                                         FAIR VALUE MEASUREMENTS USING
                      ------------------------------------------------------------------
                                    QUOTED PRICES IN                         SIGNIFICANT
                                   ACTIVE MARKETS FOR   SIGNIFICANT OTHER   UNOBSERVABLE
                                    IDENTICAL ASSETS    OBSERVABLE INPUTS      INPUTS
                      FAIR VALUE        (LEVEL 1)           (LEVEL 2)         (LEVEL 3)
                      ----------   ------------------   -----------------   ------------
                                                (In thousands)
Impaired loans          $1,826             $--                 $--              $1,826

                              UNITED BANCORP, INC.
ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discusses the financial condition of the Company as of June 30, 2008, as compared to December 31, 2007, and the results of operations for the six and three month periods ended June 30, 2008, compared to the same periods in 2007. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

INTRODUCTION

The Company's net interest margin of 3.96% for the six months ended June 30, 2008, generated an increase of approximately $1.5 million in net interest income over the same period in 2007. As a result, the Company has experienced an improvement in earnings per share of 31% for the six months ended June 30, 2008.

We believe the Company's positive results of operations for the six months ended June 30, 2008 are a result of several factors, including: (1) reductions by the Federal Reserve in prior periods of short term interest rates; (2) enhanced service charge income on deposit accounts; and (3) the operational efficiencies gained from the full integration of our two subsidiary banks. As a result of previous reductions in short term interest rates by the Federal Reserve, we are projecting the Company's net interest margin to reflect continued improvements in 2008. In addition, the increases in service charge income on deposit accounts for the six months ended June 30, 2008 reflects the continuing positive impact of the Company's courtesy overdraft and merchant check capture programs, which programs are expected to enhance revenues for the remainder of 2008. Finally, the Company's management team has worked aggressively to fully integrate the operations of the Company's subsidiary commercial banks, which merged under one charter in July 2007. With the operational efficiencies gained from the full integration of our two subsidiary banks and the streamlining of our management and operational support positions, which has reduced time and money spent on duplicated efforts, we anticipate a continuation of solid earnings improvement throughout 2008.

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

The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to management. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

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

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS - LOANS

At June 30, 2008, gross loans were $234.4 million, compared to $234.6 million at year-end 2007, a slight decrease of $212,000. Management attributes the decrease in loans to the sluggish loan demand in the markets served.

Installment loans represented 17.2% of total loans at June 30, 2008, and 17.8% at December 31, 2007. This indirect lending type of financing carries somewhat more risk than real estate lending, however; it also provides for higher yields. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company's 17 branch locations.

Commercial and commercial real estate loans comprised 58.4% of total loans at June 30, 2008 compared to 57.3% at December 31, 2007. Commercial and commercial real estate loans have increased $2.4 million, or 1.8% since December 31, 2007. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company's primary market area, but all within the state of Ohio.

                              UNITED BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Real estate loans were 24.4% of total loans at June 30, 2008 and 24.9% at year-end 2007. Real estate loans decreased by 2.3% or $1.3 million from December 31, 2007. Real estate lending for the six months of 2008 has been slow with respect to the Company's adjustable-rate mortgage products. As of June 30, 2008, the Bank has approximately $35.8 million in fixed-rate loans that it services for a fee that is typically 25 basis points. At June 30, 2008, the Company did not hold any loans for sale.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2008 were approximately $140,000, or 5.7%, of the beginning balance in the allowance for loan losses.

EARNING ASSETS - SECURITIES AND FEDERAL FUNDS SOLD

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa or A, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2008 decreased approximately $28.3 million, or 17.1%, from year-end 2007 totals. With the overall decreasing interest rate environment, the Company has experienced a high level of called bond activity during the first six months of 2008. While the Company has plans to reinvest a portion of these funds in other available-for-sale securities, there is lag between the time when bonds are called and the right investment opportunity is available to the Company. Proceeds from the called securities were used to repay wholesale borrowings, which decreased approximately $13.0 million from year end 2007 totals.

SOURCES OF FUNDS - DEPOSITS

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2008, total core deposits decreased approximately $7.2 million, or 2.5%. The Company's interest-bearing demand deposits decreased $2.1 million, or 1.7%, noninterest-bearing demand deposits decreased $365,000, or 1.7%, while certificates of deposit under $100,000 decreased by $7.1 million, or 6.0%. The Company's savings accounts increased $2.2 million or 8.0% from December 31, 2007 totals.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2008, certificates of deposit greater than $100,000 decreased $1.4 million, or 3.6%, from year-end 2007 totals.

                              UNITED BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SOURCES OF FUNDS - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first six months of 2008, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company's repurchase agreements are with local school districts and city and county governments. As a result of the Company's use of cash flow from called available for sale securities in 2008, total borrowings, including federal funds purchased, decreased approximately $12.5 million, or 15.1% from year-end 2007 totals.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NET INCOME

Basic and diluted earnings per share for the six months ended June 30, 2008 totaled $0.42, compared with $0.32 for the six months ended June 30, 2007, an increase of 31.3%. In dollars, the Company's net income was $1,928,000 an increase of $446,000, or 30.1%, for the six months ended June 30, 2008, compared to the same period in 2007.

NET INTEREST INCOME

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 24.8%, or $1,489,000, for the six months ended June 30, 2008 compared to the same period in 2007, due primarily to the effects of decreasing interest rates in the economy, which resulted in a lower cost of funds during the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company's net interest margin increased 80 basis points over the same period in 2007. The primarily reason for the net interest margin increase is the decrease of 55 basis points in the Company's cost of funds from 3.21% for the six months ended June 30, 2007 to 2.66% for the same period in 2008.

Total interest income for the six months ended June 30, 2008, was $13.1 million, an increase of $67,000, or 0.5%, compared to the same period in 2007.

Total interest expense was $5.7 million for the six months ended June 30, 2008, a decrease of 20.1%, or $1.4 million, compared to the six-month period ended June 30, 2007. A majority of the Company's cost of funds is tied to the short end of the yield curve and with the short-term rates decreasing dramatically since September 2007, the Company's cost of funds has decreased in the first six months of 2008.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $563,000 for the six months ended June 30, 2008, compared to $374,000 for the same period in 2007. The increase in loan loss provision for the six-month period ended June 30, 2008, was predicated upon the increase in nonperforming loans and consideration of the economic challenges facing the banking industry.

                              UNITED BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Total noninterest income is comprised of bank related fees and service charges, as well as other income producing services provided, gains on sales of loans in the secondary market, gains and losses on sales of repossessed assets, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the six months ended June 30, 2008 was $1,514,000, an increase of $71,000, or 4.9%, compared to $1,443,000 for the six-month period ended June 30, 2007. During the six-months ended June 30, 2008, the increase in noninterest income was primarily driven by an increase of $49,000 related to a our merchant capture program that was introduced in late 2007, a $66,000 increase in customer service fees on deposit accounts and a $21,000 increase in income related to brokerage services, which were offset by a $71,000 decrease in gains on sales of repossessed assets.

NONINTEREST EXPENSE

Noninterest expense was $6.0 million for the six months ended June 30, 2008 an increase of $650,000, or 12.2%, over the six months ended June 30, 2007. Salaries and employee benefit expense increased approximately $182,000, or 6.3%, for the period ended June 30, 2008 over the same period in 2007. This increase was primarily due to normal merit increases, increased incentive awards and ESOP expenses. Professional fees increased $68,000 for the first six months of 2008 over the same period in 2007. Legal fees for loan collection efforts increased approximately $52,000 for the first six months of 2008. It is anticipated this trend will continue for the remainder of 2008. Occupancy expense increased $57,000, or 9.4% for the period ended June 30, 2008 over the same period in 2007. Increased depreciation expense on computer hardware and software and related service maintenance was the primary reason for the increase. The provision for losses on foreclosed real estate increased by $155,000 due to management's estimate of the net realizable value of a parcel of real estate, requiring the write-down.

Other noninterest expense increased $63,000, or 7.2%, for the period ended June 30, 2008 over the same period in 2007. No one item accounted for a majority of the increase in other noninterest expense.

FEDERAL INCOME TAXES

The provision for federal income taxes was $525,000 for the six months ended June 30, 2008, an increase of $275,000, or 11.0%, over the same period in 2007. The increase was due primarily to the increase in pretax income of $721,000, or 41.6%. The effective tax rate was 21.4% and 14.4% for the six months ended June 30, 2008 and 2007, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NET INCOME

Basic and diluted earnings per share for the three months ended June 30, 2008 totaled $0.22 compared with $0.17 for the three months ended June 30, 2007, an increase of 29.4%. In dollars, the Company's net income was $1,025,000, an increase of $261,000, or 34.2%, for the three months ended June 30, 2008, compared to the same quarter in 2007.

                              UNITED BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 30.1%, or $917,000, for the three months ended June 30, 2008 compared to the same period in 2007, due primarily to the effects of decreasing interest rates in the economy, which resulted in a lower cost of funds during the three months ended June 30, 2008. During the three months ended June 30, 2008, the Company's net interest margin increased 90 basis points over the same period in 2007. The primary reason for the increase in the net interest margin was a decrease in the Company's cost of funds of 113 basis points from 3.52% for the three months ended June 30, 2007 to 2.39% for the same period in 2008.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $395,000 for the three months ended June 30, 2008, compared to $191,000 for the same period in 2007. The increase in loan loss provision for the three-month period ended June 30, 2008, was predicated upon the increase in nonperforming loans and consideration of the economic challenges facing the banking industry.

NONINTEREST INCOME

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, gains on sales of loans in the secondary market, gains and losses on sales of repossessed assets, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended June 30, 2008 was $758,000, a decrease of $25,000 or 3.2%, compared to $783,000 for the same three-month period ended June 30, 2007. During the three-months ended June 30, 2008, the decrease in noninterest income was primarily driven by a decrease of $62,000 related to a gain on the sale of other real estate and repossessed assets in 2007.

NONINTEREST EXPENSE

Noninterest expense was $3.0 million for the three months ended June 30, 2008, an increase of $275,000, or 10.1%, over the three months ended June 30, 2007. Salaries and employee benefit expense increased $123,000, or 8.3%, for the period ended June 30, 2008 over the same period in 2007. This increase was primarily due to normal merit increases, increased incentive award and ESOP expenses. Professional fees, mainly collection expenses, increased $17,000 for the second quarter of 2008 over the same period in 2007. It is anticipated this trend will continue for the remainder of 2008. Occupancy and equipment increased $49,000 or 16.8% for the second quarter of 2008 over the same period in 2007. Increased depreciation expense on computer hardware and software and related service maintenance was the primary reason for the increase. Stationary and office supplies increased $34,000 for the second quarter of 2008 over the same period in 2007. This was due to reorganization of some of the branch offices filing systems.

FEDERAL INCOME TAXES

The provision for federal income taxes was $300,000 for the three months ended June 30, 2008, an increase of $152,000, or 50.7%, over the same period in 2007. The increase in tax expense was due primarily to a $413,000, or 45.3%, increase in pretax income. The effective tax rate was 22.6% and 16.2% for the three months ended June 30, 2008 and 2007, respectively.

                              UNITED BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at June 30, 2008, totaled $32.5 million compared to $33.9 million at December 31, 2007, a $1.4 million decrease. This decrease was due primarily to a $1.0 million charge to retained earnings from the adoption of EITF Issue 06-4, as previously discussed in Note 1. Total shareholders' equity in relation to total assets was 7.6% at June 30, 2008 and 7.5% at December 31, 2007. In 2001, our shareholders approved an amendment to the Company's Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

                              UNITED BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following table illustrates the Company's well-capitalized classification at June 30, 2008.

                                          JUNE 30,
                                            2008
                                   ----------------------
                                         (Unaudited)
                                   (Dollars in thousands)
Tier 1 capital                            $ 38,257
Total risk-based capital                    41,135
Risk-weighted assets                       264,921
Average total assets                       440,752

Total risk-based capital ratio                8.68%
Tier 1 risk-based capital ratio              14.44%
Tier 1 capital to average assets             15.53%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              UNITED BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None, other than ordinary routine litigation incidental to the Company's business.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in
Part 1 Item 1A of the Company's Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

                                                               (c)                     (d)
                                                         Total Number of        Maximum Number or
                                                        Shares (or Units)       Approximate Dollar
                     (a)                                Purchased as Part      Value) of Shares (or
               Total Number of            (b)              Of Publicly        Units) that May Yet Be
              Shares (or Units)    Average Price Paid    Announced Plans    Purchased Under the Plans
Period            Purchased       Per Share (or Unit)      Or Programs             or Programs
------        -----------------   -------------------   -----------------   -------------------------
Month #1
4/1/2008 to
4/30/2008             --                   --                   --                   $882,320
Month #2
5/1/2008 to
5/31/2008             --                   --                   --                   $882,320
Month #3
6/1/2008 to
6/30/2008             --                   --                   --                   $882,320

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 21, 2006, under which its Board of Directors authorized management to cause the Company to purchase up to $2.0 million of its common shares over a two-year period. Such authorization will expire on November 21, 2008.

The Company maintains the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the "Plan"), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant's respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant's account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company's stock. On April 28, 2008, the Company purchased a total of 2,236 common shares for participant accounts for the aggregate purchase price of $26,618. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by
Section 4(2) thereof.

                              UNITED BANCORP, INC.
                           PART II - OTHER INFORMATION

On June 27, 2008, UBCP was added to the Russell Microcap Index after the Russell Investment Group reconstituted its comprehensive set of U.S. and global equity indexes. Russell indexes are widely used by investment managers and institutional investors for both index funds and as benchmarks for passive and active investment strategies. UBCP will hold its membership until Russell reconstitutes its indexes in June 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Wednesday April 16, 2008, United Bancorp, Inc. held its annual meeting of shareholders, at which meeting the following matters were voted upon:

1. Proposal to elect three nominees to Class II of the Corporation's Board of Directors.

     The results of the voting on this proposal are as follows:

      DIRECTOR           FOR      WITHHELD
      --------        ---------   --------
Michael J. Arciello   4,179,615    46,677
Terry A. McGhee       4,189,917    36,375
Samuel J. Jones       4,187,847    38,445

2.   Proposal to approve the United Bancorp, Inc. 2008 Stock Incentive Plan.

     The results of the voting on this proposal, which was approved, are as follows:

   FOR      AGAINST   ABSTAIN   BROKER NONVOTE
   ---      -------   -------   --------------
2,515,477   487,591    40,358      1,182,866

3. Proposal to amend Section 8 of the Amended Code of Regulations to eliminate the classified board structure to require all directors to stand for election to the Board of Directors annually.

     The results of the voting on this proposal, which was approved, are as follows:

   FOR      AGAINST   ABSTAIN   BROKER NONVOTE
   ---      -------   -------   --------------
4,818,532    73,907    33,852          0

4. Proposal to amend Section 34 of the Amended Code of Regulations to eliminate certain shareholder super-voting requirements regarding the number and classification of directors, and to authorize the Board of Directors to amend the Regulations as permitted by the Ohio Revised Code.

     The results of the voting on this proposal, which was approved, are as follows:

   FOR      AGAINST   ABSTAIN   BROKER NONVOTE
   ---      -------   -------   --------------
2,846,146   158,584    38,696      1,182,866

                              UNITED BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Not applicable.

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

                                        /s/ United Bancorp, Inc.


Date: August 12, 2008                   By: /s/ James W. Everson
                                            ------------------------------------
                                            James W. Everson
                                            Chairman, President and Chief
                                            Executive Officer


Date: August 12, 2008                   By: /s/ Randall M. Greenwood
                                            ------------------------------------
                                            Randall M. Greenwood
                                            Senior Vice President, Chief
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