Form 10-Q
period 2008-09-30
UNITED BANCORP INC /OH/
filed 2008-11-14
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:  0-16540

UNITED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

201 South Fourth Street, Martins Ferry, Ohio 43935-0010

(Address of principal executive offices)

(740) 633-0445

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐
Non-accelerated filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 12, 2008, 5,030,495 shares of the Company’s common stock, $0.01 par value, were issued and outstanding.

United Bancorp, Inc.

ITEM 1. Financial Statements

United Bancorp, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	September 30	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$6,755	$4,678
Interest-bearing demand deposits	17,552	7,646
Federal funds sold	20,189	—
Cash and cash equivalents	44,496	12,324
Available-for-sale securities	128,779	165,324
Held-to-maturity securities	15,768	16,142
Loans, net of allowance for loan losses of $2,965 and $2,447 at September 30, 2008 and December 31, 2007, respectively	236,785	232,197
Premises and equipment	7,054	7,077
Federal Home Loan Bank stock	4,746	4,624
Foreclosed assets held for sale, net	620	525
Accrued interest receivable	3,030	3,146
Deferred federal income taxes	750	180
Bank-owned life insurance	9,465	9,296
Other assets	1,686	535
Total assets	$453,179	$451,370
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$149,566	$146,057
Savings	39,301	27,816
Time	161,135	156,615
Total deposits	350,002	330,488
Short-term borrowings	8,098	19,609
Federal Home Loan Bank advances	55,871	58,926
Trade date security purchases	—	3,000
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	2,933	1,460
Total liabilities	420,904	417,483
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued September 30, 2008 – 5,190,304 shares and December 31, 2007 – 5,178,869 shares	5,190	5,179
Additional paid-in capital	26,326	28,048
Retained earnings	8,958	7,112
Stock held by deferred compensation plan; 128,542 and 108,322 shares at September 30, 2008 and December 31, 2007, respectively	(1,259)	(1,051)
Unearned ESOP compensation	(2,931)	(2,931)
Accumulated other comprehensive loss	(2,350)	(500)
Treasury stock, at cost
September 30, 2008 – 159,809 shares, December 31, 2007 – 190,266 shares	(1,659)	(1,970)
Total stockholders’ equity	32,275	33,887
Total liabilities and stockholders’ equity	$453,179	$451,370

See Notes to Consolidated Condensed Financial Statements

United Bancorp, Inc.
Consolidated Condensed Statements of Income
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,363	$4,395	$13,045	$13,450
Taxable securities	1,446	1,709	4,866	4,553
Non-taxable securities	445	459	1,341	1,382
Federal funds sold	—	28	9	125
Dividends on Federal Home Loan Bank stock and other	65	82	199	237
Total interest and dividend income	6,319	6,673	19,460	19,747

Interest expense
Deposits
Demand	325	1,075	1,418	2,869
Savings	42	34	107	94
Time	1,412	2,062	4,650	6,108
Borrowings	568	636	1,832	1,818
Total interest expense	2,347	3,807	8,007	10,889
Net interest income	3,972	2,866	11,453	8,858

Provision for loan losses	324	283	887	657
Net interest income after provision for loan losses	3,648	2,583	10,566	8,201

Noninterest income
Service charges on deposit accounts	516	481	1,518	1,336
Realized (losses) gains on sales of securities	(14)	—	(14)	1
Realized gains on sales of loans	23	13	82	9
Realized gains on sales of other real estate and repossessed assets	9	56	12	120
Other income	204	235	654	765
Total noninterest income	738	785	2,252	2,231

Noninterest expense
Salaries and employee benefits	1,782	1,701	4,869	4,606
Occupancy and equipment	323	305	984	909
Professional services	270	153	642	457
Insurance	111	98	319	272
Franchise and other taxes	72	104	310	271
Advertising	106	92	280	277
Stationery and office supplies	91	72	242	192
Provision for losses on foreclosed real estate	—	—	155	—
Other expenses	495	480	1,428	1,353
Total noninterest expense	3,250	3,005	9,229	8,337
Income before federal income taxes (credits)	1,136	363	3,589	2,095

Federal income taxes (credits)	239	(29)	764	221
Net income	$897	$392	$2,825	$1,874

EARNINGS PER COMMON SHARE
Basic	$0.20	$0.09	$0.62	$0.41
Diluted	$0.20	$0.09	$0.62	$0.41
DIVIDENDS PER COMMON SHARE	$0.14	$0.13	$0.40	$0.39

See Notes to Consolidated Condensed Financial Statements

United Bancorp, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)

Net income	$897	$392	$2,825	$1,874

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on securities during the
period, net of taxes (benefits) of $(272), $936,
$(958) and $(8) for each respective period	(528)	1,817	(1,859)	(16)

Reclassification adjustment for realized (gains) losses
included in income, net of taxes of $5 for both the three
and nine months periods ended September 30, 2008	9	—	9	(1)

Amortization of prior service costs and actuarial
losses, net of tax effects of $4	—	—		10

Comprehensive income	$378	$2,209	$975	$1,867

Accumulated comprehensive loss	$(2,350)	$(1,919)	$(2,350)	$(1,919)

See Notes to Consolidated Condensed Financial Statements

United Bancorp, Inc.
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Operating Activities
Net income	$2,825	$1,874
Items not requiring (providing) cash
Depreciation and amortization	420	350
Provision for loan losses	887	657
Provision for losses on foreclosed assets	155	—
Increase in value of bank-owned life insurance	(169)	(221)
Federal Home Loan Bank stock dividends	(122)	(68)
Realized gain on sales of securities	—	(1)
Losses on called securities	14
Amortization of premiums and discounts on securities, net	50	86
Realized gains on sales of loans	(109)	(4)
Realized gain on sale of repossessed assets	(12)	(117)
Deferred income taxes	510	—
Amortization of mortgage servicing rights	60	54
Net change in accrued interest receivable and other assets	(720)	(1,273)
Net change in accrued expenses and other liabilities	(2,025)	(60)

Net cash provided by operating activities	1,764	1,277

Investing Activities
Securities available for sale:
Sales, maturities, prepayments and calls	76,722	12,185
Purchases	(42,452)	(38,420)
Securities held to maturity:
Maturities, prepayments and calls	400	1,160
Trade date securities purchase	—	(2,886)
Net change in loans	(5,327)	4,150
Purchases of premises and equipment	(396)	(178)
Net cash received from branch acquisition	30,929	—
Proceeds from sale of real estate owned	12	835

Net cash provided by (used in) investing activities	59,888	(23,154)

See Notes to Consolidated Condensed Financial Statements

United Bancorp, Inc.
Consolidated Condensed Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Financing Activities
Net change in deposits	$(12,826)	$19,682
Net change in borrowings	(15,046)	3,382
Treasury stock (purchased) issued	311	(745)
Proceeds from issuance of common stock	93	350
Cash dividends paid on common stock	(2,012)	(1,960)

Net cash (used in) provided by financing activities	(29,480)	20,709

Increase (Decrease) in Cash and Cash Equivalents	32,172	(1,168)

Cash and Cash Equivalents, Beginning of Period	12,324	14,554

Cash and Cash Equivalents, End of Period	$44,496	$13,386

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$7,715	$10,097

Federal income taxes paid	$750	$246

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to real estate and other repossessed assets	$427	$743

Unrealized losses on securities designated as available for sale, net of related tax effects	$(1,859)	$(16)

Recognition of mortgage servicing rights	$41	$86

See Notes to Consolidated Condensed Financial Statements

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2008, and its results of operations and cash flows for the nine and three month periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2007 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. Except for the adoption of EITF 06-4, as described in “Recent Accounting Pronouncements,” the Company has consistently followed these policies in preparing this Form 10-Q. The results of operations for the nine and three months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, The Citizens Savings Bank of Martins Ferry, Ohio (“the Bank” or “Citizens”). For periods prior to July 1, 2007, the consolidated financial statements include the Company and its two wholly-owned subsidiaries, Citizens and The Community Bank. Effective July 1, 2007, the Company merged The Community Bank into The Citizens Savings Bank and now operates that market area as The Community Bank, a division of The Citizens Savings Bank and operates The Citizens Bank, a division of The Citizens Savings Bank. All intercompany transactions and balances have been eliminated in consolidation.

On September 19, 2008, Citizens acquired from the Federal Deposit Insurance Corporation (“FDIC”) the deposits of three banking offices of a failed institution in Belmont County, Ohio. Deposits acquired totaled approximately $32 million. The agreement provided the Bank with the option to purchase the office premises for the three banking locations. Management anticipates that such purchases will require expenditures of approximately $1.5 million.

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and twelve branches in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, Saint Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio. The Community Bank division conducts its business through its main office in Lancaster, Ohio and six offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans.

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting for Creditors for Impairment of a Loan.” SFAS 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loan’s observable market price or fair value of the collateral. A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company’s investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the fair value of the collateral.

Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

Mortgage Servicing Assets

A summary of the Company’s mortgage servicing assets (included in other assets) as of and for the nine months ended September 30, 2008 and 2007 is as follows:

	September 30,
	2008	2007
	(In thousands)

Beginning balance	$439	$403
Recognition of mortgage servicing rights on sale of loans	41	86
Amortization during the period	(62)	(54)

Net carrying value	$418	$435

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released. At September 30, 2008 and 2007, the ESOP held 307,274 and 354,551 unallocated shares, respectively, which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock option plans.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Basic
Net income (In thousands)	$897	$392	$2,825	$1,874
Weighted average common shares outstanding	4,593,728	4,579,381	4,581,958	4,564,741
Basic earnings per common share	$0.20	$0.09	$0.62	$0.41

Diluted
Net income (In thousands)	$897	$392	$2,825	$1,874
Weighted average common shares outstanding for basic earnings per common share	4,593,728	4,579,381	4,581,958	4,564,741
Add: Dilutive effects of assumed exercise of stock options	197	2,074	197	2,024
Average shares and dilutive potential common shares	4,593,925	4,581,455	4,582,155	4,566,765

Diluted earnings per common share	$0.20	$0.09	$0.62	$0.41
Number of stock options not considered in computing diluted earnings per share due to antidilutive nature	29,040	12,100	29,040	12,100
Weighted-average exercise price of anti-dilutive stock options	$10.98	$9.83	$10.98	$9.83

Options to purchase 55,528 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at September 30, 2008, but 29,040 options to purchase common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 55,528 shares of common stock at a weighted-average $10.34 per share were outstanding at September 30, 2007, but 12,100 options to purchase common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

Stock Options

The Company maintains a nonqualified stock option plan for directors and officers. The exercise price for options granted under this plan is no less than 100% of the fair market value of the shares on the date of grant, adjusted for stock splits in the form of a dividend.

The Company accounts for its stock option plan in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires that the cost related to the fair value of grants of stock options be recognized in the financial statements.

The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine month periods ended September 30, 2008 and 2007, the Company recorded approximately $9,000 and $15,000, respectively, in compensation costs for stock option awards that vested in each period. The Company has approximately $86,000 of total unrecognized compensation expense related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2008, which is expected to be recognized over a remaining weighted-average period of 6.3 years.

No stock options were granted during the nine month periods ended September 30, 2008 and 2007.

There are no remaining options available for grant under the Company’s 1996 plan as of September 30, 2008. A summary of the status of the Company’s stock option plan for the nine months ended September 30, 2008 and 2007 is presented below:

	2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at January 1,	55,528	$10.34	69,488	$10.73
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(13,960)	12.00

Outstanding at end of period	55,528	$10.34	55,528	$10.34

Options exercisable at period-end	—	$—	—	$—

At the Company’s Annual Shareholder meeting that was held on April 16, 2008, a 2008 Stock Incentive Plan was approved by the shareholders. The Plan provides for awards of up to 500,000 common shares in the form of stock options, restricted stock and stock warrants. No awards have been granted under this plan.

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

Income Taxes

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by Interpretation 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2005.

The Company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within that fiscal year. The Company adopted SFAS No. 157 effective January 1, 2008, as required, without material effect on the Company’s financial position or results of operations.

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Company adopted Issue 06-4 effective January 1, 2008, as required. The Company recorded a liability and a corresponding charge to retained earnings totaling $1.0 million to recognize the commitment obligation under its split-dollar life insurance policies. The Company will recognize expense in 2008 totaling approximately $133,000 for these policies.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within that fiscal year. The Company adopted SFAS No. 159 effective January 1, 2008, as required, without material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The Statement applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.

SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. Management does not expect the adoption of SFAS No. 141(R) to have a material effect on the Company’s financial statements.

Concurrent with SFAS No. 141 (revised 2007), the FASB recently issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A subsidiary, as defined by SFAS No. 160, includes a variable interest entity that is consolidated by a primary beneficiary.

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

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

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management does not expect the adoption of SFAS No. 160 to have a material effect on the Company’s financial statements.

Note 2:	Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Beginning balance	$2,870	$2,188	$2,447	$2,345
Provision for loan losses	324	283	887	657
Loans charged-off	(270)	(313)	(534)	(966)
Recoveries of previous charge-offs	41	60	165	182
Ending balance	$2,965	$2,218	$2,965	$2,218

The Company’s impaired loans totaled $5.5 million and $3.4 million at September 30, 2008 and December 31, 2007, respectively. The Company reviews each impaired loan to determine whether a specific allowance for loan loss is necessary. Based upon this review, an allowance for loan losses of $924,000 and $673,000 relates to impaired loans of $3.3 million and $2.3 million, at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, impaired loans of $2.2 million and $1.1 million, respectively, had no related allowance for loan losses.

Interest income of $167,000 and $46,000 was recognized on average impaired loans of $4.4 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively. Interest income was recognized on impaired loans on a cash basis for each of the nine months ended September 30, 2008 and 2007.

At September 30, 2008 and December 31, 2007, accruing loans delinquent 90 days or more (including impaired loans of $785,000 at September 30, 2008 and $1.7 million at December 31, 2007) totaled $1.6 million and $2.6 million, respectively. Non-accruing loans at September 30, 2008 and December 31, 2007 (including impaired loans of $3.3 million at September 30, 2008 and $1.7 million at December 31, 2007) were $4.3 million and $1.8 million, respectively.

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

Note 3:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$59	$65	$177	$195
Interest cost	45	46	135	138
Expected return on assets	(59)	(54)	(177)	(162)
Amortization of prior service cost, transition liability, net gain and plan amendment	15	15	45	45

Pension expense	$60	$72	$180	$216

In addition to the Company’s normal pension expense in the table above, during the nine months ended September 30, 2008, the Company recorded an additional expense of approximately $251,000 as certain participants in the Company’s defined benefit plan were paid lump sum distributions from the plan. Management anticipates the Company will incur approximately $25,000 of additional settlement accounting expense under the provisions of SFAS No. 88, during the quarter ending December 31, 2008.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

Commitments to extend credit	$43,669	$44,692
Standby letters of credit	795	565

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

Note 5:	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 has been applied prospectively as of the beginning of the period.

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

United Bancorp, Inc.
Notes to Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2008 and 2007

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Available-for-sale securities	$128,779	$—	$128,779	$—

Impaired Loans

At September 30, 2008, impaired loans consisted primarily of loans secured by nonresidential real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$1,533	$—	$—	$1,533

United Bancorp, Inc.
ITEM 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2008, as compared to December 31, 2007, and the results of operations for the nine and three month periods ended September 30, 2008, compared to the same periods in 2007. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s net interest margin of 4.08% for the nine months ended September 30, 2008, generated an increase of approximately $2.6 million in net interest income over the same period in 2007. As a result, the Company has experienced an improvement in earnings per share of 51.2% for the nine months ended September 30, 2008.

We believe the Company’s positive results of operations for the nine months ended September 30, 2008 are a result of several factors, including: (1) reductions by the Federal Reserve in prior periods of short term interest rates; (2) enhanced service charge income on deposit accounts; and (3) the operational efficiencies gained from the full integration of our two subsidiary banks. As a result of previous reductions in short term interest rates by the Federal Reserve, we are projecting the Company’s net interest margin to reflect continued improvements in 2008. In addition, the increases in service charge income on deposit accounts for the nine months ended September 30, 2008 reflects the continuing positive impact of the Company’s courtesy overdraft and merchant check capture programs, which programs are expected to enhance revenues for the remainder of 2008. Finally, the Company’s management team has worked aggressively to fully integrate the operations of the Company’s subsidiary commercial banks, which merged under one charter in July 2007. With the operational efficiencies gained from the full integration of our two subsidiary banks and the streamlining of our management and operational support positions, which has reduced time and money spent on duplicated efforts, we anticipate a continuation of solid earnings improvement throughout 2008. Also, as of September 19, 2008, Citizens acquired from the FDIC the deposits of three banking offices of a failed institution in Belmont County, Ohio. Total customer deposits acquired were approximately $32 million of low cost core deposits. While this did not materially impact the net operating results of the Company for the nine months ended September 30, 2008, we anticipate this acquisition to be accretive to earnings in the first quarter of 2009.

Forward-Looking Statements

When used in this document, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank’s market areas, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank’s market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources except as discussed herein. The Company is not aware of any current recommendation by regulatory authorities that would have such effect if implemented.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date such statements were made or to reflect the occurrence of anticipated or unanticipated events.

Legislative Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgaged-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Department of the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts using $250 billion of capital from the EESA funds under a program known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”). The TARP Capital Purchase Program involves the purchase by the Treasury of preferred stock in financial institutions with warrants to purchase common stock. Also on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which provides for the guarantee of newly-issued senior unsecured debt of banks, thrifts and certain holding companies as well as full deposit insurance coverage for non-interest bearing deposit transaction accounts, regardless of dollar amount. Unlimited coverage for non-interest bearing transaction accounts under the Temporary Liquidity Guarantee Program is available for until December 5, 2008 without charge and thereafter at a cost of 10 basis points per annum. Based upon the known and yet to be determined conditions the Treasury will levy upon participants in this program and our Company’s and Banks’ positive liquidity and capital adequacy, management does not feel it is prudent to participate in the TARP Capital Purchase Program at this time.

Critical Accounting Policies

Management makes certain judgments that affect the amounts reported in the financial statements and footnotes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements, and as this information changes, the financial statements could reflect different estimates, assumptions, and judgment.

The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to management. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

The allowance is regularly reviewed by management and the board to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trend in delinquencies and loan losses, and economic factors.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable loan losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. While the Company strives to reflect all known risk factors in its evaluation, judgment errors may occur.

Analysis of Financial Condition

Earning Assets – Loans

At September 30, 2008, gross loans were $239.8 million, compared to $234.6 million at year-end 2007, an increase of $5.1 million or 2.2%. The overall growth in the loan portfolio was driven by a $8.1 million increase in commercial and commercial real estate loans since December 31, 2007.

Installment loans represented 16.3% of total loans at September 30, 2008, and 17.8% at December 31, 2007. This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $2.3 million, or 5.6%, since December 31, 2007. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 branch locations.

Commercial and commercial real estate loans comprised 59.5% of total loans at September 30, 2008, compared to 57.3% at December 31, 2007. Commercial and commercial real estate loans have increased $8.1 million, or 6.0% since December 31, 2007. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Real estate loans were 24.1% of total loans at September 30, 2008 and 24.9% at year-end 2007. Real estate loans have decreased by 1.1%, or $645,000 since December 31, 2007. Real estate lending for the nine months of 2008 has been slow with respect to the Company’s adjustable-rate mortgage products. As of September 30, 2008, the Bank has approximately $35.0 million in fixed-rate loans that have been sold in the secondary market. The Company continues to service these loans for a fee that is typically 25 basis points. At September 30, 2008, the Company did not hold any loans for sale.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2008 were approximately $369,000, or 15.1%, of the beginning balance in the allowance for loan losses.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities or derivative securities other than those issued by U.S. government agencies. Securities available for sale at September 30, 2008 decreased approximately $36.5 million, or 22.1%, from year-end 2007 totals. With the overall decreasing interest rate environment, the Company has experienced a high level of called bond activity during the first nine months of 2008. While the Company has plans to reinvest a portion of these funds in other available-for-sale securities, there is lag between the time when bonds are called and the right investment opportunity is available to the Company. Proceeds from the called securities were used to repay wholesale borrowings, which decreased approximately $11.5 million from year end 2007 totals. Overall there has been much negative publicity concerning the valuation of investments within government sponsored entities such as Freddie Mac and Fannie Mae. The Company does not own any stock in these two government sponsored entities.

Sources of Funds - Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2008, total core deposits increased approximately $15.4 million, or 5.3%. The Company’s savings accounts increased $11.5 million or 41.3% from December 31, 2007 totals. The Company’s interest-bearing demand deposits decreased $2.6 million, or 2.1%, noninterest-bearing demand deposits increased $6.1 million, or 27.5%, while certificates of deposit under $100,000 increased by $367,000, or 0.3%. The Company acquired approximately $7.2 million of certificates of deposit under $100,000 related to acquisition of a failed bank in Belmont County, Ohio on September 19, 2008. Without these acquired certificate of deposit accounts, the Company would have experienced a decrease in certificate balances. During the third quarter of 2008, the Company has experienced strong competition for certificate of deposit funding in the markets served. Deposit growth for the period ended September 30, 2008 includes approximately $32 million in deposits acquired from the FDIC representing three banking offices of a failed institution in Belmont County, Ohio.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2008, certificates of deposit greater than $100,000 increased $4.2 million, or 10.8%, from year-end 2007 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances. In the first nine months of 2008, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. As a result of the Company’s cash flow from called available-for-sale securities in 2008, total borrowings, including federal funds purchased, decreased approximately $14.6 million from year-end 2007 totals.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Net Income

Basic and diluted earnings per share for the nine months ended September 30, 2008 totaled $0.62, compared with $0.41 for the nine months ended September 30, 2007, an increase of 51.2%. In dollars, the Company’s net income was $2,825,000 an increase of $951,000, or 50.7%, for the nine months ended September 30, 2008, compared to the same period in 2007.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 29.3%, or $2.6 million, for the nine months ended September 30, 2008 compared to the same period in 2007, due primarily to the effects of decreasing interest rates in the economy, which resulted in a lower cost of funds during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company’s net interest margin increased 101 basis points over the same period in 2007. The primary reason for the net interest margin increase is the decrease of 95 basis points in the Company’s interest expense to average assets from 3.41% for the nine months ended September 30, 2007 to 2.46% for the same period in 2008.

Total interest income for the nine months ended September 30, 2008, was $19.5 million, a decrease of $287,000, or 1.5%, compared to the same period in 2007.

Total interest expense was $8.0 million for the nine months ended September 30, 2008 as compared to $10.9 million for the nine months ended September 30, 2007, a decrease of 26.5%, or $2.9 million. A majority of the Company’s cost of funds is tied to the short end of the yield curve and with the short-term rates decreasing rapidly since September 2007, the Company’s cost of funds has dramatically decreased in the first nine months of 2008.

Provision for Loan Losses

The provision for loan losses was $887,000 for the nine months ended September 30, 2008, compared to $657,000 for the same period in 2007. The increase in loan loss provision for the nine-month period ended September 30, 2008, was predicated upon the increase in nonperforming loans and consideration of the economic challenges facing the banking industry.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest income for the nine months ended September 30, 2008 was $2.3 million, an increase of $21,000, or 0.9%, compared to $2.2 million for the nine-month period ended September 30, 2007. With the exclusion of gains and losses on the sale of other real estate and repossessed assets, noninterest income increased $129,000 or 6.1%, for 2008. During the nine-months ended September 30, 2008, the increase in noninterest income was primarily driven by an increase of $66,000 related to our merchant capture program that was introduced in late 2007, a $99,000 increase in customer service fees on deposit accounts and a $21,000 increase in income related to brokerage services.

Noninterest Expense

Noninterest expense was $9.2 million for the nine months ended September 30, 2008, an increase of $892,000, or 10.7%, over the nine months ended September 30, 2007. Salaries and employee benefit expense increased $263,000, or 5.7%, for the period ended September 30, 2008 over the same period in 2007. This increase was primarily due to normal merit increases, increased incentive awards and ESOP expenses. Professional fees increased $185,000 for the first nine months of 2008 over the same period in 2007 primarily related to loan collection efforts. It is anticipated this trend will continue for the remainder of 2008. The provision for losses on foreclosed real estate increased by $155,000 due to management’s estimate of net realizable value on a parcel of real estate, requiring the write-down. Occupancy expense increased $75,000, or 8.3% for the period ended September 30, 2008 over the same period in 2007. Increased depreciation expense on computer hardware and software and related service maintenance was the primary reason for the increase. Other noninterest expense increased $75,000, or 5.5%, for the period ended September 30, 2008 over the same period in 2007. No one item accounted for a majority of the increase in other noninterest expense.

Federal Income Taxes

The provision for federal income taxes was $764,000 for the nine months ended September 30, 2008, an increase of $543,000, or 245.7%, over the same period in 2007. The increase was due primarily to the increase in pretax income of $1.5 million or 71.3%. The effective tax rate was 21.3% and 10.5% for the nine months ended September 30, 2008 and 2007, respectively.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Net Income

Basic and diluted earnings per share for the three months ended September 30, 2008 totaled $0.20 compared with $0.09 for the three months ended September 30, 2007, an increase of 122.2%. In dollars, the Company’s net income was $897,000 for the three months ended September 30, 2008, an increase of $505,000, or 128.8% compared to the same quarter in 2007. The dramatic increase in quarter-to-quarter earnings resulted primarily from an increase in net interest income of $1.1 million and the effects of the one time charter consolidation costs in the 2007 quarter as reported last year of approximately $160,000, which were partially offset by an increase in noninterest expenses of $245,000 and an increase in federal income taxes of $268,000.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 38.6%, or $1.1 million, for the three months ended September 30, 2008 compared to the same period in 2007, due primarily to the effects of decreasing interest rates in the economy, which resulted in a lower cost of funds during the three months ended September 30, 2008. The primary reason for the net interest margin increase is the decrease of 95 basis points in the Company’s interest expense to average assets from 3.41% for the three months ended September 30, 2007 to 2.46% for the same period in 2008.

Provision for Loan Losses

The provision for loan losses was $324,000 for the three months ended September 30, 2008, compared to $283,000 for the same period in 2007. The increase in loan loss provision for the three-month period ended September 30, 2008, was based upon an increase in nonperforming loans and consideration of the economic challenges facing the banking industry.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2008 was $738,000, a decrease of $47,000 or 6.0%, compared to $785,000 for the same three-month period ended September 30, 2007. During the three-months ended September 30, 2008, the decrease in noninterest income was primarily driven by a $56,000 gain on the sale of other real estate and repossessed assets in 2007, while the Company recognized only a $9,000 gain on the sale of other real estate and repossessed assets in 2008.

Noninterest Expense

Noninterest expense was $3.3 million for the three months ended September 30, 2008, an increase of $245,000, or 8.2%, over the three months ended September 30, 2007. Salaries and employee benefit expense increased $81,000, or 4.8%, for the period ended September 30, 2008 over the same period in 2007. This increase was primarily due to normal merit increases, increased incentive award and ESOP expenses. Professional fees, mainly collection expenses, increased $117,000 for the third quarter of 2008 over the same period in 2007. It is anticipated this trend will continue for the remainder of 2008. Occupancy and equipment increased $18,000, or 5.9% for the third quarter of 2008 over the same period in 2007. Increased depreciation expense on computer hardware and software and related service maintenance was the primary reason for the increase. Stationary and office supplies increased $19,000 for the third quarter of 2008 over the same period in 2007. This was due to reorganization of the branch offices filing systems.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $239,000 for the three months ended September 30, 2008, an increase of $268,000 over the same period in 2007. The increase in tax expense was due primarily to a $773,000 increase in pretax income. The effective tax rate (benefit) was 21.0% and (8.0)% for the three months ended September 30, 2008 and 2007, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity, totaled $32.3 million at September 30, 2008 compared to $33.9 million at December 31, 2007, a $1.6 million decrease. This decrease was due primarily to a $1.0 million charge to retained earnings from the adoption of EITF 06-4. See Note 20 of the 2007 Annual Report for a complete discussion on EITF 06-4. Total stockholders’ equity in relation to total assets was 7.1% at September 30, 2008 and 7.5% at December 31, 2007. In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

The Company has a Dividend Reinvestment Plan (“The Plan”) for shareholders under which the Company’s common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company’s dividend policy or a guarantee of future dividends.

The Company is subject to the regulatory requirements of The Federal Reserve System as a bank holding company. The Bank is subject to regulations of the FDIC and the State of Ohio, Division of Financial Institutions. The most important of these various regulations address capital adequacy.

The minimums related to such capital requirements are:

	Total	Tier 1	Tier 1
	Capital To	Capital To	Capital To
	Risk-Weighted	Risk-Weighted	Average
	Assets	Assets	Assets

Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table illustrates the Company’s well-capitalized classification at September 30, 2008.

September 30,
2008
(Unaudited)
(Dollars in thousands)

Tier 1 capital	$40,100
Total risk-based capital	43,065
Risk-weighted assets	275,258
Average total assets	434,524

Total risk-based capital ratio	15.65%
Tier 1 risk-based capital ratio	14.57%
Tier 1 capital to average assets	9.23%

Liquidity

Management’s objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks, a borrowing agreement with the Federal Home Loan Bank of Cincinnati and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy and profitability to meet the current and projected liquidity needs of its customers.

Inflation

Substantially all of the Company’s assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, certain impaired loans and certain other real estate and loans that may be measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management’s opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other, but do not always move in correlation with each other. The Company’s ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company’s performance.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1. Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s for 10K for the year ended December 31, 2007, filed on March 31, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 7/1/2008 to 7/30/2008	—	—	—	$882,320
Month #2 8/1/2008 to 8/31/2008	—	—	—	$882,320
Month #3 9/1/2008 to 9/30/2008	—	—	—	$882,320

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 21, 2006, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period. Such authorization will expire on November 21, 2008.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and company officers. Under the Plan, eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. On August 13, 2008, the Company purchased a total of 2,160 common shares for participant accounts for the aggregate purchase price of $21,928. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

United Bancorp, Inc.
Part II – Other Information

On June 27, 2008 UBCP was added to the Russell Microcap Index after the Russell Investment Group reconstituted its comprehensive set of U.S. and global equity indexes. Russell indexes are widely used by investment managers and institutional investors for both index funds and as benchmarks for passive and active investment strategies. UBCP will hold its membership until Russell reconstitutes its indexes in June 2009.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to A Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

EX-3.1	Amended Articles of Incorporation of United
Bancorp, Inc. (1)

EX-3.2	Amended Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders
(See Exhibits 3.1 and 3.2)

EX 10.0	Purchase and Assumption Agreement dated September 18, 2008(3)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3)	Incorporated by reference to Exhibit 2 to registrant’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: November 12, 2008	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date: November 12, 2008	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index
Exhibit No.	Description

3.1	Amended Articles of Incorporation of United Bancorp, Inc.
incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

3.2	Amended Code of Regulations of United Bancorp, Inc.
incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.0	Purchase and Assumption Agreement dated September 18, 2008

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.