Form 10-K
period 2008-12-31
UNITED BANCORP INC /OH/
filed 2009-03-27
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   N/A                      to                  N/A
Commission File Number 0-16540

UNITED BANCORP, INC.

(Exact name of registrant as specified in its Charter.)

Ohio	34-1405357
(State or other jurisdiction of incorporation or organization)	(IRS) Employer Identification No.)

201 South Fourth Street, Martins Ferry, Ohio	43935
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:  (740) 633-0445

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
(Title of class)	(Name of each exchange on which registered)
Common Stock, Par Value $1.00 a share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $41,567,360 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,000,038 common shares outstanding as of March 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 15, 2009 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference into Parts I and II.

PART I

Item 1   Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio.  The Company at December 31, 2008, has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS, or the Bank). The Citizens Savings Bank operates two divisions for marketing purposes, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.

On September 19, 2008, Citizens acquired from the Federal Deposit Insurance Corporation (“FDIC”) the deposits of three banking offices of a failed institution in Belmont County, Ohio.  Deposits acquired totaled approximately $39.3 million.  The agreement provided the Bank with the option to purchase the office premises for the three banking locations.  Management has formally notified the FDIC that it will acquire two of the former banking locations for approximately $1.2 million which is the appraised fair value of the properties.  Management’s plan is to build a new banking facility in the community where it did not acquire one of the properties from the FDIC. The Company paid a premium to the FDIC of approximately $450,000 for the approximately $39.3 million in deposits assumed.

CITIZENS serves customers in northeastern, eastern, southeastern and south central Ohio and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities.  The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans.  CITIZENS conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and sixteen branches located in the counties mentioned above.  CITIZENS also offers full brokerage service through UVEST® member NASD/SIPC.

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

Regulatory Agencies

The Company is a registered bank holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) pursuant to the Bank Holding Company Act of 1956, as amended.

CITIZENS is an Ohio chartered commercial bank.  It is subject to regulation and examination by both the Ohio Division of Financial Institutions (the “ODFI”) and the FDIC.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law.  The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide.  The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed.  Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are “well capitalized” and “well managed” under applicable regulatory standards.

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

Capital Requirements. The Federal Reserve Board, ODFI and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for CITIZENS and the Company involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against CITIZENS’s and Company’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). CITIZENS anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2008, CITIZENS exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 14.4%, a Tier 1 risk-based capital ratio of 13.3% and a Tier 1 leverage ratio of 8.2%.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized;

significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2008, CITIZENS satisfied all requirements for inclusion in the “well capitalized” category.

Dividends. Ohio law prohibits CITIZENS, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, CITIZENS exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008.

Branching Authority. Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals. Additionally, in May 1997 Ohio adopted legislation “opting in” to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is also allowed by the Riegle-Neal Act and authorized by Ohio law.

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

Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non deposit creditors and shareholders of the institution.

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

Anti-Money Laundering Provisions of the USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was signed into law. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; and (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Fiscal and Monetary Policies. CITIZENS’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. CITIZENS is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of CITIZENS.

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

The Credit Crisis and the Emergency Economic Stabilization Act of 2008.  In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary's authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010. The Company is not participating in the TARP Capital Purchase Program.

Before and after EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts, including the American Recovery and Reinvestment Act. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

Employees

The Company itself, as a holding company, has no compensated employees.  CITIZENS has 126 full time employees, with 32 of these serving in a management capacity, and 16 part time employees.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking.  Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

 I            Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” beginning on page 22 of our 2008 Annual Report, which is incorporated by reference.

II      Investment Portfolio

A     The following table sets forth the carrying amount of securities at December 31, 2008 and 2007.

	December 31,
	2008	2007
	(In thousands)

Available for sale (At market)
U.S. Govt. and agency obligations	$87,386	$113,002
Mortgage-backed obligations	16,290	23,602
Collateralized mortgage obligations	––	630
State and municipal obligations	25,736	28,070
Other securities	4	20

	$129,416	$165,324

Held to maturity (At cost)
State and municipal obligations	$15,687	$16,142

	$15,687	$16,142

B	Contractual maturities of securities at year-end 2008 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield

Available for Sale

US Agency obligations
Under 1 Year	$500	$515	4.10%
1 - 5 Years	500	520	4.15%
5 - 10 Years	10,998	11,015	5.38%
Over 10 Years	74,460	75,336	5.86%

Total	86,458	87,386	5.77%

Mortgage-backed securities
Under 1 Year	––	––	0.00%
1 – 5 Years	618	625	3.91%
5 - 10 Years	8,387	8,572	4.54%
Over 10 Years	6,967	7,093	4.55%

Total	15,972	16,290	4.52%

State and municipal obligations
Under 1 Year	295	299	6.69%
1 - 5 Years	1,960	1,967	5.50%
5 - 10 Years	6,643	6,449	5.49%
Over 10 Years	18,072	17,021	5.84%

Total	26,970	25,736	5.68%

Other securities
Equity securities	4	4	0.00%

Total securities available for sale	$129,404	$129,416	5.32%

Held to Maturity

State and municipal obligations
Under 1 Year	$436	$444	6.59%
1 - 5 Years	3,488	3,558	6.63%
5 - 10 Years	5,957	6,018	6.18%
Over 10 Years	5,806	5,677	6.02%

Total securities available for sale	$15,687	$15,697	6.23%

C	Excluding holdings of U.S. Agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2008.

III Loan Portfolio

A     Types of Loans

The amounts of gross loans outstanding at December 31, 2008, 2007, 2006, 2005 and 2004 are shown in the following table according to types of loans:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Commercial loans	$67,830	$59,785	$40,512	$32,675	$35,309
Commercial real estate loans	72,311	74,660	92,895	97,706	83,103
Real estate loans	59,807	58,524	56,167	57,746	55,062
Installment loans	38,270	41,675	41,943	43,884	41,973

Total loans	$238,218	$234,644	$231,517	$232,011	$215,447

Construction loans were not significant at any date indicated above.

B     Maturities and Sensitivities of Loans to Changes in Interest Rates
The following is a schedule of commercial and commercial real estate loans at December 31, 2008 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$30,141	$15,090	$22,599	$67,830
Commercial real estate loans	2,360	12,307	57,644	72,311

Total	$32,501	$27,397	$80,243	$140,141

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2008 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$14,323	$23,366	$37,689
Commercial real estate loans	8,902	61,049	69,951

Total	$23,225	$84,415	$107,640

Variable rate loans are those loans with floating or adjustable interest rates.

C     Risk Elements

1.      Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2008, 2007, 2006, 2005 and 2004:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Nonaccrual basis (1)	$5,398	$1,822	$3,396	$1,144	$1,106
Accruing loans 90 days or greater past due (4)	1,573	2,585	55	417	500
Impaired loans (2) (3)	7,523	3,399	3,122	875	––
Impaired loan with related allowance for unconfirmed losses (5)	5,571	2,347	1,012	––	––
Impaired loan without related allowance for unconfirmed losses (6)	1,952	1,052	2,110	875	––

(1)
There were 4 restructured loans by 1 borrower in 2008 totaling $609,000. For years 2004 through 2006, all of the Company’s impaired loans were on a nonaccrual basis. For 2007, the nonaccruing loans includes $1,675,000 of impaired loans and for 2008, includes $4,866,000 of impaired loans.

(2)
Loans considered impaired under the provisions of SFAS No. 114 and interest recognized on a cash received basis were not material for 2004 through 2006, inclusive. Interest  recognized on impaired loans in 2008 was $421,000 and in 2007 was $84,000.

(3)	Additional information incorporated by reference on page 42 of the Notes to Consolidated Financial Statements set forth in our 2008 Annual Report, which is incorporated herein by reference.

(4)	Loans past due greater than 90 days and still accruing totaling $1,322,000 in 2008 are also classified as impaired loans.

(5)	Includes $214,000 of loans past due greater than 90 days and still accruing and $4,707,000 of nonaccrrual loans at December 31, 2008.

(6)	Includes $1,108,000 of loans past due greater than 90 days and $160,000 of nonaccrual loans at December 31, 2008.

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $342,000 and $128,000 for the years ended December 31, 2008 and 2007, respectively.  At those dates, all impaired loans were commercial or commercial real estate loans.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection.  Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired.  Payments received on such loans are reported as principal reductions.

2.      Potential Problem Loans

The Company had no potential problem loans as of December 31, 2008 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

3.      Loan Concentrations

Refer to Page 63, Note 19 of Notes to Consolidated Financial Statements set forth in our 2008 Annual Report, which is incorporated herein by reference.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13,14 and 16 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2008 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2008, 2007, 2006, 2005 and 2004:

	2008	2007	2006	2005	2004
	(In thousands)
Loans
Loans outstanding	$238,218	$234,644	$231,517	$232,011	$215,447
Average loans outstanding	$235,670	$228,673	$234,436	$224,945	$208,658

Allowance for Loan Losses
Balance at beginning of year	$2,447	$2,345	$2,904	$2,995	$2,843
Loan charge-offs:
Commercial	92	206	1,420	89	58
Commercial real estate	––	––	––	––	––
Real estate	414	349	350	331	16
Installment	560	583	370	342	645
Total loan charge-offs	1,066	1,138	2,140	762	719

Loan recoveries
Commercial	12	9	22	7	4
Commercial real estate	––	––	––	––	––
Real estate	23	52	34	50	7
Installment	166	186	148	202	242
Total loan recoveries	201	247	204	259	253

Net loan charge-offs	865	891	1,936	503	466

Provision for loan losses	1,188	993	1,377	412	618

Balance at end of year	$2,770	$2,447	$2,345	$2,904	$2,995

Ratio of net charge-offs to average loans outstanding for the year	0.37%	0.39%	0.83%	0.22%	0.22%

	2008	2007	2006	2005	2004
	(In thousands)

Net loan charge-offs
Commercial	$80	$197	$1,398	$82	$54
Commercial real estate	––	––	––	––	––
Real estate	391	297	316	281	9
Installment	394	397	222	140	403

Total net loan charge-offs	$865	$891	$1,936	$503	$466

Commercial Balance	$67,830	$59,785	$40,512	$32,675	$35,308
Commercial Charge-off Percentage	0.118%	0.330%	3.451%	0.251%	0.153%

Commercial Real Estate	$72,311	$74,660	$92,895	$97,706	$83,103
Commercial RE Charge-off Percentage	0.000%	0.000%	0.000%	0.000%	0.000%

Real Estate	$59,807	$58,524	$56,167	$57,746	$55,062
Real Estate Charge-off Percentage	0.654%	0.507%	0.563%	0.487%	0.016%

Installment	$38,270	$41,675	$41,942	$43,884	$41,973
Installment Charge-off Percentage	1.030%	0.953%	0.529%	0.319%	0.960%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2008, 2007, 2006, 2005 and 2004.  Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s  service areas.  The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2008		2007		2006		2005		2004
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$1,236	28.47%	$765	25.48%	$636	17.50%	$1,092	14.09%	$530	16.39%
Commercial real estate	1,141	30.35%	974	31.82%	777	40.12%	502	42.11%	1,136	38.57%
Real estate	153	25.11%	117	24.94%	138	24.26%	310	24.89%	313	25.56%
Installment	176	16.07%	243	17.76%	442	18.12%	739	18.91%	532	19.48%
Unallocated	64	N/A	348	N/A	352	N/A	261	N/A	484	N/A

Total	$2,770	100.00%	$2,447	100.00%	$2,345	100.00%	$2,904	100.00%	$2,995	100.00%

V	Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Management’s Discussion and Analysis and Results of Operations “Average Balances, Net Interest Income and Yields Earned and Rates Paid” set forth in our 2008 Annual Report and incorporated herein by reference.

B	Maturity analysis of time deposits greater than $100,000.

The time to remaining maturity for time deposits in excess of $100,000 are:

2008
(In thousands)

Three months or less	$11,504
Over three through six months	3,893
Over six through twelve months	6,406
Over twelve months	24,788

Total	$46,591

VI	Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2008	2007

Dividend Payout Ratio	65.85%	91.23%
Equity to Assets	7.67%	7.51%

For other ratios refer to the inside front cover of our 2008 Annual Report to Shareholders, incorporated herein by reference.

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007
	(Dollars in thousands)

Balance at December 31,	$6,759	$10,942
Weighted average interest rate at December 31	1.45%	3.77%
Average daily balance during the year	$9,063	$11,864
Average interest rate during the year	1.60%	4.47%
Maximum month-end balance during the year	$11,981	$14,967

Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices.

Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

	2008	2007
	(Dollars in thousands)

Balance at December 31,	$––	$34,500
Weighted average interest rate at December 31	3.51%	4.74%
Average daily balance during the year	$20,115	$11,360
Average interest rate during the year	2.37%	4.39%
Maximum month-end balance during the year	$42,000	$34,500

No other individual component of borrowed funds comprised more than 30% of shareholders’ equity and accordingly is not disclosed in detail.

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

James W. Everson	70	Chairman, President and Chief Executive Officer

Scott Everson	41	Senior Vice President and Chief Operating Officer

Randall M. Greenwood	45	Senior Vice President, Chief Financial Officer, Secretary /Treasurer

Timothy L. Kelley	52	Vice President – Chief Commercial Banking Officer

Elmer K. Leeper	42	Vice President – Chief Retail Banking Offier

James A. Lodes	63	Vice President – Chief Lending Officer

Michael A. Lloyd	40	Vice President – Chief Information Officer

Each individual has held the position noted during the past five years, except for the following:

Timothy L. Kelley	52	Vice President –Chief Commercial Banking

Elmer K. Leeper	42	Vice President—Chief Retail Banking

Each of these Executive Officers are serving at-will in their current positions.  The Officers have held the positions for the following time periods: James W. Everson, 26 years,  Scott A. Everson , 7 years, James A. Lodes, 13 years, Michael Lloyd, 6 years and Randall M. Greenwood, 11 years.

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 2	Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Location	Owned or Leased	Location	Owned or Leased

Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Glouster, Ohio	Owned
St. Clairsville, Ohio	Leased	Amesville, Ohio	Owned
Dover, Ohio	Owned	Nelsonville, Ohio	Owned
Dellroy, Ohio	Owned	Lancaster, Ohio	Owned
New Philadelphia, Ohio	Owned	Lancaster, Ohio	Owned
Strasburg, Ohio	Owned	Lancaster, Ohio	Owned
Tiltonsville, Ohio	Leased
Dillonvale, Ohio	Leased
St. Clairsville, Ohio	Owned

Management believes the properties described above to be in good operating condition for the purpose for which they are used.  The properties are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured.

Item 3	Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiary is a party or to which any of its property is subject.

Item 4	Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for a vote during the fourth quarter of 2008.

PART II

Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 7, “Shareholder Information” of the 2008 Annual Report To Shareholders and refer to Page 37, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2008 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2008 to 10/31/2008	-	-	-	-
Month #2 11/1/2008 to 11/30/2008	403	$9.01	403	$1,996,369
Month #3 12/1/2008 to 12/31/2008	18,574	$9.27	18,574	$1,824,188
Total	18,977	$9.10	18,977	$1,824,188

United Bancorp purchased these shares under a stock purchase program publicly announced by a press release issued on November 18, 2008, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period.  Such authorization will expire on November  18, 2010.   The program effectively constitutes a renewal of the Company’s stock purchase program that was set to expire on November 21, 2008.

Item 6	Selected Consolidated Financial Data

Refer to inside front cover, “Decade of Progress” of the 2008 Annual Report To Shareholders, which is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 12-25, “Management’s Discussion and Analysis” of the 2008 Annual Report To Shareholders.

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

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses.  This evaluation includes specific loss estimates on certain individually reviewed loans, statistical losses, estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions.  Also considered as part of that judgement is a review of the Bank’s trends in delinquencies and loan losses, and economic factors.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio.  Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgement about the credit quality of the loan portfolio.  While the Company strives to reflect all known risk factors in its evaluation, judgement errors may occur.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Refer to Page 18-20 “Asset/Liability Management and Sensitivity to Market Risks” of the 2008 Annual Report to Shareholders, which is incorporated herein by reference.

Item 8	Financial Statements and Supplementary Data

Refer to the 2008 Annual Report To Shareholders, which is incorporated herein by reference.

Item 9	Changes In and Disagreements With Accountants

Not applicable.

Item 9A	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2008, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision and with the participation of management, including our principal executive  and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of § 240.13a-15 of this chapter.  Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.”  Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.  Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	55,529	$10.34	500,000
Equity compensation plans not approved by security holders

Total	55,529	$10.34	500,000

Item 13	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15	Exhibits and Financial Statement/Schedules

Financial Statements

(a)
The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 26 through 71 of the United Bancorp, Inc. 2008 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets
December 31, 2008 and 2007

Consolidated Statements of Income
Years Ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Reports of Independent Registered Public Accounting Firms

EXHIBITS

Exhibit Number	Exhibit Description

2	Purchase and Assumption Agreement dated September 18, 2008 (7)

3.1	Amended Articles of Incorporation (1)

3.2	Amended Code of Regulations (2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.5	James A. Lodes Change in Control Agreement (3)

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd and James A. Lodes. (5)

10.10	United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors Deferred Compensation Plan. (5)

10.11
Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2008 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

United Bancorp Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/James W. Everson	March 27, 2009
James W. Everson, Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/James W. Everson	March 27, 2009
James W. Everson, Chairman, President & CEO

By:	/s/Randall M. Greenwood	March 27, 2009
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Michael J. Arciello	March 27, 2009
Michael J. Arciello, Director

By:	/s/Terry A. McGhee	March 27, 2009
Terry A. McGhee, Director

By:	/s/John M. Hoopingarner	March 27, 2009
John M. Hoopingarner, Director

By:	/s/Richard L. Riesbeck	March 27, 2009
Richard L. Riesbeck, Director

By:	/s/Samual J. Jones	March 27, 2009
Samual J. Jones , Director

By:	/s/Matthew C. Thomas	March 27, 2009
Matthew C. Thomas, Director

United Bancorp Inc.
Exhibit Index

Exhibit Number	Exhibit Description

2	Purchase and Assumption Agreement dated September 18, 2008 (7)

3.1	Amended Articles of Incorporation (1)

3.2	Amended Code of Regulations (2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.5	James A. Lodes Change in Control Agreement (3)

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd and James A. Lodes. (5)

10.10	United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors Deferred Compensation Plan. (5)

10.11
Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2008 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.