Form 10-Q
period 2009-03-31
UNITED BANCORP INC /OH/
filed 2009-05-15
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

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

Yes ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date:  As of May 1, 2009, 4,610,731 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

United Bancorp, Inc.

Contents

ITEM 1.  Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$4,062	$5,605
Interest-bearing demand deposits	11,731	6,684
Federal funds sold	—	19,180
Cash and cash equivalents	15,793	31,469
Certificates of deposit in other financial institutions	16,084	—
Available-for-sale securities	133,100	129,416
Held-to-maturity securities	15,696	15,687
Loans, net of allowance for loan losses of $3,001 and $2,770 at March 31, 2009 and December 31, 2008, respectively	233,415	235,448
Premises and equipment	8,538	8,466
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	1,637	1,407
Intangible assets	737	775
Accrued interest receivable	2,741	3,037
Bank-owned life insurance	9,744	9,653
Other assets	1,924	1,636
Total assets	$444,219	$441,804
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$138,627	$142,434
Savings	42,672	40,309
Time	165,444	164,302
Total deposits	346,743	347,045
Short-term borrowings	12,428	7,809
Federal Home Loan Bank advances	43,590	43,745
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	3,392	5,301
Total liabilities	410,153	407,900
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,190,304 shares	5,190	5,190
Additional paid-in capital	25,042	25,656
Retained earnings	10,657	9,856
Stock held by deferred compensation plan; 148,980 and 132,906 shares at March 31, 2009 and December 31, 2008, respectively	(1,429)	(1,300)
Unearned ESOP compensation	(2,704)	(2,718)
Accumulated other comprehensive loss	(1,052)	(1,094)
Treasury stock, at cost
March 31, 2009 – 146,954 shares, December 31, 2008 – 164,442 shares	(1,638)	(1,686)
Total stockholders’ equity	34,066	33,904
Total liabilities and stockholders’ equity	$444,219	$441,804

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2009 and 2008
(In thousands, except per share data)
(Unaudited)
	2009	2008
Interest and Dividend Income
Loans	$4,021	$4,340
Securities
Taxable	1,311	1,774
Tax-exempt	433	447
Federal funds sold	7	1
Dividends on Federal Home Loan Bank and other stock	141	98
Total interest and dividend income	5,913	6,660
Interest Expense
Deposits	1,582	2,416
Federal funds purchased and repurchase agreements	8	94
Borrowings	484	633
Total interest expense	2,074	3,143
Net Interest Income	3,839	3,517
Provision for Loan Losses	324	168
Net Interest Income After Provision for Loan Losses	3,515	3,349
Noninterest Income
Customer service fees	512	491
Net gains on loan sales	13	14
Gain on sale of foreclosed real estate	43	3
Other	221	248
Total noninterest income	789	756
Noninterest Expense
Salaries and employee benefits	1,622	1,479
Net occupancy expense	399	320
Professional fees	227	190
Insurance	133	103
Franchise and other taxes	124	120
Advertising	93	95
Printing and office supplies	81	65
Amortization of intangible asset	38	—
Provision for losses on foreclosed real estate	—	155
Other	592	450
Total noninterest expense	3,309	2,977

Income Before Federal Income Taxes	995	1,128

Provision for Federal Income Taxes	194	225

Net Income	$801	$903

Basic Earnings Per Share	$0.17	$0.20

Diluted Earnings Per Share	$0.17	$0.20

Dividends per share	$0.14	$0.13

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Net Income	$801	$903

Other comprehensive income, net of related tax effects:
Unrealized holding gains on securities during the period, net of taxes of $22 and $461 in 2009 and 2008, respectively	42	894

Comprehensive Income	$843	$1,797

Accumulated Other Comprehensive (Loss) Income	$(1,052)	$394

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Operating Activities
Net income	$801	$903
Items not requiring (providing) cash
Depreciation and amortization	174	134
Amortization of intangible asset	38	—
Provision for loan losses	324	168
Provision for losses on foreclosed real estate	—	155
Amortization of premiums and discounts on securities, net	23	20
Gain on sale of loans	(13)	(14)
Increase in value of bank-owned life insurance	(91)	(55)
Amortization of mortgage servicing rights	14	21
Gain on sale of foreclosed real estate	(43)	(3)
Net change in accrued interest receivable and other assets	405	(1,095)
Net change in accrued expenses and other liabilities	(2,292)	617

Net cash (used in) provided by operating activities	(660)	851

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	23,499	34,149
Purchases	(27,151)	(26,453)
Net change in loans	1,286	587
Purchase of certificates of deposit in other financial institutions	(16,084)	—
Proceeds from sale of real estate owned	163	3
Purchases of premises and equipment	(210)	(140)

Net cash (used in) provided by investing activities	(18,497)	8,146

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)
For the Three Months Ended March 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Financing Activities
Net change in deposits	$(302)	$4,778
Net change in short-term borrowings	4,619	(10,572)
Net change in long-term debt	(155)	324
Cash dividends paid	(704)	(649)
Proceeds from purchase of shares by Dividend Reinvestment Plan	112	99
Shares purchased for deferred compensation plan	—	102
Treasury stock purchases	(89)	(57)

Net cash provided by (used in) financing activities	3,481	(5,975)

(Decrease) Increase in Cash and Cash Equivalents	(15,676)	3,022

Cash and Cash Equivalents, Beginning of Period	31,469	12,324

Cash and Cash Equivalents, End of Period	$15,793	$15,346

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,112	$3,289

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to real estate and other repossessed assets	$436	$131

Recognition of mortgage servicing rights	$—	$26

Unrealized gains on securities designated as available for sale, net of related tax effects	$42	$894

Recognition of liability related to adoption of EITF Issue 06-4 on split dollar life insurance policies	$—	$1,005

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

Note 1: Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2009, and its results of operations and cash flows for the three month periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2008 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, The Citizens Savings Bank of Martins Ferry, Ohio (“the Bank” or “Citizens”). The Company operates in two divisions, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.  All intercompany transactions and balances have been eliminated in consolidation.

On September 19, 2008, Citizens acquired from the Federal Deposit Insurance Corporation (“FDIC”) the deposits of three banking offices of a failed institution in Belmont County, Ohio.  Deposits acquired totaled approximately $39.3 million.  These acquired deposits included approximately $9.0 million of brokered deposits that were originated by the prior financial institution.  Immediately after the acquisition, the Company lowered the interest rates on these brokered deposits and as anticipated these deposit accounts were closed by December 31, 2008.

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking.  Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.  Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations.  The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and twelve branches in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, Saint Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio.  The Community Bank division conducts its business through its main office in Lancaster, Ohio and seven offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio.  The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released.  At March 31, 2009 and 2008, the ESOP held 283,635 and 307,274 unallocated shares, respectively, which were not included in weighted-average common shares outstanding.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock option plans.

	Three months ended March 31,
	2009	2008

Basic
Net income (In thousands)	$801	$903

Weighted average common shares outstanding	4,600,174	4,572,057

Basic earnings per common share	$0.17	$0.20

Diluted
Net income (In thousands)	$801	$903

Weighted average common shares outstanding for basic earnings per common share	4,600,174	4,572,057

Add: Dilutive effects of assumed exercise of stock options	—	—

Average shares and dilutive potential common shares	4,600,174	4,572,057

Diluted earnings per common share	$0.17	$0.20

Options to purchase 55,529 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both March 31, 2009 and 2008, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

Income Taxes

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

Recent Accounting Pronouncements

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

SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  Management adopted SFAS No. 141(R) effective January 1, 2009, as required, without material effect on the Company’s financial statements.

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

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management adopted SFAS No. 160 effective January 1, 2009, as required, without material effect on the Company’s financial statements.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

In April 2009, the Financial Accounting Standards Board (FASB) issued three new FASB Staff Positions (FSPs) to address:  (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair value of financial instruments, as follows:

FASB Staff Position (FSP) 157-4 “Determining When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the framework established by FAS 157.  The FSP reiterates fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

In addition, the FASB issued FSP 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.”  The FASB has concluded that changes were necessary to the process for determining whether impairment on debt securities is other-than-temporary.  The FSP replaces the requirement that an entity’s management must assert it has both the intent and the ability to hold an impaired debt security until recovery with a requirement that management assert:

•	It does not have the intent to sell the security; and

•	It is more-likely-than-not it will not have to sell the security before recovery of its amortized cost basis less any current period credit losses

If those two assertions are true, only the portion of the impairment due to credit loss is recorded in income.  Other portions of the impairment (any portions not related to credit loss) are recorded in other comprehensive income.  Credit loss is defined in the FSP as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists) and an other-than-temporary impairment shall be considered to have occurred and the portion of the loss attributable to the credit loss is recorded in net income.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Finally, the FASB issued FSB 107-1 and APB 28-1 “Interim Disclosures About Fair Values of Financial Instruments.”  This FSP requires publicly traded companies to include disclosures about fair value in interim financial statements for all financial instruments within the scope of FAS 107.  The specific disclosures required include the method(s) and significant assumptions used to estimate the fair value of financial instruments, as well as changes in those methods and assumptions, and the carrying values of those instruments.  The disclosures must clearly identify how the carrying value reported in the disclosures relates to what is reported in the statement of financial position.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Management is currently evaluating the provisions of the three FSPs, but does not expect the adoption to have a material effect on the Company’s financial statements.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

Note 2: Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Three months ended March 31,
	2009	2008
	(In thousands)
Beginning balance	$2,770	$2,447
Provision for loan losses	324	168
Loans charged-off	(140)	(122)
Recoveries of previous charge-offs	47	47
Ending balance	$3,001	$2,540

The Company’s impaired loans totaled $7.2 million and $7.5 million at March 31, 2009 and December 31, 2008, respectively.  The Company reviews each impaired loan to determine whether a specific allowance for loan loss is necessary.   Based upon this review, an allowance for loan losses of $1.5 million and $1.5 million relates to impaired loans of $5.2 million and $5.5 million, at March 31, 2009 and December 31, 2008, respectively.  At both March 31, 2009 and December 31, 2008, impaired loans of $2.0 million had no related allowance for loan losses.

Interest income of $15,700 and $10,000 was recognized on average impaired loans of $7.4 million and $3.9 million for the three months ended March 31, 2009 and 2008, respectively.  Interest income was recognized on impaired loans on a cash basis for each of the three months ended March 31, 2009 and 2008.

At March 31, 2009 and December 31, 2008, accruing loans delinquent 90 days or more (including impaired loans of $1.3 million at March 31, 2009 and $1.1 million at December 31, 2008) totaled $2.4 million and $1.6 million, respectively.  Non-accruing loans at March 31, 2009 and December 31, 2008 (including impaired loans of $5.1 million at March 31, 2009 and $4.9 million at December 31, 2008) were $5.8 million and $5.4 million, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

Note 3: Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2009	2008
	(In thousands)
Service cost	$57	$59
Interest cost	41	45
Expected return on assets	(38)	(59)
Amortization of prior service cost, transition liability, net gain and plan amendment	30	15

Pension expense	$90	$60

In addition to the Company’s normal pension expense in the table above, during the three months ended March 31, 2008, the Company recorded an additional expense of approximately $28,000 as certain participants in the Company’s defined benefit plan were paid lump sum distributions from the plan.  Management does not anticipate the Company will incur settlement accounting expense under the provisions of SFAS No. 88, during 2009.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Commitments to extend credit	$31,889	$26,110
Credit card and ready reserve lines	13,737	12,912
Standby letters of credit	720	820

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

Note 5: Fair Value Measurements

The Company accounts for fair value measurements in accordance with SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2009
Available-for-sale securities	$133,100	$––	$133,100	$––

December 31, 2008
Available-for-sale securities	$129,416	$––	$129,416	$––

Impaired Loans

Impaired loans consisted primarily of loans secured by nonresidential real estate.  Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Management has determined fair value measurements on other real estate owned primarily through evaluations of appraisals performed, and current and past offers for the other real estate under evaluation.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2009
Impaired loans	$1,522	$—	$––	$1,522

Foreclosed assets held for sale	436	—	—	436

December 31, 2008
Impaired loans	$4,856	$—	$—	$4,856
Mortgage servicing rights	394	—	—	394
Foreclosed assets held for sale	208	—	—	208

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 2

The following discusses the financial condition of the Company as of March 31, 2009, as compared to December 31, 2008, and the results of operations for the three months ended March 31, 2009, compared to the same period in 2008.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s net interest margin of 4.05% for the three months ended March 31, 2009, generated an increase of approximately $322,000 in net interest income over the same period in 2008.  This increase is a result of our interest expense decreasing at a faster pace than our interest income.  However, as a result of the increased level of loan loss provision and the additional overhead from the Company’s September 19, 2008 purchase of branches of a failed bank from the Federal Deposit Insurance Corporation, the Company’s net income decreased 11.3% for the three months ended March 31, 2009.

We believe the Company’s strong results of operations, as compared to our peer group, for the three months ended March 31, 2009 are a result of several factors, including:  (1) reductions by the Federal Reserve in prior periods of short term interest rates; (2) enhanced service charge income on deposit accounts; and (3) the additional low cost of funds from the failed bank branch acquisition.  As a result of previous reductions in short term interest rates by the Federal Reserve, we are projecting the Company’s net interest margin to remain stable in 2009.

As previously mentioned, with the acquisition of three new offices on September 19th from the FDIC as receiver, we added additional staffing at our customer service and operation levels.  With extremely short notice, our expanded team worked diligently to convert these three offices to our systems in just 60 days, adding 6500 new accounts, three new ATM’s and a much needed brick and mortar branch office with drive thru, safe deposit boxes and night drop to complement our Riesbeck’s In-Store location in St. Clairsville, in addition to new locations in Tiltonsville and Dillonvale, Ohio.

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

The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources except as discussed herein.  The Company is not aware of any current recommendation by regulatory authorities that would have such effect if implemented except as discussed herein.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date such statements were made or to reflect the occurrence of anticipated or unanticipated events.

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The consolidated financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Legislative Development

In February 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund (DIF).  The amended restoration plan extended the period of time to raise the DIF reserve ratio to 1.15 percent from five to seven years.  The amended restoration plan also includes a final rule that sets assessment rates. Under this final rule, beginning on April 1, 2009 the Company expects the FDIC premium assessed to the Company to increase.

The Board of the FDIC also adopted an interim rule imposing a 20 basis point special assessment on insured institutions as of June 30, 2009 which will be payable on September 30, 2009.  The interim rule would also allow the assessment of additional special assessments of up to 10 basis points after June 30, 2009 as deemed necessary.  On March 5, 2009, the FDIC announced its intention to cut the agency’s planned special emergency assessment in half, from 20 to 10 basis points, provided that Congress clears legislation expanding the FDIC’s line of credit with Treasury to $100 billion.

While the Company has not fully evaluated the impact the increased assessment rates and the pending special assessment will have on the 2009 financial results, it is anticipated the impact will be material to the 2009 results of operations.

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

Analysis of Financial Condition

Earning Assets – Loans

At March 31, 2009, gross loans were $236.4 million, compared to $238.2 million at December 31, 2008, a decrease of $1.8 million or 0.8%.  The overall reduction in the loan portfolio was driven by a $1.2 million decrease in commercial and commercial real estate loans since December 31, 2008.

Installment loans represented 16.2% of total loans at March 31, 2009, and 16.1% at December 31, 2008.  This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields.  Installment loans have decreased $630,000, or 1.7%, since December 31, 2008.  The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 branch locations.

Commercial and commercial real estate loans comprised 58.6% of total loans at March 31, 2009, compared to 58.8% at December 31, 2008.  Commercial and commercial real estate loans have decreased $1.2 million, or 0.8% since December 31, 2008.  The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Real estate loans were 25.2% of total loans at March 31, 2009 and 25.1% at December 31, 2008.  Real estate loans have increased by $9,000 since December 31, 2008.  Real estate lending for the three months of 2009 has been slow with respect to the Company’s adjustable-rate mortgage products.  As of March 31, 2009, the Bank has approximately $32.9 million in fixed-rate loans that have been sold in the secondary market.  The Company continues to service these loans for a fee that is typically 25 basis points.  At March 31, 2009, the Company did not hold any loans for sale.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the three months ended March 31, 2009 were approximately $93,000, or 3.4%, of the beginning balance in the allowance for loan losses.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments.  The Company does not hold any collateralized mortgage-backed securities or derivative securities other than those issued by U.S. government agencies. Securities available for sale at March 31, 2009 increased approximately $3.7 million, or 2.8%, from December 31, 2008 totals.  With the overall decreasing interest rate environment, the Company has experienced a high level of called bond activity during the first three months of 2009.  While the Company has plans to reinvest a portion of these funds in other available-for-sale securities, there is lag between the time when bonds are called and the right investment opportunity is available to the Company.  Also given the historically low interest rate environment at present, the Company has implemented a strategy to invest in short term certificates of deposit (“CD’s”) of other financial institutions.  These CD’s are fully insured by the Federal Deposit Insurance Corporation and offer an alternative to investing in longer term U.S Government agency-backed securities.  As of March 31, 2009, the Company had approximately $16.1 million of CD’s with an average yield of 2.23% and an average term to maturity of 179 days.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended March 31, 2009, total core deposits increased approximately $281,000, or 0.09%.  The Company’s savings accounts increased $2.4 million, or 5.9%, from December 31, 2008 totals.  The Company’s interest-bearing demand deposits decreased $3.1 million, or 2.6%, noninterest-bearing demand deposits decreased $1.4 million, or 5.8%, while certificates of deposit under $100,000 increased by $1.7 million, or 1.5%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At March 31, 2009, certificates of deposit greater than $100,000 decreased $581,000, or 1.3%, from December 31, 2008 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $4.6 million from December 31, 2008 totals.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Net Income

Basic and diluted earnings per share for the three months ended March 31, 2009 totaled $0.17 compared with $0.20 for the three months ended March 31, 2008, a decrease of 15.0%.  In dollars, the Company’s net income was $801,000 for the three months ended March 31, 2009, a decrease of $102,000, or 11.3% compared net income of $903,000 for the same quarter in 2008.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income increased 9.2%, or $322,000, for the three months ended March 31, 2009 compared to the same period in 2008, due primarily to the effects of decreasing interest rates in the economy, which resulted in a lower cost of funds on depository products during the three months ended March 31, 2009.

Provision for Loan Losses

The provision for loan losses was $324,000 for the three months ended March 31, 2009, compared to $168,000 for the same period in 2008.  The increase in loan loss provision for the three-month period ended March 31, 2009, was based upon an increase in nonperforming loans and consideration of the economic challenges facing the banking industry.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended March 31, 2009 was $789,000, an increase of $33,000 or 4.4%, compared to $756,000 for the same three-month period ended March 31, 2008.  During the three-months ended March 31, 2009, the increase in noninterest income was primarily driven by an increase in customer service fees of approximately $21,000 and an increase in gains on sale of foreclosed real estate of  approximately $40,000.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Expense

Noninterest expense was $3.3 million for the three months ended March 31, 2009, an increase of $332,000, or 11.1%, over the three months ended March 31, 2008.  The Company has experienced an overall increase in noninterest expense due to the September 2008 acquisition of branches of a failed bank.  With this acquisition the Company expanded from 17 to 20 offices and and as a result increased staff and general overhead from this expansion. Salaries and employee benefit expense increased $143,000, or 9.7%, for the period ended March 31, 2009 over the same period in 2008.  This increase was primarily due to normal merit increases, increased incentive award and ESOP expenses.  Professional fees increased $37,000 for the first quarter of 2009 over the same period in 2008.  It is anticipated this trend will continue for the remainder of 2009 as the Company is working out of several problem credit situations.  Occupancy and equipment expense increased $79,000, or 24.5% for the first quarter of 2009 over the same period in 2008.  Increased depreciation expense on computer hardware and software and related service maintenance was the primary reason for the increase.  Stationary and office supplies increased $16,000 for the first quarter of 2009 over the same period in 2008.

Federal Income Taxes

The provision for federal income taxes was $194,000 for the three months ended March 31, 2009, a decrease of $31,000 compared to the same period in 2008.  The decrease in tax expense was due primarily to a $133,000 decrease in pretax income.  The effective tax rate was 19.5% and 19.9% for the three months ended March 31, 2009 and 2008, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity, totaled $34.1 million at March 31, 2009 compared to $33.9 million at December 31, 2008, a $162,000 increase.  Total stockholders’ equity in relation to total assets was 7.7% at both March 31, 2009 and December 31, 2008.  In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares.  This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company.  The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.  Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The minimums related to such capital requirements are:

	Total Capital To Risk-Weighted	Tier 1 Capital To Risk-Weighted	Tier 1 Capital To Average
	Assets	Assets	Assets
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%

The following table illustrates the Company’s well-capitalized classification at March 31, 2009.

March 31,
2009
(Unaudited)
(Dollars in thousands)
Tier 1 capital	$37,977
Total risk-based capital	40,978
Risk-weighted assets	270,408
Average total assets	446,085

Total risk-based capital ratio	15.15%
Tier 1 risk-based capital ratio	14.04%
Tier 1 capital to average assets	8.51%

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 1.  Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s for 10K for the year ended December 31, 2008, filed on March 27, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/2009 to 1/31/2009	9,501	$9.41	9,501	$1,734,810
Month #2 2/1/2009 to 2/28/2009	––	––	––	$1,734,810
Month #3 3/1/2009 to 3/31/2009	––	––	––	$1,734,810

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 18, 2008, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period.  Such authorization will expire on November 18, 2010.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan.  Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers.  Under the Plan, eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account.  Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors.  Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock.  On January 20, 2009, the Company purchased a total of 10,818 common shares for participant accounts.  No underwriting fees, discounts, or commissions are paid in connection with the Plan.  The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

/s/ United Bancorp, Inc.

Date: May 15, 2009	By:	/s/ James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
3.1	Amended Articles of Incorporation of United Bancorp, Inc.
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