Form 10-Q
period 2009-06-30
UNITED BANCORP INC /OH/
filed 2009-08-13
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Yes ☐               No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date:  As of August 3 2009, 5,058,144 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

United Bancorp, Inc.
Contents

ITEM 1.  Financial Statements

United Bancorp, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$4,602	$5,605
Interest-bearing deposits	30,044	6,684
Federal funds sold	—	19,180

Cash and cash equivalents	34,646	31,469

Certificates of deposit in other financial institutions	25,540	—
Available-for-sale securities	109,918	129,416
Held-to-maturity securities	15,274	15,687
Loans, net of allowance for loan losses of $3,291 and $2,770 at June 30, 2009 and December 31, 2008, respectively	235,947	235,448
Premises and equipment	8,710	8,466
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	989	1,407
Intangible assets	707	775
Accrued interest receivable	2,258	3,037
Bank-owned life insurance	9,835	9,653
Other assets	2,205	1,636

Total assets	$450,839	$441,804

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$130,071	$142,434
Savings	43,387	40,309
Time	171,452	164,302

Total deposits	344,910	347,045

Short-term borrowings	11,021	7,809
Federal Home Loan Bank advances	49,447	43,745
Trade date security purchases	4,170	—
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	3,702	5,301

Total liabilities	417,250	407,900

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,190,304 shares	5,190	5,190
Additional paid-in capital	24,381	25,656
Retained earnings	11,329	9,856
Stock held by deferred compensation plan; 152,108 and 132,906 shares at June 30, 2009 and December 31, 2008, respectively	(1,467)	(1,300)
Unearned ESOP compensation	(2,704)	(2,718)
Accumulated other comprehensive loss	(1,609)	(1,094)
Treasury stock, at cost
June 30, 2009 – 132,160 shares, December 31, 2008 – 164,442 shares	(1,531)	(1,686)

Total stockholders’ equity	33,589	33,904

Total liabilities and stockholders’ equity	$450,839	$441,804

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$4,168	$4,342	$8,189	$8,682
Taxable securities	1,080	1,646	2,391	3,420
Non-taxable securities	433	446	866	893
Federal funds sold	10	11	17	12
Dividends on Federal Home Loan Bank stock and other	170	36	311	134
Total interest and dividend income	5,861	6,481	11,774	13,141

Interest expense
Deposits
Demand	100	414	294	1,093
Savings	42	35	80	65
Time	1,357	1,531	2,707	3,238
Borrowings	528	537	1,020	1,264
Total interest expense	2,027	2,517	4,101	5,660
Net interest income	3,834	3,964	7,673	7,481

Provision for loan losses	334	395	658	563
Net interest income after provision for loan losses	3,500	3,569	7,015	6,918

Noninterest income
Service charges on deposit accounts	574	511	1,086	1,002
Realized gains on sales of securities	25	—	25	—
Realized gains on sales of loans	37	45	50	59
Realized gains on sales of other real estate and repossessed assets	36	—	79	3
Other income	141	202	362	450
Total noninterest income	813	758	1,602	1,514

Noninterest expense
Salaries and employee benefits	1,665	1,608	3,287	3,087
Net occupancy expense	404	341	803	661
Provision for losses on foreclosed real estate	—	—	—	155
Professional services	200	182	427	372
Insurance	313	105	446	208
FDIC special assessment	225	—	225	—
Franchise and other taxes	122	118	246	238
Advertising	93	79	186	174
Stationery and office supplies	88	86	169	151
Amortization of intangible asset	30	—	68	—
Other expenses	427	483	1,019	933
Total noninterest expense	3,567	3,002	6,876	5,979
Income before federal income taxes	746	1,325	1,741	2,453

Federal income taxes	74	300	268	525
Net income	$672	$1,025	$1,473	$1,928

EARNINGS PER COMMON SHARE
Basic	$0.15	$0.22	$0.32	$0.42
Diluted	$0.15	$0.22	$0.32	$0.42
DIVIDENDS PER COMMON SHARE	$0.14	$0.13	$0.28	$0.26

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$672	$1,025	$1,473	$1,928

Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities during the
period, net of tax benefits of $279, $1,146,
$257, and $686 for each respective period	(541)	(2,225)	(499)	(1,331)

Reclassification adjustment for realized gains
included in income, net of taxes	(16)	—	(16)	—

Comprehensive income (loss)	$115	$(1,200)	$958	$597

Accumulated comprehensive loss	$(1,609)	$(1,831)	$(1,609)	$(1,831)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Operating Activities
Net income	$1,473	$1,928
Items not requiring (providing) cash
Amortization of premiums and discounts on securities, net	119	40
Depreciation and amortization	365	272
Amortization of intangible asset	68	—
Provision for loan losses	658	563
Provision for losses on foreclosed assets	—	155
Increase in value of bank-owned life insurance	(182)	(114)
Federal Home Loan Bank stock dividends	—	(60)
Gain on sale of securities	(25)	—
Gain on called securities	—	(25)
Gain on sale of loans	(50)	(59)
Proceeds from sale of loans	3,379	2,460
Loans originated for sale	(3,329)	(2,401)
Gain on sale of foreclosed assets	(79)	(3)
Deferred income taxes	—	510
Amortization of mortgage servicing rights	107	43
Net change in accrued interest receivable and other assets	574	(491)
Net change in accrued expenses and other liabilities	(2,156)	(2,519)

Net cash provided by operating activities	922	299

Investing Activities
Securities available for sale:
Sales, maturities, prepayments and calls	78,366	72,311
Purchases	(55,327)	(46,107)
Securities held to maturity:
Maturities, prepayments and calls	430	—
Net change in loans	(1,543)	(89)
Net change in certificates of deposit in other financial institutions	(25,540)	—
Proceeds from sale of premises and equipment	36	—
Purchases of premises and equipment	(609)	(325)
Proceeds from sale of foreclosed assets	935	3

Net cash provided by (used in) investing activities	(3,252)	25,793

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Financing Activities
Net change in deposits	$(2,135)	$(8,572)
Net change in short-term borrowings	3,212	(12,854)
Net change in long-term borrowings	5,702	—
Treasury stock issued, net of purchases	138	174
Proceeds from issuance of common stock	—	99
Cash dividends paid on common stock	(1,410)	(1,308)

Net cash provided by (used in) financing activities	5,507	(22,461)

Increase in Cash and Cash Equivalents	3,177	3,631

Cash and Cash Equivalents, Beginning of Period	31,469	12,324

Cash and Cash Equivalents, End of Period	$34,646	$15,955

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$4,154	$5,892

Federal income taxes paid	$227	$150

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$436	$131

Unrealized losses on securities designated as available for sale, net of related tax effects	$(499)	$(1,331)

Recognition of mortgage servicing rights	$—	$30

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2009, and its results of operations and cash flows for the six and three month periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2008 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the six and three months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

On September 19, 2008, Citizens acquired from the Federal Deposit Insurance Corporation (“FDIC”) the deposits of three banking offices of a failed institution in Belmont County, Ohio.  Deposits acquired totaled approximately $39.3 million.  These acquired deposits included approximately $9.0 million of brokered deposits that were originated by the prior financial institution.  Immediately after the acquisition, the Company lowered the interest rates on these brokered deposits and, as anticipated, these deposit accounts were closed by December 31, 2008.

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
For the Three and Six Months Ended June 30, 2009 and 2008

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

Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value.  Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

Amortization of premiums and accretion of discounts are recorded as interest income from securities.  Realized gains and losses are recorded as net security gains (losses).  Gains and losses on sales of securities are determined on the specific-identification method.

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released.  At June 30, 2009, the ESOP held 283,635 unallocated shares which were not included in weighted-average common shares outstanding.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock option plans.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Basic
Net income (In thousands)	$672	$1,025	$1,473	$1,928
Weighted average common shares outstanding	4,610,248	4,579,773	4,606,728	4,575,930
Basic earnings per common share	$0.15	$0.22	$0.32	$0.42

Diluted
Net income (In thousands)	$672	$1,025	$1,473	$1,928
Weighted average common shares outstanding for basic earnings per common share	4,610,248	4,579,773	4,606,728	4,575,930
Add: Dilutive effects of assumed exercise of stock options	—	161	—	145
Average shares and dilutive potential common shares	4,610,248	4,579,934	4,606,728	4,576,075

Diluted earnings per common share	$0.15	$0.22	$0.32	$0.42
Number of stock options not considered in computing diluted earnings per share due to antidilutive nature	55,529	29,040	55,529	29,040

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

Options to purchase 55,529 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at June 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  Options to purchase 55,529 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at June 30, 2008, but 29,040 options to purchase common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

In April 2009, the FASB issued three new FASB Staff Positions (FSPs) to address:  (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair value of financial instruments, as follows:

FSP 157-4 “Determining When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the framework established by FAS 157.  The FSP reiterates fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 157-4 as of June 30, 2009, without material effect on the Company’s consolidated statements of financial position and results of operations.

FSP 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” addresses the FASB conclusion that changes were necessary to the process for determining whether impairment on debt securities is other-than-temporary.  The FSP replaces the requirement that an entity’s management must assert it has both the intent and the ability to hold an impaired debt security until recovery with a requirement that management assert:

•	It does not have the intent to sell the security; and
•	It is more-likely-than-not it will not have to sell the security before recovery of its amortized cost basis less any current period credit losses

If those two assertions are true, only the portion of the impairment due to credit loss is recorded in income.  Other portions of the impairment (any portions not related to credit loss) are recorded in other comprehensive income.  Credit loss is defined in the FSP as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists) and an other-than-temporary impairment shall be considered to have occurred and the portion of the loss attributable to the credit loss is recorded in net income.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 115-2 and 124-2 as of June 30, 2009, without material effect on the Company’s consolidated statements of financial position and results of operations.

FSB 107-1 and APB 28-1 “Interim Disclosures About Fair Values of Financial Instruments”, requires publicly traded companies to include disclosures about fair value in interim financial statements for all financial instruments within the scope of FAS 107.  The specific disclosures required include the method(s) and significant assumptions used to estimate the fair value of financial instruments, as well as changes in those methods and assumptions, and the carrying values of those instruments.  The disclosures must clearly identify how the carrying value reported in the disclosures relates to what is reported in the statement of financial position.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 107-1 and APB 28-1 as of June 30, 2009, without material effect on the Company’s consolidated statements of financial position and results of operation.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles.  SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  The Company adopted SFAS No. 165 as of June 30, 2009, which was the required effective date.

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 13, 2009, the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets: an Amendment of FASB Statement No. 140”.  SFAS No. 166 changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 166 also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs).  As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with SFAS No. 166.

SFAS No. 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009 (January 1, 2010 as to the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of SFAS No. 166 must be applied to transfers that occur on or after the effective date.  Early application is prohibited.  SFAS No. 166 also requires additional disclosures about transfers of financial assets that occur both before and after the effective date.  The Company does not believe that the adoption of SFAS No. 166 will have a significant effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No. 46(R)”, to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics.  Among other things, SFAS No. 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated.  SFAS No. 167 requires an entity to provide significantly more disclosures about its involvement with VIEs.  As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.

SFAS No. 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 as to the Company) and for interim periods within the first annual reporting period.  Earlier application is prohibited.  The Company does not believe that the adoption of SFAS No. 167 will have a significant effect on its consolidated financial statements.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2009 (unaudited):
U.S. government agencies	$69,498	$142	$(431)	$69,209
State and political subdivisions	26,965	52	(918)	26,099
Mortgage-backed securities	14,220	392	(6)	14,606
Equity securities	4	—	—	4

	$110,687	$586	$(1,355)	$109,918

December 31, 2008:
U.S. government agencies	$86,458	$928	$—	$87,386
State and political subdivisions	26,970	18	(1,252)	25,736
Mortgage-backed securities	15,972	319	(1)	16,290
Equity securities	4	—	—	4

	$129,404	$1,265	$(1,253)	$129,416

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2009 (unaudited):
State and political subdivisions	$15,274	$249	$(101)	$15,422

December 31, 2008:
State and political subdivisions	$15,687	$185	$(175)	$15,697

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands, unaudited)

Within one year	$350	$354	$280	$283
One to five years	3,460	3,498	3,359	3,456
Five to ten years	20,645	20,798	5,828	5,946
After ten years	86,228	85,264	5,807	5,737

	110,683	109,914	15,274	15,422

Equity securities	4	4	—	—

Totals	$110,687	$109,918	$15,274	$15,422

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $82.9 million at June 30, 2009 and $89.7 million at December 31, 2008.

Information with respect to sales of available for sale securities and resulting gross realized gains and losses was as follows:

	Six months ended June 30,
	2009	2008
	(In thousands, unaudited)

Proceeds from sale	$1,000	$—
Gross gains	—	—
Gross losses	25	—

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments was $66.7 million at June 30, 2009, and $31.5 million at December 31, 2008, which represented approximately 53% and 22%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio at each respective date.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

June 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands, unaudited)

US Government agency securities	$39,921	$(431)	$—	$—	$39,921	$(431)
State and political subdivisions	22,705	(794)	3,357	(225)	26,062	(1,019)
Mortgage-backed securities	732	(6)	—	—	732	(6)

Total temporarily impaired securities	$63,358	$(1,231)	$3,357	$(225)	$66,715	$(1,456)

December 31, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

Mortgage-backed securities	$—	$—	$288	$(1)	$288	$(1)
State and political subdivisions	31,249	(1,427)	—	—	31,249	(1,427)

Total temporarily impaired securities	$31,249	$(1,427)	$288	$(1)	$31,537	$(1,428)

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were primarily caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

Mortgage-backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were primarily caused by changes in interest rates.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were primarily caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Note 3:	Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)

Beginning balance	$3,001	$2,540	$2,770	$2,447
Provision for loan losses	334	395	658	563
Loans charged-off	(114)	(141)	(254)	(263)
Recoveries of previous charge-offs	70	76	117	123
Ending balance	$3,291	$2,870	$3,291	$2,870

The Company’s impaired loans totaled $6.1 million and $7.5 million at June 30, 2009 and December 31, 2008, respectively.  The Company reviews each impaired loan to determine whether a specific allowance for loan losses is necessary.  Based upon this review, an allowance for loan losses of $1.7 million and $1.5 million relates to impaired loans of $4.1 million and $5.5 million, at June 30, 2009 and December 31, 2008, respectively.  At both June 30, 2009 and December 31, 2008, impaired loans of $2.0 million had no related allowance for loan losses.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

Interest income of approximately $59,000 and $100,000 was recognized on average impaired loans of $7.0 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively.  Interest income was recognized on impaired loans on a cash basis for each of the six months ended June 30, 2009 and 2008.

At June 30, 2009 and December 31, 2008, accruing loans delinquent 90 days or more (including impaired loans of $815,000 at June 30, 2009 and $1.1 million at December 31, 2008) totaled $1.7 million and $1.6 million, respectively.  Non-accruing loans at June 30, 2009 and December 31, 2008 (including impaired loans of $5.1 million at June 30, 2009 and $4.9 million at December 31, 2008) were $6.6 million and $5.4 million, respectively.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$68	$59	$125	$118
Interest cost	41	45	82	90
Expected return on assets	(37)	(59)	(75)	(118)
Amortization of prior service cost, transition liability, net gain and plan amendment	30	15	60	30

Pension expense	$102	$60	$192	$120

In addition to the Company’s normal pension expense in the table above, during the six months ended June 30, 2008, the Company recorded an additional expense of approximately $28,000 as certain participants in the Company’s defined benefit plan were paid lump sum distributions from the plan.  Management does not anticipate the Company will incur settlement accounting expense under the provisions of SFAS No. 88 during 2009.

Note 5:	Off-Balance Sheet Activities

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Commitments to extend credit	$31,383	$26,110
Credit card and ready reserve lines	13,717	12,912
Standby letters of credit	775	820

Note 6:	Fair Value Measurements

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no available for-sale-securities classified as Level 1 of the hierarchy.  If quoted market prices are not available, the Company generally relies on prices obtained from independent pricing services or brokers.  Securities measured with this valuation technique are generally classified as Level 2 of the hierarchy, and their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows using significant inputs observable in the market.  Examples of Level 2 securities include U.S. government agency bonds, mortgage-backed securities, state and political subdivision bonds, and equity securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company has no securities classified as Level 3 of the hierarchy.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2009
U.S. government agencies	$69,209	$—	$69,209	—
State and political subdivisions	26,099	—	26,099	—
Mortgage-backed securities	14,606	—	14,606	—
Equity securities	4	—	4	—

December 31, 2008
U.S. government agencies	$87,386	$—	$87,386	$—
State and political subdivisions	25,736	—	25,736	—
Mortgage-backed securities	16,290	—	16,290	—
Equity securities	4	—	4	—

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Impaired loans consisted primarily of loans secured by nonresidential real estate.  Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.  Due to the nature of the valuation inputs, impaired loans are classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Management has determined fair value measurements on other real estate owned primarily through evaluations of appraisals performed, and current and past offers for the other real estate under evaluation.  Due to the nature of the valuation inputs, foreclosed assets held for sale are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2009
Impaired loans	$1,700	$––	$––	$1,700
Mortgage servicing rights	287	––	––	287
Foreclosed assets held for sale	436	––	––	436

December 31, 2008
Impaired loans	$4,856	$––	$––	$4,856
Mortgage servicing rights	394	––	––	394
Foreclosed assets held for sale	208	––	––	208

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

The following table presents estimated fair values of the Company’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$36,646	$34,646	$31,469	$31,469
Certificates of deposits in other financial institutions	25,540	27,682	––	––
Held-to-maturity securities	15,274	15,422	15,687	15,697
Loans, net of allowance for loan losses	235,947	234,964	235,448	235,075
Federal Home Loan Bank stock	4,810	4,810	4,810	4,810
Accrued interest receivable	2,258	2,258	3,037	3,037

Financial liabilities
Deposits	344,910	330,373	347,045	349,247
Repurchase agreements	10,699	10,699	6,759	6,759
Federal Home Loan Bank advances	49,447	49,724	43,745	44,327
Subordinated debentures	4,000	2,819	4,000	2,763
Treasury tax and loan	322	322	1,050	1,050
Interest payable	416	416	469	469

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

Certificates of Deposit in other Financial Institutions

The fair value of certificates of deposit in other financial institutions is estimated by discounting the future cash flows using the current rates at which similar certificates could be acquired from financial institutions with similar credit ratings and for the same remaining maturities.  Certificates with similar characteristics were aggregated for purposes of the calculations.

Held-to-maturity Securities

Fair values equal quoted market prices, if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings, Interest Payable and Advances From Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Long-term Debt and Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at June 30, 2009 and December 31, 2008.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008

Note 7:	Subsequent Events

Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were issued.

United Bancorp, Inc.
ITEM 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2009, as compared to December 31, 2008, and the results of operations for the six and three month periods ended June 30, 2009, compared to the same periods in 2008.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

Except as otherwise discussed herein, the Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources except as discussed herein.  Except as otherwise discussed herein, the Company is not aware of any current recommendation by regulatory authorities that would have such effect if implemented.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date such statements were made or to reflect the occurrence of anticipated or unanticipated events.

Introduction

The Company's net interest margin of 4.00% for the six months ended June 30, 2009, generated an increase of approximately $192,000 in net interest income over the same period in 2008.  This increase was primarily driven by a reduction in the Company's interest expense as interest rates remain at historical low levels.  Overall, the composition of the Company's balance sheet has changed during the past 12 months due to the September 2008 acquisition of approximately $30 million of net deposits from a failed bank. In addition with interest rates at historical low levels the Company has also experienced a high volume of called investment securities since December 31, 2008.  For the six months ended June 30, 2009, the Company experienced a net $23.0 million in called investment securities.  With these two items, as of June 30, 2009, the Company had liquidity of over $51.0 million being maintained in lower yielding, short term investments.  Should the economy and interest rates improve over the next 18 months, management expects to be able to deploy this liquidity to meet projected increased loan demand. However, in the near term, as overall interest rates remain low it will become more of a challenge to maintain the Company's current net interest margin. For the three months ended June 30, 2009, the Company's net interest income decreased $130,000, or 3.3%, compared to the same period in 2008.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Service charge income on deposit accounts for 2009 increased $84,000. The Company’s six month 2009 earnings level was accomplished despite a period over period increase of $95,000 in the provision for loan losses, and an impairment loss on the Company’s secondary market loan servicing asset of approximately $76,000, due to the low interest rate environment and the related accelerating payoff of loan balances.  Overall in 2009, the deposit insurance premiums assessed by the Federal Deposit Insurance Corporation (FDIC) have increased dramatically in response to a number of bank failures during the past 18 months.  The FDIC’s regular insurance premiums increased approximately $240,000 during the first six months of 2009 as compared to the same period in 2008.  This level of assessment is expected to continue for the remainder of 2009 and beyond. In addition, on May 22, 2009, the FDIC adopted a final rule to impose a special 5 basis point assessment on total assets less Tier 1 capital on all banks as of June 30, 2009, and authorized the FDIC to impose up to two additional 5 basis point assessments in the third and fourth quarters of 2009. This special assessment increased the Company’s FDIC insurance premium expense by approximately $225,000 for the six months ended June 30, 2009. The Company’s noninterest expense increased $897,000, or 15%, period over period.  Excluding the effect of the FDIC insurance premiums, the majority of this increase relates to additional staff and operating expenses following our September 19, 2008 acquisition of three new banking offices from the FDIC.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Legislative Developments

On May 22, 2009, the FDIC adopted a final rule to impose a special 5 basis point assessment on all banks as of June 30, 2009. The 5 basis point assessment is levied on the net of the Bank’s total assets less Tier 1 capital as of June 30, 2009. The Company recorded an expense of $225,000 for the June 30, 2009 assessment.  The final rule also permits the FDIC to impose up to two additional 5 basis point assessments in the third and fourth quarters of 2009.

Analysis of Financial Condition

Earning Assets – Loans

At June 30, 2009, gross loans were $239.2 million, compared to $238.2 million at December 31, 2008, an increase of $1.0 million.  The overall increase in the loan portfolio was driven by a $3.3 million increase in consumer loans since December 31, 2008.

Installment loans represented 17.4% of total loans at June 30, 2009 and 16.1% at December 31, 2008.  This indirect lending type of financing carries somewhat more risk than real estate lending, however it also provides for higher yields.  Installment loans have increased $3.3 million or 8.5% since December 31, 2008. The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 branch locations.

Commercial and commercial real estate loans comprised 57.6% of total loans at June 30, 2009 compared to 58.8% at December 31, 2008.  Commercial and commercial real estate loans have decreased $2.4 million, or 1.7% since December 31, 2008.  The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Real estate loans were 25.1% of total loans at both June 30, 2009 and at December 31, 2008.  Real estate loans increased $158,000 from December 31, 2008.  Real estate lending for the six months of 2009 has been slow with respect to the Company’s adjustable-rate mortgage products.  As of June 30, 2009, the Bank has approximately $30.9 million in fixed-rate loans that it services for a fee that is typically 25 basis points.  At June 30, 2009, the Company did not hold any loans for sale.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the six months ended June 30, 2009 were approximately $137,000, or 4.9%, of the beginning balance in the allowance for loan losses.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments.  The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities.  Generally, the quality rating of obligations of state and political subdivisions is Aaa, Aa or A.  Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk.  Securities available for sale at June 30, 2009 decreased approximately $19.5 million, or 15.1%, from year-end 2008 totals.  With the overall decreasing interest rate environment, the Company has experienced a high level of called bond activity during the first six months of 2009.  While the Company has plans to reinvest a portion of these funds in other available-for-sale securities, there is lag between the time when bonds are called and the right investment opportunity is available to the Company. Also, given the historically low interest rate environment at present, the Company has implemented a strategy to invest in short term certificates of deposit (“CD’s”) of other financial institutions.  These CD’s are fully insured by the Federal Deposit Insurance Corporation and offer an alternative to investing in longer term U.S Government agency securities.  As of June 30, 2009, the Company had approximately $25.5 million of CD’s with an average yield of 2.21% and an average term to maturity of 199 days.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended June 30, 2009, total core deposits decreased approximately $6.3 million, or 2.1%.  The Company’s interest-bearing demand deposits decreased $9.1 million, or 7.7%, noninterest-bearing demand deposits decreased $3.2 million, or 13.5%, while certificates of deposit under $100,000 increased by $3.0 million, or 2.5%.  The Company’s savings accounts increased $3.1 million, or 7.6%, from December 31, 2008 totals.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At June 30, 2009, certificates of deposit greater than $100,000 increased $4.2 million, or 9.0%, from year-end 2008 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $3.2 million from December 31, 2008 totals, while the Federal Home Loan Bank advances increased  $5.7 million from December 31, 2008.  The Company took advantage of special long term lower rate advances from the Federal Home Loan Bank.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Net Income

Basic and diluted earnings per share for the six months ended June 30, 2009 totaled $0.32, compared with $0.42 for the six months ended June 30, 2008, a decrease of 23.8%. In dollars, the Company’s net income was $1,473,000 for the six months ended June 30, 2009, a decrease of $455,000, or 23.6%, compared to the same period in 2008.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income increased 2.6%, or $192,000, for the six months ended June 30, 2009 compared to the same period in 2008, due primarily to the effects of decreasing interest rates in the economy, which resulted in a lower cost of funds during the six months ended June 30, 2009.

Provision for Loan Losses

The provision for loan losses was $658,000 for the six months ended June 30, 2009, compared to $563,000 for the same period in 2008.  The increase in loan loss provision for the six-month period ended June 30, 2009, was predicated upon the increase in nonperforming loans and consideration of the impact on the loan portfolio of the economic challenges facing the banking industry.

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

Noninterest income for the six months ended June 30, 2009 was $1,602,000, an increase of $88,000, or 5.8%, compared to $1,514,000 for the six-month period ended June 30, 2008.  During the six-months ended June 30, 2009, the increase in noninterest income was primarily driven by an increase in customer service fees of $84,000 and an increase in gains on sale of foreclosed real estate of approximately $76,000. These items were offset by an impairment charge of approximately $76,000 related to the Company’s secondary market mortgage servicing asset.  With interest rates at historical low levels, the overall mortgage industry and the Company have seen an increase in mortgage refinancing.  As the pace of mortgage refinancing increases the computed value of the Company’s mortgage servicing asset has decreased in value and resulted in the impairment charge previously mentioned.  As of June 30, 2009, the Company’s mortgage servicing asset was approximately $287,000, and it is currently valued at approximately 92 basis points of the secondary market loans the Company services.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Expense

Noninterest expense was $6.9 million for the six months ended June 30, 2009 an increase of $897,000, or 15.0%, over the six months ended June 30, 2008.  Overall in 2009, the deposit insurance premiums assessed by the Federal Deposit Insurance Corporation (FDIC) have increased dramatically in response to a record number of bank failures during the past 18 months.  The FDIC’s regular insurance premiums increased approximately $240,000 during the first six months of 2009 as compared to the same period in 2008.  This level of assessment is expected to continue for the remainder of 2009 and beyond. As previously discussed, the FDIC on May 22, 2009, adopted a final rule to impose a special 5 basis point assessment on all FDIC-insured banks as of June 30, 2009, and authorized the FDIC to impose up to two additional 5 basis point assessments in the third and fourth quarters of 2009. The   FDIC special assessment increased the Company’s FDIC insurance premiums by approximately $225,000 for the six months ended June 30, 2009.

The Company has experienced an increase in noninterest expense due to the September 2008 acquisition of three branches of a failed bank.  With this acquisition the Company expanded from 17 to 20 offices and and as a result increased staff and general overhead from this expansion. Salaries and employee benefits expense increased $200,000, or 6.5%, for the period ended June 30, 2009 over the same period in 2008.  This increase was due to the staffing increase, normal merit increases, and increased incentive award expense and ESOP expense.  Professional fees increased $55,000, for the first six months of 2009 over the same period in 2008.  It is anticipated this trend will continue for the remainder of 2009 as the Company is working out of several problem credit situations.  Occupancy and equipment expense increased $142,000, or 21.5% for the first six months of 2009 over the same period in 2008,  due to increased depreciation expense on computer hardware and software and related service maintenance.  Amortization expense of intangible assets was $68,000 for the first six months of 2009, relating to the intangible asset recorded in connection with the 2008 acquisition of a failed bank.

Federal Income Taxes

The provision for federal income taxes was $268,000 for the six months ended June 30, 2009, a decrease of  $257,000, or 49.0%, compared to the same period in 2008.  The decrease in tax expense was due primarily to a $712,000, or 29.0%, decrease in pretax income.  The effective tax rates were 15.4% and 21.4% for the six months ended June 30, 2009 and 2008, respectively.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Net Income

Basic and diluted earnings per share for the three months ended June 30, 2009 totaled $0.15 compared with $0.22, for the three months ended June 30, 2008, a decrease of 31.8%.  In dollars, the Company’s net income was $672,000 for the three months ended June 30, 2009 a decrease of $353,000, or 34.4% compared to net income of $1,025,000 for the same quarter in 2008.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income decreased 3.3%, or $130,000, for the three months ended June 30, 2009 compared to the same period in 2008, due primarily to the effects of decreasing interest rates in the economy, which resulted in a higher rate of called investment securities and the timing of and extent to which the Company reinvested those funds.

Provision for Loan Losses

The provision for loan losses was $334,000 for the three months ended June 30, 2009, compared to $395,000 for the same period in 2008.  The provision expense for the three months ended June 30, 2009 was predicated upon an analysis of the level of nonperforming loans and consideration of the economic challenges applied to the loan portfolio.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended June 30, 2009 was $813,000, an increase of $55,000, or 7.3%, compared to $758,000 for the same three-month period ended June 30, 2008.  During the three-months ended June 30, 2009, the increase in noninterest income was primarily driven by an increase in customer service fees of approximately $63,000 and an increase in gains on sale of foreclosed real estate of approximately $36,000. These items were offset by an impairment charge of approximately $76,000 related to the Company’s secondary market mortgage servicing asset.  With interest rates at historical low levels, the overall mortgage industry and the Company have seen an increase in mortgage refinancing.  As the pace of mortgage refinancing increases the computed value of the Company’s mortgage servicing asset has decreased in value and resulted in the impairment charge previously mentioned.  As of June 30, 2009, the Company’s mortgage servicing asset was approximately $287,000 and it is currently valued at approximately 92 basis points of the secondary market loans the Company services.

Noninterest Expense

Noninterest expense was $3.6 million for the three months ended June 30, 2009, an increase of $565,000, or 18.8%, over the three months ended June 30, 2008.  This was primarily driven by increased insurance expense of $208,000, or 198%, for the three months ended June 30, 2009 over the same period in 2008.  This increase is due to the FDIC increasing the level of deposit insurance premiums. As previously discussed, the FDIC also imposed a special 5 basis point assessment on the Bank’s total assets less Tier 1 capital as of June 30, 2009.  The Company has also experienced an increase in noninterest expense due to the September 2008 branch acquisition.  With this acquisition the Company expanded from 17 to 20 offices and as a result increased staff and general overhead from this expansion. Salaries and employee benefits expense increased $57,000, or 3.5%, for the three month period ended June 30, 2009 over the same period in 2008.  This increase was primarily due to staffing increases, normal merit increases and increased incentive award and ESOP expenses.  Professional fees increased $18,000, for the three month period ended June 30, 2009 over the same period in 2008.  It is anticipated this trend will continue for the remainder of 2009 as the Company is working out of several problem credit situations.  Occupancy and equipment expense increased $63,000, or 18.5% for the three months ended June 30, 2009 over the same period in 2008.  Increased depreciation expense on computer hardware and software and related service maintenance was the primary reason for the increase.  Amortization expense of intangible assets was $30,000 for the three months ended June 30, 2009. This amortization expense is due to the intangible asset in connection with the 2008 branch acquisition.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $74,000 for the three months ended June 30, 2009, a decrease of $226,000, or 75.3%, compared to the same period in 2008.  The decrease in tax expense was due primarily to a $579,000, or 43.7%, decrease in pretax income. The effective tax rates were 9.9% and 22.6% for the three months ended June 30, 2009 and 2008, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity totaled $33.6 million at June 30, 2009 compared to $33.9 million at December 31, 2008, a $300,000 decrease.  Total stockholders’ equity in relation to total assets was 7.5% at June 30, 2009 and 7.7% at December 31, 2008.  In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares.  This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company.  The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.  Although this preferred stock is a financial tool, it has not been utilized to date.

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

The following table illustrates the Company’s well-capitalized classification at June 30, 2009.

June 30,
2009
(Unaudited)
(Dollars in thousands)

Tier 1 capital	$38,463
Total risk-based capital	41,754
Risk-weighted assets	270,406
Average total assets	449,992

Total risk-based capital ratio	15.44%
Tier 1 risk-based capital ratio	14.22%
Tier 1 capital to average assets	8.55%

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

ITEM 4.          Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.          Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.       Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 4/1/2009 to 4/30/2009	-	-	-	$1,734,810
Month #2 5/1/2009 to 5/31/2009	-	-	-	$1,734,810
Month #3 6/1/2009 to 6/30/2009	13,156	$8.45	13,156	$1,623,642

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 18, 2008, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period.  Such authorization will expire on November 18, 2010.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan.  Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers.  Under the Plan, Directors may defer up to 100% of their fees and officers may defer up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account.  Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors.  Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her in a lump sum or over a period up to ten years per their prior election along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock.  On June 19, 2009, the Company purchased a total of 13,156 common shares for participant accounts.  No underwriting fees, discounts, or commissions are paid in connection with the Plan.  The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

United Bancorp, Inc.
Part II – Other Information

As of June 30, 2009 the Company continues to be included in the Russell Microcap Index.  Russell indexes are widely used by investment managers and institutional investors for both index funds and as benchmarks for passive and active investment strategies.  UBCP will hold its membership until Russell reconstitutes its indexes in June 2010.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to A Vote of Security Holders

On Wednesday April 15, 2009, United Bancorp, Inc. held its annual meeting of shareholders, at which meeting the following matters were voted upon:

1.	Proposal to elect seven nominees to the Corporation's Board of Directors.

The results of the voting on this proposal are as follows:

Director	For	Withheld

Michael A. Arciello	3,982,273	47,505
James W. Everson	3,975,813	53,965
John M. Hoopingarner	3,973,991	55,787
Samuel J. Jones	3,970,017	59,761
Terry A. McGhee	3,976,271	53,507
Richard L. Riesbeck	3,977,172	52,607
Matthew C. Thomas	4,001,650	28,128

ITEM 5.          Other Information

Not applicable.

United Bancorp, Inc.
Part II – Other Information

ITEM 6.          Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended and restated Code of Regulations of United Bancorp, Inc.

EX-4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date:	August 12, 2009	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date:	August 12, 2009	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

3.1	Amended Articles of Incorporation of United Bancorp, Inc.
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