Form 10-Q
period 2009-09-30
UNITED BANCORP INC /OH/
filed 2009-11-13
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                September 30, 2009

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

Yes ☐          No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date:  As of November 12, 2009, 5,241,071 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

United Bancorp, Inc.

Contents

ITEM 1.  Financial Statements

United Bancorp, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$4,290	$5,605
Interest-bearing deposits	28,007	6,684
Federal funds sold	––	19,180
Cash and cash equivalents	32,297	31,469
Certificates of deposit in other financial institutions	22,744	––
Available-for-sale securities	103,881	129,416
Held-to-maturity securities	15,073	15,687
Loans, net of allowance for loan losses of $2,926 and $2,770 at September 30, 2009 and December 31, 2008, respectively	244,114	235,448
Premises and equipment	8,594	8,466
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	1,036	1,407
Intangible assets	682	775
Accrued interest receivable	2,348	3,037
Bank-owned life insurance	9,925	9,653
Other assets	2,048	1,636
Total assets	$447,552	$441,804

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$127,300	$142,434
Savings	44,003	40,309
Time	170,108	164,302
Total deposits	341,411	347,045
Short-term borrowings	13,231	7,809
Federal Home Loan Bank advances	49,245	43,745
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	4,619	5,301
Total liabilities	412,506	407,900

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,360,304 and 5,190,304 shares at September 30, 2009 and December 31, 2008, respectively	5,360	5,190
Additional paid-in capital	23,489	25,656
Retained earnings	12,086	9,856
Stock held by deferred compensation plan; 149,461 and 132,906 shares at September 30, 2009 and December 31, 2008, respectively	(1,458)	(1,300)
Unearned ESOP compensation	(2,704)	(2,718)
Accumulated other comprehensive loss	(302)	(1,094)
Treasury stock, at cost
September 30, 2009 –119,233 shares, December 31, 2008 – 164,442 shares	(1,425)	(1,686)
Total stockholders’ equity	35,046	33,904
Total liabilities and stockholders’ equity	$447,552	$441,804

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,227	$4,363	$12,416	$13,045
Taxable securities	981	1,446	3,372	4,866
Non-taxable securities	424	445	1,290	1,341
Federal funds sold	17	––	34	9
Dividends on Federal Home Loan Bank stock and other	192	65	503	199
Total interest and dividend income	5,841	6,319	17,615	19,460

Interest expense
Deposits
Demand	93	325	387	1,418
Savings	44	42	124	107
Time	1,321	1,412	4,028	4,650
Borrowings	553	568	1,573	1,832
Total interest expense	2,011	2,347	6,112	8,007
Net interest income	3,830	3,972	11,503	11,453

Provision for loan losses	338	324	996	887
Net interest income after provision for loan losses	3,492	3,648	10,507	10,566

Noninterest income
Service charges on deposit accounts	593	516	1,679	1,518
Realized (losses) gains on sales of securities	––	(14)	25	(14)
Realized gains on sales of loans	56	23	106	82
Realized gains on sales of other real estate and repossessed assets	8	9	87	12
Other income	171	204	533	654
Total noninterest income	828	738	2,430	2,252
Noninterest expense
Salaries and employee benefits	1,673	1,782	4,960	4,869
Occupancy and equipment	424	323	1,227	984
Professional services	99	270	526	642
Insurance	79	96	291	285
FDIC Insurance	224	15	683	34
Franchise and other taxes	129	72	375	310
Advertising	43	106	229	280
Stationery and office supplies	61	91	230	242
Amortization of intangibles	26	––	93	––
Provision for losses on foreclosed real estate	––	––	––	155
Other expenses	662	495	1,682	1,428
Total noninterest expense	3,420	3,250	10,296	9,229
Income before federal income taxes	900	1,136	2,641	3,589

Federal income taxes	143	239	411	764
Net income	$757	$897	$2,230	$2,825
EARNINGS PER COMMON SHARE
Basic	$0.16	$0.20	$0.48	$0.62
Diluted	$0.16	$0.20	$0.48	$0.62
DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.42	$0.40

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)

Net income	$757	$897	$2,230	$2,825

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $673, $(272), $416 and $(958) for each respective period	1,307	(528)	808	(1,859)

Reclassification adjustment for realized (gains) losses included in income, net of taxes (benefits) of $0, $5, $(9) and $5 for each respective period	––	9	(16)	9

Comprehensive income	$2,064	$378	$3,022	$975

Accumulated other comprehensive loss	$(302)	$(2,350)	$(302)	$(2,350)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Operating Activities
Net income	$2,230	$2,825
Items not requiring (providing) cash
Depreciation and amortization	556	420
Amortization of intangible assets	93	––
Provision for loan losses	996	887
Provision for losses on foreclosed assets	––	155
Increase in value of bank-owned life insurance	(272)	(169)
Federal Home Loan Bank stock dividends	––	(122)
Realized gain on sales of securities	(25)	––
Losses on called securities	––	14
Amortization of premiums and discounts on securities, net	191	50
Originations of loans held for sale	(8,599)	(2,826)
Proceeds from sale of loans held for sale	8,705	2,908
Realized gains on sales of loans	(106)	(82)
Realized gains on sales of other real estate and repossessed assets	(87)	(12)
Deferred income taxes	––	510
Amortization of mortgage servicing rights	119	60
Net change in accrued interest receivable and other assets	909	(829)
Net change in accrued expenses and other liabilities	(1,982)	(2,025)

Net cash provided by operating activities	2,728	1,764

Investing Activities
Securities available for sale:
Sales, maturities, prepayments and calls	88,328	76,722
Purchases	(61,785)	(42,452)
Securities held to maturity:
Maturities, prepayments and calls	640	400
Net change in loans	(10,200)	(5,327)
Net change in certificates of deposit in other financial institutions	(22,744)	––
Purchases of premises and equipment	(686)	(396)
Proceeds from disposal of premises and equipment	38	––
Net cash received from branch acquisition	––	30,929
Proceeds from sale of other real estate and repossessed assets	1,103	12

Net cash provided by (used in) investing activities	(5,306)	59,888

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Financing Activities
Net change in deposits	$(5,634)	$(12,826)
Net change in borrowings	10,922	(15,046)
Treasury stock issued, net of purchases	269	311
Proceeds from issuance of common stock	––	93
Cash dividends paid on common stock	(2,151)	(2,012)

Net cash provided by (used in) financing activities	3,406	(29,480)

Increase in Cash and Cash Equivalents	828	32,172

Cash and Cash Equivalents, Beginning of Period	31,469	12,324

Cash and Cash Equivalents, End of Period	$32,297	$44,496

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$6,180	$7,715

Federal income taxes paid	$357	$750

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to real estate and other repossessed assets	$644	$427

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$808	$(1,859)

Recognition of mortgage servicing rights	$5	$41

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2009, and its results of operations and cash flows for the nine and three month periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2008 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the nine and three months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, The Citizens Savings Bank of Martins Ferry, Ohio (“the Bank” or “Citizens”). The Bank operates in two divisions, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.  All intercompany transactions and balances have been eliminated in consolidation.

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
For the Nine and Three Months Ended September 30, 2009 and 2008

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  The Company defines impaired loans when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment.  With respect to the Company’s investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the fair value of the collateral.

Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment at that time.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released and non-vested restricted stock.  At September 30, 2009, the ESOP held 283,635 unallocated shares which were not included in weighted-average common shares outstanding. In addition, at September 30, 2009, 170,000 shares of non-vested restricted stock were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Basic
Net income (In thousands)	$757	$897	$2,230	$2,825
Weighted average common shares outstanding	4,626,354	4,593,728	4,612,680	4,581,958
Basic earnings per common share	$0.16	$0.20	$0.48	$0.62

Diluted
Net income (In thousands)	$757	$897	$2,230	$2,825
Weighted average common shares outstanding for basic earnings per common share	4,626,354	4,593,728	4,612,680	4,581,958
Add: Dilutive effects of assumed exercise of stock options and restricted stock	––	197	390	197
Average shares and dilutive potential common shares	4,626,354	4,593,925	4,613,070	4,582,155

Diluted earnings per common share	$0.16	$0.20	$0.48	$0.62
Number of stock options not considered in computing diluted earnings per share due to antidilutive nature	55,529	29,040	55,529	29,040

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

Options to purchase 55,529 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at September 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  Options to purchase 55,529 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at September 30, 2008, but 29,040 options to purchase common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2006.

Recent Accounting Pronouncements

FASB ASC 805-10 concerning business combinations seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This guidance introduces new accounting concepts, and several of these changes have the potential to generate greater earnings volatility, in connection with and after an acquisition.  Some of the more significant changes include:

•	Transaction costs and restructuring charges will now be expensed.

•
The accounting for certain assets acquired and liabilities assumed will change significantly.  The most significant to the Company being that the allowance for loan losses at acquisition date will be eliminated.

•	Contingent consideration will be measured at fair value until settled.

•	Equity issued in an acquisition will be valued at the closing date, as opposed to the announcement date.

•	Material adjustments made to the initial acquisition will be recorded back to the acquisition date.

FASB ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date.  The Company adopted FASB ASC 805-10 effective January 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

FASB ASC 810-10 concerning noncontrolling interests in consolidated financial statements establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This guidance improves comparability by eliminating that diversity.  The FASB ASC 810-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted FASB ASC 810-10 effective January 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 815-10 concerning disclosures about derivative instruments and hedging activities was issued in March 2008 and amends and expands the disclosure requirements of previous guidance to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB ASC 815-10 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, FASB ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted FASB ASC 815-10 effective January 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 805-20 concerns accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and clarifies previous guidance regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FASB ASC 805-20 eliminates the distinction between contractual and noncontractual contingencies discussed in FASB ASC 805-10, specifies whether contingencies should be measured at fair value or in accordance with FASB ASC 450-10, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements.  FASB ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted FASB ASC 805-20 effective January 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 820-10 concerns determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance was issued on April 9, 2009 and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.   Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same.  Fair value is

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FASB ASC 820-10 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if FASB ASC 320-10 and FASB ASC 825-10 are adopted concurrently.  FASB ASC 820-10 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted FASB ASC 820-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 320-10 concerns recognition and presentation of other-than-temporary impairments and was issued on April 9, 2009.  The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FASB ASC 320-10 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if FASB ASC 820-10 and FASB ASC 825-10 are adopted concurrently.  FASB ASC 320-10 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted FASB ASC 320-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 825-10 concerning interim disclosures about fair value of financial instruments was issued on April 9, 2009 and amends the other-than-temporary guidance in United States generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FASB ASC 825-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009, only if FASB ASC 820-10 and FASB ASC 320-10 are adopted concurrently.  The Company adopted FASB ASC 825-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 855-10 concerning subsequent events was issued in May 2009 and established standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855-10 is effective for periods ending after June 15, 2009.  The Company adopted FASB ASC 855-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 860-10 concerning accounting for transfers of financial assets was issued in June 2009 and changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of previous guidance.  FASB ASC 860-10 also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs).  As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with FASB ASC 860-10.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009 (January 1, 2010, as to the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of FASB ASC 860-10 must be applied to transfers that occur on or after the effective date.  Early application is prohibited.  FASB ASC 860-10 also requires additional disclosures about transfers of financial assets that occur both before and after the effective date.  The Company does not believe that the adoption of FASB ASC 860-10 will have a significant effect on its consolidated financial statements.

FASB ASC 860-10 also improves how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics.  Among other things, FASB ASC 860-10 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated.  FASB ASC 860-10 requires an entity to provide significantly more disclosures about its involvement with VIEs.  As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.  FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, as to the Company), and for interim periods within the first annual reporting period.  Earlier application is prohibited.  The Company does not believe that the adoption of FASB ASC 860-10 will have a significant effect on its consolidated financial statements.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2009 (unaudited):
U.S. government agencies	$62,738	$243	$(136)	$62,845
State and political subdivisions	26,687	619	(52)	27,254
Mortgage-backed securities	13,242	534	––	13,776
Equity securities	4	2	––	6

	$102,671	$1,398	$(188)	$103,881

December 31, 2008:
U.S. government agencies	$86,458	$928	$––	$87,386
State and political subdivisions	26,970	18	(1,252)	25,736
Mortgage-backed securities	15,972	319	(1)	16,290
Equity securities	4	––	––	4

	$129,404	$1,265	$(1,253)	$129,416

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2009 (unaudited):
State and political subdivisions	$15,073	$452	$(16)	$15,509

December 31, 2008:
State and political subdivisions	$15,687	$185	$(175)	$15,697

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands, unaudited)

Within one year	$350	$352	$280	$282
One to five years	3,316	3,392	3,268	3,383
Five to ten years	21,213	21,909	6,333	6,582
After ten years	77,788	78,222	5,192	5,262
	102,667	103,875	15,073	15,509

Equity securities	4	6	––	––

Totals	$102,671	$103,881	$15,073	$15,509

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $87.8 million at September 30, 2009 and $89.7 million at December 31, 2008.

Information with respect to sales of available for sale securities and resulting gross realized gains and losses was as follows:

	Nine months ended September 30,
	2009	2008
	(In thousands, unaudited)

Proceeds from sale	$1,000	$4,046
Gross gains	25	––
Gross losses	––	(14)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments was $23.8 million at September 30, 2009, and $31.5 million at December 31, 2008, which represented approximately 20% and 22%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio at each respective date.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

September 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands, unaudited)

US Government agency securities	$16,954	$(136)	$––	$––	$16,954	$(136)
State and political subdivisions	4,394	(22)	2,463	(46)	6,857	(68)

Total temporarily impaired securities	$21,348	$(158)	$2,463	$(46)	$23,811	$(204)

December 31, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

Mortgage-backed securities	$––	$––	$288	$(1)	$288	$(1)
State and political subdivisions	31,249	(1,427)	––	––	31,249	(1,427)

Total temporarily impaired securities	$31,249	$(1,427)	$288	$(1)	$31,537	$(1,428)

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were primarily caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

Mortgage-backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were primarily caused by changes in interest rates.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were primarily caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Note 3:	Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Beginning balance	$3,291	$2,870	$2,770	$2,447
Provision for loan losses	338	324	996	887
Loans charged-off	(768)	(270)	(1,022)	(534)
Recoveries of previous charge-offs	65	41	182	165

Ending balance	$2,926	$2,965	$2,926	$2,965

The Company’s impaired loans totaled $5.7 million and $7.5 million at September 30, 2009 and December 31, 2008, respectively.  The Company reviews each impaired loan to determine whether a specific allowance for loan losses is necessary.  Based upon this review, an allowance for loan losses of

$1.2 million and $1.5 million relates to impaired loans of $3.9 million and $5.5 million, at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009 and December 31, 2008, impaired loans of $1.8 million and $2.0 million, respectively, had no related allowance for loan losses.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

Interest income of approximately $109,000 and $167,000 was recognized on average impaired loans of $7.0 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively.  Interest income was recognized on impaired loans on a cash basis for each of the nine months ended September 30, 2009 and 2008.

At September 30, 2009 and December 31, 2008, accruing loans delinquent 90 days or more (including impaired loans of $614,000 at September 30, 2009 and $1.1 million at December 31, 2008) totaled $1.3 million and $1.6 million, respectively.  Non-accruing loans at September 30, 2009 and December 31, 2008 (including impaired loans of $5.0 million at September 30, 2009 and $4.9 million at December 31, 2008) were $5.9 million and $5.4 million, respectively.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$63	$59	$189	$177
Interest cost	41	45	121	135
Expected return on assets	(37)	(59)	(111)	(177)
Amortization of prior service cost, transition liability, net gain and plan amendment	30	15	90	45

Pension expense	$97	$60	$289	$180

In addition to the Company’s normal pension expense in the table above, during the nine months ended September 30, 2008, the Company recorded an additional expense of approximately $28,000 as certain participants in the Company’s defined benefit plan were paid lump sum distributions from the plan.  Management does not anticipate the Company will incur settlement accounting expense during 2009.

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Commitments to extend credit	$34,741	$26,110
Credit card and ready reserve lines	13,646	12,912
Standby letters of credit	775	820

Note 6:	Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company also utilizes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within a fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2009
U.S. government agencies	$62,845	$––	$62,845	$––
State and political subdivisions	27,254	––	27,254	––
Mortgage-backed securities	13,776	––	13,776	––
Equity securities	6	––	6	––

December 31, 2008
U.S. government agencies	$87,386	$––	$87,386	$––
State and political subdivisions	25,736	––	25,736	––
Mortgage-backed securities	16,290	––	16,290	––
Equity securities	4	––	4	––

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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
For the Nine and Three Months Ended September 30, 2009 and 2008

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2009
Impaired loans	$1,368	$––	$––	$1,368
Mortgage servicing rights	280	––	––	280
Foreclosed assets held for sale	643	––	––	643

December 31, 2008
Impaired loans	$4,856	$––	$––	$4,856
Mortgage servicing rights	394	––	––	394
Foreclosed assets held for sale	208	––	––	208

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$32,297	$32,297	$31,469	$31,469
Certificates of deposits in other financial institutions	22,744	22,814	––	––
Held-to-maturity securities	15,073	15,509	15,687	15,697
Loans, net of allowance for loan losses	244,114	239,336	235,448	235,075
Federal Home Loan Bank stock	4,810	4,810	4,810	4,810
Accrued interest receivable	2,348	2,348	3,037	3,037

Financial liabilities
Deposits	341,411	328,975	347,045	349,247
Short-term borrowings	13,145	13,145	6,759	6,759
Federal Home Loan Bank advances	49,245	50,311	43,745	44,327
Subordinated debentures	4,000	2,819	4,000	2,763
Treasury tax and loan	86	86	1,050	1,050
Interest payable	401	401	469	469

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

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

Short-term Borrowings, Interest Payable and Treasury Tax and Loan

The carrying amount approximates fair value.

Subordinated Debentures and Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at September 30, 2009 and December 31, 2008.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

Note 7:	Restricted Stock Awards

In accordance with the United Bancorp, Inc. 2008 Incentive award Plan that was approved by our shareholders, the Company issued 170,000 restricted common stock awards to certain Officers and Directors of the Company.  The restricted stock awards will cliff vest at the earliest of the individuals’ normal retirement dates or 9 ½ years from date of grant.  The Company utilized the stock closing price on the date of grant of $8.40 as the fair value to record compensation cost.  For the three month period ended September 30, 2009, the Company recorded approximately $9,000 of compensation expense related to this restricted stock award.  At September 30, 2009, no shares were vested under this award.  These awards were considered in the Company’s dilutive earnings per share computation and have a dilutive effect of approximately 390 shares for the nine month period ended September 30, 2009.  Under the United Bancorp, Inc. 2008 Incentive Award Plan the Company has 330,000 shares available for future grants.

Note 8:	Subsequent Events

Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were issued.

United Bancorp, Inc.
ITEM 2.                                           Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2009, as compared to December 31, 2008, and the results of operations for the nine and three month periods ended September 30, 2009, compared to the same periods in 2008.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

Introduction

The Company's net interest margin of 3.83% for the nine months ended September 30, 2009, generated an increase of approximately $50,000 in net interest income over the same period in 2008.  This increase was primarily driven by an increase in the earning assets of the Bank and a reduction in the Company's interest expense as interest rates remain at historical low levels.  Overall, the composition of the Company's balance sheet has changed during the past 12 months due to the September 2008 acquisition of approximately $30 million of net deposits from a failed bank.  In addition, with interest rates at historical low levels the Company has also experienced a high volume of called investment securities since December 31, 2008.  For the nine months ended September 30, 2009, the Company experienced a net $26.5 million in called investment securities.  With these two items, as of September 30, 2009, the Company had liquidity of over $55 million being maintained in lower yielding short term investments and in cash.  Should the economy and interest rates improve over the next 18 months, management expects to be able to deploy this liquidity to meet projected increased loan demand.  However, in the near term, as overall interest rates remain low it will become more of a challenge to maintain the Company's current net interest margin. For the three months ended September 30, 2009, the Company's net interest income decreased $142,000, or 3.6%, compared to the same period in 2008.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Service charge income on deposit accounts for the nine month period ended September 30, 2009 increased $161,000. The Company’s nine month 2009 earnings level was accomplished despite a period over period increase of $109,000 in the provision for loan losses, and an impairment loss on the Company’s secondary market loan servicing asset of approximately $76,000, due to the low interest rate environment and the related accelerating payoff of loan balances.  Overall in 2009, the deposit insurance premiums assessed by the Federal Deposit Insurance Corporation (FDIC) have increased dramatically in response to a number of bank failures during the past 18 months.  The FDIC’s insurance premiums increased approximately $649,000 during the first nine months of 2009 as compared to the same period in 2008.  This level of assessment is expected to continue for the remainder of 2009 and beyond. In addition, on May 22, 2009, the FDIC adopted a final rule to impose a special 5 basis point assessment on total assets less Tier 1 capital on all banks as of September 30, 2009, and authorized the FDIC to impose up to two additional 5 basis point assessments in the third and fourth quarters of 2009. The Company’s noninterest expense for the first nine months of 2009 increased $1,067,000, or 11.6%, as compared to the same period in 2008.  Excluding the effect of the FDIC insurance premiums, the majority of this increase relates to additional staff and operating expenses following our September 19, 2008 acquisition of three new banking offices from the FDIC.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

At September 30, 2009, gross loans were $247.0 million, compared to $238.2 million at December 31, 2008, an increase of $8.8 million.  The overall increase in the loan portfolio was driven by a $7.5  million increase in consumer loans since December 31, 2008.

Installment loans represented 18.5% of total loans at September 30, 2009 and 16.1% at December 31, 2008.  This indirect lending type of financing carries somewhat more risk than real estate lending, however it also provides for higher yields.  Installment loans have increased $7.5 million, or 19.5%, since December 31, 2008. With overall interest rates at historical low levels, the Company focused on growing the installment loan area since the average life of these loans is approximately 36 to 40 months.  The Company will have the opportunity to reinvest the repayment proceeds of these shorter duration loans into higher yielding assets when the economy strengthens and overall interest rates increase.  The targeted lending areas encompass four metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 branch locations.

Commercial and commercial real estate loans comprised 56.9% of total loans at September 30, 2009 compared to 58.8% at December 31, 2008.  Commercial and commercial real estate loans have increased $408,000, or 0.3% since December 31, 2008.  The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Real estate loans were 24.6% and 25.1% of total loans at September 30, 2009 and December 31, 2008, respectively.  Real estate loans increased $958,000 from December 31, 2008.  Real estate lending for the nine months of 2009 has been slow with respect to the Company’s adjustable-rate mortgage products.  As of September 30, 2009, the Bank has approximately $30.4 million in fixed-rate loans that it services for a fee that is typically 25 basis points.  At September 30, 2009, the Company did not hold any loans for sale.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the nine months ended September 30, 2009 were approximately $840,000, or 30.3%, of the beginning balance in the allowance for loan losses.  While the level of net loans charged off to average loans has increased from 0.16% for the nine months ended September 30, 2008 to 0.35% for the nine months ended September 30, 2009, the Company’s net charge-off percentage is well below the June 30, 2009 peer group average of 0.70%.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine and Three Months Ended September 30, 2009 and 2008

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments.  The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities.  Generally, the quality rating of obligations of state and political subdivisions is Aaa, Aa or A.  Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk.  Securities available for sale at September 30, 2009 decreased approximately $25.5 million, or 19.7%, from year-end 2008 totals.  With the overall decreasing interest rate environment, the Company has experienced a high level of called bond activity during the first nine months of 2009.  While the Company has plans to reinvest a portion of these funds in other available-for-sale securities, there is lag between the time when bonds are called and the right investment opportunity is available to the Company. Also, given the historically low interest rate environment at present, the Company has implemented a strategy to invest in short term certificates of deposit (“CD’s”) of other financial institutions.  These CD’s are fully insured by the Federal Deposit Insurance Corporation and offer an alternative to investing in longer term U.S Government agency securities.  As of September 30, 2009, the Company had approximately $22.7 million of CD’s with an average yield of 2.12% and an average term to maturity of 159 days.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended September 30, 2009, total core deposits decreased approximately $15.1 million, or 5.0%.  The Company’s interest-bearing demand deposits decreased $12.8 million, or 10.8%, noninterest-bearing demand deposits decreased $2.4 million, or 9.8%, while certificates of deposit under $100,000 decreased by $3.6 million, or 3.0%.  The Company’s savings accounts increased $3.7 million, or 9.2%, from December 31, 2008 totals.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At September 30, 2009, certificates of deposit greater than $100,000 increased $9.4 million, or 20.1%, from year-end 2008 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $5.4 million from December 31, 2008 totals, while the Federal Home Loan Bank advances increased  $5.5 million from December 31, 2008.  The Company took advantage of special long term lower rate advances from the Federal Home Loan Bank.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Net Income

Basic and diluted earnings per share for the nine months ended September 30, 2009 totaled $0.48, compared with $0.62 for the nine months ended September 30, 2008, a decrease of 22.6%. In dollars, the Company’s net income was $2.2 million for the nine months ended September 30, 2009, a decrease of $595,000, or 21.0%, compared to the same period in 2008.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income increased 0.4%, or $50,000, for the nine months ended September 30, 2009 compared to the same period in 2008. This increase was primarily driven by an increase in the earning assets of the Bank and a reduction in the Company's interest expense as interest rates remain at historical low levels.

Provision for Loan Losses

The provision for loan losses was $996,000 for the nine months ended September 30, 2009, compared to $887,000 for the same period in 2008.  The increase in loan loss provision for the nine-month period ended September 30, 2009, was predicated upon the increase in nonperforming loans and consideration of the impact on the loan portfolio of the economic challenges facing the banking industry.

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

Noninterest income for the nine months ended September 30, 2009 was $2.4 million, an increase of $178,000, or 7.9%, compared to $2.3 million for the nine-month period ended September 30, 2008.  During the nine-months ended September 30, 2009, the increase in noninterest income was primarily driven by an increase in customer service fees of $161,000 and an increase in gains on sale of foreclosed real estate of approximately $75,000. These items were offset by an impairment charge of approximately $76,000 related to the Company’s secondary market mortgage servicing asset.  With interest rates at historical low levels, the overall mortgage industry and the Company have seen an increase in mortgage refinancing.  As the pace of mortgage refinancing increases the computed value of the Company’s mortgage servicing asset has decreased in value and resulted in the impairment charge previously mentioned.  As of September 30, 2009, the Company’s mortgage servicing asset was approximately $280,000, and it is currently valued at approximately 92 basis points of the secondary market loans the Company services.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Expense

Noninterest expense was $10.3 million for the nine months ended September 30, 2009 an increase of

$1.1 million, or 11.6%, over the nine months ended September 30, 2008.  Overall in 2009, the deposit insurance premiums assessed by the Federal Deposit Insurance Corporation (“FDIC”) have increased dramatically in response to a record number of bank failures during the past 18 months.  Overall in 2009, the deposit insurance premiums assessed by the Federal Deposit Insurance Corporation (FDIC) have increased dramatically in response to a number of bank failures during the past 18 months.  The FDIC’s insurance premiums increased approximately $649,000 during the first nine months of 2009 as compared to the same period in 2008.  This level of assessment is expected to continue for the remainder of 2009 and beyond. In addition, on May 22, 2009, the FDIC adopted a final rule to impose a special 5 basis point assessment on total assets less Tier 1 capital on all banks as of September 30, 2009, and authorized the FDIC to impose up to two additional 5 basis point assessments in the third and fourth quarters of 2009.

The Company has experienced an increase in noninterest expense due to the September 2008 acquisition of three branches of a failed bank.  With this acquisition the Company expanded from 17 to 20 offices and and as a result increased staff and general overhead from this expansion. Salaries and employee benefits expense increased $91,000, or 1.9%, for the period ended September 30, 2009 over the same period in 2008.  This increase was due to the staffing increase, normal merit increases, and benefit expenses.  Professional fees decreased $116,000, for the first nine months of 2009 compared to the same period in 2008 due to a decrease in legal fees associated with collection efforts.  Occupancy and equipment expense increased $243,000, or 24.7% for the first nine months of 2009 over the same period in 2008, due to increased depreciation expense on computer hardware and software and related service maintenance as well as costs associated with the three new branch locations.  Amortization expense of intangible assets was $93,000 for the first nine months of 2009, relating to the intangible asset recorded in connection with the 2008 acquisition of a failed bank.

Federal Income Taxes

The provision for federal income taxes was $411,000 for the nine months ended September 30, 2009, a decrease of $353,000, or 46.2%, compared to the same period in 2008.  The decrease in tax expense was due primarily to a $948,000, or 26.4%, decrease in pretax income.  The effective tax rates were 15.6% and 21.3% for the nine months ended September 30, 2009 and 2008, respectively.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Net Income

Basic and diluted earnings per share for the three months ended September 30, 2009 totaled $0.16 compared with $0.20, for the three months ended September 30, 2008, a decrease of 20.0%.  In dollars, the Company’s net income was $757,000 for the three months ended September 30, 2009 a decrease of $140,000, or 15.6% compared to net income of $897,000 for the same quarter in 2008.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income decreased 3.6%, or

$142,000, for the three months ended September 30, 2009 compared to the same period in 2008, due primarily to the effects of decreasing interest rates in the economy which resulted in decreased interest rates  on the Company’s adjustable rate loans. The lower interest rate environment which resulted in a higher rate of called investment securities and the timing of and extent to which the Company reinvested those funds.

Provision for Loan Losses

The provision for loan losses was $338,000 for the three months ended September 30, 2009, compared to $324,000 for the same period in 2008.  The provision expense for the three months ended September 30, 2009 was predicated upon an analysis of the level of nonperforming loans and consideration of the economic challenges applied to the loan portfolio.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2009 was $828,000, an increase of $90,000, or 12.2%, compared to $738,000 for the same three-month period ended September 30, 2008.  During the three-months ended September 30, 2009, the increase in noninterest income was primarily driven by an increase in customer service fees of approximately $77,000 and an increase in gains on sale of loans of approximately $33,000.

Noninterest Expense

Noninterest expense was $3.4 million for the three months ended September 30, 2009 an increase of $170,000, or 5.2%, over the three months ended September 30, 2008.  This was primarily driven by increased FDIC insurance expense of $209,000 for the three months ended September 30, 2009 over the same period in 2008.  As previously discussed, this increased level of insurance premiums will continue into 2010. The Company has also experienced an increase in noninterest expense due to the September 2008 branch acquisition.  Occupancy and equipment expense increased $167,000, or 33.7% for the first three months ended September 30, over the same period in 2008, due to increased depreciation expense from the additional offices from the September 2008 acquisition and on computer hardware and software and related service maintenance.  Amortization expense of intangible assets was $26,000 for the three months ended September 30, 2009 versus zero for the same period in 2008, relating to the intangible asset recorded in connection with the 2008 acquisition of a failed bank. Professional fees decreased $171,000, for the three months ended September 2009 compared to the same period in 2008 due to a decrease in legal fees associated with collection efforts.  Advertising and stationary and office supplies expenses decreased for the three months ended September 30, 2009 compared to the higher expenditures for the same period in 2008 due to the branch acquisition.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $143,000 for the three months ended September 30, 2009, a decrease of $96,000, or 40.2%, compared to the same period in 2008.  The decrease in tax expense was due primarily to a $236,000, or 20.8%, decrease in pretax income. The effective tax rates were

15.9% and 21.0% for the three months ended September 30, 2009 and 2008, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity totaled $35.0 million at September 30, 2009 compared to $33.9 million at December 31, 2008, a $1.1 million increase.  Total stockholders’ equity in relation to total assets was 7.8% at September 30, 2009 and 7.7% at December 31, 2008.  In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares.  This enables the Company, at the option of the Board of Directors, to issue a series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company.  The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.  Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table illustrates the Company’s well-capitalized classification at September 30, 2009.

September 30,
2009
(Unaudited)
(Dollars in thousands)

Tier 1 capital	$38,638
Total risk-based capital	41,564
Risk-weighted assets	273,928
Average total assets	449,374

Total risk-based capital ratio	15.17%
Tier 1 risk-based capital ratio	14.11%
Tier 1 capital to average assets	8.60%

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

ITEM 4.             Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.             Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.          Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.

ITEM 2.             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
7/1/2009 to	-	-	-	$1,735,810
7/31/2009
Month #2
8/1/2009 to	-	-	-	$1,735,810
8/31/2009
Month #3
9/1/2009 to
9/30/2009	-	-	-	$1,735,810

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

United Bancorp, Inc.
Part II – Other Information

As of September 30, 2009, the Company continues to be included in the Russell Microcap Index.  Russell indexes are widely used by investment managers and institutional investors for both index funds and as benchmarks for passive and active investment strategies.  UBCP will hold its membership until Russell reconstitutes its indexes in June 2010.

ITEM 3.             Defaults Upon Senior Securities

Not applicable.

ITEM 4.             Submission of Matters to A Vote of Security Holders

Not applicable.

ITEM 5.             Other Information

Not applicable.

ITEM 6.             Exhibits

EX-3.1	Amended Articles of Incorporation of United
Bancorp, Inc. (1)

EX-3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders
(See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-Q for the fiscal period ended June 30. 2009, as filed with the Securities and Exchange Commission on August 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: November 13 , 2009	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date: November 13 , 2009	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

3.1
Amended Articles of Incorporation of United Bancorp, Inc. incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

3.2
Amended and Restated Code of Regulations of United Bancorp, Inc. incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-Q for the fiscal period ended June 30, 2009, as filed with the with the Securities and Exchange Commission on August 13, 2009.

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