Form 10-K
period 2009-12-31
UNITED BANCORP INC /OH/
filed 2010-03-23
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐  No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☐  No☐

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

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of June 30, 2009 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $49,834,569 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,256,811 common shares outstanding as of March 6, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 21, 2010 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference into Parts I and II.

PART I

Item 1    Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio.  At December 31, 2009 the Company  has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS, or the Bank). The Bank operates two divisions for marketing purposes, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.

On September 19, 2008, CITIZENS assumed from the Federal Deposit Insurance Corporation (“FDIC”) the deposits of three banking offices of a failed institution in Belmont County, Ohio. Deposits assumed in the transaction totaled approximately $39.3 million. The agreement provided the Bank with the option to purchase the office premises for the three banking locations. Management notified the FDIC and acquired two of the former banking locations for approximately $1.2 million which is the appraised fair value of the properties. Management is in the process of building a new banking facility in the community where it did not acquire and currently leases one of the properties from the FDIC. The Company paid a premium to the FDIC of approximately $450,000 for the approximately $39.3 million in deposits assumed.

CITIZENS serves customers in northeastern, eastern, southeastern and south central Ohio and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities.  The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans.  CITIZENS conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and nineteen branches located in the counties mentioned above.  CITIZENS also offers full brokerage service through UVEST® member NASD/SIPC.

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

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking.  No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than five percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association.  If any subsidiary bank of the Company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest the subsidiary bank.  Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company.  If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.  The Company is not a financial holding company and has no current intention of making such an election.

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

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC approved a final rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it could apply for an exemption.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2009, CITIZENS exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 13.5%, a Tier 1 risk-based capital ratio of 12.7% and a Tier 1 leverage ratio of 8.1%.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2009, CITIZENS satisfied all requirements for inclusion in the “well capitalized” category.

Dividends. Ohio law prohibits CITIZENS, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, CITIZENS exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.

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

Employees

The Company itself, as a holding company, has no compensated employees.  CITIZENS has 122 full time employees, with 30 of these serving in a management capacity, and 43 part time employees.

           Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking.  Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” beginning on page 22 of our 2009 Annual Report, which is incorporated by reference.

II     Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2009 and 2008.

	December 31,
	2009	2008
	(In thousands)

Available for sale (at fair value)
U.S. Govt. and agency obligations	$57,204	$87,386
Mortgage-backed obligations	13,031	16,290
State and municipal obligations	26,344	25,736
Other securities	6	4

	$96,585	$129,416

Held to maturity (at cost)
State and municipal obligations	$14,277	$15,687

B	Contractual maturities of securities at year-end 2009 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield

Available for Sale

US Government agency obligations
Under 1 Year	$––	$––	0.00%
1 - 5 Years	––	––	0.00%
5 - 10 Years	5,981	5,970	2.27%
Over 10 Years	51,683	51,234	4.95%

Total	57,664	57,204	4.67%

Mortgage-backed securities
Under 1 Year	––	––	0.00%
1 - 5 Years	533	547	4.18%
5 - 10 Years	11,510	12,042	4.64%
Over 10 Years	423	442	4.92%

Total	12,466	13,031	4.63%

State and municipal obligations
Under 1 Year	125	127	7.04%
1 - 5 Years	2,261	2,314	5.08%
5 - 10 Years	8,118	8,269	5.74%
Over 10 Years	15,496	15,634	5.97%

Total	26,000	26,344	5.82%

Other securities
Equity securities	4	6	0.00%

Total securities available for sale	$96,134	$96,585	4.98%

Held to Maturity

State and municipal obligations
Under 1 Year	$1,209	$1,236	7.60%
1 - 5 Years	3,030	3,163	6.31%
5 - 10 Years	5,301	5,477	6.27%
Over 10 Years	4,737	4,767	6.12%

Total securities available for sale	$14,277	$14,643	6.10%

C
Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2009.

III	Loan Portfolio

A    Types of Loans

The amounts of gross loans outstanding at December 31, 2009, 2008, 2007, 2006 and 2005 are shown in the following table according to types of loans:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Commercial loans	$83,073	$67,830	$59,785	$40,512	$32,675
Commercial real estate loans	67,650	72,311	74,660	92,895	97,706
Real estate loans	62,128	59,807	58,524	56,167	57,746
Installment loans	44,875	38,270	41,675	41,943	43,884

Total loans	$257,726	$238,218	$234,644	$231,517	$232,011

Construction loans were not significant at any date indicated above.

B     Maturities and Sensitivities of Loans to Changes in Interest Rates
The following is a schedule of commercial and commercial real estate loans at December 31, 2009 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$41,299	$17,786	$23,988	$83,073
Commercial real estate loans	198	12,874	54,578	67,650

Total	$41,497	$30,660	$78,566	$150,723

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2009 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$16,464	$25,310	$41,774
Commercial real estate loans	8,422	59,030	67,452

Total	$24,886	$84,340	$109,226

Variable rate loans are those loans with floating or adjustable interest rates.

C     Risk Elements

1.      Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2009, 2008, 2007, 2006 and 2005:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Nonaccrual basis (1)	$5,426	$5,398	$1,822	$3,396	$1,144
Accruing loans 90 days or greater past due (4)	971	1,573	2,585	55	417
Impaired loans (2) (3)	4,728	7,523	3,399	3,122	875
Impaired loan with related allowance for unconfirmed losses (5)	3,265	5,571	2,347	1,012	––
Impaired loan without related allowance for unconfirmed losses (6)	1,463	1,952	1,052	2,110	875

(1)
There were 4 restructured loans by 1 borrower in 2008 totaling $609,000. For years 2005 and 2006, all of the Company’s impaired loans were on a nonaccrual basis. For 2008, the nonaccruing loans includes $4,866,000 of impaired loans and for 2009, includes $4,159,000 of impaired loans.

(2)
Loans considered impaired under the provisions of ASC 310-10-35-16 and interest recognized on a cash received basis were not material for 2005 and 2006, inclusive. Interest  recognized on impaired loans was $121,000, $421,000, and $84,000 for the years ended December 31, 2009, 2008 and 2007, respectively..

(3)	Additional information incorporated by reference on page 43 of the Notes to Consolidated Financial Statements set forth in our 2009 Annual Report, which is incorporated herein by reference.

(4)	Includes impaired loans totaling $477,000 in 2009 and $1,108,000 in 2008.

(5)
There were  no loans past due greater than 90 days and still accruing within this category as of December 31, 2009. Includes $3,173,000 of nonaccrrual loans at December 31, 2009. Includes $214,000 of loans past due greater than 90 days and still accruing and $4,707,000 of nonaccrrual loans at December 31, 2008.

(6)	Includes $477,000 of accruing loans past due greater than 90 days and $986,000 of nonaccrual loans at December 31, 2009.

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $318,000 and $342,000 for the years ended December 31, 2009 and 2008, respectively.  At those dates, all impaired loans were commercial or commercial real estate loans.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection.  Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired.  Payments received on such loans are reported as principal reductions.

2.      Potential Problem Loans

The Company had no potential problem loans as of December 31, 2009 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

        3.      Loan Concentrations

Refer to Page 67, Note 19 of Notes to Consolidated Financial Statements set forth in our 2009 Annual Report, which is incorporated herein by reference.

IV Summary of Loan Loss Experience

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The Company accounts for impaired loans in accordance with ASC 310-10-35-16, “Accounting for Creditors for Impairment of a Loan.”  ASC 310-10-35-16 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loan’s observable market price or fair value of the collateral. A loan is defined under ASC 310-10-35-16 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In applying the provisions of ASC 310-10-35-16, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment.  With respect to the Company’s investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the fair value of the collateral.

Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under ASC 310-10-35-16 at that time.
For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13,14 and 16 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2009 Annual Report, which is incorporated herein by reference.

A         Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2009, 2008, 2007, 2006 and 2005:

	2009	2008	2007	2006	2005
	(In thousands)
Loans
Gross loans outstanding	$257,726	$238,218	$234,644	$231,517	$232,011
Average loans outstanding	$243,599	$235,670	$228,673	$234,436	$224,945

Allowance for Loan Losses
Balance at beginning of year	$2,770	$2,447	$2,345	$2,904	$2,995
Loan charge-offs:
Commercial	125	92	206	1,420	89
Commercial real estate	1,038	94	145	––	185
Real estate	295	320	204	350	146
Installment	472	560	583	370	342
Total loan charge-offs	1,930	1,066	1,138	2,140	762

Loan recoveries
Commercial	18	12	9	22	7
Commercial real estate	8	––	7	––	37
Real estate	56	23	45	34	13
Installment	143	166	186	148	202
Total loan recoveries	225	201	247	204	259

Net loan charge-offs	1,705	865	891	1,936	503

Provision for loan losses	1,325	1,188	993	1,377	412

Balance at end of year	$2,390	$2,770	$2,447	$2,345	$2,904

Ratio of net charge-offs to average loans outstanding for the year	0.70%	0.37%	0.39%	0.83%	0.22%

	2009	2008	2007	2006	2005
	(In thousands)

Net loan charge-offs
Commercial	$107	$80	$197	$1,398	$82
Commercial real estate	1,030	94	138	––	148
Real estate	239	297	159	316	133
Installment	329	394	397	222	140

Total net loan charge-offs	$1,705	$865	$891	$1,936	$503

Commercial Balance	$83,073	$67,830	$50,785	$40,512	$32,675
Commercial Charge-off Percentage	0.129%	0.118%	0.330%	3.451%	0.251%

Commercial Real Estate	$67,650	$72,311	$74,660	$92,895	$97,706
Commercial RE Charge-off Percentage	1.523%	0.130%	0.185%	0.000%	0.151%

Real Estate	$62,128	$59,807	$58,524	$56,167	$57,746
Real Estate Charge-off Percentage	0.385%	0.497%	0.272%	0.563%	0.230%

Installment	$44,875	$38,270	$41,675	$41,942	$43,884
Installment Charge-off Percentage	0.733%	1.030%	0.953%	0.529%	0.319%

B         Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2009, 2008, 2007, 2006 and 2005.  Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s  service areas.  The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2009		2008		2007		2006		2005
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$1,041	32.23%	$1,236	28.47%	$765	25.48%	$636	17.50%	$1,092	14.09%
Commercial real estate	848	26.25%	1,141	30.35%	974	31.82%	777	40.12%	502	42.11%
Real estate	100	24.11%	153	25.11%	117	24.94%	138	24.26%	310	24.89%
Installment	251	17.41%	176	16.07%	243	17.76%	442	18.12%	739	18.91%
General	150	N/A	64	N/A	348	N/A	352	N/A	261	N/A

Total	$2,390	100.00%	$2,770	100.00%	$2,447	100.00%	$2,345	100.00%	$2,904	100.00%

V         Deposits

A     Schedule of Average Deposit Amounts and Rates

Refer to Management’s Discussion and Analysis and Results of Operations “Average Balances, Net Interest Income and Yields Earned and Rates Paid” set forth in our 2009 Annual Report and incorporated herein by reference.

B     Maturity analysis of time deposits greater than $100,000.

The time to remaining maturity for time deposits in excess of $100,000 are:

2009
(In thousands)

Three months or less	$4,129
Over three through six months	7,945
Over six through twelve months	21,311
Over twelve months	18,245

Total	$51,630

VI       Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2009	2008

Dividend Payout Ratio	98.86%	72.01%
Equity to Assets	7.90%	7.67%

For other ratios refer to the inside front cover of our 2009 Annual Report to Shareholders, incorporated herein by reference.

VII     Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008
	(Dollars in thousands)

Balance at December 31,	$10,012	$6,759
Weighted average interest rate at December 31	0.39%	1.45%
Average daily balance during the year	$10,999	$9,063
Average interest rate during the year	0.39%	1.60%
Maximum month-end balance during the year	$13,329	$11,981

Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices.

Information concerning the cash management line of credit from the Federal Home Loan Bank of Cincinnati, Ohio is summarized as follows:

	2009	2008
	(Dollars in thousands)

Balance at December 31,	$––	$––
Weighted average interest rate at December 31	––	3.51%
Average daily balance during the year	$––	$20,115
Average interest rate during the year	––	2.37%
Maximum month-end balance during the year	$––	$42,000

No other individual component of borrowed funds comprised more than 30% of shareholders’ equity and accordingly is not disclosed in detail.

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

James W. Everson	71	Chairman, President and Chief Executive Officer

Scott Everson	42	Senior Vice President and Chief Operating Officer

Randall M. Greenwood	46	Senior Vice President, Chief Financial Officer, Secretary /Treasurer

Timothy L. Kelley	53	Vice President – Chief Commercial Banking Officer

Elmer K. Leeper	43	Vice President – Chief Retail Banking Offier

James A. Lodes	64	Vice President – Chief Lending Officer

Michael A. Lloyd	41	Vice President – Chief Information Officer

Matthew F. Branstetter	42	Vice President – Assistant Chief Lending Officer

Each individual has held the position noted during the past five years, except for the following:

Timothy L. Kelley	53	Vice President Chief Commercial Banking
Elmer K. Leeper	43	Vice President Chief Retail Banking
Matthew F. Branstetter	42	Vice President Assistant Chief Lending Officer

Each of these Executive Officers are serving at-will in their current positions.  The Officers have held the positions for the following time periods: James W. Everson, 27 years,  Scott A. Everson , 8 years, James A. Lodes, 14 years, Michael Lloyd, 7 years and Randall M. Greenwood, 12 years.

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

PART II

Item 4	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 7, “Shareholder Information” of the 2009 Annual Report To Shareholders and refer to Page 38, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2009 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2009 to 10/31/2009	––	––	––	$1,735,810
Month #2 11/1/2009 to 11/30/2009	––	––	––	$1,735,810
Month #3 12/1/2009 to 12/31/2009	––	––	––	$1,735,810
Total	––	––	––	$1,735,810

United Bancorp purchased these shares under a stock purchase program publicly announced by a press release issued on November 18, 2008, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period.  Such authorization will expire on November  18, 2010.

Item 5	Selected Consolidated Financial Data

Refer to inside front cover, “Decade of Progress” of the 2009 Annual Report To Shareholders, which is incorporated herein by reference.

Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 12-25, “Management’s Discussion and Analysis” of the 2009 Annual Report To Shareholders.

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

Item 6A Quantitative and Qualitative Disclosures About Market Risk

Refer to Page 18-20 “Asset/Liability Management and Sensitivity to Market Risks” of the 2009 Annual Report to Shareholders, which is incorporated herein by reference.

Item 7    Financial Statements and Supplementary Data

Refer to the 2009 Annual Report To Shareholders, which is incorporated herein by reference.

Item 8    Changes In and Disagreements With Accountants

Not applicable.

Item 8A Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2009, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision and with the participation of management, including our principal executive  and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of § 240.13a-15 of this chapter.  Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B	Other Information

None.

PART III

Item 9    Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.”  Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.  Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

Item 10  Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 11  Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	53,714	$10.69	320,000
Equity compensation plans not approved by security holders
Total	53,714	$10.69	320,000

Item 12  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 13	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 14  Exhibits and Financial Statement/Schedules

Financial Statements

(a)
The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 26 through 74 of the United Bancorp, Inc. 2009 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets
December 31, 2009 and 2008

Consolidated Statements of Income
Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

EXHIBITS

Exhibit Number	Exhibit Description

2	Purchase and Assumption Agreement dated September 18, 2008 (7)

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.5	James A. Lodes Change in Control Agreement (3)

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd and James A. Lodes. (5)

10.10	United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors Deferred Compensation Plan. (5)

10.11
Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2009 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s 10-Q filed with the Securities and Exchange Commission on August 13, 2009.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

United Bancorp Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/James W. Everson	March 23, 2010
James W. Everson, Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/James W. Everson	March 23, 2010
James W. Everson, Chairman, President & CEO

By:	/s/Scott A. Everson	March 23, 2010
Scott A. Everson, Senior Vice President & Chief Operating Officer

By:	/s/Randall M. Greenwood	March 23, 2010
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Terry A. McGhee	March 23, 2010
Terry A. McGhee, Director

By:	/s/John M. Hoopingarner	March 23, 2010
John M. Hoopingarner, Director

By:	/s/Richard L. Riesbeck	March 23, 2010
Richard L. Riesbeck, Director

By:	/s/Samual J. Jones	March 23, 2010
Samual J. Jones , Director

By:	/s/Matthew C. Thomas	March 23, 2010
Matthew C. Thomas, Director

United Bancorp Inc.
Exhibit Index

Exhibit Number	Exhibit Description

2	Purchase and Assumption Agreement dated September 18, 2008 (7)

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.5	James A. Lodes Change in Control Agreement (3)

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd and James A. Lodes. (5)

10.10	United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors Deferred Compensation Plan. (5)

10.11
Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2008 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s 10-Q filed with the Securities and Exchange Commission on August 13, 2009.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.