Form 10-Q
period 2010-03-31
UNITED BANCORP INC /OH/
filed 2010-05-14
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            March 31, 2010

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

Yes ☐            No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date:  As of May 1, 2010, 5,274,890 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

United Bancorp, Inc.
Contents

ITEM 1.  Financial Statements

United Bancorp, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$5,237	$4,862
Interest-bearing demand deposits	41,917	11,409
Federal funds sold	—	15,000
Cash and cash equivalents	47,154	31,271
Certificates of deposit in other financial institutions	11,272	17,575
Available-for-sale securities	89,201	96,585
Held-to-maturity securities	13,594	14,277
Loans, net of allowance for loan losses of $2,527 and $2,390 at March 31, 2010 and December 31, 2009, respectively	257,963	255,336
Premises and equipment	8,637	8,689
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	1,459	1,378
Intangible assets	631	656
Accrued interest receivable	2,101	2,218
Deferred income taxes	—	333
Bank-owned life insurance	10,119	10,018
Other assets	3,320	2,824
Total assets	$450,261	$445,970

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$130,642	$130,363
Savings	48,611	45,497
Time	165,735	168,683
Total deposits	344,988	344,543
Short-term borrowings	13,997	10,277
Federal Home Loan Bank advances	48,875	49,128
Subordinated debentures	4,000	4,000
Deferred income taxes	171	—
Interest payable and other liabilities	2,192	2,811
Total liabilities	414,223	410,759

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,370,304 shares	5,370	5,370
Additional paid-in capital	22,178	22,830
Retained earnings	13,447	12,761
Stock held by deferred compensation plan; 163,969 and 155,198 shares at March 31, 2010 and December 31, 2009, respectively	(1,558)	(1,478)
Unearned ESOP compensation	(2,512)	(2,512)
Accumulated other comprehensive income (loss)	167	(507)
Treasury stock, at cost
March 31, 2010 – 95,414 shares, December 31, 2009 – 113,493 shares	(1,054)	(1,253)
Total stockholders’ equity	36,038	35,211
Total liabilities and stockholders’ equity	$450,261	$445,970

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	2010	2009
Interest and Dividend Income
Loans	$4,175	$4,021
Securities
Taxable	809	1,311
Tax-exempt	409	433
Federal funds sold	11	7
Dividends on Federal Home Loan Bank and other stock	126	141
Total interest and dividend income	5,530	5,913
Interest Expense
Deposits	1,272	1,582
Federal funds purchased	—	8
Borrowings	532	484
Total interest expense	1,804	2,074
Net Interest Income	3,726	3,839
Provision for Loan Losses	360	324
Net Interest Income After Provision for Loan Losses	3,366	3,515
Noninterest Income
Customer service fees	533	512
Net gains on loan sales	13	13
Gain (loss) on sale of foreclosed assets	(3)	43
Other	233	221
Total noninterest income	776	789
Noninterest Expense
Salaries and employee benefits	1,755	1,622
Net occupancy expense	425	399
Professional fees	188	227
Deposit insurance premiums	102	38
Insurance	95	95
Franchise and other taxes	131	124
Advertising	93	93
Printing and office supplies	59	81
Amortization of intangible asset	25	38
Other	498	592
Total noninterest expense	3,371	3,309

Income Before Federal Income Taxes	771	995

Provision for Federal Income Taxes	88	194

Net Income	$683	$801

Basic Earnings Per Share	$0.15	$0.17

Diluted Earnings Per Share	$0.15	$0.17

Dividends per share	$0.14	$0.14

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Net Income	$683	$801

Other comprehensive income, net of related tax effects:
Unrealized holding gains on securities during the period, net of taxes of $347 and $22 in 2010 and 2009, respectively	674	42

Comprehensive Income	$1,357	$843

Accumulated Other Comprehensive Income (Loss)	$167	$(1,052)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Operating Activities
Net income	$683	$801
Items not requiring (providing) cash
Depreciation and amortization	195	174
Amortization of intangible asset	25	38
Provision for loan losses	360	324
Amortization of premiums and discounts on securities, net	34	23
Gain on sale of loans	(13)	(13)
Increase in value of bank-owned life insurance	(101)	(91)
Amortization of mortgage servicing rights	6	14
Loss (gain) on sale of foreclosed assets	3	(43)
Expense related to share-based compensation plans	52	—
Net change in accrued interest receivable and other assets	(385)	405
Net change in accrued expenses and other liabilities	(461)	(2,292)

Net cash provided by (used in) operating activities	398	(660)

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	15,043	23,499
Purchases	(5,989)	(27,151)
Net change in loans	(3,077)	1,286
Net changes in certificates of deposit in other financial institutions	6,303	(16,084)
Proceeds from sale of foreclosed assets	20	163
Purchases of premises and equipment	(143)	(210)

Net cash provided by (used in) investing activities	12,157	(18,497)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the Three Months Ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Financing Activities
Net change in deposits	$445	$(302)
Net change in short-term borrowings	3,720	4,619
Net change in long-term debt	(253)	(155)
Cash dividends paid	(737)	(704)
Proceeds from purchase of shares by Dividend Reinvestment Plan	103	112
Treasury stock issued (purchases)	50	(89)

Net cash provided by financing activities	3,328	3,481

Increase (Decrease) in Cash and Cash Equivalents	15,883	(15,676)

Cash and Cash Equivalents, Beginning of Period	31,271	31,469

Cash and Cash Equivalents, End of Period	$47,154	$15,793

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,817	$2,112

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed real estate and other repossessed assets	$104	$436

Unrealized gains on securities designated as available for sale, net of related tax effects	$674	$42

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2010, and its results of operations and cash flows for the three month periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2009 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.

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
For the Three Months Ended March 31, 2010 and 2009

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risking rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released.  At March 31, 2010 and 2009, the ESOP held 259,996 and 283,635 unallocated shares, respectively, which were not included in weighted-average common shares outstanding.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended March 31,
	2010	2009

Basic
Net income (In thousands)	$683	$801

Weighted average common shares outstanding	4,665,937	4,600,174

Basic earnings per common share	$0.15	$0.17

Diluted
Net income (In thousands)	$683	$801

Weighted average common shares outstanding for basic earnings per common share	4,665,937	4,600,174

Add: Dilutive effects of stock options and nonvested shares	16,512	—

Average shares and dilutive potential common shares	4,682,449	4,600,174

Diluted earnings per common share	$0.15	$0.17

Options to purchase 53,714 and 55,529 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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
For the Three Months Ended March 31, 2010 and 2009

Recent Accounting Pronouncements

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

FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009 (January 1, 2010, as to the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of FASB ASC 860-10 must be applied to transfers that occur on or after the effective date.  Early application is prohibited.  FASB ASC 860-10 also requires additional disclosures about transfers of financial assets that occur both before and after the effective date.  The Company adopted FASB ASC 860-10 effective January 1, 2010, as required, without material effect on its consolidated financial statements.

FASB ASC 860-10 also improves how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics.  Among other things, FASB ASC 860-10 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated.  FASB ASC 860-10 requires an entity to provide significantly more disclosures about its involvement with VIEs.  As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.  FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, as to the Company), and for interim periods within the first annual reporting period.  Earlier application is prohibited.  The Company adopted FASB ASC 860-10 effective January 1, 2010, as required, without significant effect on its consolidated financial statements.

Accounting Standards Update (ASU) No. 2009-16 (formerly SFAS 166) modified the criteria to qualify a transfer of a portion of a financial asset for sale accounting.  This guidance eliminated non-prorata participations, such as last-in, first-out loan participations, being accounted for as loan sales.  Instead, these types of transactions will be accounted for as secured borrowings, which would require the legally sold piece of the loan to remain on the books of the seller and be offset with a liability.  This could also have regulatory implications, such as issues with lending limits and regulatory capital levels.  The Company must apply ASU 2009-16 to new transactions and modifications of existing transactions occurring on or after January 1, 2010.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2010:
U.S. government agencies	$49,967	$200	$(54)	$50,113
State and political subdivisions	25,998	726	(15)	26,709
Government sponsored entities mortgage-backed securities	11,759	614	(3)	12,370
Equity securities	4	5	—	9

	$87,728	$1,545	$(72)	$89,201

December 31, 2009:
U.S. government agencies	$57,664	$35	$(495)	$57,204
State and political subdivisions	26,000	421	(77)	26,344
Government sponsored entities mortgage-backed securities	12,466	567	(2)	13,031
Equity securities	4	2	—	6

	$96,134	$1,025	$(574)	$96,585

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2010:
State and political subdivisions	$13,594	$405	$—	$13,999

December 31, 2009:
State and political subdivisions	$14,277	$391	$(25)	$14,643

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities are presented in the table below based on their projected maturities.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$125	$126	$1,213	$1,234
One to five years	2,894	2,986	3,290	3,449
Five to ten years	25,165	25,987	4,354	4,534
After ten years	59,540	60,093	4,737	4,782

	87,724	89,192	13,594	13,999

Equity securities	4	9	—	—

Totals	$87,728	$89,201	$13,594	$13,999

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $101.3 million and $81.5 million at March 31, 2010 and December 31, 2009, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at March 31, 2010 and December 31, 2009, was $7.9 million and $47.8 million, which represented approximately 7.7% and 43.0%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

March 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

US Government agencies	$5,936	$(54)	$—	$—	$5,936	$(54)
Government sponsored entities mortgage-backed securities	440	(3)	—	—	440	(3)
State and political subdivisions	—	—	1,498	(15)	1,498	(15)

Total temporarily impaired securities	$6,376	$(57)	$1,498	$(15)	$7,874	$(72)

December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

US Government agencies	$40,699	$(495)	$—	$—	$40,699	$(495)
Government sponsored entities mortgage-backed securities	651	(2)	—	—	651	(2)
State and political subdivisions	4,037	(43)	2,450	(59)	6,487	(102)

Total temporarily impaired securities	$45,387	$(540)	$2,450	$(59)	$47,837	$(599)

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

The unrealized losses on the Company’s investments in U.S. Government agency, mortgage-backed and municipal securities were caused primarily by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Note 3:	Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Three months ended March 31,
	2010	2009
	(In thousands)

Beginning balance	$2,390	$2,770
Provision for loan losses	360	324
Loans charged-off	(311)	(140)
Recoveries of previous charge-offs	88	47
Ending balance	$2,527	$3,001

The Company’s impaired loans totaled $7.1 million and $4.7 million at March 31, 2010 and December 31, 2009, respectively.  The Company reviews each impaired loan to determine whether a specific allowance for loan loss is necessary.   Based upon this review, an allowance for loan losses of $1.6 million and $984,000 relates to impaired loans of $4.7 million and $3.3 million, at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010 and December 31, 2009, impaired loans of $2.4 million and $1.4 million had no related allowance for loan losses.

Interest income of $28,600 and $15,700 was recognized on average impaired loans of $5.9 million and $7.4 million for the three months ended March 31, 2010 and 2009, respectively.  Interest income was recognized on impaired loans on a cash basis for each of the three months ended March 31, 2010 and 2009.

At March 31, 2010 and December 31, 2009, accruing loans delinquent 90 days or more (including impaired loans of $923,000 at March 31, 2010 and $477,000 at December 31, 2009) totaled $947,000 and $971,000, respectively.  Non-accruing loans at March 31, 2010 and December 31, 2009 (including impaired loans of $4.7 million at March 31, 2010 and $4.2 million at December 31, 2009) were $5.8 million and $5.4 million, respectively.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2010	2009
	(In thousands)

Service cost	$67	$57
Interest cost	45	41
Expected return on assets	(58)	(38)
Amortization of prior service cost, transition liability, net gain and plan amendment	21	30

Pension expense	$75	$90

Note 5:	Off-Balance Sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)

Commitments to extend credit	$36,665	$41,351
Credit card and ready reserve lines	13,480	13,477
Standby letters of credit	664	676

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

Note 6:	Fair Value Measurements

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2010
U.S. government agencies	$50,113	$—	$50,113	$—
State and political subdivisions	26,709	—	26,709	—
Mortgage-backed securities	12,370	—	12,370	—
Equity securities	9	—	9	—

December 31, 2009
U.S. government agencies	$57,204	$—	$57,204	$—
State and political subdivisions	26,344	—	26,344	—
Mortgage-backed securities	13,031	—	13,031	—
Equity securities	6	—	6	—

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Collateral dependent impaired loans consisted primarily of loans secured by nonresidential real estate.  Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.  Due to the nature of the valuation inputs, impaired loans are classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights, which are included in other assets, do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2010
Impaired loans	$1,832	$—	$—	$1,832
Foreclosed assets held for sale	104	—	—	104

December 31, 2009
Impaired loans	$667	$—	$—	$667
Mortgage servicing rights	267	—	—	267
Foreclosed assets held for sale	1,002	—	—	1,002

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$47,154	$47,154	$31,271	$31,271
Certificates of deposits in other financial institutions	11,272	11,272	17,575	17,575
Available-for-sale securities	89,201	89,201	96,585	96,585
Held-to-maturity securities	13,594	13,999	14,277	14,643
Loans, net of allowance for loan losses	257,963	252,098	255,336	248,918
Federal Home Loan Bank stock	4,810	4,810	4,810	4,810
Accrued interest receivable	2,101	2,101	2,218	2,218

Financial liabilities
Deposits	344,988	326,409	344,543	325,179
Short-term borrowings	13,997	13,783	10,277	10,264
Federal Home Loan Bank advances	48,875	49,632	49,128	49,540
Subordinated debentures	4,000	3,093	4,000	3,093
Interest payable	385	385	398	398

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

Interest Payable

The carrying amount approximates fair value.

Short-term Borrowings, Federal Home Loan Bank Advances and Subordinated Debentures

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at March 31, 2010 and December 31, 2009.

United Bancorp, Inc.
ITEM 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2010, as compared to December 31, 2009, and the results of operations for the three months ended March 31, 2010, compared to the same period in 2009.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s earnings in the first quarter of 2010 generated an annualized 0.61% return on average assets (“ROA”) and an annualized 7.69% return on average equity (“ROE”), compared to 0.72% ROA and 9.46% ROE for the three months ended March 31, 2009.  Comparing the quarter ended March 31, 2010 to 2009, the Company’s net interest margin was 4.00% compared to 4.05%, which caused a decrease in net interest income of approximately $113,000 or 2.9%.  As the historically low interest rates continue into 2010, it will be challenging to continue spreading the net interest margin by lowering the Company’s cost of funds on an accelerated basis relative to the income generated by its assets.  Comparing the same periods, customer service fees on deposits increased $21,000.  On the expense side, the Company’s 2010 earnings were affected by a period over period increase of $64,000 in FDIC Premiums and a $36,000 increase in our provision for loan losses.  The net after-tax per share impact of the additional FDIC Premiums expensed in the first quarter of 2010 is approximately $0.01 per share.

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

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

At March 31, 2010, gross loans were $260.5 million, compared to $257.7 million at December 31, 2009, an increase of $2.8 million or 1.1%.  The overall increase in the loan portfolio was driven by a $2.3 million increase in commercial and commercial real estate loans since December 31, 2009.

Installment loans represented 17.9% of total loans at March 31, 2010, and 17.4% at December 31, 2009.  This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields.  Installment loans have increased $1.2 million, or 2.6%, since December 31, 2009.  The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 branch locations.

Commercial and commercial real estate loans comprised 58.7% of total loans at March 31, 2010, compared to 58.5% at December 31, 2009.  Commercial and commercial real estate loans have increased $2.3 million, or 1.5% since December 31, 2009.  The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Real estate loans were 23.6% of total loans at March 31, 2010 and 24.1% at December 31, 2009.  Real estate loans have decreased by $701,000 since December 31, 2009.  Real estate lending for the three months of 2010 has been slow with respect to the Company’s adjustable-rate mortgage products.  As of March 31, 2010, the Bank has approximately $28.8 million in fixed-rate loans that have been sold in the secondary market.  The Company continues to service these loans for a fee that is typically 25 basis points.  At March 31, 2010, the Company did not hold any loans for sale.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the three months ended March 31, 2010 were approximately $223,000, or 9.3%, of the beginning balance in the allowance for loan losses.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments.  The Company does not hold any collateralized mortgage-backed securities or derivative securities other than those issued by U.S. government agencies. Securities available for sale at March 31, 2010 decreased approximately $7.4 million, or 7.6%, from December 31, 2009 totals.  With the overall decreasing interest rate environment, the Company has experienced a high level of called bond activity during the first three months of 2010.  While the Company has plans to reinvest a portion of these funds in other available-for-sale securities, there is lag between the time when bonds are called and the right investment opportunity is available to the Company.  Also given the historically low interest rate environment at present, the Company has implemented a strategy to invest in short term certificates of deposit (“CD’s”) in other financial institutions.  These CD’s are fully insured by the Federal Deposit Insurance Corporation and offer an alternative to investing in longer term U.S Government agency-backed securities.  As of March 31, 2010, the Company had approximately $11.3 million of CD’s with an average yield of 2.05% and an average term to maturity of 357 days. With the continued low interest rate environment, the opportunity to invest in short term CD’s in other financial institutions has been limited during the first three months of 2010.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended March 31, 2010, total core deposits increased approximately $1.3 million, or 0.4%.  The Company’s savings accounts increased $3.1 million, or 6.8%, from December 31, 2009 totals.  The Company’s interest-bearing demand deposits decreased $161,000, or 0.2%, noninterest-bearing demand deposits increased $440,000, or 1.9%, while certificates of deposit under $100,000 decreased by $2.1 million, or 1.8%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At March 31, 2010, certificates of deposit greater than $100,000 decreased $861,000, or 1.7%, from December 31, 2009 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $3.7 million from December 31, 2009 totals.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Net Income

Basic and diluted earnings per share for the three months ended March 31, 2010 totaled $0.15 compared with $0.17 for the three months ended March 31, 2009, a decrease of 11.8%.  In dollars, the Company’s net income was $683,000 for the three months ended March 31 2010, a decrease of $118,000, or 14.7% compared with net income of $801,000 for the same quarter in 2009.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income decreased 2.9%, or $113,000, for the three months ended March 31, 2010 compared to the same period in 2009. As the historically low interest rates continue into 2010, it will be challenging to continue spreading the net interest margin by lowering the Company’s cost of funds on an accelerated basis relative to the income generated by its assets.

Provision for Loan Losses

The provision for loan losses was $360,000 for the three months ended March 31, 2010, compared to $324,000 for the same period in 2009.  The increase in loan loss provision for the three-month period ended March 31, 2010, was based upon an increase in nonperforming loans and consideration of the economic challenges facing the banking industry.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended March 31, 2010 was $776,000, a decrease of $13,000 or 1.7%, compared to $789,000 for the same three-month period ended March 31, 2009.  During the three-months ended March 31, 2010, the decrease in noninterest income was caused by a decrease in gain on the sale of foreclosed real estate $46,000 offset by an increase in customer service fees of approximately $21,000.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Expense

Noninterest expense was $3.4 million for the three months ended March 31, 2010 an increase of $62,000, or 1.9%, over the three months ended March 31, 2009.  Salaries and employee benefit expense increased $133,000, or 8.2%, for the period ended March 31, 2010 over the same period in 2009.  This increase was primarily due to normal merit increases, and increases in benefit costs and restricted stock award expenses.  Professional fees decreased $39,000 for the first quarter of 2010 compared to the same period in 2009.  Occupancy and equipment expense increased $26,000, or 6.5% for the first quarter of 2010 over the same period in 2009.  Increased depreciation expense on computer hardware and software and related service maintenance was the primary reason for the increase.  Stationary and office supplies decreased $22,000 for the first quarter of 2010 compared to the same period in 2009.

Federal Income Taxes

The provision for federal income taxes was $88,000 for the three months ended March 31, 2010, a decrease of $106,000 compared to the same period in 2009.  The decrease in tax expense was due primarily to a $224,000 decrease in pretax income.  The effective tax rate was 11.4% and 19.5% for the three months ended March 31, 2010 and 2009, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity totaled $36.0 million at March 31, 2010 compared to $35.2 million at December 31, 2009, an $827,000 increase.  Total stockholders’ equity in relation to total assets was 8.0% at both March 31, 2010 and December 31, 2009.  In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares.  This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company.  The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.  Although this preferred stock is a financial tool, it has not been utilized to date.

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

The following table illustrates the Company’s well-capitalized classification at March 31, 2010.

March 31,
2010
(Unaudited)
(Dollars in thousands)

Tier 1 capital	$38,412
Total risk-based capital	40,941
Risk-weighted assets	284,513
Average total assets	446,506

Total risk-based capital ratio	14.39%
Tier 1 risk-based capital ratio	13.50%
Tier 1 capital to average assets	8.60%

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

ITEM 3                  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.                 Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.                 Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.              Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s for 10K for the year ended December 31, 2009, filed on March 23, 2010.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/2010 to 1/31/2010				$1,735,810
Month #2 2/1/2010 to 2/28/2010	—	—	—	$1,735,810
Month #3 3/1/2010 to 3/31/2010	—	—	—	$1,735,810

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

/s/United Bancorp, Inc.

Date: May 14, 2010	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date: May 14, 2010	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

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