Form 10-Q
period 2010-06-30
UNITED BANCORP INC /OH/
filed 2010-08-10
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-16540

UNITED BANCORP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐                      No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date:  As of August 9, 2010, 5,291,212 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1.  Financial Statements

United Bancorp, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$4,879	$4,862
Interest-bearing demand deposits	37,049	11,409
Federal funds sold	––	15,000

Cash and cash equivalents	41,928	31,271

Certificates of deposit in other financial institutions	5,075	17,575
Available-for-sale securities	98,432	96,585
Held-to-maturity securities	10,875	14,277
Loans, net of allowance for loan losses of $2,729 and $2,390 at June 30, 2010 and December 31, 2009, respectively	266,041	255,336
Premises and equipment	8,443	8,689
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	1,348	1,378
Intangible assets	602	656
Accrued interest receivable	1,660	2,218
Deferred income taxes	––	333
Bank-owned life insurance	10,217	10,018
Other assets	3,425	2,824

Total assets	$452,856	$445,970

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$133,762	$130,363
Savings	50,131	45,497
Time	160,069	168,683

Total deposits	343,962	344,543

Short-term borrowings	11,213	10,277
Federal Home Loan Bank advances	48,751	49,128
Subordinated debentures	4,000	4,000
Deferred income taxes	197	––
Trade date security purchases	6,000	––
Interest payable and other liabilities	2,392	2,811

Total liabilities	416,515	410,759

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,370,304 shares	5,370	5,370
Additional paid-in capital	21,497	22,830
Retained earnings	14,144	12,761
Stock held by deferred compensation plan; 169,261 and 155,198 shares at June 30, 2010 and December 31, 2009, respectively	(1,601)	(1,478)
Unearned ESOP compensation	(2,411)	(2,512)
Accumulated other comprehensive income (loss)	218	(507)
Treasury stock, at cost
June 30, 2010 – 79,092 shares, December 31, 2009 – 113,493 shares	(876)	(1,253)

Total stockholders’ equity	36,341	35,211

Total liabilities and stockholders’ equity	$452,856	$445,970

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$4,354	$4,168	$8,529	$8,189
Taxable securities	652	1,080	1,461	2,391
Non-taxable securities	391	433	800	866
Federal funds sold	23	10	34	17
Dividends on Federal Home Loan Bank stock and other	93	170	219	311
Total interest and dividend income	5,513	5,861	11,043	11,774

Interest expense
Deposits
Demand	47	100	96	294
Savings	24	42	50	80
Time	1,109	1,357	2,306	2,707
Borrowings	535	528	1,067	1,020
Total interest expense	1,715	2,027	3,519	4,101
Net interest income	3,798	3,834	7,524	7,673

Provision for loan losses	370	334	730	658
Net interest income after provision for loan losses	3,428	3,500	6,794	7,015

Noninterest income
Service charges on deposit accounts	625	574	1,158	1,086
Realized gains on sales of securities	––	25	––	25
Realized gains on sales of loans	31	37	44	50
Realized gains (losses) on sales of foreclosed assets	2	36	(1)	79
Other income	201	141	434	362
Total noninterest income	859	813	1,635	1,602

Noninterest expense
Salaries and employee benefits	1,767	1,665	3,522	3,287
Net occupancy expense	422	404	847	803
Professional services	206	200	394	427
Insurance	92	132	194	230
Deposit insurance premiums	145	406	240	441
Franchise and other taxes	127	122	258	246
Advertising	54	93	147	186
Stationery and office supplies	80	88	139	169
Amortization of intangible asset	28	30	54	68
Other expenses	550	427	1,047	1,019
Total noninterest expense	3,471	3,567	6,842	6,876
Income before federal income taxes	816	746	1,587	1,741

Federal income taxes	115	74	203	268
Net income	$701	$672	$1,384	$1,473

EARNINGS PER COMMON SHARE
Basic	$0.15	$0.15	$0.30	$0.32
Diluted	$0.15	$0.15	$0.30	$0.32
DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.28	$0.28

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$701	$672	$1,384	$1,473

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefit) of $26, $(279), $372 and $(257) for each respective period	51	(541)	725	(499)

Reclassification adjustment for realized gains included in income, net of taxes of $9 in both 2009 periods	––	(16)	––	(16)

Comprehensive income	$752	$115	$2,109	$958

Accumulated comprehensive income (loss)	$218	$(1,609)	$218	$(1,609)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Operating Activities
Net income	$1,384	$1,473
Items not requiring (providing) cash
Amortization of premiums and discounts on securities, net	64	119
Depreciation and amortization	399	365
Amortization of intangible asset	54	68
Expense related to share based compensation plans	107	6
Amortization of ESOP	104	102
Provision for loan losses	730	658
Increase in value of bank-owned life insurance	(199)	(182)
Gain on sale of securities	––	(25)
Gain on sale of loans	(44)	(50)
Proceeds from sale of loans	2,954	3,379
Loans originated for sale	(2,910)	(3,329)
Loss (gain) on sale of foreclosed assets	1	(79)
Amortization of mortgage servicing rights	14	107
Net change in accrued interest receivable and other assets	(62)	568
Net change in accrued expenses and other liabilities	(262)	(2,258)

Net cash provided by operating activities	2,334	922

Investing Activities
Securities available for sale:
Sales, maturities, prepayments and calls	46,362	78,366
Purchases	(41,197)	(55,327)
Securities held to maturity:
Maturities, prepayments and calls	3,424	430
Net change in loans	(11,601)	(1,543)
Net change in certificates of deposit in other financial institutions	12,500	(25,540)
Proceeds from sale of premises and equipment	––	36
Purchases of premises and equipment	(154)	(609)
Proceeds from sale of foreclosed assets	195	935

Net cash provided by (used in) investing activities	9,529	(3,252)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Financing Activities
Net change in deposits	$(581)	$(2,135)
Net change in short-term borrowings	936	3,212
Net change in long-term borrowings	(377)	5,702
Treasury stock sold	60	138
Proceeds from purchase of shares by Dividend Reinvestment Plan	231	––
Cash dividends paid on common stock	(1,475)	(1,410)

Net cash provided by (used in) financing activities	(1,206)	5,507

Increase in Cash and Cash Equivalents	10,657	3,177

Cash and Cash Equivalents, Beginning of Period	31,271	31,469

Cash and Cash Equivalents, End of Period	$41,928	$34,646

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$3,575	$4,154

Federal income taxes paid	$305	$227

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$165	$436

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$725	$(499)

Trade date securities purchases	$6,000	$––

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2010, and its results of operations and cash flows for the interim periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2009 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking.  Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.  Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations.  The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and twelve branches in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, Saint Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio.  The Community Bank division conducts its business through its main office in Lancaster, Ohio and seven offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio.  The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans.  The targeted lending areas of our bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 branch locations.

Commercial loans are expected to be repaid from cash flow from operations of businesses.  Real estate loans are secured by both residential and commercial real estate.  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary and fiscal policies, that are outside of management’s control.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

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

The allowance for loan losses is evaluated on a monthly basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released.  At June 30, 2010 and 2009, the ESOP held 248,176 and 283,635 unallocated shares, respectively, which were not included in weighted-average common shares outstanding.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Basic
Net income (In thousands)	$701	$672	$1,384	$1,473
Weighted average common shares outstanding	4,677,145	4,610,248	4,671,572	4,606,728
Basic earnings per common share	$0.15	$0.15	$0.30	$0.32

Diluted
Net income (In thousands)	$701	$672	$1,384	$1,473
Weighted average common shares outstanding for basic earnings per common share	4,677,145	4,610,248	4,671,572	4,606,728
Add: Dilutive effects of assumed exercise of stock options and restricted stock	17,847	––	17,847	––
Average shares and dilutive potential common shares	4,694,992	4,610,248	4,689,419	4,606,728

Diluted earnings per common share	$0.15	$0.15	$0.30	$0.32

Options to purchase 53,714 and 55,529 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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
For the Three and Six Months Ended June 30, 2010 and 2009

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

Accounting Standards Update (ASU) No. 2009-16 (formerly SFAS 166) modified the criteria to qualify a transfer of a portion of a financial asset for sale accounting.  This guidance eliminated non-prorata participations, such as last-in, first-out loan participations, being accounted for as loan sales.  Instead, these types of transactions will be accounted for as secured borrowings, which would require the legally sold piece of the loan to remain on the books of the seller and be offset with a liability.  This could also have regulatory implications, such as issues with lending limits and regulatory capital levels.  The Company must apply ASU 2009-16 to new transactions and modifications of existing transactions occurring on or after January 1, 2010.  The Company adopted ASU 2009-16 effective January 1, 2010, as required, without significant effect on its consolidated financial statements.

FASB Accounting Standards Update (ASU) 2010-20, Receivables:  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), issued on July 21, 2010, concerns improved disclosures regarding the credit quality in a financial institution’s loan portfolio.  The guidance requires additional disaggregation of the credit portfolio by portfolio segment and class of receivable, a revised roll forward of the allowance for credit losses, presentation of the credit portfolio by credit quality indicators, an aging schedule of past due receivables, disclosure of troubled debt restructurings and purchases and sales of receivables by portfolio segment.  The period-end disclosures are effective for periods ending on or after December 15, 2010 (December 31, 2010 for the Company).  The activity disclosures are effective for periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).  The adoption of FASB ASU 2010-20 is not expected to have a material effect on the Company’s financial condition or results of operations.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2010:
U.S. government agencies	$60,377	$311	$—	$60,688
State and political subdivisions	25,631	599	(42)	26,188
Government sponsored entities mortgage-backed securities	10,872	672	—	11,544
Equity securities	4	8	—	12

	$96,884	$1,590	$(42)	$98,432

December 31, 2009:
U.S. government agencies	$57,664	$35	$(495)	$57,204
State and political subdivisions	26,000	421	(77)	26,344
Government sponsored entities mortgage-backed securities	12,466	567	(2)	13,031
Equity securities	4	2	—	6

	$96,134	$1,025	$(574)	$96,585

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2010:
State and political subdivisions	$10,875	$308	$(6)	$11,177

December 31, 2009:
State and political subdivisions	$14,277	$391	$(25)	$14,643

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities are presented in the table below based on their projected maturities.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$130	$132	$1,182	$1,197
One to five years	11,252	11,353	2,934	3,062
Five to ten years	34,157	33,008	3,710	3,855
After ten years	51,341	53,927	3,049	3,063
	96,880	98,420	10,875	11,177
Equity securities	4	12	—	—

Totals	$96,884	$98,432	$10,875	$11,177

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $73.5 million and $81.5 million at June 30, 2010 and December 31, 2009, respectively.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  Information with respect to sales of available for sale securities and resulting gross realized gains and losses was as follows:

	Six months ended June 30,
	2010	2009
	(In thousands, unaudited)

Proceeds	$—	$1,000
Gross gains	—	—
Gross losses	—	25

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at June 30, 2010 and December 31, 2009, was $4.4 million and $47.8 million, which represented approximately 4.0% and 43.0%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

June 30, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

State and political subdivisions	$3,199	$(30)	$1,183	$(18)	$4,382	$(48)

Total temporarily impaired securities	$3,199	$(30)	$1,183	$(18)	$4,382	$(48)

December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

US Government agencies	$40,699	$(495)	$—	$—	$40,699	$(495)
Government sponsored entities mortgage-backed securities	651	(2)	—	—	651	(2)
State and political subdivisions	4,037	(43)	2,450	(59)	6,487	(102)

Total temporarily impaired securities	$45,387	$(540)	$2,450	$(59)	$47,837	$(599)

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

The unrealized losses on the Company’s investments in U.S. Government agency, mortgage-backed and municipal securities were caused primarily by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Note 3:	Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Beginning balance	$2,527	$3,001	$2,390	$2,770
Provision for loan losses	370	334	730	658
Loans charged-off	(268)	(114)	(579)	(254)
Recoveries of previous charge-offs	100	70	188	117
Ending balance	$2,729	$3,291	$2,729	$3,291

The Company’s impaired loans totaled $7.5 million and $4.7 million at June 30, 2010 and December 31, 2009, respectively.  The Company reviews each impaired loan to determine whether a specific allowance for loan loss is necessary.   Based upon this review, an allowance for loan losses of $1.5 million and $984,000 relates to impaired loans of $5.2 million and $3.3 million, at June 30, 2010 and December 31, 2009, respectively.  Impaired loans of $2.3 million and $1.4 million had no related allowance for loan losses at June 30, 2010 and December 31, 2009, respectively.

Interest income of $167,000 and $59,000 was recognized on average impaired loans of $7.5 million and $7.0 million for the six months ended June 30, 2010 and 2009, respectively.  Interest income was recognized on impaired loans on a cash basis for the six months ended June 30, 2010 and 2009.

At June 30, 2010 and December 31, 2009, accruing loans delinquent 90 days or more (including impaired loans of $749,000 at June 30, 2010 and $477,000 at December 31, 2009) totaled $903,000 and $971,000, respectively.  Non-accruing loans at June 30, 2010 and December 31, 2009 (including impaired loans of $4.5 million at June 30, 2010 and $4.2 million at December 31, 2009) were $5.4 million and $5.4 million, respectively.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$67	$68	$134	$125
Interest cost	45	41	90	82
Expected return on assets	(58)	(37)	(116)	(75)
Amortization of prior service cost, transition liability, net gain and plan amendment	21	30	42	60

Pension expense	$75	$102	$150	$192

Note 5:	Off-Balance Sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)

Commitments to extend credit	$31,383	$41,351
Ready reserve lines	13,717	13,477
Standby letters of credit	775	676

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

Note 6:	Fair Value Measurements

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no available for-sale-securities classified as Level 1 of the hierarchy.  If quoted market prices are not available, the Company generally relies on prices obtained from independent pricing services or brokers.  Securities measured with this valuation technique are generally classified as Level 2 of the hierarchy, and their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows using significant inputs observable in the market.  Examples of Level 2 securities include U.S. government agency bonds, mortgage-backed securities, and state and political subdivision bonds.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company has no securities classified as Level 3 of the hierarchy.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2010
U.S. government agencies	$60,688	$—	$60,688	$—
State and political subdivisions	26,188	—	26,188	—
Mortgage-backed securities	11,544	—	11,544	—
Equity securities	12	—	12	—

December 31, 2009
U.S. government agencies	$57,204	$—	$57,204	$—
State and political subdivisions	26,344	—	26,344	—
Mortgage-backed securities	13,031	—	13,031	—
Equity securities	6	—	6	—

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
For the Three and Six Months Ended June 30, 2010 and 2009

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2010
Impaired loans	$3,513	$—	$—	$3,513
Foreclosed assets held for sale	65	—	—	65

December 31, 2009
Impaired loans	$667	$—	$—	$667
Mortgage servicing rights	267	—	—	267
Foreclosed assets held for sale	1,002	—	—	1,002

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$41,928	$41,928	$31,271	$31,271
Certificates of deposits in other financial institutions	5,075	5,075	17,575	17,575
Available-for-sale securities	98,432	98,432	96,585	96,585
Held-to-maturity securities	10,875	11,177	14,277	14,643
Loans, net of allowance for loan losses	266,041	258,799	255,336	248,918
Federal Home Loan Bank stock	4,810	4,810	4,810	4,810
Accrued interest receivable	1,660	1,660	2,218	2,218

Financial liabilities
Deposits	343,962	330,525	344,543	325,179
Short-term borrowings	11,213	11,199	10,277	10,264
Federal Home Loan Bank advances	48,751	50,894	49,128	49,540
Subordinated debentures	4,000	3,093	4,000	3,093
Interest payable	342	342	398	398

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at June 30, 2010 and December 31, 2009.

United Bancorp, Inc.
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2010, as compared to December 31, 2009, and the results of operations for the three and six months ended June 30, 2010, compared to the same period in 2009.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s earnings in the six months ended June 30, 2010 generated an annualized 0.61% return on average assets (“ROA”) and an annualized 7.70% return on average equity (“ROE”), compared to 0.65% ROA and 8.66% ROE for the six months ended June 30, 2009.  Comparing the six months ended June 30, 2010 to 2009, the Company’s net interest margin was 3.92% compared to 4.00%, which caused a decrease in net interest income of approximately $149,000 or 2.0%.  As the historically low interest rates continue into the second half of 2010, it will be challenging to continue spreading the net interest margin by lowering the Company’s cost of funds on an accelerated basis relative to the income generated by its assets.  Comparing the same periods, customer service fees on deposits increased $72,000.

We are pleased with our earnings performance and risk management of the past year.  In addition to meeting the FDIC premiums levied upon us, we were able to focus on improving our risk exposure in our loan portfolio.  As previously reported, we never were a participant in sub-prime lending or derivative investing.  This past year, while we wrote-off $1.7 million in loans impacted by current economic conditions, we generated sufficient earnings to cover our costs associated with the three recently acquired banking offices from the FDIC and supported an increase in our cash dividend payment.  Our 2010 budget process is projecting another positive year of earnings that supports our recently announced capital expenditure programs which include the replacement of our core processing systems and the construction of a new banking center in Tiltonsville, Ohio, both of which we project to be completed in the third quarter of this year.  Despite the continuing media reports of trouble within our economy impacting business, manufacturing and financial sector performance, we are preparing for our future which we forecast to be exciting and rewarding.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

At June 30, 2010, gross loans were $268.8 million, compared to $257.7 million at December 31, 2009, an increase of $11.1 million or 4.3%.  The overall increase in the loan portfolio was driven by a $6.0 million increase in commercial and commercial real estate loans and a $4.3 million increase in installment loans since December 31, 2009.

Commercial and commercial real estate loans comprised 58.3% of total loans at June 30, 2010, compared to 58.5% at December 31, 2009.  Commercial and commercial real estate loans have increased $6.0 million, or 4.3% since December 31, 2009.  The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Installment loans represented 18.3% of total loans at June 30, 2010, and 17.4% at December 31, 2009.  This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields.  Installment loans have increased $4.3 million, or 9.6%, since December 31, 2009.  The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 branch locations.

Real estate loans were 23.4% of total loans at June 30, 2010 and 24.1% at December 31, 2009.  Real estate loans have increased by $721,000 since December 31, 2009.  Real estate lending for the six months ended June 30, 2010 has been slow with respect to the Company’s adjustable-rate mortgage products.  As of June 30, 2010, the Bank has approximately $28.0 million in fixed-rate loans that have been sold in the secondary market.  The Company continues to service these loans for a fee that is typically 25 basis points.  At June 30, 2010, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.7 million at June 30, 2010, which represented 1.02% of total loans, and $2.4 million at December 31, 2009, or 0.92% of total loans.  The increased allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the six months ended June 30, 2010 were approximately $391,000, or 16.4%, of the beginning balance in the allowance for loan losses.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments.  The Company does not hold any collateralized mortgage-backed securities or derivative securities other than those issued by U.S. government agencies. Securities available for sale at June 30, 2010 increased approximately $1.8 million, or 1.9%, from December 31, 2009 totals.  With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the first six months of 2010.  While the Company has plans to reinvest a portion of these funds into the loan portfolio, the balance will be reinvested in other available-for-sale securities.  There is lag between the time when bonds are called and the right investment opportunities are available to the Company.  Also given the historically low interest rate environment at present, the Company has implemented a strategy to invest in short term certificates of deposit (“CD’s”) in other financial institutions.  These CD’s are fully insured by the Federal Deposit Insurance Corporation and offer an alternative to investing in longer term U.S Government agency-backed securities.  As of June 30, 2010, the Company had approximately $5.1 million of CD’s with an average yield of 1.73% and an average term to maturity of approximately 190 days. With the continued low interest rate environment, the opportunity to invest in short term CD’s in other financial institutions has become limited during the first six months of 2010.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended June 30, 2010, total core deposits increased approximately $935,000, or 0.32%.  The Company’s savings accounts increased $4.6 million, or 10.2%, from December 31, 2009 totals.  The Company’s interest-bearing demand deposits increased $2.0 million, or 1.82%, noninterest-bearing demand deposits increased $1.5 million,  or 6.6%, while certificates of deposit under $100,000 decreased by $8.8 million, or 5.4%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At June 30, 2010, certificates of deposit greater than $100,000 decreased $1.5 million, or 2.9%, from December 31, 2009 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $936,000 from December 31, 2009 totals.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Net Income

Basic and diluted earnings per share for the six months ended June 30, 2010 totaled $0.30 compared with $0.32 for the six months ended June 30, 2009.  In dollars, the Company’s net income was $1,384,000 for the six months ended June 30, 2010, a decrease of $89,000, or 6.1% compared with net income of $1,473,000 for the same period in 2009.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income decreased 1.9%, or $149,000, for the six months ended June 30, 2010 compared to the same period in 2009. As the historically low interest rates continue into the second half of 2010, it will be challenging to continue spreading the net interest margin by lowering the Company’s cost of funds on an accelerated basis relative to the income generated by its assets.

Provision for Loan Losses

The provision for loan losses was $730,000 for the six months ended June 30, 2010, compared to $658,000 for the same period in 2009.  The increase in loan loss provision for the six-month period ended June 30, 2010, was based upon an increase in nonperforming loans and consideration of the economic challenges facing the banking industry.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the six months ended June 30, 2010 was $1,635,000, an increase of $33,000 or 2.1%, compared to $1,602,000 for the six-month period ended June 30, 2009.  During the six-months ended June 30, 2010, the increase in noninterest income was driven by an increase in customer service fees of approximately $72,000.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Expense

Noninterest expense was $6,842,000 for the six months ended June 30, 2010 a decrease of $34,000, or 0.5%, compared to the six months ended June 30, 2009.  Salaries and employee benefit expense increased $235,000, or 7.1%, for the period ended June 30, 2010 over the same period in 2009.  This increase was primarily due to the expansion of the Company’s management group in preparation for the previously announced management succession plan, normal merit increases, and increases in benefit costs and restricted stock award expenses.  During the third quarter of 2009, the Company issued restricted stock to certain officers and directors.  Professional fees decreased $33,000 for the six month ended June 30, 2010, as compared to the same period in 2009.  Occupancy and equipment expense increased $44,000, or 5.5% for the six months ended June 30, 2010 as compared to the same period in 2009.  Increased depreciation expense on premise, computer hardware and software and related service maintenance was the primary reason for the increase.  Deposit insurance premiums decreased $201,000 for the six months ended June 30, 2010, as compared to the same period in 2009.  In the second quarter of June 2009, the Federal Deposit Insurance Corporation imposed a 5 basis point assessment on all FDIC insured banks.  This special assessment was approximately $225,000 and was expensed in the second quarter of 2009.

Federal Income Taxes

The provision for federal income taxes was $203,000 for the six months ended June 30, 2010, a decrease of $65,000 compared to the same period in 2009.  The decrease in tax expense was due primarily to a $154,000 decrease in pretax income.  The effective tax rate was 12.8% and 15.4% for the six months ended June 30, 2010 and 2009, respectively.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Net Income

Basic and diluted earnings per share for the six months ended June 30, 2010 totaled $0.15, unchanged when compared with $0.15 for the three months ended June 30, 2009.  In dollars, the Company’s net income was $701,000 for the three months ended June 30, 2010, an increase of $29,000, or 4.3%, compared with net income of $672,000 for the same quarter in 2009.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income decreased 1.0%, or $36,000, for the three months ended June 30, 2010 compared to the same period in 2009. As the historically low interest rates continue into the second half of 2010, it will be challenging to continue spreading the net interest margin by lowering the Company’s cost of funds on an accelerated basis relative to the income generated by its assets.

Provision for Loan Losses

The provision for loan losses was $370,000 for the three months ended June 30, 2010, compared to $334,000 for the same period in 2009.  The increase in loan loss provision for the three-month period ended June 30, 2010, was based upon an increase in nonperforming loans and consideration of the economic challenges facing the banking industry.

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

Noninterest income for the three months ended June 30, 2010 was $859,000, an increase of $46,000 or 5.7%, compared to $813,000 for the three-month period ended June 30, 2009.  During the three-months ended June 30, 2010, the increase in noninterest income was due to an increase in service charge on deposit accounts of approximately $51,000.

Noninterest Expense

Noninterest expense was $3,471,000 for the three months ended June 30, 2010 a decrease of $96,000, or 2.7%, compared to the three months ended June 30, 2009.  Salaries and employee benefit expense increased $102,000, or 6.1%, for the three month period ended June 30, 2010 over the same period in 2009.  This increase was primarily due to the expansion of the Company’s management group in preparation for the previously announced management succession plan, normal merit increases, and increases in benefit costs and restricted stock award expenses.  During the third quarter of 2009, the Company issued restricted stock to certain officers and directors.  Occupancy and equipment expense increased $18,000 for the three months ended June 30, 2010 over the same period in 2009.  Increased depreciation expense on premises, computer hardware and software and related service maintenance was the primary reason for the increase.  Advertising decreased $39,000 for the first quarter of 2010 compared to the same period in 2009.  Deposit insurance premiums decreased $261,000 for the three months ended June 30, 2010, as compared to the same period in 2009.  In the second quarter of June 2009, the Federal Deposit Insurance Corporation imposed a 5 basis point assessment on all FDIC insured banks.  This special assessment was approximately $225,000 and was expensed in the second quarter of 2009.

Federal Income Taxes

The provision for federal income taxes was $115,000 for the three months ended June 30, 2010, an increase of $41,000 compared to the same period in 2009.  The increase in tax expense was due primarily to a $70,000 increase in pretax income.  The effective tax rate was 14.1% and 9.9% for the three months ended June 30, 2010 and 2009, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity totaled $36.3 million at June 30, 2010 compared to $35.2 million at December 31, 2009, a $1.1 million increase.  Total stockholders’ equity in relation to total assets was 8.0% at both June 30, 2010 and December 31, 2009.  In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares.  This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company.  The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.  Although this preferred stock is a financial tool, it has not been utilized to date.

The Company has offered for many years a Dividend Reinvestment Plan (“The Plan”) for shareholders under which the Company’s common stock will be purchased by the Plan for participants with automatically reinvested dividends.  The Plan does not represent a change in the Company’s dividend policy or a guarantee of future dividends.

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

The following table illustrates the Company’s well-capitalized classification at June 30, 2010.

June 30,
2010
(Unaudited)
(Dollars in thousands)

Tier 1 capital	$39,496
Total risk-based capital	42,228
Risk-weighted assets	292,274
Average total assets	451,565

Total risk-based capital ratio	14.45%
Tier 1 risk-based capital ratio	13.51%
Tier 1 capital to average assets	8.75%

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

ITEM 4.           Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.          Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.       Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s for 10K for the year ended December 31, 2009, filed on March 23, 2010.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 4/1/2010 to 4/30/2010				$1,735,810
Month #2 5/1/2010 to 5/31/2010	––	––	––	$1,735,810
Month #3 6/1/2010 to 6/30/2010	––	––	––	$1,735,810

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 18, 2008, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period.  Such authorization will expire on November 18, 2010.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan.  Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers.  Under the Plan, eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account.  Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors.  Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock.  On June 28, 2010, the Company purchased a total of 2,784 common shares for participant accounts.  Also on May 18, 2010 the Company purchased a total of 2,508 common shares for participant accounts.  All purchases under this deferred compensation plan are funded with either earned director fees or incentive award payments.  No underwriting fees, discounts, or commissions are paid in connection with the Plan.  The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

United Bancorp, Inc.
Part II – Other Information

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Other Information

Not applicable.

ITEM 5.          Exhibits

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

/s/United Bancorp, Inc.

Date: August 10, 2010	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date: August 10, 2010	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

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