Form 10-Q
period 2010-09-30
UNITED BANCORP INC /OH/
filed 2010-11-12
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                       September 30, 2010

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

Yes  ☐       No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date:  As of November 1, 2010, 5,307,744 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1.  Financial Statements

United Bancorp, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$5,568	$4,862
Interest-bearing demand deposits	35,400	11,409
Federal funds sold	––	15,000

Cash and cash equivalents	40,968	31,271

Certificates of deposit in other financial institutions	4,091	17,575
Available-for-sale securities	83,052	96,585
Held-to-maturity securities	8,382	14,277
Loans, net of allowance for loan losses of $2,755 and $2,390 at September 30, 2010 and December 31, 2009, respectively	274,756	255,336
Premises and equipment	8,267	8,689
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	1,741	1,378
Intangible assets	572	656
Accrued interest receivable	1,845	2,218
Deferred income taxes	-	333
Bank-owned life insurance	10,309	10,018
Other assets	4,065	2,824

Total assets	$442,858	$445,970

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$137,683	$130,363
Savings	51,885	45,497
Time	150,861	168,683

Total deposits	340,429	344,543

Short-term borrowings	15,074	10,277
Federal Home Loan Bank advances	43,584	49,128
Subordinated debentures	4,000	4,000
Deferred income taxes	240	––
Interest payable and other liabilities	2,898	2,811

Total liabilities	406,225	410,759

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,370,304 shares	5,370	5,370
Additional paid-in capital	20,781	22,830
Retained earnings	14,855	12,761
Stock held by deferred compensation plan; 170,628 and 155,198 shares at September 30, 2010 and December 31, 2009, respectively	(1,619)	(1,478)
Unearned ESOP compensation	(2,361)	(2,512)
Accumulated other comprehensive income (loss)	300	(507)
Treasury stock, at cost
September 30, 2010 – 62,560 shares, December 31, 2009 – 113,493 shares	(693)	(1,253)

Total stockholders’ equity	36,633	35,211

Total liabilities and stockholders’ equity	$442,858	$445,970

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,493	$4,227	$13,022	$12,416
Taxable securities	443	981	1,906	3,372
Non-taxable securities	367	424	1,166	1,290
Federal funds sold	24	17	57	34
Dividends on Federal Home Loan Bank stock and other	76	192	295	503

Total interest and dividend income	5,403	5,841	16,446	17,615

Interest expense
Deposits
Demand	34	93	130	387
Savings	15	44	65	124
Time	1,018	1,321	3,324	4,028
Borrowings	515	553	1,582	1,573
Total interest expense	1,582	2,011	5,101	6,112
Net interest income	3,821	3,830	11,345	11,503

Provision for loan losses	321	338	1,051	996

Net interest income after provision for loan losses	3,500	3,492	10,294	10,507

Noninterest income
Service charges on deposit accounts	568	593	1,726	1,679
Realized gains on sales of securities	47	––	47	25
Realized gains on sales of loans	48	56	92	106
Realized gains on sales of other real estate and repossessed assets	37	8	36	87
Other income	196	171	630	533
Total noninterest income	896	828	2,531	2,430

Noninterest expense
Salaries and employee benefits	1,747	1,673	5,269	4,960
Occupancy and equipment	433	424	1,280	1,227
Professional services	174	99	568	526
Insurance	97	79	292	291
FDIC Insurance	137	224	377	683
Franchise and other taxes	126	129	384	375
Advertising	93	43	240	229
Stationery and office supplies	57	61	196	230
Amortization of intangibles	30	26	84	93
Core processing conversion expenses	184	––	184	––
Provision for losses on foreclosed real estate	70	––	70	––
Other expenses	539	662	1,585	1,682

Total noninterest expense	3,687	3,420	10,529	10,296
Income before federal income taxes	709	900	2,296	2,641

Federal income taxes	(1)	143	202	411
Net income	$710	$757	$2,094	$2,230
EARNINGS PER COMMON SHARE
Basic	$0.15	$0.16	$0.43	$0.48
Diluted	$0.15	$0.16	$0.43	$0.48
DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.42	$0.42

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)

Net income	$710	$757	$2,094	$2,230

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of taxes of $58, $673, $432 and $416 for each respective period	113	1,307	838	808

Reclassification adjustment for realized gains included in income, net of taxes of $16, $0, $16 and $9 for each respective period	(31)	––	(31)	(16)

Comprehensive income	$792	$2,064	$2,901	$3,022

Accumulated other comprehensive income (loss)	$300	$(302)	$300	$(302)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Operating Activities
Net income	$2,094	$2,230
Items not requiring (providing) cash
Depreciation and amortization	574	556
Amortization of intangible assets	84	93
Expense related to share based compensation plans	164	17
Provision for loan losses	1,051	996
Provision for losses on foreclosed real estate	70	––
Increase in value of bank-owned life insurance	(291)	(272)
Realized gain on sales of securities	(47)	(25)
Amortization of premiums and discounts on securities, net	84	191
Originations of loans held for sale	(5,727)	(8,599)
Proceeds from sale of loans held for sale	5,819	8,705
Realized gains on sales of loans	(92)	(106)
Amortization of ESOP	151	147
Realized gains on sales of other real estate and repossessed assets	(36)	(87)
Amortization of mortgage servicing rights	28	119
Net change in accrued interest receivable and other assets	(1,002)	745
Net change in accrued expenses and other liabilities	255	(1,982)

Net cash provided by operating activities	3,179	2,728

Investing Activities
Securities available for sale:
Sales, maturities, prepayments and calls	58,883	88,328
Purchases	(44,197)	(61,785)
Securities held to maturity:
Sales, maturities, prepayments and calls	5,929	640
Net change in loans	(21,356)	(10,200)
Net change in certificates of deposit in other financial institutions	13,484	(22,744)
Purchases of premises and equipment	(152)	(686)
Proceeds from disposal of premises and equipment	––	38
Proceeds from sale of other real estate and repossessed assets	580	1,103

Net cash provided by (used in) investing activities	13,171	(5,306)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Financing Activities
Net change in deposits	$(4,114)	$(5,634)
Net change in borrowings	(747)	10,922
Treasury stock issued, net of purchases	425	269
Cash dividends paid on common stock	(2,217)	(2,151)

Net cash provided by (used in) financing activities	(6,653)	3,406

Increase in Cash and Cash Equivalents	9,697	828

Cash and Cash Equivalents, Beginning of Period	31,271	31,469

Cash and Cash Equivalents, End of Period	$40,968	$32,297

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$5,169	$6,180

Federal income taxes paid	$520	$357

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to real estate and other repossessed assets	$977	$644

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2010, and its results of operations and cash flows for the interim periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2009 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking.  Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.  Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations.  The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and twelve branches in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio.  The Community Bank division conducts its business through its main office in Lancaster, Ohio and seven offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio.  The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans.  The targeted lending areas of our bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 branch locations.

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
For the Three and Nine Months Ended September 30, 2010 and 2009

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

The allowance for loan losses is evaluated on a monthly basis by management and the Citizens Board of Directors and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released and non-vested restricted stock.  At September 30, 2010 and 2009, the ESOP held 242,266 and 283,635 unallocated shares, respectively, which were not included in weighted-average common shares outstanding.  In addition at September 30, 2010 and 2009, the Company has 180,000 and 170,000 of non vested restricted stock, which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Basic
Net income	$710	$757	$2,094	$2,230
Dividends on non-vested restricted stock	(25)	(25)	(75)	(25)
Net earnings allocated to stockholders	$685	$732	$2,019	$2,205
Weighted average common shares outstanding	4,705,278	4,626,354	4,681,892	4,612,680
Basic earnings per common share	$0.15	$0.16	$0.43	$0.48

Diluted
Net earnings allocated to stockholders	$685	$732	$2,019	$2,205
Weighted average common shares outstanding for basic earnings per common share	4,705,278	4,626,354	4,681,892	4,612,680
Add: Dilutive effects of assumed exercise of stock options and restricted stock	15,905	––	20,907	390
Average shares and dilutive potential common shares	4,721,183	4,626,354	4,702,799	4,613,070

Diluted earnings per common share	$0.15	$0.16	$0.43	$0.48
Number of stock options not considered in computing diluted earnings per share due to antidilutive nature	53,714	55,529	53,714	55,529

Options to purchase 53,714 and 55,529 shares of common stock, at a weighted-average exercise price of $10.34 per share, were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

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

Recent Accounting Pronouncements

FASB ASC 860-10 concerning accounting for transfers of financial assets was issued in September 2009 and changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of previous guidance.  FASB ASC 860-10 also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs).  As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with FASB ASC 860-10.

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
For the Three and Nine Months Ended September 30, 2010 and 2009

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2010:
U.S. government agencies	$46,217	$184	$(17)	$46,384
State and political subdivisions	25,080	907	––	25,987
Government sponsored entities mortgage-backed securities	10,077	596	––	10,673
Equity securities	4	4	––	8

	$81,378	$1,691	$(17)	$83,052

December 31, 2009:
U.S. government agencies	$57,664	$35	$(495)	$57,204
State and political subdivisions	26,000	421	(77)	26,344
Government sponsored entities mortgage-backed securities	12,466	567	(2)	13,031
Equity securities	4	2	––	6

	$96,134	$1,025	$(574)	$96,585

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2010:
State and political subdivisions	$8,382	$291	$––	$8,673

December 31, 2009:
State and political subdivisions	$14,277	$391	$(25)	$14,643

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities are presented in the table below based on their projected maturities.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$130	$131	$1,187	$1,192
One to five years	17,401	17,535	3,202	3,339
Five to ten years	34,553	35,449	3,458	3,603
After ten years	29,290	29,929	535	539
	81,374	83,044	8,382	8,673

Equity securities	4	8	-	-

Totals	$81,378	$83,052	$8,382	$8,673

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $83.6 million and $81.5 million at September 30, 2010 and December 31, 2009, respectively.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  Information with respect to sales of available-for-sale securities and resulting gross realized gains and losses was as follows:

	Nine months ended September 30,
	2010	2009
	(In thousands)

Proceeds from sale	$4,460	$1,000
Gross gains	104	25
Gross losses	(57)	––

During the three months ended September 30, 2010 the Company sold one security with an amortized cost of $1.0 million resulting in a realized loss of approximately $29,000.  This one security was classified on the books as held to maturity and was sold due to a credit quality down grade of the municipality issuer.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at September 30, 2010 and December 31, 2009, was $2.0 million and $47.8 million, which represented approximately 2.2% and 43.0%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

US Government agencies	$2,012	$(17)	$-	$-	$2,012	$(17)

Total temporarily impaired securities	$2,012	$(17)	$-	$-	$2,012	$(17)

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

US Government agencies	$40,699	$(495)	$––	$––	$40,699	$(495)
Government sponsored entities mortgage-backed securities	651	(2)	––	––	651	(2)
State and political subdivisions	4,037	(43)	2,450	(59)	6,487	(102)

Total temporarily impaired securities	$45,387	$(540)	$2,450	$(59)	$47,837	$(599)

The unrealized losses on the Company’s investments in U.S. Government agency, mortgage-backed and municipal securities were caused primarily by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Note 3:	Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Beginning balance	$2,729	$3,291	$2,390	$2,770
Provision for loan losses	321	338	1,051	996
Loans charged-off	(345)	(768)	(924)	(1,022)
Recoveries of previous charge-offs	50	65	238	182
Ending balance	$2,755	$2,926	$2,755	$2,926

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

The Company’s impaired loans totaled $7.0 million and $4.7 million at September 30, 2010 and December 31, 2009, respectively.  The Company reviews each impaired loan to determine whether a specific allowance for loan loss is necessary.   Based upon this review, an allowance for loan losses of $1.6 million and $984,000 related to impaired loans of $4.7 million and $3.3 million, at September 30, 2010 and December 31, 2009, respectively.  Impaired loans of $2.3 million and $1.4 million had no related allowance for loan losses at September 30, 2010 and December 31, 2009, respectively.

Interest income of $179,000 and $109,000 was recognized on average impaired loans of $7.2 million and $7.0 million for the nine months ended September 30, 2010 and 2009, respectively.  Interest income was recognized on impaired loans on a cash basis for each of the nine months ended September 30, 2010 and 2009.

At September 30, 2010 and December 31, 2009, accruing loans delinquent 90 days or more (including impaired loans of $325,000 at September 30, 2010 and $477,000 at December 31, 2009) totaled $521,000 and $971,000, respectively.  Non-accruing loans at September 30, 2010 and December 31, 2009 (including impaired loans of $4.3 million at September 30, 2010 and $4.2 million at December 31, 2009) were $4.9 million and $5.4 million, respectively.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$67	$63	$201	$189
Interest cost	45	41	135	121
Expected return on assets	(58)	(37)	(174)	(111)
Amortization of prior service cost, transition liability, net gain and plan amendment	21	30	63	90

Pension expense	$75	$97	$225	$289

Note 5:	Off-Balance-Sheet Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contracts are met, and usually have expiration dates.  Commitments may expire without being used.  Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)

Commitments to extend credit	$25,916	$41,351
Ready reserve lines	13,413	13,477
Standby letters of credit	586	676

Note 6:	Fair Value Measurements

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company has no available for-sale-securities classified as Level 1 of the hierarchy.  If quoted market prices are not available, the Company generally relies on prices obtained from independent pricing services or brokers.  Securities measured with this valuation technique are generally classified as Level 2 of the hierarchy, and their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows using significant inputs observable in the market.  Examples of Level 2 securities include U.S. government agency bonds, mortgage-backed securities, state and political subdivision bonds and equity securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company has no securities classified as Level 3 of the hierarchy.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2010
U.S. government agencies	$46,384	$––	$46,384	$––
State and political subdivisions	25,987	––	25,987	––
Government sponsored entities mortgage-backed securities	10,673	––	10,673	––
Equity securities	8	––	8	––

December 31, 2009
U.S. government agencies	$57,204	$––	$57,204	$––
State and political subdivisions	26,344	––	26,344	––
Government sponsored entities mortgage-backed securities	13,031	––	13,031	––
Equity securities	6	––	6	––

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
For the Three and Nine Months Ended September 30, 2010 and 2009

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2010
Impaired loans	$3,010	$––	$––	$3,010
Foreclosed assets held for sale	218	––	––	218

December 31, 2009
Impaired loans	$667	$––	$––	$667
Mortgage servicing rights	267	––	––	267
Foreclosed assets held for sale	1,002	––	––	1,002

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$40,968	$40,968	$31,271	$31,271
Certificates of deposit in other financial institutions	4,091	4,091	17,575	17,575
Available-for-sale securities	83,052	83,052	96,585	96,585
Held-to-maturity securities	8,382	8,673	14,277	14,643
Loans, net of allowance for loan losses	274,756	267,283	255,336	248,918
Federal Home Loan Bank stock	4,810	4,810	4,810	4,810
Accrued interest receivable	1,845	1,845	2,218	2,218

Financial liabilities
Deposits	340,429	327,084	344,543	325,179
Short-term borrowings	15,074	15,074	10,277	10,264
Federal Home Loan Bank advances	43,584	45,532	49,128	49,540
Subordinated debentures	4,000	3,093	4,000	3,093
Interest payable	330	330	398	398

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at September 30, 2010 and December 31, 2009.

United Bancorp, Inc.
ITEM 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2010, as compared to December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010, compared to the same period in 2009.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported net income of $710,000 for the quarter ended September 30, 2010, compared to $757,000 for the quarter ended September 30, 2009, a decrease of 6.2%.  On a per share basis, the Company’s three months diluted earnings were $0.15 for the 2010 period, as compared to $0.16 for the same period in 2009.  For the nine months ended September 30, 2010 the Company reported net income of $2,094,000, compared to $2,230,000 for the nine months ended September 30, 2009, a decrease of $136,000 or 6.1%.  On a per share basis, the Company’s nine months diluted earnings were $0.43 for 2010, as compared to $0.48 for 2009.

The Company’s earnings in the nine months ended September 30, 2010 generated an annualized 0.63% return on average assets (“ROA”) and a 7.74% return on average equity (“ROE”), compared to 0.62% ROA and 8.21% ROE for the nine months ended September 30, 2009.  Comparing the nine months ended September 30, 2010 to 2009, the Company’s net interest margin was 3.94% compared to 3.83%, an increase of 11 basis points. Although the net interest margin increased, the Company’s net interest income decreased by approximately $158,000 or 1.4%, due to a decrease in the Company’s earning assets.  At September 30, 2010, the Company had approximately $41 million of liquidity in cash and cash equivalents to fund our future loan demand.  With this high level of available funding, the Company has not been aggressive in the retention of higher cost deposit funding, mainly certificates of deposit.  While this has resulted in a decrease in the earning assets of the Bank, it increased the net interest margin of the Company since the cost reduction of the certificates of deposit exceeded the rate of return on the cash and cash equivalents of the Company.  Comparing the same periods, customer service charges on deposits increased $47,000.  On the expense side, total noninterest expense increased $233,000 for the nine months ended September 30, 2010 as compared to 2009.  The increase in total noninterest expense was primarily due to the third quarter 2010 implementation of our new data processing system.  The Company incurred approximately $184,000 in direct expenses related to this new system, which is non-recurring.  In addition, the Company incurred a $70,000 period-over-period increase in losses on foreclosed real estate due to additional write-downs that were taken and a period-over-period increase of $55,000 in our provision for loan losses.  The increase in the provision for loan losses for the nine months ended September 30, 2010 was predicated primarily upon the economic challenges facing the banking industry.  Asset quality improved in the current period with an 18.3% reduction in non-performing loans.  During the third quarter of 2010, the Company recognized a tax benefit resulting from the resolution of a tax contingency, which reduced federal income taxes by approximately $120,000.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is the meet the credit needs of the markets we serve. At September 30, 2010, gross loans were $ 277.5 million, compared to $257.7 million at December 31, 2009, an increase of $19.8 million or 7.7%.  The overall increase in the loan portfolio was comprised of a $14.6 million increase in commercial and commercial real estate loans and a $3.7 million increase in installment loans since December 31, 2009.

Commercial and commercial real estate loans comprised 59.6% of total loans at September 30, 2010, compared to 58.5% at December 31, 2009.  Commercial and commercial real estate loans have increased $14.6 million, or 9.7% since December 31, 2009.  The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Installment loans represented 17.5% of total loans at September 30, 2010, and 17.4% at December 31, 2009.  This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields.  Installment loans have increased $3.7 million, or 9.0%, since December 31, 2009.  The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations.

Real estate loans were 22.9% of total loans at September 30, 2010 and 24.1% at December 31, 2009.  Real estate loans have increased by $1.5 million since December 31, 2009.  Real estate lending for the nine months ended September 30, 2010 has been slow with respect to the Company’s adjustable-rate mortgage products.  As of September 30, 2010, the Bank has approximately $26.4 million in fixed-rate loans that have been sold in the secondary market.  The Company continues to service these loans for a fee that is typically 25 basis points.  At September 30, 2010, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.8 million at September 30, 2010, which represented 0.99% of total loans, and $2.4 million at December 31, 2009, or 0.92% of total loans.  The increased allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the nine months ended September 30, 2010 were approximately $686,000, or 28.5%, of the beginning balance in the allowance for loan losses.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets - Securities and Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments.  The Company does not hold any collateralized mortgage-backed securities or derivative securities other than those issued by U.S. government agencies. Securities available for sale at September 30, 2010 decreased approximately $13.5 million, or 14.0%, from December 31, 2009 totals.  With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the first nine months of 2010.  While the Company has plans to reinvest a portion of these funds into the growing loan portfolio, the balance will be reinvested in other available-for-sale securities.  There is lag between the time when bonds are called and the right investment opportunities are available to the Company.  Also given the historically low interest rate environment at present, the Company has implemented a strategy to invest in short term certificates of deposit (“CD’s”) in other financial institutions.  These CD’s are fully insured by the Federal Deposit Insurance Corporation and offer an alternative to investing in longer term U.S. Government agency-backed securities.  As of September 30, 2010, the Company held as investment approximately $4.1 million of CD’s with an average yield of 1.78% and an average term to maturity of approximately 133    days. With the continued low interest rate environment, the opportunity to invest in short term CD’s in other financial institutions has become limited during the first nine months of 2010.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended September 30, 2010, total core deposits increased approximately $1.3 million, or less than 1.0%.  The Company’s savings accounts increased $6.4 million, or 14.0%, from December 31, 2009 totals.  The Company’s interest-bearing demand deposits increased $5.1 million, or 4.7%, noninterest-bearing demand deposits increased $2.2 million, or 9.7%, while certificates of deposit under $100,000 decreased by $12.4 million, or 10.6%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At September 30, 2010, certificates of deposit greater than $100,000 decreased $5.5 million, or 10.6%, from December 31, 2009 totals.

Sources of Funds - Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $4.8 million from December 31, 2009 totals.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Net Income

Basic and diluted earnings per share for the nine months ended September 30, 2010 totaled $0.43 compared with $0.48 for the nine months ended September 30, 2009.  In dollars, the Company’s net income was $2,094,000 for the nine months ended September 30, 2010, a decrease of $136,000, or 6.1% compared with net income of $2,230,000 for the same period in 2009.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income decreased 1.4%, or $158,000, for the nine months ended September 30, 2010 compared to the same period in 2009. As the historically low interest rates continue into the first half of 2011, it will be challenging to continue spreading the net interest margin by lowering the Company’s cost of funds on an accelerated basis relative to the income generated by its assets.

Provision for Loan Losses

The provision for loan losses was $1,051,000 for the nine months ended September 30, 2010, compared to $996,000 for the same period in 2009.  The increase in loan loss provision for the nine-month period ended September 30, 2010, was based primarily on the economic challenges facing the banking industry.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the nine months ended September 30, 2010 was $2,531,000, an increase of $101,000, or 4.2%, compared to $2,430,000 for the nine-month period ended September 30, 2009.  During the nine-months ended September 30, 2010, the increase in noninterest income was driven by an increase in customer service charges of approximately $47,000.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Expense

Noninterest expense was $10,529,000 for the nine months ended September 30, 2010 an increase of $233,000, or 2.3%, compared to the nine months ended September 30, 2009.  Salaries and employee benefits expense increased $309,000, or 6.2%, for the period ended September 30, 2010 over the same period in 2009.  This increase was primarily due to the expansion of the Company’s management team in preparation for the previously announced management succession plan, plus normal merit increases, increase in benefit costs and restricted stock award expenses.  During the third quarter of 2009, the Company issued restricted stock awards to certain officers and directors.  Occupancy and equipment expense increased $53,000, or 4.3% for the nine months ended September 30, 2010 as compared to the same period in 2009.  Increased depreciation expense on premises, computer hardware and software and related service maintenance was the primary reason for the increase.  Professional fees increased $42,000 for the nine month ended September 30, 2010, as compared to the same period in 2009.  Deposit insurance premiums decreased $306,000 for the nine months ended September 30, 2010, as compared to the same period in 2009.  In the second quarter of September 2009, the Federal Deposit Insurance Corporation imposed a 5 basis point assessment on all FDIC insured banks.  This special assessment was approximately $225,000 and was expensed in the second quarter of 2009.  The Company incurred $184,000 in direct expenses related to the core processing conversion, which is non-recurring. In addition, the Company incurred a $70,000 period-over-period increase in losses on foreclosed real estate due to additional write-downs.

Federal Income Taxes

The provision for federal income taxes was $202,000 for the nine months ended September 30, 2010, a decrease of $209,000 compared to the same period in 2009.  The decrease in tax expense was due primarily to a $345,000 decrease in pretax income.  In addition, during the third quarter of 2010, the Company recognized a tax benefit resulting from the resolution of a tax contingency, which reduced federal income taxes by approximately $120,000. The effective tax rate was 8.8% and 15.6% for the nine months ended September 30, 2010 and 2009, respectively.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Net Income

Basic and diluted earnings per share for the three months ended September 30, 2010 totaled $0.15 compared with $0.16 with for the three months ended September 30, 2009.  In dollars, the Company’s net income was $710,000 for the three months ended September 30, 2010, a decrease of $47,000, or 6.2%, compared with net income of $757,000 for the same quarter in 2009.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income decreased $9,000, for the three months ended September 30, 2010 compared to the same period in 2009. As the historically low interest rates continue into the second half of 2010, it will be challenging to continue spreading the net interest margin by lowering the Company’s cost of funds on an accelerated basis relative to the income generated by its assets.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Provision for Loan Losses

The provision for loan losses was $321,000 for the three months ended September 30, 2010, compared to $338,000 for the same period in 2009.  The decrease in loan loss provision for the three-month period ended September 30, 2010, was based primarily on the decrease in non-performing loans.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2010 was $896,000, an increase of $68,000 or 8.2%, compared to $828,000 for the three-month period ended September 30, 2009.  During the three-months ended September 30, 2010, the increase in noninterest income was due to an increase in realized gains on sales of securities of $47,000 and an increase of $29,000 in realized gains on the sale of other real estate and repossessed assets.

Noninterest Expense

Noninterest expense was $3,687,000 for the three months ended September 30, 2010 an increase of $267,000, or 7.8%, compared to the three months ended September 30, 2009.  Salaries and employee benefit expense increased $74,000, or 4.4%, for the three month period ended September 30, 2010 over the same period in 2009.  This increase was primarily due to the expansion of the Company’s management team in preparation for the previously announced management succession plan, plus normal merit increases, increase in benefits costs and restricted stock award expenses.  During the third quarter of 2009, the Company issued restricted stock awards to certain officers and directors.  Occupancy and equipment expense increased $9,000 for the three months ended September 30, 2010 over the same period in 2009.  Increased depreciation expense on premises, computer hardware and software and related service maintenance was the primary reason for the increase.  Deposit insurance premiums decreased $87,000 for the three months ended September 30, 2010, as compared to the same period in 2009.  The Company incurred $184,000 in direct expenses related to the core data processing conversion, which is non-recurring. In addition, the Company incurred a $70,000 period-over-period increase in losses on foreclosed real estate due to additional write-downs.

Federal Income Taxes

The provision for federal income taxes (benefit) was $(1,000) for the three months ended September 30, 2010, a decrease of $144,000 compared to the same period in 2009.  The decrease in tax expense was in part to a $191,000 decrease in pretax income.  Additionally, during the third quarter of 2010, the Company recognized a tax benefit resulting from the resolution of a tax contingency, which reduced federal income taxes by approximately $120,000.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity totaled $36.6 million at September 30, 2010 compared to $35.2 million at December 31, 2009, a $1.4 million increase.  Total stockholders’ equity in relation to total assets was 8.3% at September 30, 2010 and 8.0% at December 31, 2009.  In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares.  This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company.  The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.  Although this preferred stock is a financial tool, it has not been utilized to date.

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

The following table illustrates the Company’s well-capitalized classification at September 30, 2010.

September 30,
2010
(Unaudited)
(Dollars in thousands)

Tier 1 capital	$38,955
Total risk-based capital	41,712
Risk-weighted assets	298,213
Average total assets	442,710

Total risk-based capital ratio	13.99%
Tier 1 risk-based capital ratio	13.06%
Tier 1 capital to average assets	8.80%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2009, filed on March 23, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 7/1/2010 to 7/31/2010	––	––	––	$1,735,810
Month #2 8/1/2010 to 8/31/2010	––	––	––	$1,735,810
Month #3 9/1/2010 to 9/30/2010	2,608	––	––	$1,733,202

United Bancorp maintains a stock repurchase program publicly announced by a press release issued on November 18, 2008, under which its Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period.  Such authorization will expire on November 18, 2010.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan.  Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers.  Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account.  Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors.  Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock.  On September 28, 2010, the Company purchased a total of 2,608 common shares for participant accounts.  All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments which amounted to approximately $20,796 for the quarter.  No underwriting fees, discounts, or commissions are paid in connection with the Plan.  The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

/s/United Bancorp, Inc.

Date:	November 12, 2010	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date:	November 12, 2010	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.		Description

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