Form 10-K
period 2010-12-31
UNITED BANCORP INC /OH/
filed 2011-03-25
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes ☒.No ☐.

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

(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of June 30, 2010 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $53,784,569 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,256,800 common shares outstanding as of March 6, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 20, 2011 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference into Parts I and II.

PART I

Item 1	Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio.  At December 31, 2010 the Company  has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS, or the Bank). The Bank operates two divisions for marketing purposes, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.

CITIZENS serves customers in northeastern, eastern, southeastern and south central Ohio and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities.  The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans.  CITIZENS conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and sixteen branches located in the counties mentioned above.  CITIZENS also offers full brokerage services through UVEST® member NASD/SIPC.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2010, CITIZENS exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 13.3%, a Tier 1 risk-based capital ratio of 12.4% and a Tier 1 leverage ratio of 8.6%.

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

significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2010, CITIZENS satisfied all requirements for inclusion in the “well capitalized” category.

Dividends. Ohio law prohibits CITIZENS, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, CITIZENS exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010.

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

Employees

The Company itself, as a holding company, has no compensated employees.  CITIZENS has 146 full time employees, with 34 of these serving in a management capacity, and 45 part time employees.

           Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking.  Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I            Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” beginning on page 22 of our 2010 Annual Report, which is incorporated by reference.

II      Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2010 and 2009.

	December 31,
	2010	2009
	(In thousands)

Available for sale (at fair value)
U.S. Government agencies	$61,233	$57,204
State and polical subdivisions	25,295	13,031
Government sponsored entities mortgage-backed securities	9,614	26,344
Equity securities	13	6

	$96,155	$96,585

Held to maturity (at cost)
State and municipal subdivisions	$6,331	$14,277

B	Contractual maturities of securities at year-end 2010 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield

Available for Sale

US Government agencies
Under 1 Year	$—	$—	0.00%
1 - 5 Years	15,997	15,950	0.92%
5 - 10 Years	11,985	11,955	1.88%
Over 10 Years	33,926	33,328	2.01%

Total	61,908	61,233	1.70%

Government sponsored enities mortgage-backed securities
Under 1 Year	—	—	0.00%
1 - 5 Years	605	628	4.27%
5 - 10 Years	8,172	8,637	4.70%
Over 10 Years	328	349	5.05%

Total	9,105	9,614	4.69%

State and municipal subdivisions
Under 1 Year	170	171	7.07%
1 - 5 Years	2,847	2,921	4.99%
5 - 10 Years	9,287	9,421	5.84%
Over 10 Years	12,704	12,782	5.97%

Total	25,008	25,295	5.81%

Equity securities
Equity securities	4	13	0.00%

Total securities available for sale	$96,025	$96,155	3.06%

Held to Maturity

State and municipal subdivisions
Under 1 Year	$710	$715	7.38%
1 - 5 Years	2,374	2,479	5.89%
5 - 10 Years	3,247	3,316	6.22%
Over 10 Years	—	—	0.00%

Total securities held to maturity	$6,331	$6,510	6.10%

C
Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2010.

III Loan Portfolio

A      Types of Loans

The amounts of gross loans outstanding at December 31, 2010, 2009, 2008, 2007 and 2006 are shown in the following table according to types of loans:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Commercial loans	$32,153	$20,966	$19,493	$18,701	$18,557
Commercial real estate loans	136,369	129,757	120,648	115,744	114,850
Residential real estate loans	63,378	62,128	59,807	58,524	56,167
Installment loans	46,877	44,875	38,270	41,675	41,943

Total loans	$278,777	$257,726	$238,218	$234,644	$231,517

Construction loans were not significant at any date indicated above.

B    Maturities and Sensitivities of Loans to Changes in Interest Rates
The following is a schedule of commercial and commercial real estate loans at December 31, 2010 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$8,914	$16,016	$7,223	$32,153
Commercial real estate loans	3,462	23,255	109,652	136,369

Total	$12,376	$39,271	$116,875	$168,522

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2010 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$12,704	$10,535	$23,239
Commercial real estate loans	10,654	122,253	132,907

Total	$23,358	$132,788	$156,146

Variable rate loans are those loans with floating or adjustable interest rates.

C      Risk Elements

1.      Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2010, 2009, 2008, 2007 and 2006:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Nonaccrual basis	$4,526	$5,426	$5,398	$1,822	$3,396
Accruing loans 90 days or greater past due	25	971	1,573	2,585	55
Impaired loans	7,274	4,728	7,523	3,399	3,122
Impaired loan with related allowance for unconfirmed losses	5,493	3,265	5,571	2,347	1,012
Impaired loan without related allowance for unconfirmed losses	1,781	1,463	1,952	1,052	2,110

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $577,000 and $318,000 for the years ended December 31, 2010 and 2009, respectively.  At those dates, all impaired loans were commercial or commercial real estate loans.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection.  Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired.  Payments received on such loans are reported as principal reductions.

2.      Potential Problem Loans

The Company had no potential problem loans as of December 31, 2010 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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
For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to page 16 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2010 Annual Report, which is incorporated herein by reference.

A         Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2010, 2009, 2008, 2007 and 2006:

	2010	2009	2008	2007	2006
	(In thousands)
Loans
Gross loans outstanding	$278,777	$257,726	$238,218	$234,644	$231,517
Average loans outstanding	$263,480	$243,599	$235,670	$228,673	$234,436

Allowance for Loan Losses
Balance at beginning of year	$2,390	$2,770	$2,447	$2,345	$2,904
Loan charge-offs:
Commercial	256	125	92	206	1,420
Commercial real estate	775	1,038	94	145	––
Residential real estate	160	295	320	204	350
Installment	579	472	560	583	370
Total loan charge-offs	1,770	1,930	1,066	1,138	2,140

Loan recoveries
Commercial	37	18	12	9	22
Commercial real estate	3	8	––	7	––
Residential real estate	3	56	23	45	34
Installment	261	143	166	186	148
Total loan recoveries	304	225	201	247	204

Net loan charge-offs	1,466	1,705	865	891	1,936

Provision for loan losses	1,816	1,325	1,188	993	1,377

Balance at end of year	$2,740	$2,390	$2,770	$2,447	$2,345

Ratio of net charge-offs to average loans outstanding for the year	0.55%	0.70%	0.37%	0.39%	0.83%

B         Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2010, 2009, 2008, 2007 and 2006.  Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s  service areas.  The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2010		2009		2008		2007		2006
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$561	11.53%	$263	8.13%	$331	8.18%	$242	7.97%	$197	8.02%
Commercial real estate	1,566	48.92%	1626	50.35%	2,046	50.65%	1,497	49.33%	1,216	49.61%
Residential real estate	140	22.73%	100	24.11%	153	25.11%	117	24.94%	138	24.26%
Installment	229	16.82%	251	17.41%	176	16.07%	243	17.76%	442	18.12%
General	244	N/A	150	N/A	64	N/A	348	N/A	352	N/A

Total	$2,740	100.00%	$2,390	100.00%	$2,770	100.00%	$2,447	100.00%	$2,345	100.00%

V         Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Management’s Discussion and Analysis and Results of Operations “Average Balances, Net Interest Income and Yields Earned and Rates Paid” set forth in our 2010 Annual Report and incorporated herein by reference.

B	Maturity analysis of time deposits greater than $100,000.

The time to remaining maturity for time deposits in excess of $100,000 are:

2010
(In thousands)

Three months or less	$3,637
Over three through six months	6,225
Over six through twelve months	5,495
Over twelve months	25,507

Total	$40,864

VI         Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2010	2009

Dividend Payout Ratio	107.69%	90.32%
Equity to Assets	8.40%	7.90%

For other ratios refer to the inside front cover of our 2010 Annual Report to Shareholders, incorporated herein by reference.

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2010	2009
	(Dollars in thousands)

Balance at December 31,	$11,321	$10,012
Weighted average interest rate at December 31	0.21%	0.39%
Average daily balance during the year	$12,734	$10,999
Average interest rate during the year	0.21%	0.39%
Maximum month-end balance during the year	$14,931	$13,329

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

           Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

James W. Everson	72	Chairman, President and Chief Executive Officer

Scott Everson	43	Senior Vice President and Chief Operating Officer

Randall M. Greenwood	47	Senior Vice President, Chief Financial Officer, Secretary /Treasurer

Matthew F. Branstetter	43	Vice President – Chief Lending Officer

Elmer K. Leeper	44	Vice President – Chief Retail Banking Offier

Michael A. Lloyd	42	Vice President – Chief Information Officer

Each individual has held the position noted during the past five years, except for the following:

Matthew F. Branstetter	43	Vice President Chief Lending Officer

Each of these Executive Officers are serving at-will in their current positions.  The Officers have held the positions for the following time periods: James W. Everson, 28 years,  Scott A. Everson , 9 years,  Michael Lloyd, 8 years,  Randall M. Greenwood, 13 years and Elmer K. Leeper, 5 years.

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 2	Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Location	Owned or Leased	Location	Owned or Leased

Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Glouster, Ohio	Owned
St. Clairsville, Ohio	Leased	Amesville, Ohio	Owned
Dover, Ohio	Owned	Nelsonville, Ohio	Owned
Dellroy, Ohio	Owned	Lancaster, Ohio	Owned
New Philadelphia, Ohio	Owned	Lancaster, Ohio	Owned
Strasburg, Ohio	Owned	Lancaster, Ohio	Owned
Tiltonsville, Ohio	Owned
Dillonvale, Ohio	Leased
St. Clairsville, Ohio	Owned

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

Item 4	[Removed and Reserved]

PART II

Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 7, “Shareholder Information” of the 2010 Annual Report To Shareholders and refer to Page 38, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2010 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2010 to 10/31/2010	-	-	-	$1,733,302

Month #2 11/1/2010 to 11/30/2010	-	-	-	-

Month #3 12/1/2010 to 12/31/2010	-	-	-	-

Total	-	-	-	-

United Bancorp publicly announced a stock purchase program publicly by a press release issued on November 18, 2008. Pursuant to the stock purchase program, the Board of Directors authorized management to cause the Company to purchase up to $2 million of its common shares over a two-year period.  Such authorization expired on November  18, 2010.

Item 6	Selected Consolidated Financial Data

Refer to inside front cover, “Decade of Progress” of the 2010 Annual Report To Shareholders, which is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 12-25, “Management’s Discussion and Analysis” of the 2010 Annual Report To Shareholders.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Refer to Page 18-20 “Asset/Liability Management and Sensitivity to Market Risks” of the 2010 Annual Report to Shareholders, which is incorporated herein by reference.

Item 8	Financial Statements and Supplementary Data

Refer to the 2010 Annual Report To Shareholders, which is incorporated herein by reference.

Item 9	Changes In and Disagreements With Accountants

           Not applicable.

Item 9A Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2010, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision and with the participation of management, including our principal executive  and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of § 240.13a-15 of this chapter.  Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.”  Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.  Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

Item 11 Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	53,714	$10.34	320,000
Equity compensation plans not approved by security holders

Total	53,714	$10.34	320,000

Item 13 Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14 Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15 Exhibits and Financial Statement/Schedules

           Financial Statements

(a)
The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 26 through 80 of the United Bancorp, Inc. 2010 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets December 31, 2010 and 2009

Consolidated Statements of Income Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.5	Not used

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd and James A. Lodes. (5)

10.10	United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors Deferred Compensation Plan. (5)

10.11
Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (7)

13	2010 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

United Bancorp Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/James W. Everson	March 25, 2011
James W. Everson, Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/James W. Everson	March 25, 2011
James W. Everson, Chairman, President & CEO

By:	/s/Scott A. Everson	March 25, 2011
Scott A. Everson, Senior Vice President & Chief Operating Officer

By:	/s/Randall M. Greenwood	March 25, 2011
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Terry A. McGhee	March 25, 2011
Terry A. McGhee, Director

By:	/s/John M. Hoopingarner	March 25, 2011
John M. Hoopingarner, Director

By:	/s/Richard L. Riesbeck	March 25, 2011
Richard L. Riesbeck, Director

By:	/s/Samual J. Jones	March 25, 2011
Samual J. Jones , Director

By:	/s/Matthew C. Thomas	March 25, 2011
Matthew C. Thomas, Director

United Bancorp Inc.
Exhibit Index

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.5	Not used

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd and James A. Lodes. (5)

10.10	United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors Deferred Compensation Plan. (5)

10.11
Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (7)

13	2010 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.