Form 10-Q
period 2011-03-31
UNITED BANCORP INC /OH/
filed 2011-05-13
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 2011

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

Yes ☐            No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date:  As of May 10, 2011, 5,342,370 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets
Cash and due from banks	$5,162	$5,006
Interest-bearing demand deposits	13,042	5,929
Cash and cash equivalents	18,204	10,935

Certificates of deposit in other financial institutions	1,682	2,564
Available-for-sale securities	100,683	96,155
Held-to-maturity securities	4,545	6,331
Loans, net of allowance for loan losses of $2,521 and $2,740 at March 31, 2011 and December 31, 2010, respectively	274,553	276,037
Premises and equipment	9,707	9,278
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	2,035	1,912
Intangible assets	513	543
Accrued interest receivable	1,519	1,441
Deferred income taxes	828	801
Bank-owned life insurance	10,491	10,401
Other assets	2,506	2,227

Total assets	$432,076	$423,435

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$135,623	$131,600
Savings	55,142	52,463
Time	140,085	141,383
Total deposits	330,850	325,446

Short-term borrowings	15,687	11,843
Federal Home Loan Bank advances	43,329	43,450
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	2,459	3,115

Total liabilities	396,325	387,854

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,370,304 shares	5,370	5,370
Additional paid-in capital	19,382	20,133
Retained earnings	16,046	15,308
Stock held by deferred compensation plan; 2011 – 182,907 shares, 2010 – 176,392 shares	(1,710)	(1,657)
Unearned ESOP compensation	(2,234)	(2,311)
Accumulated other comprehensive loss	(764)	(707)
Treasury stock, at cost 2011 – 27,934 shares, 2010 – 45,717 shares	(339)	(555)

Total stockholders’ equity	35,751	35,581

Total liabilities and stockholders’ equity	$432,076	$423,435

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	2011	2010
Interest and Dividend Income
Loans, including fees	$4,318	$4,175
Securities
Taxable	349	809
Non-taxable	302	409
Federal funds sold	6	11
Dividends on Federal Home Loan Bank and other stock	63	126

Total interest and dividend income	5,038	5,530

Interest Expense
Deposits	777	1,272
Borrowings	479	532

Total interest expense	1,256	1,804

Net Interest Income	3,782	3,726

Provision for Loan Losses	648	360

Net Interest Income After Provision for Loan Losses	3,134	3,366

Noninterest Income
Service charges on deposit accounts	444	533
Realized gains on sales of securities	370	––
Realized gains on sales of loans	30	13
Realized losses on sales of other real estate and repossessed assets	—	(3)
Other income	220	233

Total noninterest income	1,064	776

Noninterest Expense
Salaries and employee benefits	1,753	1,755
Occupancy and equipment	450	425
Professional services	186	188
FDIC insurance	87	102
Insurance	62	95
Franchise and other taxes	118	131
Advertising	62	93
Stationary and office supplies	45	59
Amortization of intangibles	30	25
Core processing conversion expenses	7	––
Other expenses	494	498

Total noninterest expense	3,294	3,371

Income Before Federal Income Taxes	904	771

Provision for Federal Income Taxes	166	88

Net Income	$738	$683

Basic Earnings Per Share	$0.15	$0.14

Diluted Earnings Per Share	$0.15	$0.14

Dividends per share	$0.14	$0.14

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Net Income	$738	$683

Other comprehensive income, net of related tax effects:

Unrealized holding gains on securities during the period, net of taxes of $94 and $347 in 2011 and 2010, respectively	183	674

Reclassification adjustment for realized gains included in income, net of taxes of $123	(240)	––

Comprehensive Income	$681	$1,357

Accumulated Other Comprehensive (Loss) Income	$(764)	$167

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010
Operating Activities
Net income	$738	$683
Items not requiring (providing) cash
Depreciation and amortization	240	195
Amortization of intangible asset	30	25
Provision for loan losses	648	360
Amortization of premiums and discounts on securities, net	(22)	34
Gain on sale of loans	(30)	(13)
Gain on sale of securities	(370)	––
Increase in value of bank-owned life insurance	(90)	(101)
Amortization of mortgage servicing rights	5	6
Originations of loans held for sale	(2,126)	(906)
Proceeds from sale of loans held for sale	2,156	919
Loss on sale of foreclosed assets	––	3
Expense related to share-based compensation plans	88	52
Net change in accrued interest receivable and other assets	(390)	(398)
Net change in accrued expenses and other liabilities	(656)	(461)

Net cash provided by operating activities	221	398

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	3,688	15,043
Purchases	(16,807)	(5,989)
Proceeds from maturity of held-to-maturity securities	1,495	––
Proceeds from sale of held-to-maturity securities	302	––
Proceeds from sale of available for sale securities	8,886	––
Net change in loans	652	(3,077)
Net changes in certificates of deposit in other financial institutions	882	6,303
Proceeds from sale of foreclosed assets	90	20
Purchases of premises and equipment	(668)	(143)

Net cash (used in) provided by investing activities	(1,480)	12,157

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the Three Months Ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010
Financing Activities
Net change in deposits	$5,404	$445
Net change in short-term borrowings	3,844	3,720
Net change in long-term debt	(121)	(253)
Cash dividends paid	(744)	(737)
Proceeds from purchase of shares by Dividend Reinvestment Plan	118	103
Shares purchased for deferred compensation plan	27	50

Net cash provided by financing activities	8,528	3,328

Increase in Cash and Cash Equivalents	7,269	15,883

Cash and Cash Equivalents, Beginning of Period	10,935	31,271

Cash and Cash Equivalents, End of Period	$18,204	$47,154

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,305	$1,817

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed real estate and other repossessed assets	$213	$104

Unrealized (loss) gains on securities designated as available for sale, net of related tax effects	$(57)	$674

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2011, and its results of operations and cash flows for the interim periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2010 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

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
For the Three Months Ended March 31, 2011 and 2010

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses and any unamortized deferred fees or costs on originated loans.

For loans amortized at cost, interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
For the Three Months Ended March 31, 2011 and 2010

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released and non-vested restricted stock.  At March 31, 2011 and 2010, the ESOP held 236,356 and 259,996 unallocated shares, respectively, which were not included in weighted-average common shares outstanding.  In addition at March 31, 2011 and 2010, the Company has 170,000 and 180,000 shares, respectively, of non vested restricted stock, which were not included in weighted-average common shares outstanding.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended March 31,
	2011	2010

Basic
Net income (In thousands)	$738	$683
Dividends on non-vested restricted stock	(24)	(25)

Net earnings allocated to stockholders	$714	$658

Weighted average common shares outstanding	4,753,955	4,665,937

Basic earnings per common share	$0.15	$0.14

Diluted
Net earnings allocated to stockholders	$714	$658

Weighted average common shares outstanding for basic earnings per common share	4,753,955	4,665,937

Add: Dilutive effects of assumed exercise of stock options and restricted stock	18,263	16,512

Average shares and dilutive potential common shares	4,772,218	4,682,449

Diluted earnings per common share	$0.15	$0.14

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both March 31, 2011 and 2010, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Recent Accounting Pronouncements

FASB Accounting Standards Update (ASU) 2010-20, Receivables:  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), issued on July 21, 2010, concerns improved disclosures regarding the credit quality in a financial institution’s loan portfolio.  The guidance requires additional disaggregation of the credit portfolio by portfolio segment and class of receivable, a revised roll forward of the allowance for credit losses, presentation of the credit portfolio by credit quality indicators, an aging schedule of past due receivables, disclosure of troubled debt restructurings and purchases and sales of receivables by portfolio segment.  The period-end disclosures were effective for periods ending on or after December 15, 2010 (December 31, 2010 for the Company).  The activity disclosures are effective for periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).  The Company adopted FASB ASU 2010-20 as required, without a material effect on the Company’s financial condition or results of operations.

FASB ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, issued in April 2011, amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a troubled debt restructuring.  The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. Early adoption is permitted. Management is currently evaluating the impact of the guidance on the Company’s condensed consolidated financial statements.

FASB ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements, issued in April 2011, improves the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The updated guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively. Management is currently evaluating the impact of the guidance on the Company’s condensed consolidated financial statements.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2011
U.S. government agencies	$75,735	$79	$(449)	$75,365
State and political subdivisions	24,900	404	––	25,304
Equity securities	4	10	––	14

	$100,639	$493	$(449)	$100,683

Available-for-sale Securities:
December 31, 2010:
U.S. government agencies	$61,908	$53	$(728)	$61,233
State and political subdivisions	25,008	315	(28)	25,295
Government sponsored entities mortgage-backed securities	9,105	509	––	9,614
Equity securities	4	9	––	13

	$96,025	$886	$(756)	$96,155

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2011:
State and political subdivisions	$4,545	$169	$––	$4,714

December 31, 2010:
State and political subdivisions	$6,331	$179	$––	$6,510

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$60	$60	$110	$110
One to five years	15,846	15,917	2,083	2,182
Five to ten years	35,330	35,568	2,352	2,422
After ten years	49,399	49,124	––	––
	100,635	100,669	4,545	4,714

Equity securities	4	14	––	––

Totals	$100,639	$100,683	$4,545	$4,714

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $59.3 million and $66.4 million at March 31, 2011 and December 31, 2010, respectively.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  Information with respect to sales of securities and resulting gross realized gains and losses was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)

Proceeds from sale	$9,188	$––
Gross gains	370	––
Gross losses	––	––

During the three months ended March 31, 2011 the Company sold one security with an amortized cost of $295,000 resulting in a realized gain of approximately $7,000 and is included in the table above under gross gains.  This security was classified on the books as held to maturity and was sold due to a credit quality down grade of the municipality issuer.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at March 31, 2011 and December 31, 2010, was $39.5 million and $35.7 million, which represented approximately 37% and 35%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

March 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$39,491	$(449)	$––	$––	$39,491	$(449)

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$33,215	$(728)	$––	$––	$33,215	$(728)

State and political subdivisions	2,484	(28)	––	––	2,484	(28)

Total temporarily impaired securities	$35,699	$(756)	$––	$––	$35,699	$(756)

The unrealized losses on the Company’s investments in U.S. Government agency and municipal securities were caused primarily by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011 and December 31, 2010

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2011	2010
	(In thousands)

Commercial loans	$29,758	$32,153
Commercial real estate	139,705	136,369
Residential real estate	62,887	63,378
Installment loans	44,724	46,877

Total gross loans	277,074	278,777

Less allowance for loan losses	(2,521)	(2,740)

Total loans	$274,553	$276,037

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

The activity in the allowance for loan losses was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)

Beginning balance	$2,740	$2,390
Provision for loan losses	648	360
Loans charged-off	(967)	(311)
Recoveries of previous charge-offs	100	88
Ending balance	$2,521	$2,527

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the period Ended March 31, 2011

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:

Balance, beginning of period	$561	$1,566	$229	$140	$244	$2,740
Provision charged to expense	196	479	131	(40)	(118)	648
Losses charged off	(388)	(321)	(217)	(41)	––	(967)
Recoveries	1	14	84	1	––	100

Balance, end of period	$370	$1,738	$227	$60	$126	$2,521

Ending balance: individually evaluated for impairment	$89	$1,497	$––	$56	$––	$1,642

Ending balance: collectively evaluated for impairment	$281	$241	$227	$4	$126	$879

Loans:

Ending balance: individually evaluated for impairment	$370	$5,073	$––	$71	$––	$5,514

Ending balance: collectively evaluated for impairment	$29,388	$134,632	$44,724	$62,816	$––	$271,560

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the year Ended December 31, 2010

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:

Balance, beginning of year	$890	$999	$251	$100	$150	$2,390
Provision charged to expense	(110)	1,339	296	197	94	1,816
Losses charged off	(256)	(775)	(579)	(160)	––	(1,770)
Recoveries	37	3	261	3	––	304

Balance, end of year	$561	$1,566	$229	$140	$244	$2,740

Ending balance: individually evaluated for impairment	$486	$1,226	$––	$60	$––	$1,772

Ending balance: collectively evaluated for impairment	$75	$340	$229	$80	$244	$968

Loans:

Ending balance: individually evaluated for impairment	$1,184	$5,852	$––	$238	$––	$7,274

Ending balance: collectively evaluated for impairment	$30,969	$130,517	$46,877	$63,140	$––	$271,503

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

The following tables show the portfolio quality indicators:

	March 31, 2011
Loan Class	Commercial	Commercial Real Estate	Residential	Installment
	(In thousands)

Pass Grade	$26,421	$126,131	$62,638	$44,717
Special Mention	209	1,668	178	7
Substandard	2,893	8,284	––	––
Doubtful	235	3,622	71	––

	$29,758	$139,705	$62,887	$44,724

	December 31, 2010
Loan Class	Commercial	Commercial Real Estate	Residential	Installment
	(In thousands)

Pass Grade	$28,416	$122,795	$62,517	$46,877
Special Mention	134	1,141	623	––
Substandard	3,603	12,198	238	––
Doubtful	––	235	––	––

	$32,153	$136,369	$63,378	$46,877

Loan Portfolio Aging Analysis
As of March 31, 2011

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$164	$68	$121	$236	$589	$29,169	$29,758
Commercial real estate	94	62	51	2,927	3,134	136,571	139,705
Installment	372	136	15	128	651	44,073	44,724
Residential	625	230	––	1,382	2,237	60,650	62,887

Total	$1,255	$496	$187	$4,673	$6,611	$270,463	$277,074

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Loan Portfolio Aging Analysis
As of December 31, 2010

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$265	$201	$25	$300	$791	$31,362	$32,153
Commercial real estate	567	525	––	3,163	4,255	132,114	136,369
Installment	421	159	––	240	820	46,057	46,877
Residential	529	279	––	823	1,631	61,747	63,378

Total	$1,782	$1,164	$25	$4,526	$7,497	$271,280	$278,777

Impaired Loans as of and for the
Period Ended March 31, 2011

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$138	$138	$––	$328	$1
Commercial real estate	1,305	1,305	––	1,246	14
Residential	––	––	––	39	––
Installment	––	––	––	––	––
	1,443	1,443	––	1,613	15
Loans with a specific valuation allowance:
Commercial	232	232	89	449	3
Commercial real estate	3,768	3,768	1,497	4,557	28
Residential	71	71	56	116	––
	4,071	4,071	1,642	5,122	31

Total:

Commercial	$370	$370	$89	$777	$4

Commercial real estate	$5,073	$5,073	$1,497	$5,803	$42

Residential	$71	$71	$56	$155	$––

Installment	$––	$––	$––	$––	$––

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Impaired Loans as of and for the
Year Ended December 31, 2010

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$518	$518	$––	$510	$22
Commercial real estate	1,186	1,186	––	1,172	45
Residential	77	77	––	69	4
	1,781	1,781	––	1,751	71
Loans with a specific valuation allowance:
Commercial	666	666	486	648	38
Commercial real estate	4,666	4,666	1,226	4,688	80
Residential	161	161	60	148	3
	5,493	5,493	1,772	5,484	121

Total:

Commercial	$1,184	$1,184	$486	$1,158	$60

Commercial real estate	$5,852	$5,852	$1,226	$5,860	$125

Residential	$238	$238	$60	$217	$7

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2011, the Company had approximately $633,000 of commercial real estate loans that were modified in troubled debt restructurings and impaired.  In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of approximately $378,000 of commercial real estate loans. At December 31, 2010, the Company had approximately $633,000 of commercial real estate loans that were modified in troubled debt restructurings and impaired.  In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of approximately $386,000 of commercial real estate loans.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2011	2010
	(In thousands)

Service cost	$76	$67
Interest cost	43	45
Expected return on assets	(60)	(58)
Amortization of prior service cost and net loss	20	21

Pension expense	$79	$75

Note 5:	Off-Balance-Sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)

Commitments to extend credit	$12,453	$12,858
Commitment to originate loans	4,500	9,200
Overdraft program and ready reserve lines	29,137	29,189
Standby letters of credit	897	897

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Note 6:	Fair Value Measurements

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Company’s equity securities are classified within Level 1 of the hierarchy.  If quoted market prices are not available, the Company generally relies on prices obtained from independent pricing services or brokers.  Securities measured with this valuation technique are generally classified as Level 2 of the hierarchy, and their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows using significant inputs observable in the market.  Examples of Level 2 securities include U.S. government agency bonds, mortgage-backed securities and state and political subdivision bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company has no securities classified as Level 3 of the hierarchy.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2011
U.S. government agencies	$75,365	$––	$75,365	$––
State and political subdivisions	25,304	––	25,304	––

Equity securities	14	14	––	––

December 31, 2010
U.S. government agencies	$61,233	$––	$61,233	$––
State and political subdivisions	25,295	––	25,295	––
Government sponsored entities mortgage-backed securities	9,614	––	9,614	––
Equity securities	13	13	––	––

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

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
For the Three Months Ended March 31, 2011 and 2010

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2011
Impaired loans	$3,105	$––	$––	$1,810
Foreclosed assets held for sale	213	––	––	213

December 31, 2010
Impaired loans	$3,595	$––	$––	$3,595
Mortgage servicing rights	215	––	––	215
Foreclosed assets held for sale	238	––	––	238

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$18,204	$18,204	$10,935	$10,935
Certificates of deposit in other financial institutions	1,682	1,682	2,564	2,564
Available-for-sale securities	100,683	100,683	96,155	96,155
Held-to-maturity securities	4,545	4,714	6,331	6,510
Loans, net of allowance for loan losses	274,553	275,128	276,037	276,699
Federal Home Loan Bank stock	4,810	4,810	4,810	4,810
Accrued interest receivable	1,519	1,519	1,441	1,441

Financial liabilities
Deposits	330,850	312,239	325,446	308,387
Short-term borrowings	15,687	15,687	11,843	11,829
Federal Home Loan Bank advances	43,329	44,781	43,450	45,316
Subordinated debentures	4,000	3,412	4,000	3,412
Interest payable	288	288	337	337

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at March 31, 2011 and December 31, 2010.

United Bancorp, Inc.
ITEM 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2011, as compared to December 31, 2010, and the results of operations for the three months ended March 31, 2011, compared to the same period in 2010.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s earnings in the first quarter of 2011 generated an annualized 0.69% return on average assets (“ROA”) and an 8.26% return on average equity (“ROE”), compared to 0.61% ROA and 7.69% ROE for the three months ended March 31, 2010.  Comparing the quarter ended March 31, 2011 to the first quarter of 2010, the Company’s net interest margin increased to 4.18% from 4.00%, an increase of 18 basis points.  In dollars, the Company’s net interest income increased approximately $56,000, due to an increase in earning assets and the net interest margin.  Comparing the same periods, Customer Service Fees on deposits decreased $89,000, due in part to changes in the way our overdraft program is structured as a result of pending regulatory guidance related to customer overdraft fees. The Company recognized a gain on sale of securities of $370,000 for the three months ended March 31, 2011. The Company sold its government sponsored mortgage–backed securities portfolio to take advantage of the favorable rate environment on these short term investments and provide liquidity to restructure the Company’s balance sheet to shift towards higher yielding loan relationships. On the expense side, the Company’s 2011 earnings were affected by a period over period increase of $288,000 in our provision for loan losses. The increase in the provision for loan losses was predicated primarily upon the economic challenges facing the banking industry.

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

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The consolidated financial statements have been prepared using values and information currently available to the Company.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve.  At March 31, 2011, gross loans were $277.1 million, compared to $278.8 million at December 31, 2010.  The overall decrease in the loan portfolio was comprised of a $942,000 increase in commercial and commercial real estate loans offset by decreases of $2.2 million in installment loans and a $491,000 decrease in residential lending loans since December 31, 2010.

Commercial and commercial real estate loans comprised 61.2% of total loans at March 31, 2011, compared to 60.5% at December 31, 2010.  Commercial and commercial real estate loans have increased $941,000, or 0.6% since December 31, 2010.  The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Installment loans represented 16.1% of total loans at March 31, 2011, and 16.8% at December 31, 2010.  This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields.  Installment loans have decreased $2.2 million, or 4.6%, since December 31, 2010.  The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations.  Indirect installment loans are approximately 75.2% and 70.5% of the installment loan portfolio as of March 31, 2011 and 2010, respectively.

Real estate loans were 22.7% of total loans at March 31, 2011 and 22.7% at December 31, 2010.  Real estate loans have decreased by $491,000 since December 31, 2010.  Real estate lending for the three months ended March 31, 2011 has been slow with respect to the Company’s adjustable-rate mortgage products.  As of March 31, 2011, the Bank has approximately $23.9 million in fixed-rate loans that have been sold in the secondary market.  The Company continues to service these loans for a fee that is typically 25 basis points.  At March 31, 2011, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.5 million at March 31, 2011, which represented 0.91% of total loans, and $2.7 million at December 31, 2010, or 0.98% of total loans.  The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the three months ended March 31, 2011 were approximately $867,000, or 31.6%, of the beginning balance in the allowance for loan losses.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments.  The Company does not hold any collateralized mortgage-backed securities or derivative securities other than those issued by U.S. government agencies. Securities available for sale at March 31, 2011 increased approximately $4.5 million, or 4.7%, from December 31, 2010 totals.  With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the first three months of 2011.  As of March 31, 2011, the Company held approximately $1.7 million of  investment CD’s with an average yield of 1.61% and an average term to maturity of approximately 60 days. The original terms of these CD’s were greater than 90 days. With the continued low interest rate environment, the opportunity to invest in short term CD’s in other financial institutions has become limited during 2011.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended March 31, 2011, total core deposits increased approximately $2.2 million, or 0.80%.  The Company’s savings accounts increased $2.7 million, or 5.1%, from December 31, 2010 totals.  The Company’s interest-bearing demand deposits increased $3.7 million, or 2.8%, noninterest-bearing demand deposits increased $373,000, or 1.6%, while certificates of deposit under $100,000 decreased by $2.9 million, or 2.8%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At March 31, 2011, certificates of deposit greater than $100,000 increased $1.6 million, or 3.8%, from December 31, 2010 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $3.8 million from December 31, 2010 totals.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net Income

Basic and diluted earnings per share for the three months ended March 31, 2011 totaled $0.15 compared with $0.14 with for the three months ended March 31, 2010.  In dollars, the Company’s net income was $738,000 for the three months ended March 31, 2011, an increase of $55,000, or 8.1%, compared with net income of $683,000 for the same quarter in 2010.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income increased $56,000, for the three months ended March 31, 2011 compared to the same period in 2010. The Company continues to increase  its net interest margin with a shift in its funding from higher costing certificates of deposit to transactions and savings accounts.

Provision for Loan Losses

The provision for loan losses was $648,000 for the three months ended March 31, 2011, compared to $360,000 for the same period in 2010.  The increase in loan loss provision for the three-month period ended March 31, 2011, was predicated primarily upon the economic challenges facing the banking industry.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended March 31, 2011 was $1.1 million, an increase of $288,000 or 37.1%, compared to $776,000 for the three-month period ended March 31, 2010.  During the three-months ended March 31, 2011, the increase in noninterest income was due to an increase in realized gains on sales of securities of $370,000. Comparing the same periods, customer service fees on deposits decreased $89,000, due in part to changes in the way our overdraft program is structured as a result of pending regulatory guidance related to customer overdraft fees.

Noninterest Expense

Noninterest expense was $3.3 million for the three months ended March 31, 2011 a decrease of $77,000, or 2.3%, compared to the three months ended March 31, 2010.  Salaries and employee benefit expense decreased $2,000, or less than 1.0%, for the three month period ended March 31, 2011 from the same period in 2010.  This decrease was primarily due to our planned cost savings initiatives as a follow up to our newly installed core processing system.  Occupancy and equipment expense increased $25,000 for the three months ended March 31, 2011 over the same period in 2010.  Increased depreciation expense on premises, computer hardware and software and related service maintenance was the primary reason for the increase.  Deposit insurance premiums decreased $15,000 for the three months ended March 31, 2011, as compared to the same period in 2010.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $166,000 for the three months ended March 31, 2011, an increase of $78,000 compared to the same period in 2010.  The increase in tax expense was due in part to a $133,000 increase in pretax income.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity totaled $35.8 million at March 31, 2011 compared to $35.6 million at December 31, 2010, a $170,000 increase.  Total stockholders’ equity in relation to total assets was 8.3% at March 31, 2011 and 8.4% at December 31, 2010.  In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares.  This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company.  The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.  Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table illustrates the Company’s well-capitalized classification at March 31, 2011.

March 31,
2011
(Unaudited)
(Dollars in thousands)

Tier 1 capital	$39,188
Total risk-based capital	41,714
Risk-weighted assets	298,251
Average total assets	429,884

Total risk-based capital ratio	13.99%
Tier 1 risk-based capital ratio	13.14%
Tier 1 capital to average assets	9.12%

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

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2010, filed on March 25, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/2011 to 1/31/20110	––	––	––	—
Month #2 2/1/20110 to 2/28/2011	––	––	––	—
Month #3 3/1/2011 to 3/31/2011	—	––	––	—

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan.  Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers.  Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account.  Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors.  Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock.  On March 11, 2011, the Plan purchased a total of 3,305 common shares for participant accounts.  All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments which amounted to approximately $26,642 for the quarter.  No underwriting fees, discounts, or commissions are paid in connection with the Plan.  The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

/s/United Bancorp, Inc.

Date: May 13, 2011	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date: May 13, 2011	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

3.1	Amended Articles of Incorporation of United Bancorp, Inc.
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