Form 10-Q
period 2011-06-30
UNITED BANCORP INC /OH/
filed 2011-08-12
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     June 30, 2011

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

Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐            No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date:  As of August 5, 2011, 5,355,837 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1.  Financial Statements

United Bancorp, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Cash and due from banks	$5,081	$5,006
Interest-bearing demand deposits	7,859	5,929
Cash and cash equivalents	12,940	10,935
Certificates of deposit in other financial institutions	––	2,564
Available-for-sale securities	94,462	96,155
Held-to-maturity securities	4,550	6,331
Loans, net of allowance for loan losses of $2,783 and $2,740 at June 30, 2011 and December 31, 2010, respectively	274,553	276,037
Premises and equipment	10,072	9,278
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	2,175	1,912
Intangible assets	483	543
Accrued interest receivable	1,484	1,441
Deferred income taxes	635	801
Bank-owned life insurance	10,682	10,401
Other assets	2,206	2,227
Total assets	$419,052	$423,435

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$132,866	$131,600
Savings	55,307	52,463
Time	137,130	141,383
Total deposits	325,303	325,446
Short-term borrowings	12,320	11,843
Federal Home Loan Bank advances	38,208	43,450
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	2,867	3,115
Total liabilities	382,698	387,854
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,370,304 shares	5,370	5,370
Additional paid-in capital	18,687	20,133
Retained earnings	16,798	15,308
Stock held by deferred compensation plan; 2011 – 185,636 shares, 2010 – 176,392 shares	(1,755)	(1,657)
Unearned ESOP compensation	(2,183)	(2,311)
Accumulated other comprehensive loss	(387)	(707)
Treasury stock, at cost
2011 – 14,467 shares, 2010 – 45,717 shares	(176)	(555)
Total stockholders’ equity	36,354	35,581
Total liabilities and stockholders’ equity	$419,052	$423,435

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$4,461	$4,354	$8,779	$8,529
Taxable securities	408	652	757	1,461
Non-taxable securities	282	391	584	800
Federal funds sold	5	23	11	34
Dividends on Federal Home Loan Bank stock and other	56	93	119	219
Total interest and dividend income	5,212	5,513	10,250	11,043
Interest expense
Deposits
Demand	32	47	65	96
Savings	17	24	34	50
Time	718	1,109	1,445	2,306
Borrowings	453	535	932	1,067
Total interest expense	1,220	1,715	2,476	3,519
Net interest income	3,992	3,798	7,774	7,524
Provision for loan losses	494	370	1,142	730
Net interest income after provision for loan losses	3,498	3,428	6,632	6,794
Noninterest income
Service charges on deposit accounts	579	625	1,023	1,158
Realized gains on sales of securities	––	––	370	––
Realized gains on sales of loans	13	31	43	44
Realized (losses) gains on sales of foreclosed assets	(5)	2	(5)	(1)
BOLI benefit in excess of surrender value	100	––	100	––
Other income	208	201	428	434
Total noninterest income	895	859	1,959	1,635
Noninterest expense
Salaries and employee benefits	1,718	1,833	3,471	3,588
Net occupancy and equipment expense	434	422	884	847
Provision for impairment on foreclosed real estate	49	––	49	––
Professional services	242	206	428	394
Insurance	65	26	127	128
Deposit insurance premiums	120	145	207	240
Franchise and other taxes	126	127	244	258
Advertising	61	54	123	147
Stationery and office supplies	55	80	100	139
Amortization of intangible asset	29	28	59	54
Other expenses	574	550	1,075	1,047
Total noninterest expense	3,473	3,471	6,767	6,842
Income before federal income taxes	920	816	1,824	1,587
Federal income taxes	168	115	334	203
Net income	$752	$701	$1,490	$1,384

EARNINGS PER COMMON SHARE
Basic	$0.15	$0.14	$0.30	$0.28
Diluted	$0.15	$0.14	$0.30	$0.28
DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.28	$0.28

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$752	$701	$1,490	$1,384

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the
period, net of taxes of $194, $26,
$291 and $373 for each respective period	377	51	564	725

Reclassification adjustment for realized gains included in income, net of taxes of $126 for the six months ended June 30, 2011	––	––	(244)	––

Comprehensive income	$1,129	$752	$1,810	$2,109

Accumulated comprehensive income (loss)	$(387)	$218	$(387)	$218

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010
Operating Activities
Net income	$1,490	$1,384
Items not requiring (providing) cash
Amortization of premiums and discounts on securities, net	(48)	64
Depreciation and amortization	484	399
Amortization of intangible asset	59	54
Expense related to share based compensation plans	90	107
Expense related to ESOP	100	104
Provision for loan losses	1,142	730
Provision for losses on foreclosed real estate	49	––
Increase in value of bank-owned life insurance	(281)	(199)
BOLI benefit in excess of surrender value	(100)	––
Gain on sale of securities	(370)	––
Gain on sale of loans	(43)	(44)
Proceeds from sale of loans	2,732	2,954
Loans originated for sale	(2,689)	(2,910)
Loss on sale of foreclosed assets	5	1
Amortization of mortgage servicing rights	13	14
Net change in accrued interest receivable and other assets	24	(62)
Net change in accrued expenses and other liabilities	(246)	(262)

Net cash provided by operating activities	2,411	2,334

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	33,233	46,362
Purchases	(39,540)	(41,197)
Securities held to maturity:
Maturities, prepayments and calls	1,495	3,424
Proceeds from sale of held-to-maturity securities	302	––
Proceeds from sale of available for sale securities	8,886	––
Net change in loans	54	(11,601)
Net change in certificates of deposit in other financial institutions	2,564	12,500
Purchases of premises and equipment	(1,278)	(154)
Proceeds from sale of foreclosed assets	13	195

Net cash provided by investing activities	5,729	9,529

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010
Financing Activities
Net change in deposits	$(143)	$(581)
Net change in short-term borrowings	477	936
Net change in long-term borrowings	(5,242)	(377)
Shares purchased for deferred compensation plan	27	60
Proceeds from purchase of shares by Dividend Reinvestment Plan	237	231
Cash dividends paid on common stock	(1,491)	(1,475)

Net cash used in financing activities	(6,135)	(1,206)

Increase in Cash and Cash Equivalents	2,005	10,657
Cash and Cash Equivalents, Beginning of Period	10,935	31,271

Cash and Cash Equivalents, End of Period	$12,940	$41,928

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,555	$3,575

Federal income taxes paid	$535	$305

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$374	$165

Unrealized gains on securities designated as available for sale, net of related tax effects	$320	$725

Trade date securities purchases	$––	$6,000

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2011, and its results of operations and cash flows for the interim periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2010 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

The Company’s primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses.  Real estate loans are secured by both residential and commercial real estate.  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary and fiscal policies, that are outside of management’s control.

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
For the Three and Six Months Ended June 30, 2011 and 2010

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released and non-vested restricted stock.  At June 30, 2011 and 2010, the ESOP held 224,537 and 248,176 unallocated shares, respectively, which were not included in weighted-average common shares outstanding.  In addition at June 30, 2011 and 2010, the Company has 170,000 and 180,000 shares, respectively, of non vested restricted stock, which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Basic
Net income (In thousands)	$752	$701	$1,490	$1,384
Dividends on non-vested restricted stock (In thousands)	(24)	(25)	(48)	(50)
Net earnings allocated to stockholders (In thousands)	$728	$676	$1,442	$1,334
Weighted average common shares outstanding	4,759,315	4,677,145	4,752,357	4,671,572
Basic earnings per common share	$0.15	$0.14	$0.30	$0.28

Diluted
Net income allocated to stockholders (In thousands)	$728	$676	$1,442	$1,334
Weighted average common shares outstanding for basic earnings per common share	4,759,315	4,677,145	4,752,357	4,671,572
Add: Dilutive effects of assumed exercise of stock options and restricted stock	29,999	17,847	29,999	17,847
Average shares and dilutive potential common shares	4,789,314	4,694,992	4,782,356	4,689,419

Diluted earnings per common share	$0.15	$0.14	$0.30	$0.28

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both June 30, 2011 and 2010, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2008.

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

FASB ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, issued in May 2011, provides guidance in common fair value measurement and disclosure requirements.  The amendment changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact of the guidance on the Company’s condensed consolidated financial statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

FASB ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, issued in June 2011, is designed to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in comprehensive income. The amendments are effective during interim and annual periods beginning after December 15, 2011. Management does not expect adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements.

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2011
U.S. government agencies	$71,494	$171	$(19)	$71,646
State and political subdivisions	22,350	470	(20)	22,800
Equity securities	4	12	––	16

	$93,848	$653	$(39)	$94,462

Available-for-sale Securities:
December 31, 2010:
U.S. government agencies	$61,908	$53	$(728)	$61,233
State and political subdivisions	25,008	315	(28)	25,295
Government sponsored entities mortgage-backed securities	9,105	509	––	9,614
Equity securities	4	9	––	13

	$96,025	$886	$(756)	$96,155

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2011:
State and political subdivisions	$4,550	$177	$––	$4,727

December 31, 2010:
State and political subdivisions	$6,331	$179	$––	$6,510

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$––	$––	$110	$112
One to five years	9,776	9,862	2,089	2,179
Five to ten years	38,121	38,437	2,351	2,436
After ten years	45,947	46,147	––	––
	93,844	94,446	4,550	4,727

Equity securities	4	16	––	––

Totals	$93,848	$94,462	$4,550	$4,727

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $51.7 million and $66.4 million at June 30, 2011 and December 31, 2010, respectively.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  Information with respect to sales of securities and resulting gross realized gains and losses was as follows:

	Six months ended March 31,
	2011	2010
	(In thousands)

Proceeds from sale	$9,188	$––
Gross gains	370	––
Gross losses	––	––

During the six months ended June 30, 2011 the Company sold one security with an amortized cost of $295,000 resulting in a realized gain of approximately $7,000 and is included in the table above under gross gains.  This security was classified on the books as “held to maturity” and was sold due to a credit quality down grade of the municipality issuer.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at June 30, 2011 and December 31, 2010, was $11.7 million and $35.7 million, which represented approximately 12% and 35%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

June 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$11,414	$(19)	$––	$––	$11,414	$(19)
State and political subdivisions	320	(20)	––	––	320	(20)

Total temporarily impaired securities	$11,734	$(39)	$––	$––	$11,734	$(39)

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$33,215	$(728)	$––	$––	$33,215	$(728)

State and political subdivisions	2,484	(28)	––	––	2,484	(28)

Total temporarily impaired securities	$35,699	$(756)	$––	$––	$35,699	$(756)

The unrealized losses on the Company’s investments in U.S. Government agency and municipal securities were caused primarily by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011 and December 31, 2010.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2011	2010
	(In thousands)

Commercial loans	$33,901	$32,153
Commercial real estate	138,729	136,369
Residential real estate	61,401	63,378
Installment loans	43,305	46,877

Total gross loans	277,336	278,777

Less allowance for loan losses	(2,783)	(2,740)

Total loans	$274,553	$276,037

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

The activity in the allowance for loan losses was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Beginning balance	$2,521	$2,527	$2,740	$2,390
Provision for loan losses	494	370	1,142	730
Loans charged-off	(315)	(268)	(1,282)	(579)
Recoveries of previous charge-offs	83	100	183	188
Ending balance	$2,783	$2,729	$2,783	$2,729

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the three and six month periods ended June 30, 2011

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:

Balance, April 1, 2011	$370	$1,738	$227	$60	$126	$2,521
Provision charged to expense	(160)	333	4	90	227	494
Losses charged off	(55)	(106)	(80)	(74)	––	(315)
Recoveries	4	2	76	1	––	83

Balance, June 30, 2011	$159	$1,967	$227	$77	$353	$2,783
Balance, January 1, 2011	$561	$1,566	$229	$140	$244	$2,740
Provision charged to expense	36	812	135	50	109	1,142
Losses charged off	(443)	(427)	(297)	(115)	––	(1,282)
Recoveries	5	16	160	2	––	183

Balance, June 30, 2011	$159	$1,967	$227	$77	$353	$2,783
Ending balance: individually evaluated for impairment	$74	$1,619	$––	$17	$––	$1,710
Ending balance: collectively evaluated for impairment	$85	$348	$227	$60	$353	$1,073

Loans:

Ending balance: individually evaluated for impairment	$394	$4,744	$––	$150	$––	$5,288
Ending balance: collectively evaluated for impairment	$33,507	$133,985	$43,305	$61,251	$––	$272,048

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

The following tables show the portfolio quality indicators. For purposes of monitoring the credit quality and risk characteristics of its loan portfolio, the Company utilizes the following types of loans: commercial and commercial real estate, residential and installment.

To facilitate the monitoring of credit quality within the loan portfolio, and for purposes of analyzing historical loss rates used in the determination of the ALLL, the Company utilizes the following categories of credit grades: pass, special mention, substandard, and doubtful. The four categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on at least a quarterly basis.

The Company assigns a special mention rating to loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan or the Company’s credit position.

The Company assigns a substandard rating to loans that are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. Substandard loans have well defined weaknesses or weaknesses that could jeopardize the orderly repayment of the debt. Loans and leases in this grade also are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies noted are not addressed and corrected.

The Company assigns a doubtful rating to loans that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans

	June 30, 2011
Loan Class	Commercial	Commercial Real Estate	Residential	Installment
	(In thousands)

Pass Grade	$30,478	$125,564	$41,501	$61,240
Special Mention	302	2,308	618	6
Substandard	2,236	7,806	432	16
Doubtful	885	3,051	754	139

	$33,901	$138,729	$43,305	$61,401

	December 31, 2010
Loan Class	Commercial	Commercial Real Estate	Residential	Installment
	(In thousands)

Pass Grade	$28,416	$122,795	$62,517	$46,877
Special Mention	134	1,141	623	––
Substandard	3,603	12,198	238	––
Doubtful	––	235	––	––

	$32,153	$136,369	$63,378	$46,877

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

Loan Portfolio Aging Analysis
As of June 30, 2011

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$31	$––	$––	$516	$547	$33,354	$33,901
Commercial real estate	210	––	––	2,308	2,518	136,211	138,729
Installment	349	72	––	103	524	42,781	43,305
Residential	863	31	––	1,290	2,184	59,217	61,401

Total	$1,453	$103	$––	$4,217	$5,773	$271,563	$277,336

Loan Portfolio Aging Analysis
As of December 31, 2010

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$265	$201	$25	$300	$791	$31,362	$32,153
Commercial real estate	567	525	––	3,163	4,255	132,114	136,369
Installment	421	159	––	240	820	46,057	46,877
Residential	529	279	––	823	1,631	61,747	63,378

Total	$1,782	$1,164	$25	$4,526	$7,497	$271,280	$278,777

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

Impaired Loans

				For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$264	$264	$––	$564	$2	$392	$1
Commercial real estate	1,176	1,176	––	1,174	25	1,210	11
Residential	14	14	––	42	––	40	––
Installment	––	––	––	––	––	––	––
	1,454	1,454	––	1,780	27	1,642	12
Loans with a specific valuation allowance:
Commercial	130	130	74	320	6	385	3
Commercial real estate	3,568	3,568	1,619	4,128	56	4,353	28
Residential	136	136	17	142	––	129	––
	3,834	3,834	1,710	4,590	62	4,867	31

Total:
Commercial	$394	$394	$74	$884	$8	$777	$4
Commercial real estate	$4,744	$4,744	$1,619	$5,302	$81	$5,563	$39
Residential	$150	$150	$17	$184	$––	$169	$––
Installment	$––	$––	$––	$––	$––	$––	$––

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2011, the Company had approximately $643,000 of commercial real estate loans that were modified in troubled debt restructurings and impaired.  In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of approximately $425,000 of commercial real estate loans.  At December 31, 2010, the Company had approximately $633,000 of commercial real estate loans that were modified in troubled debt restructurings and impaired.  In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of approximately $386,000 of commercial real estate loans.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$76	$67	$152	$134
Interest cost	43	45	86	90
Expected return on assets	(60)	(58)	(120)	(116)
Amortization of prior service cost and net loss	20	21	40	42

Pension expense	$79	$75	$158	$150

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2011	2010

	(In thousands)

Commitments to extend credit	$13,950	$12,858
Commitment to originate loans	10,165	9,200
Overdraft program and ready reserve lines	26,901	29,189
Standby letters of credit	962	897

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

Note 6:	Fair Value Measurements

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2011
U.S. government agencies	$71,646	$––	$71,646	$––
State and political subdivisions	22,800	––	22,800	––

Equity securities	16	16	––	––

December 31, 2010
U.S. government agencies	$61,233	$––	$61,233	$––
State and political subdivisions	25,295	––	25,295	––
Government sponsored entities mortgage-backed securities	9,614	––	9,614	––
Equity securities	13	13	––	––

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
For the Three and Six Months Ended June 30, 2011 and 2010

Mortgage Servicing Rights

Mortgage servicing rights, which are included in other assets, do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (based on current appraised value) at the date of foreclosure less costs to sell, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Management has determined fair value measurements on other real estate owned primarily through evaluations of appraisals performed, and current and past offers for the other real estate under evaluation.  Due to the nature of the valuation inputs, foreclosed assets held for sale are classified within Level 3 of the hierarchy listed below.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2011
Impaired loans	$1,768	$––	$––	$1,768
Foreclosed assets held for sale	372	––	––	372

December 31, 2010
Impaired loans	$3,595	$––	$––	$3,595
Mortgage servicing rights	215	––	––	215
Foreclosed assets held for sale	238	––	––	238

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$12,940	$12,940	$10,935	$10,935
Certificates of deposit in other financial institutions	––	––	2,564	2,564
Available-for-sale securities	94,462	94,462	96,155	96,155
Held-to-maturity securities	4,550	4,727	6,331	6,510
Loans, net of allowance for loan losses	274,553	274,797	276,037	276,699
Federal Home Loan Bank stock	4,810	4,810	4,810	4,810
Accrued interest receivable	1,484	1,484	1,441	1,441

Financial liabilities
Deposits	325,303	309,626	325,446	308,387
Short-term borrowings	12,320	12,579	11,843	11,829
Federal Home Loan Bank advances	38,208	35,237	43,450	45,316
Subordinated debentures	4,000	3,412	4,000	3,412
Interest payable	257	257	337	337

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at June 30, 2011 and December 31, 2010.

United Bancorp, Inc.
ITEM 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2011, as compared to December 31, 2010, and the results of operations for the three and six months ended June 30, 2011, compared to the same periods in 2010.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

 The Company’s earnings for the six months ended June 30, 2011 generated an annualized 0.70% return on average assets (“ROA”) and a 8.20% return on average equity (“ROE”), compared to 0.61% ROA and 7.62% ROE for the six months ended June 30, 2010.  Comparing the six months ended June 30, 2011 to 2010, the Company’s net interest margin was 4.23% compared to 3.92%, an increase of 31 basis points. This increase in the margin resulted in a $250,000 increase in net interest income for the six months ended June 30, 2011 as compared to the same period in 2010. Comparing the same periods, customer service fees on deposits decreased $135,000.  As the Company continues to implement government imposed regulations from the Dodd-Frank Act, regarding its courtesy overdraft program, the Company will continue to experience a decrease in customer service fees. The Company recognized a gain on sale of securities of $370,000 for the six months ended June 30, 2011 and the Company received $100,000 from a BOLI policy in excess of surrender value.  The Company sold its government sponsored mortgage–backed securities portfolio to take advantage of the favorable rate environment on these short term investments and provide liquidity to restructure the Company’s balance sheet to shift towards higher yielding loan relationships.   On the expense side, the Company’s 2011 earnings were affected by a period over period increase of $412,000 in our provision for loan losses. The increase in the provision for loan losses was predicated primarily upon the economic challenges facing the banking industry.  On a positive note, credit quality improvement was a focus during the first six months of 2011.  While net loans charged off did increase for the six months ended June 30, 2011 as compared to the same period in 2010, the Company was able to move those charged off credits through the collection process and into other real estate and begin to market these properties for sale.  This resulted in an increase in other real estate and resulted in comparable decrease in non-accrual loans.  Nonaccrual loans to total loans decreased by nearly 50 basis points, going from 2.01% in 2010 to 1.52% at June 30, 2011.   A declining trend in this area is very positive and the present level of nonaccrual loans to total loans is nearly half of that of our peer group.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve.  At June 30, 2011, gross loans were $277.3 million, compared to $278.8 million at December 31, 2010.  The overall decrease in the loan portfolio was comprised of a $3.6 million decrease in installment loans and a $2.0 million decrease in residential lending, which were partially offset by a $4.1 million increase in commercial and commercial real estate loans since December 31, 2010.

Commercial and commercial real estate loans comprised 62.2% of total loans at June 30, 2011, compared to 60.5% at December 31, 2010.  Commercial and commercial real estate loans have increased $4.1 million, or 2.4% since December 31, 2010.  This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Installment loans represented 15.6% of total loans at June 30, 2011, and 16.8% at December 31, 2010.  This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields.  Installment loans have decreased $3.6 million, or 7.6%, since December 31, 2010.  The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations.  Indirect installment loans are approximately 76.1% and 71.5% of the installment loan portfolio as of June 30, 2011 and 2010, respectively.

Residential real estate loans were 22.1% of total loans at June 30, 2011 and 22.7% at December 31, 2010, representing a decrease of $2.0 million since December 31, 2010.  Residential real estate lending for the six months ended June 30, 2011 has been slow with respect to the Company’s adjustable-rate mortgage products.  As of June 30, 2011, the Bank has approximately $23.1 million in fixed-rate loans that have been sold in the secondary market as compared to $24.6 million at December 31, 2010.  The level of fixed rate mortgages serviced by the Company will continue to decline as the Company does not retain servicing rights for these types of products for loans originated since the beginning of 2010. The Company will continue to service loans originated prior to 2010 for a fee that is typically 25 basis points.  At June 30, 2011, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.8 million at June 30, 2011, which represented 1.0% of total loans, and $2.7 million at December 31, 2010, or 0.98% of total loans.  The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the six months ended June 30, 2011 were approximately $1.1 million, or 40.1%, of the beginning balance in the allowance for loan losses. While net loans charged off did increase for the six months ended June 30, 2011 as compared to the same period in 2010, the Company was able to move those charged off credits through the collection process and into other real estate and begin to market these properties for sale.  This resulted in an increase in other real estate and resulted in comparable decrease in non-accrual loans.  Nonaccrual loans to total loans decreased by nearly 50 basis points, going from 2.01% in 2010 to 1.52% at June 30, 2011. A declining trend in this area is very positive and the present level of nonaccrual loans to total loans is nearly half of that of our peer group

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments.  The Company does not hold any derivative securities, and does not hold any collateralized mortgage-backed securities other than those issued by U.S. government agencies. Securities available for sale at June 30, 2011 decreased approximately $1.7 million, or 1.8%, from December 31, 2010 totals.  With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the first six months of 2011.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended June 30, 2011, total core deposits increased approximately $528,000, or 0.2%.  The Company’s savings accounts increased $2.8 million, or 5.4%, from December 31, 2010 totals.  The Company’s interest-bearing demand deposits decreased $258,000, or 0.2%, noninterest-bearing demand deposits increased $1.5 million, or 6.5%, while certificates of deposit under $100,000 decreased by $4.6 million, or 4.6%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At June 30, 2011, certificates of deposit greater than $100,000 increased $386,000, or 0.9%, from December 31, 2010 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $744,000 from December 31, 2010 totals.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Net Income

Basic and diluted earnings per share for the six months ended June 30, 2011 totaled $0.30 compared with $0.28 for the six months ended June 30, 2010.  In dollars, the Company’s net income was $1,490,000 for the six months ended June 30, 2011, an increase of $106,000, or 7.7% compared with net income of $1,384,000 for the same period in 2010.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income increased 3.3%, or $250,000, for the six months ended June 30, 2011 compared to the same period in 2010.

Provision for Loan Losses

The provision for loan losses was $1,142,000 for the six months ended June 30, 2011, compared to $730,000 for the same period in 2010.  The increase in loan loss provision for the six-month period ended June 30, 2011, was based upon an increase in the level of loans charged off in the 2011 period and on the effects of the the economic challenges facing the banking industry and within the communities we serve.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the six months ended June 30, 2011 was $1,959,000, an increase of $324,000 or 19.8%, compared to $1,635,000 for the six-month period ended June 30, 2010.  During the six-months ended June 30, 2011, the increase in noninterest income was due to an increase in realized gains on sales of securities of $370,000 and a $100,000 BOLI benefit in excess of policy surrender value. Comparing the same periods, customer service fees on deposits decreased $135,000, due in part to changes in the way our overdraft program is structured as a result of pending regulatory guidance related to customer overdraft fees.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Expense

Noninterest expense was $6.8 million for the six months ended June 30, 2011, a decrease of $75,000, or 1.1%, compared to the six months ended June 30, 2010.  Salaries and employee benefit expense decreased $117,000, or 3.3%, for the period ended June 30, 2011 compared to the same period in 2010.  This decrease was primarily due to the Company’s efforts to gain costs savings due to a reduction in staff related to the efficiencies gained from the 2010 core system implementation.  Professional fees increased $34,000 for the six month ended June 30, 2011, as compared to the same period in 2010 due to additional costs associated with the increased levels of foreclosed assets.  Occupancy and equipment expense increased $37,000, or 4.4% for the six months ended June 30, 2011 as compared to the same period in 2010.  Increased depreciation expense on premises, computer hardware and software and related service maintenance was the primary reason for the increase.  Deposit insurance premiums decreased $33,000 for the six months ended June 30, 2011, as compared to the same period in 2010.  The Company also recorded a $49,000 impairment on the value of certain repossessed properties.

Federal Income Taxes

The provision for federal income taxes was $334,000 for the six months ended June 30, 2011, an increase of $131,000 compared to the same period in 2010.  The increase in tax expense was due primarily to a $237,000 increase in pretax income and a decline in the amount of non-taxable income year-to-year.  The effective tax rate was 18.3% and 12.8% for the six months ended June 30, 2011 and 2010, respectively.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Net Income

 Basic and diluted earnings per share for the three months ended June 30, 2011 totaled $0.15 compared with $0.14 for the three months ended June 30, 2010.  In dollars, the Company’s net income was $752,000 for the three months ended June 30, 2011, an increase of $51,000, or 7.3% compared with net income of $701,000 for the same period in 2010.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income increased 5.1%, or $194,000, for the three months ended June 30, 2011 compared to the same period in 2010.

Provision for Loan Losses

The provision for loan losses was $494,000 for the three months ended June 30, 2011, compared to $370,000 for the same period in 2010.  The increase in loan loss provision for the three-month period ended June 30, 2011, was based primarily upon the economic challenges facing the banking industry.

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

Noninterest income for the three months ended June 30, 2011 was $895,000, an increase of $36,000, or 4.2%, compared to $859,000 for the three-month period ended June 30, 2010.  During the three-months ended June 30, 2011, the Company received $100,000 of a BOLI benefit in excess of surrender value. Comparing the same periods, customer service fees on deposits decreased $46,000, due in part to changes in the way our overdraft program is structured as a result of pending regulatory guidance related to customer overdraft fees.

Noninterest Expense

Noninterest expense was $3,473,000 for the three months ended June 30, 2011, an increase of $2,000, compared to the three months ended June 30, 2010.  Salaries and employee benefit expense decreased $115,000, or 6.3%, for the three month period ended June 30, 2011, compared to the same period in 2010.  This decrease was primarily due to the Company’s efforts to gain costs savings due to a reduction in staff related to the efficiencies gained from the 2010 core system implementation. Professional fees increased $36,000 for the three month ended June 30, 2011, as compared to the same period in 2010 due to additional costs associated with the increased levels of foreclosed assets and increased costs related to implementation of new regulatory compliance matters. Occupancy and equipment expense increased $12,000 for the three months ended June 30, 2011 over the same period in 2010.  Increased depreciation expense on premises, computer hardware and software and related service maintenance was the primary reason for the increase.  Deposit insurance premiums decreased $25,000 for the three months ended June 30, 2011, as compared to the same period in 2010.  The Company also recorded a $49,000 impairment on the value of certain repossessed properties.

Federal Income Taxes

The provision for federal income taxes was $168,000 for the three months ended June 30, 2011, an increase of $53,000 compared to the same period in 2010.  The increase in tax expense was due primarily to a $104,000 increase in pretax income.  The effective tax rate was 18.3% and 14.1% for the three months ended June 30, 2011 and 2010, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity totaled $36.4 million at June 30, 2011 compared to $35.6 million at December 31, 2010, a $773,000 increase.  Total stockholders’ equity in relation to total assets was 8.7% at June 30, 2011 and 8.4% at December 31, 2010.  In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares.  This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company.  The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.  Although this preferred stock is a financial tool, it has not been utilized to date.

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

The following table illustrates the Company’s “well-capitalized” classification at June 30, 2011.

June 30,
2011
(Dollars in thousands)

Tier 1 capital	$39,446
Total risk-based capital	42,233
Risk-weighted assets	297,710
Average total assets	430,399

Total risk-based capital ratio	14.19%
Tier 1 risk-based capital ratio	13.25%
Tier 1 capital to average assets	9.16%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2010, filed on March 25, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
4/1/2011 to	––	––	––	––
4/30/2011
Month #2
5/1/2011 to	––	––	––	––
5/31/2011
Month #3
6/1/2011 to	––	––	––	––
6/30/2011

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan.  Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers.  Under the Plan, directors may defer up to 100% of their fee and other eligible participants may defer up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account.  Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors.  Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock.  All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments.  No underwriting fees, discounts, or commissions are paid in connection with the Plan.  The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. There were no purchases under the plan for quarter ended June 30, 2011.

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
Part II – Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date:	August 12, 2011	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date:	August 12, 2011	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

United Bancorp, Inc.
Part II – Other Information

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