Form 10-Q
period 2011-09-30
UNITED BANCORP INC /OH/
filed 2011-11-10
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:      0-16540

UNITED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

201 South Fourth Street, Martins Ferry, Ohio  43935-0010

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

Yes ☐                      No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date:  As of November 9, 2011, 5,361,154 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1.  Financial Statements

United Bancorp, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Cash and due from banks	$4,878	$5,006
Interest-bearing demand deposits	14,206	5,929
Cash and cash equivalents	19,084	10,935

Certificates of deposit in other financial institutions	––	2,564
Available-for-sale securities	82,363	96,155
Held-to-maturity securities	4,555	6,331
Loans, net of allowance for loan losses of $3,061 and $2,740 at September 30, 2011 and December 31, 2010, respectively	275,856	276,037
Premises and equipment	9,938	9,278
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	2,214	1,912
Intangible assets	453	543
Accrued interest receivable	1,403	1,441
Deferred income taxes	589	801
Bank-owned life insurance	10,583	10,401
Other assets	2,241	2,227

Total assets	$414,089	$423,435

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$134,617	$131,600
Savings	55,567	52,463
Time	133,495	141,383
Total deposits	323,679	325,446

Short-term borrowings	13,358	11,843
Federal Home Loan Bank advances	33,631	43,450
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	2,778	3,115

Total liabilities	377,446	387,854

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,370,304 shares	5,370	5,370
Additional paid-in capital	18,019	20,133
Retained earnings	17,599	15,308
Stock held by deferred compensation plan; 2011 – 193,967 shares, 2010 – 176,392 shares	(1,804)	(1,657)
Unearned ESOP compensation	(2,130)	(2,311)
Accumulated other comprehensive loss	(300)	(707)
Treasury stock, at cost 2011 – 9,150 shares, 2010 – 45,717 shares	(111)	(555)

Total stockholders’ equity	36,643	35,581

Total liabilities and stockholders’ equity	$414,089	$423,435

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Unaudited)
Interest and dividend income
Loans, including fees	$4,415	$4,493	$13,194	$13,022
Taxable securities	356	443	1,113	1,906
Non-taxable securities	247	367	831	1,166
Federal funds sold	4	24	15	57
Dividends on Federal Home Loan Bank stock and other	49	76	168	295

Total interest and dividend income	5,071	5,403	15,321	16,446

Interest expense
Deposits
Demand	27	34	92	130
Savings	15	15	49	65
Time	698	1,018	2,143	3,324
Borrowings	401	515	1,333	1,582

Total interest expense	1,141	1,582	3,617	5,101

Net interest income	3,930	3,821	11,704	11,345

Provision for loan losses	401	321	1,543	1,051

Net interest income after provision for loan losses	3,529	3,500	10,161	10,294

Noninterest income
Service charges on deposit accounts	559	568	1,582	1,726
Realized gains on sales of securities	––	47	370	47
Realized gains on sales of loans	33	48	76	92
Realized (losses) gains on sales of other real estate and repossessed assets	(5)	37	(10)	36
BOLI benefit in excess of surrender value	––	––	100	––
Other income	245	196	673	630

Total noninterest income	832	896	2,791	2,531

Noninterest expense
Salaries and employee benefits	1,632	1,747	5,103	5,269
Occupancy and equipment	458	433	1,341	1,280
Professional services	262	174	690	568
Insurance	73	97	200	292
FDIC insurance	33	137	240	377
Franchise and other taxes	129	126	373	384
Advertising	61	93	184	240
Stationery and office supplies	75	57	175	196
Amortization of intangibles	29	30	89	84
Core processing conversion expenses	––	184	––	184
Provision for losses on foreclosed real estate	––	70	49	70
Other expenses	548	539	1,623	1,585

Total noninterest expense	3,300	3,687	10,067	10,529

Income before federal income taxes	1,061	709	2,885	2,296

Federal income taxes	260	(1)	594	202

Net income	$801	$710	$2,291	$2,094

EARNINGS PER COMMON SHARE
Basic	$0.16	$0.15	$0.47	$0.43

Diluted	$0.16	$0.15	$0.46	$0.43

DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.42	$0.42

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)

Net income	$801	$710	$2,291	$2,094

Other comprehensive income, net of tax:

Unrealized holding gains on securities during the period, net of taxes of $45, $58, $335 and $432 for each respective period	87	113	651	838

Reclassification adjustment for realized gains included in income, net of taxes of $0, $16, $126 and $16 for each respective period	––	(31)	(244)	(31)

Comprehensive income	$888	$792	$2,698	$2,901

Accumulated other comprehensive (loss) income	$(300)	$300	$(300)	$300

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(In thousands)

	2011	2010
	(Unaudited)
Operating Activities
Net income	$2,291	$2,094
Items not requiring (providing) cash
Depreciation and amortization	725	574
Amortization of intangible assets	89	84
Expense related to share based compensation plans	160	164
Provision for loan losses	1,543	1,051
Provision for losses on foreclosed real estate	49	70
Increase in value of bank-owned life insurance	(182)	(291)
Realized gains on sales of securities	(370)	(47)
Amortization of premiums (discounts) on securities, net	(71)	84
Originations of loans held for sale	(4,805)	(5,727)
Proceeds from sale of loans held for sale	4,881	5,819
Realized gains on sales of loans	(76)	(92)
Amortization of ESOP	132	151
Realized losses (gains) on sales of other real estate and repossessed assets	10	(36)
Amortization of mortgage servicing rights	23	28
Net change in accrued interest receivable and other assets	(68)	(1,002)
Net change in accrued expenses and other liabilities	(336)	255

Net cash provided by operating activities	3,995	3,179

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	70,587	58,883
Purchases	(64,644)	(44,197)
Securities held to maturity:
Maturities, prepayments and calls	1,495	5,929
Proceeds from sale of held-to-maturity securities	302	––
Proceeds from sale of available-for-sale securities	8,886	––
Net change in loans	(1,832)	(21,356)
Net change in certificates of deposit in other financial institutions	2,564	13,484
Purchases of premises and equipment	(1,421)	(152)
Proceeds from disposal of premises and equipment	35	––
Proceeds from sale of other real estate and repossessed assets	183	580

Net cash provided by investing activities	16,155	13,171

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2011 and 2010
(In thousands)

	2011	2010
	(Unaudited)
Financing Activities
Net change in deposits	$(1,767)	$(4,114)
Net change in borrowings	(8,304)	(747)
Shares purchased for deferred compensation plan	72	108
Proceeds from purchase of shares by dividend reinvestment plan	236	317
Cash dividends paid on common stock	(2,238)	(2,217)

Net cash used in financing activities	(12,001)	(6,653)

Increase in Cash and Cash Equivalents	8,149	9,697

Cash and Cash Equivalents, Beginning of Period	10,935	31,271

Cash and Cash Equivalents, End of Period	$19,084	$40,968

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$3,722	$5,169

Federal income taxes paid	$765	$520

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$545	$977

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2011, and its results of operations and cash flows for the interim periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2010 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

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
For the Three and Nine Months Ended September 30, 2011 and 2010

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
For the Three and Nine Months Ended September 30, 2011 and 2010

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released and non-vested restricted stock.  At September 30, 2011 and 2010, the ESOP held 218,627 and 242,266 unallocated shares, respectively, which were not included in weighted-average common shares outstanding.  In addition, at September 30, 2011 and 2010, the Company has 170,000 and 180,000 shares, respectively of non-vested restricted stock, which were not included in weighted-average common shares outstanding.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Basic
Net income	$801	$710	$2,291	$2,094
Dividends on non-vested restricted stock	(24)	(25)	(71)	(75)
Net earnings allocated to stockholders	$777	$685	$2,220	$2,019
Weighted average common shares outstanding	4,775,728	4,705,278	4,760,297	4,681,892
Basic earnings per common share	$0.16	$0.15	$0.47	$0.43

Diluted
Net earnings allocated to stockholders	$777	$685	$2,220	$2,019
Weighted average common shares outstanding for basic earnings per common share	4,775,728	4,705,278	4,760,297	4,681,892
Add: Dilutive effects of assumed exercise of stock options and restricted stock	46,432	15,905	40,253	20,907
Average shares and dilutive potential common shares	4,822,160	4,721,183	4,800,550	4,702,799

Diluted earnings per common share	$0.16	$0.15	$0.46	$0.43
Number of stock options not considered in computing diluted earnings per share due to antidilutive nature	53,714	53,714	53,714	53,714

Options to purchase 53,714 shares of common stock, at a weighted-average exercise price of $10.34 per share, were outstanding at both September 30, 2011 and 2010,  but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

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

FASB ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, issued in April 2011, amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a troubled debt restructuring.  The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. Early adoption is permitted. The Company adopted FASB ASU 2011-02 as required, without a material effect on the Company’s financial condition or results of operations.

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
For the Three and Nine Months Ended September 30, 2011 and 2010

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

FASB ASU 2011-08, Intangibles (Topic 350), Testing Goodwill for Impairment, issued in September 2011, is designed to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test in Topic 350.  The amendments are effective during interim and annual periods beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Management does not expect adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2011
U.S. government agencies	$62,374	$117	$(2)	$62,489
State and political subdivisions	19,239	630	(9)	19,860
Equity securities	4	10	––	14

	$81,617	$757	$(11)	$82,363

Available-for-sale Securities:
December 31, 2010:
U.S. government agencies	$61,908	$53	$(728)	$61,233
State and political subdivisions	25,008	315	(28)	25,295
Government sponsored entities mortgage-backed securities	9,105	509	––	9,614
Equity securities	4	9	––	13

	$96,025	$886	$(756)	$96,155

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2011:
State and political subdivisions	$4,555	$175	$––	$4,730

December 31, 2010:
State and political subdivisions	$6,331	$179	$––	$6,510

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$201	$205	$110	$111
One to five years	3,535	3,623	2,188	2,278
Five to ten years	35,980	36,391	2,257	2,341
After ten years	41,897	42,130	––	––
	81,613	82,349	4,555	4,730

Equity securities	4	14	––	––

Totals	$81,617	$82,363	$4,555	$4,730

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $63.0 million and $66.4 million at September 30, 2011 and December 31, 2010, respectively.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  Information with respect to sales of securities and resulting gross realized gains and losses was as follows:

	Nine months ended September 30,
	2011	2010
	(In thousands)

Proceeds from sale	$9,188	$4,460
Gross gains	370	104
Gross losses	––	(57)

During the nine months ended September 30, 2011, the Company sold one security with an amortized cost of $295,000 resulting in a realized gain of approximately $7,000 and is included in the table above under gross gains.  This security was classified on the books as “held to maturity” and was sold due to a credit quality down grade of the municipality issuer.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at September 30, 2011 and December 31, 2010, was $3.3 million and $35.7 million, which represented approximately 4% and 35%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

September 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$2,997	$(2)	$––	$––	$2,997	$(2)
State and political subdivisions	331	(9)	––	––	331	(9)

Total temporarily impaired securities	$3,328	$(11)	$––	$––	$3,328	$(11)

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$33,215	$(728)	$––	$––	$33,215	$(728)

State and political subdivisions	2,484	(28)	––	––	2,484	(28)

Total temporarily impaired securities	$35,699	$(756)	$––	$––	$35,699	$(756)

The unrealized losses on the Company’s investments in U.S. Government agency and municipal securities were caused primarily by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011 and December 31, 2010.

Note 2:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2011	2010
	(In thousands)

Commercial loans	$34,190	$32,153
Commercial real estate	141,362	136,369
Residential real estate	61,730	63,378
Installment loans	41,635	46,877

Total gross loans	278,917	278,777

Less allowance for loan losses	(3,061)	(2,740)

Total loans	$275,856	$276,037

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

The activity in the allowance for loan losses was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Beginning balance	$2,783	$2,729	$2,740	$2,390
Provision for loan losses	401	321	1,543	1,051
Loans charged-off	(174)	(345)	(1,456)	(924)
Recoveries of previous charge-offs	51	50	234	238
Ending balance	$3,061	$2,755	$3,061	$2,755

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the three and nine month periods ended September 30, 2011

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:

Balance, June 1, 2011	$159	$1,967	$227	$77	$353	$2,783
Provision charged to expense	264	(136)	65	32	176	401
Losses charged off	(1)	(23)	(96)	(54)	––	(174)
Recoveries	17	7	22	5	––	51

Balance, September 30, 2011	$439	$1,815	$218	$60	$529	$3,061

Balance, January 1, 2011	$561	$1,566	$229	$140	$244	$2,740
Provision charged to expense	300	676	200	82	285	1,543
Losses charged off	(444)	(450)	(393)	(169)	––	(1,456)
Recoveries	22	23	182	7	––	234

Balance, September 30, 2011	$439	$1,815	$218	$60	$529	$3,061
Ending balance: individually evaluated for impairment	$69	$1,718	$23	$––	$––	$1,810
Ending balance: collectively evaluated for impairment	$370	$97	$195	$60	$529	$1,251

Loans:
Ending balance: individually evaluated for impairment	$328	$4,598	$61	$14	$––	$5,001
Ending balance: collectively evaluated for impairment	$33,862	$136,764	$41,574	$61,716	$––	$273,916

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

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
For the Three and Nine Months Ended September 30, 2011 and 2010

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

The Company assigns a doubtful rating to loans that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans.

	September 30, 2011
	Commercial	Commercial Real Estate	Residential	Installment
	(In thousands)
Loan Class
Pass Grade	$30,029	$127,022	$61,664	$41,443
Special Mention	3,834	4,467	5	178
Substandard	126	6,483	––	––
Doubtful	201	3,390	61	14

	$34,190	$141,362	$61,730	$41,635

	December 31, 2010
	Commercial	Commercial Real Estate	Residential	Installment
	(In thousands)
Loan Class
Pass Grade	$28,416	$122,795	$62,517	$46,877
Special Mention	134	1,141	623	––
Substandard	3,603	12,198	238	––
Doubtful	––	235	––	––

	$32,153	$136,369	$63,378	$46,877

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

Loan Portfolio Aging Analysis
As of September 30, 2011

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$316	$6	$––	$455	$777	$33,413	$34,190
Commercial real estate	1,106	108	––	2,364	3,578	137,784	141,362
Installment	379	56	––	163	598	41,037	41,635
Residential	1,546	505	––	1,280	3,331	58,399	61,730

Total	$3,347	$675	$––	$4,262	$8,284	$270,633	$278,917

Loan Portfolio Aging Analysis
As of December 31, 2010

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$265	$201	$25	$300	$791	$31,362	$32,153
Commercial real estate	567	525	––	3,163	4,255	132,114	136,369
Installment	421	159	––	240	820	46,057	46,877
Residential	529	279	––	823	1,631	61,747	63,378

Total	$1,782	$1,164	$25	$4,526	$7,497	$271,280	$278,777

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

Impaired Loans

	September 30, 2011			Three months ended September 30, 2011		Nine months ended September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$207	$207	$––	$404	$––	$427	$2
Commercial real estate	1,253	1,253	––	1,211	13	1,212	38
Residential	14	14	––	41	––	41	––
Installment	––	––	––	––	––	––	––
	1,474	1,474	––	1,656	13	1,680	40
Loans with a specific valuation allowance:
Commercial	121	121	69	361	3	316	9
Commercial real estate	3,345	3,345	1,718	4,240	9	4,017	65
Residential	––	––	––	111	––	74	––
Installment	61	61	23	10	2	31	2
	3,527	3,527	1,810	4,722	14	4,438	76

Total:
Commercial	$328	$328	$69	$765	$3	$743	$11
Commercial real estate	$4,598	$4,598	$1,718	$5,451	$22	$5,229	$103
Residential	$14	$14	$––	$152	$––	$115	$––
Installment	$61	$61	$23	$10	$2	$31	$2

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

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

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 (the ASU), the Company reassessed all loan restructurings occurring on or after the January 1, 2011 for identification of Troubled Debt Restructurings (TDR’s).  The Company identified as TDR’s certain receivables for which the allowance had previously been measured under a general allowance for credit losses methodology.  Upon identification of those receivables as TDR’s, the Company identified them as impaired under the guidance in Accounting Standards Codification (ASC) 310-10-35. The ASU requires prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired.  At the end of the first interim period of adoption, September 30, 2011, the Company did not have any  investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35. The Company did identify $200,000 in loans that qualify as TDR’s under ASU 2011-02; however, the Company had reported these loans as impaired and no additional allowance for credit losses was deemed necessary.

At September 30, 2011, the Company did not have any TDR’s that have occurred in the past 12 months that were in payment default.  In addition, the Company did not have any loans that were identified as TDRs during the three months ended September 30, 2011.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

During the three and nine month periods ended September 30, 2011, for the TDRs noted in the table below, the Company extended the maturity dates and granted interest rate concessions as part of those loan restructurings.  The loans included in the table are considered impaired and specific loss calculations are performed on the individual loans.

	Nine Months ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	6	$108	$107
Commercial real estate	6	536	536
Residential	––	––	––
Installment	––	––	––

Note 3:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$76	$67	$228	$201
Interest cost	43	45	129	135
Expected return on assets	(60)	(58)	(180)	(174)
Amortization of prior service cost and net loss	20	21	60	63

Pension expense	$79	$75	$237	$225

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

Note 4:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)

Commitments to extend credit	$14,354	$12,858
Commitment to originate loans	12,484	9,200
Overdraft program and ready reserve lines	29,704	29,189
Standby letters of credit	962	897

Note 5:	Fair Value Measurements

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
For the Three and Nine Months Ended September 30, 2011 and 2010

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2011
U.S. government agencies	$62,489	$––	$62,489	$––
State and political subdivisions	19,860	––	19,860	––

Equity securities	14	14	—	––

December 31, 2010
U.S. government agencies	$61,233	$––	$61,233	$––
State and political subdivisions	25,295	––	25,295	––
Government sponsored entities mortgage-backed securities	9,614	––	9,614	––
Equity securities	13	13	––	––

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2011
Impaired loans	$1,560	$––	$––	$1,560
Foreclosed assets held for sale	415	––	––	415

December 31, 2010
Impaired loans	$3,595	$––	$––	$3,595
Mortgage servicing rights	215	––	––	215
Foreclosed assets held for sale	238	––	––	238

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$19,084	$19,084	$10,935	$10,935
Certificates of deposit in other financial institutions	––	––	2,564	2,564
Available-for-sale securities	82,363	82,363	96,155	96,155
Held-to-maturity securities	4,555	4,730	6,331	6,510
Loans, net of allowance for loan losses	275,856	277,445	276,037	276,699
Federal Home Loan Bank stock	4,810	4,810	4,810	4,810
Accrued interest receivable	1,403	1,403	1,441	1,441

Financial liabilities
Deposits	323,679	308,996	325,446	308,387
Short-term borrowings	13,358	13,358	11,843	11,829
Federal Home Loan Bank advances	33,631	35,926	43,450	45,316
Subordinated debentures	4,000	3,613	4,000	3,412
Interest payable	232	232	337	337

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at September 30, 2011 and December 31, 2010.

United Bancorp, Inc.
ITEM 2.                               Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2011, as compared to December 31, 2010, and the results of operations for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s earnings for the nine months ended September 30, 2011 generated an annualized 0.72% return on average assets (“ROA”) and an 8.39% return on average equity (“ROE”), compared to 0.69% ROA and 8.47% ROE for the nine months ended September 30, 2010.  Comparing the nine months ended September 30, 2011 to 2010, the Company’s net interest margin was 4.25% compared to 3.94%, an increase of 31 basis points. This increase in the margin resulted in a $359,000 increase in net interest income for the nine months ended September 30, 2011 as compared to the same period in 2010. Comparing the same periods, customer service fees on deposits decreased $144,000.  As the Company continues to implement government imposed regulations from the Dodd-Frank Act regarding its courtesy overdraft program, we will continue to experience regulatory requirements that may result in a decrease in customer service fees. In anticipation of these challenges and their potential impact on non-interest income, a variety of cost savings initiatives have been implemented in 2011 to reduce the non-interest expense of the Company.  Year-to-date, these cost savings initiatives have lowered non-interest expense by $189,000 which will be recurring and increasing to offset some of the anticipated decline in non-interest income.  The Company recognized a gain on sale of securities of $370,000 for the nine months ended September 30, 2011 and the Company received $100,000 of a BOLI benefit in excess of surrender value.  The securities gain was the result of the Company selling its government sponsored mortgage-backed securities portfolio to take advantage of the favorable rate environment on these short term investments and provide liquidity to restructure the Company’s balance sheet to shift towards higher yielding loan relationships.   On the expense side, the Company’s 2011 earnings were affected by a period over period increase of $492,000 in our provision for loan losses. The increase in the provision for loan losses was predicated primarily upon the economic challenges facing the banking industry.  While net loans charged off did increase for the nine months ended September 30, 2011 as compared to the same period in 2010, the Company was able to move those charged off credits through the collection process and into foreclosed assets held for sale and begin to market these properties for sale.  This resulted in a comparable decrease in non-accrual loans.  Nonaccrual loans to total loans decreased by nearly 22 basis points, going from 1.75% in 2010 to 1.53% at September 30, 2011.  A declining trend in this area is very positive and the present level of nonaccrual loans to total loans is nearly half of that of our peer group

Forward-Looking Statements

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve.  At September 30, 2011, gross loans were $278.9 million, compared to $278.8 million at December 31, 2010.  The overall increase in the loan portfolio was comprised of a $5.2 million decrease in installment loans and a $1.6 million decrease in residential lending, which was partially  offset by a $6.9 million increase in commercial and commercial real estate loans.

Commercial and commercial real estate loans comprised 62.9% of total loans at September 30, 2011, compared to 60.5% at December 31, 2010.  Commercial and commercial real estate loans have increased $6.9 million, or 4.1% since December 31, 2010.  This segment of the loan portfolio includes originated loans in the Company’s  market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Installment loans represented 14.9% of total loans at September 30, 2011, and 16.8% at December 31, 2010.  This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields.  Installment loans have decreased $5.2 million, or 14.5%, since December 31, 2010.  The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations.  Indirect installment loans are approximately 74.7% and 70.5% of the installment loan portfolio as of September 30, 2011 and December 31, 2010, respectively.

Residential real estate loans were 22.2% of total loans at September 30, 2011 and 22.7% at December 31, 2010, representing a decrease of $1.6 million since December 31, 2010.  Residential real estate lending for the nine months ended September 30, 2011 has been slow with respect to the Company’s adjustable-rate mortgage products.  As of September 30, 2011, the Bank has approximately $21.9 million in fixed-rate loans that have been sold in the secondary market as compared to $24.6 million at December 31, 2010.  The level of fixed rate mortgages serviced by the Company will continue to decline as the Company does not retain servicing rights for these types of products for loans originated since the beginning of 2010.  The Company will continue to service loans originated prior to 2010 for a fee that is typically 25 basis points.  At September 30, 2011, the Company did not hold any loans for sale.

The allowance for loan losses totaled $3.1 million at September 30, 2011, which represented 1.10% of total loans, and $2.7 million at December 31, 2010, or 0.98% of total loans.  The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the nine months ended September 30, 2011 were approximately $1.2 million, or 44.6%, of the beginning balance in the allowance for loan losses. While net loans charged off did increase for the nine months ended September 30, 2011 as compared to the same period in 2010, the Company was able to move those charged off credits through the collection process and into other real estate and begin to market these properties for sale.  This resulted in an increase in other real estate and resulted in comparable decrease in non-accrual loans.  Nonaccrual loans to total loans decreased by nearly 22 basis points, going from 1.75% in 2010 to 1.53% at September 30, 2011. A declining trend in this area is very positive and the present level of nonaccrual loans to total loans is nearly half of that of our peer group.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments.  The Company does not hold any derivative securities, and does not hold any collateralized mortgage-backed securities.  Securities available for sale at September 30, 2011 decreased approximately $13.8 million, or 14.3%, from December 31, 2010 totals.  With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the first nine months of 2011.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended September 30, 2011, total core deposits decreased approximately $1.6 million, or less than 1.0%.  The Company’s savings accounts increased $3.1 million, or 5.9%, from December 31, 2010 totals.  The Company’s interest-bearing demand deposits decreased $258,000, or less than 1.0%, noninterest-bearing demand deposits increased $2.8 million, or 11.8%, while certificates of deposit under $100,000 decreased by $7.8 million, or 7.7%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At September 30, 2011, certificates of deposit greater than $100,000 decreased $159,000, or less than 1.0%, from December 31, 2010 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $1.5 million from December 31, 2010 totals.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Net Income

Diluted earnings per share for the nine months ended September 30, 2011 totaled $0.46 compared with $0.43 for the nine months ended September 30, 2010 an increase of 7.0%.  In dollars, the Company’s net income was $2,291,000 for the nine months ended September 30, 2011, an increase of $197,000, or 9.4% compared with net income of $2,094,000 for the same period in 2010.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income increased 3.2%, or $359,000, for the nine months ended September 30, 2011 compared to the same period in 2010.

Provision for Loan Losses

The provision for loan losses was $1.5 million for the nine months ended September 30, 2011, compared to $1.1 million for the same period in 2010.  The increase in loan loss provision for the nine-month period ended September 30, 2011, was based upon an increase in the level of loans charged off in the 2011 period and on the effects of the economic challenges facing the banking industry and within the communities we serve.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the nine months ended September 30, 2011 was $2,791,000, an increase of $260,000 or 10.3%, compared to $2,531,000 for the nine-month period ended September 30, 2010.  During the nine months ended September 30, 2011, the increase in noninterest income was due to an increase in realized gains on sales of securities of $323,000 and a $100,000 BOLI benefit in excess of policy surrender value.  Comparing the same periods, customer service fees on deposits decreased $144,000, due in part to changes in the way our overdraft program is structured as a result of regulatory guidance related to customer overdraft fees.

Noninterest Expense

Noninterest expense was $10.1 million for the nine months ended September 30, 2011, a decrease of $462,000, or 4.4% compared to the nine months ended September 30, 2010.  Salaries and employee benefit expense decreased $166,000, or 3.2%, for the period ended September 30, 2011 compared to the same period in 2010.  This decrease was primarily due to the Company’s efforts to gain costs savings due to a reduction in staff related to the efficiencies gained from the 2010 core system implementation.  Professional fees increased $122,000, or 21.5%, for the nine months ended September 30, 2011, as compared to the same period in 2010 due to additional costs associated with the increased levels of foreclosed assets.  Occupancy and equipment expense increased $61,000, or 4.8% for the nine months ended September 30, 2011 as compared to the same period in 2010.  Increased depreciation expense on premises, computer hardware and software and related service maintenance was the primary reason for the increase.  Deposit insurance premiums decreased $137,000, or 36.3% for the nine months ended September 30, 2011, as compared to the same period in 2010, due primarily to a decrease in insurance rates.  The Company also recorded a $49,000 impairment on the value of certain repossessed properties.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $594,000 for the nine months ended September 30, 2011, an increase of $392,000 compared to the same period in 2010.  The increase in tax expense was due primarily to a $589,000 increase in pretax income and a decline in the amount of non-taxable income year-to-year.  In addition, during the third quarter of 2010, the Company recognized a tax benefit resulting from the resolution of a tax contingency, which reduced federal income taxes by approximately $120,000.  The effective tax rate was 20.6% and 8.8% for the nine months ended September 30, 2011 and 2010, respectively.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Net Income

Diluted earnings per share for the three months ended September 30, 2011 totaled $0.16 compared with $0.15 for the three months ended September 30, 2010.  In dollars, the Company’s net income was $801,000 for the three months ended September 30, 2011, an increase of $91,000, or 12.8% compared with net income of $710,000 for the same period in 2010.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income increased 2.9%, or $109,000, for the three months ended September 30, 2011 compared to the same period in 2010.

Provision for Loan Losses

The provision for loan losses was $401,000 for the three months ended September 30, 2011, compared to $321,000 for the same period in 2010.  The increase in loan loss provision for the three-month period ended September 30, 2011, was based primarily upon the economic challenges facing the banking industry.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2011 was $832,000, a decrease of $64,000, or 7.1%, compared to $896,000 for the three-month period ended September 30, 2010.  Comparing the same periods, customer service fees on deposits decreased $9,000 due in part to changes in the way our overdraft program is structured as a result of pending regulatory guidance related to customer overdraft fees.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Expense

Noninterest expense was $3,300,000 for the three months ended September 30, 2011, a decrease of $387,000 or 10.5%, compared to the three months ended September 30, 2010.  Salaries and employee benefit expense decreased $115,000, or 6.6%, for the three month period ended September 30, 2011, compared to the same period in 2010.  This decrease was primarily due to the Company’s efforts to gain costs savings due to a reduction in staff related to the efficiencies gained from the 2010 core system implementation.  Professional fees increased $88,000, or 50.6%, for the three month ended September 30, 2011, as compared to the same period in 2010 due to additional costs associated with the increased levels of foreclosed assets and increased costs related to implementation of new regulatory compliance matters. Occupancy and equipment expense increased $25,000 for the three months ended September 30, 2011 over the same period in 2010.  Increased depreciation expense on premises, computer hardware and software and related service maintenance was the primary reason for the increase.  Deposit insurance premiums decreased $104,000, or 75.9% for the three months ended September 30, 2011, as compared to the same period in 2010, due primarily to a decrease in insurance rates.

Federal Income Taxes

The provision for federal income taxes was $260,000 for the three months ended September 30, 2011, an increase of $261,000 compared to the same period in 2010.  The increase in tax expense was due primarily to a $352,000 increase in pretax income.  In addition, during the third quarter of 2010, the Company recognized a tax benefit resulting from the resolution of a tax contingency, which reduced federal income taxes by approximately $120,000.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity totaled $36.6 million at September 30, 2011 compared to $35.6 million at December 31, 2010, a $1,062,000 increase.  Total stockholders’ equity in relation to total assets was 8.85% at September 30, 2011 and 8.40% at December 31, 2010.

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

The following table illustrates the Company’s “well-capitalized” classification at September 30, 2011.

September 30,
2011
(Dollars in thousands)

Tier 1 capital	$39,677
Total risk-based capital	42,743
Risk-weighted assets	298,131
Average total assets	426,492

Total risk-based capital ratio	14.34%
Tier 1 risk-based capital ratio	13.31%
Tier 1 capital to average assets	9.30%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2010, filed on March 25, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 7/1/2011 to 7/31/2011	––	––	––	––
Month #2 8/1/2011 to 8/31/2011	––	––	––	––
Month #3 9/1/2011 to 9/30/2011	5,318	$8.54	––	––

SALES OF UNREGISTERED SECURITIES

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

All shares credited to participant accounts under the Plan are purchased by the Company in open market transactions.  During the quarter ended September 30, 2011, the Company credited 5,318 shares to participant accounts for the aggregate cash consideration of $45,415.72, or $8.54 per share.

United Bancorp, Inc.
Part II – Other Information

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	(Removed and Reserved)

Not applicable.

ITEM 5.	Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

United Bancorp, Inc.
Part II – Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date:	November 10, 2011	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date:	November 10, 2011	By:	/s/Randall M. Greenwood
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