Form 10-K
period 2011-12-31
UNITED BANCORP INC /OH/
filed 2012-03-23
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒.

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

Yes ☒ No ☐.

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

Yes ☐ No ☒

As of June 30, 2011 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $37,814,722 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,351,154 common shares outstanding as of March 6, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 18, 2012 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2011 are incorporated by reference into Parts I and II.

PART I

Item 1 Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. At December 31, 2011 the Company has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS, or the Bank). The Bank operates two divisions for marketing purposes, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.

On September 19, 2008, CITIZENS assumed from the Federal Deposit Insurance Corporation (“FDIC”) the deposits of three banking offices of a failed institution in Belmont County, Ohio. Deposits assumed in the transaction totaled approximately $39.3 million. The agreement provided the Bank with the option to purchase the office premises for the three banking locations. Management notified the FDIC that it would acquire two of the former banking locations for approximately $1.2 million which was the appraised fair value of the properties. The Company paid a premium to the FDIC of approximately $450,000 for the approximately $39.3 million in deposits assumed.

CITIZENS serves customers in northeastern, eastern, southeastern and south central Ohio and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and nineteen branches located in the counties mentioned above. CITIZENS under Brokerage United ® also offers full brokerage service through LPL Financial® member NASD/SIPC.

CITIZENS has no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

Competition

The markets in which CITIZENS operates continue to be highly competitive. CITIZENS competes for loans and deposits with other retail commercial banks, savings and loan associations, finance companies, credit unions and other types of financial institutions within the Mid-Ohio valley geographic area along the eastern border of Ohio including Belmont, Harrison and Jefferson counties and extending into the northern panhandle of West Virginia and the Tuscarawas and Carroll County geographic areas of northeastern Ohio. CITIZENS also encounters similar competition for loans and deposits throughout the Athens, Hocking, and Fairfield County geographic areas of central and southeastern Ohio.

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

Regulatory Reform

Overview. Congress, the U.S. Department of the Treasury (“Treasury”), and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. Beginning in late 2008, the U.S. and global financial markets experienced deterioration of the worldwide credit markets, which created significant challenges for financial institutions both in the United States and around the world. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the financial market crisis and continuing economic uncertainty, the United States government, specifically the Treasury, the Federal Reserve Board and the FDIC working in cooperation with foreign governments and other central banks, took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included the Troubled Asset Relief Program (“TARP”).The stated purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury purchased debt or equity securities from participating financial institutions through the Treasury’s Capital Purchase Plan (“CPP”). Participants in the CPP are subject to various restrictions regarding dividends, stock repurchases, corporate governance and executive compensation. The Company elected not to participate in the program and, therefore, is not subject to the restrictions imposed on CPP participants.

EESA also temporarily increased FDIC deposit insurance on most accounts, from $100,000 to $250,000. This increase became permanent at the end of 2010 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). Under the Transaction Account Guarantee Program of the TLGP, the FDIC temporarily provides a 100% guarantee of the deposits in non-interest-bearing transaction deposit accounts in participating financial institutions. The Bank participated in this program. Consequently, all funds held in non-interest-bearing transaction accounts (demand deposit accounts), Interest on Lawyers Trust Accounts (IOLTAs), and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50%) with the Bank were covered under this program. The Dodd-Frank Act extended unlimited FDIC insurance coverage on non-interest bearing transaction accounts through December 31, 2012. Under the Dodd-Frank Act, low-interest NOW accounts are excluded from the definition of non-interest-bearing transaction accounts.

The Dodd-Frank Act is aimed, in part, at accountability and transparency in the financial system and includes numerous provisions that apply to and/or could impact the Corporation and its banking subsidiary. The Dodd-Frank Act implements changes that, among other things, affect the oversight and supervision of financial institutions, provide for a new resolution procedure for large financial companies, create a new agency responsible for implementing and enforcing compliance with consumer financial laws, introduce more stringent regulatory capital requirements, effect significant changes in the regulation of over-the- counter derivatives, reform the regulation of credit rating agencies, implement changes to corporate governance and executive compensation practices, incorporate requirements on proprietary trading and investing in certain funds by financial institutions (known as the "Volcker Rule"), require registration of advisers to certain private funds, and effect significant changes in the securitization market. In order to fully implement many provisions of the Dodd-Frank Act, various government agencies, in particular banking and other financial services agencies are required to promulgate regulations. Set forth below is a discussion of some of the major sections the Dodd-Frank Act and implementing regulations that have or could have a substantial impact on the Corporation and its banking subsidiary. Due to the volume of regulations required by the Dodd-Frank Act, not all proposed or final regulations that may have an impact on the Corporation or its banking subsidiary are necessarily discussed.

Debit Card Interchange Fees. The Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be "reasonable" and proportional to certain costs associated with processing the transactions. The FRB was given authority to, among other things, establish standards for assessing whether interchange fees are reasonable and proportional. In June 2011, the FRB issued a final rule establishing certain standards and prohibitions pursuant to the Dodd-Frank Act, including establishing standards for debit card interchange fees and allowing for an upward adjustment if the issuer develops and implements policies and procedures reasonably designed to prevent fraud. The provisions regarding debit card interchange fees and the fraud adjustment became effective October 1, 2011. The rules impose requirements on the Corporation and its banking subsidiary and may negatively impact our revenues and results of operations.

Consumer Issues. The Dodd-Frank Act creates the new Consumer Financial Protection Bureau (the “CFPB”), which has the authority to implement regulations pursuant to numerous consumer protection laws and has supervisory authority, including the power to conduct examination and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The CFPB also has authority, with respect to consumer financial services to, among other things, restrict unfair, deceptive or abusive acts or practices, enforce laws that prohibit discrimination and unfair treatment and to require certain consumer disclosures.

Corporate Governance. The Dodd-Frank Act clarifies that the SEC may, but is not required to promulgate rules that would require that a company's proxy materials include a nominee for the board of directors submitted by a shareholder. Although the SEC promulgated rules to accomplish this, these rules were invalidated by a federal appeals court decision. The Corporation is presently a “smaller reporting company” as defined by SEC regulations and is therefore exempt presently from these provisions. The SEC has said that it will not challenge the ruling, but has not ruled out the possibility that new rules could be proposed under the authority of Dodd-Frank. The Dodd-Frank Act requires stock exchanges to have rules prohibiting their members from voting securities that they do not beneficially own (unless they have received voting instructions from the beneficial owner) with respect to the election of a member of the board of directors (other than an uncontested election of directors of an investment company registered under the Investment Company Act of 1940), executive compensation or any other significant matter, as determined by the SEC by rule.

Executive Compensation. In addition to the say on pay provisions discussed above, the Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions. In addition, the Dodd-Frank Act requires the SEC to issue rules directing the stock exchanges to prohibit listing classes of equity securities if a company's compensation committee members are not independent. The Dodd-Frank Act also provides that a company's compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company's stock and dividends or distributions.

The Dodd-Frank Act provides that the SEC must issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws and that, in the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-year period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

The Dodd-Frank Act requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

The Corporation is presently a “smaller reporting company” as defined by SEC regulations and is therefore exempt presently from some of the provisions noted above regarding compensation disclosures and required voting regarding say on pay.

Deposit Insurance Assessments. All of the Bank’s deposits are insured under the Federal Deposit Insurance Act by the FDIC to the fullest extent permitted by law. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s average total consolidated assets less average tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than on the amount of an institution’s domestic deposits, which is how the assessment had previously been calculated. This change is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2.00%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on small insured depository institutions, defined as those with consolidated assets of less than $10 billion.

On February 7, 2011, the FDIC approved a final rule implementing the changes in the deposit insurance assessment framework mandated by the Dodd-Frank Act. Because the new assessment base under the Dodd-Frank Act results in a larger amount than the previous assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

The Holding Company Regulation

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

Regulation of the Bank

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

Capital Requirements. The Federal Reserve Board, ODFI and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for CITIZENS and the Company involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against CITIZENS’s and Company’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). CITIZENS anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2011, CITIZENS exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 13.4%, a Tier 1 risk-based capital ratio of 12.4% and a Tier 1 leverage ratio of 9.0%.

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

significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2011, CITIZENS satisfied all requirements for inclusion in the “well capitalized” category.

Dividends. Ohio law prohibits CITIZENS, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. To this effect, the Board of Governors of the Federal Reserve has issued Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases by Bank Holding Companies (the “Policy Statement”). In the Policy Statement, the Federal Reserve stated that it is important for a banking organization’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. As a general matter, the Policy Statement provides that the board of directors of a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if:

(1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

(2) the prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition; or

(3) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. As described above, CITIZENS exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011.

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

Employees

The Company itself, as a holding company, has no compensated employees. CITIZENS has 118 full time employees, with 35 of these serving in a management capacity, and 45 part time employees.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” beginning on page 21 of our 2011 Annual Report, which is incorporated by reference.

II Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2011 and 2010.

	December 31,
	2011	2010
	(In thousands)

Available for sale (at fair value)
U.S. Government agencies	$64,168	$61,233
State and political subdivisions	17,817	25,295
Government sponsored entities mortgage-backed securities	—	9,614
Equity securities	13	13

	$81,998	$96,155

Held to maturity (at cost)
State and political subdivisions	$4,450	$6,331

B	Contractual maturities of securities at year-end 2011 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
	(dollars in thousands)
Available for Sale

US Government agencies
Under 1 Year	$—	$—	0.00%
1 - 5 Years	—	—	0.00%
5 - 10 Years	27,051	27,102	1.25%
Over 10 Years	37,026	37,066	1.44%

Total	64,077	64,168	1.36%

State and political subdivisions
Under 1 Year	201	204	4.42%
1 - 5 Years	2,893	2,975	5.11%
5 - 10 Years	10,420	10,873	5.93%
Over 10 Years	3,659	3,765	5.94%

Total	17,173	17,817	5.77%

Equity securities
Equity securities	4	13	0.00%

Total securities available for sale	$81,254	$81,998	2.29%

Held to Maturity

State and political subdivisions
Under 1 Year	$904	$926	6.30%
1 - 5 Years	1,910	1,999	5.95%
5 - 10 Years	1,636	1,672	6.07%
Over 10 Years	—	—	0.00%

Total securities held to maturity	$4,450	$4,597	2.49%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2011.

III Loan Portfolio

A	Types of Loans

The amounts of gross loans outstanding at December 31, 2011, 2010, 2009, 2008 and 2007 are shown in the following table according to types of loans:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)

Commercial loans	$35,387	$32,153	$20,966	$19,493	$18,701
Commercial real estate loans	148,052	136,369	129,757	120,648	115,744
Residential real estate loans	61,765	63,378	62,128	59,807	58,524
Installment loans	39,243	46,877	44,875	38,270	41,675

Total loans	$284,447	$278,777	$257,726	$238,218	$234,644

Construction loans were not significant at any date indicated above.

B	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2011 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$8,922	$17,292	$9,173	$35,387
Commercial real estate loans	3,836	23,857	120,359	148,052

Total	$12,758	$41,149	$129,532	$183,439

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2011 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$13,571	$21,816	$26,465
Commercial real estate loans	9,646	138,406	144,216

Total	$23,217	$160,222	$170,681

Variable rate loans are those loans with floating or adjustable interest rates.

C	Risk Elements

1. Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2011, 2010, 2009, 2008 and 2007:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)

Nonaccrual basis	$4,855	$4,526	$5,426	$5,398	$1,822
Accruing loans 90 days or greater past due	85	25	971	1,573	2,585
Impaired loans	8,891	7,274	4,728	7,523	3,399
Impaired loan with related allowance for unconfirmed losses	6,554	5,493	3,265	5,571	2,347
Impaired loan without related allowance for unconfirmed losses	2,337	1,781	1,463	1,952	1,052

Additional troubled debt restructuring information incorporated by reference on page 50 of the Notes to Consolidated Financial Statements set forth in our 2011 Annual Report, which is incorporated herein by reference.

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $515,000 and $577,000 for the years ended December 31, 2011 and 2010, respectively.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

2. Potential Problem Loans

The Company had no potential problem loans as of December 31, 2011 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

IV Summary of Loan Loss Experience

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The Company accounts for impaired loans in accordance with ASC 310-10-35-16, “Accounting by Creditors for Impairment of a Loan.” ASC 310-10-35-16 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loan’s observable market price or fair value of the collateral. A loan is defined under ASC 310-10-35-16 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of ASC 310-10-35-16, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogenous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company’s investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the fair value of the collateral.

Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under ASC 310-10-35-16 at that time.

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13,14,15 and 16 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2011 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2011, 2010, 2009, 2008and 2007:

	2011	2010	2009	2008	2007
	(In thousands)
Loans
Gross loans outstanding	$284,447	$278,777	$257,726	$238,218	$234,644
Average loans outstanding	$278,719	$263,480	$243,599	$235,670	$228,673

Allowance for Loan Losses
Balance at beginning of year	$2,740	$2,390	$2,770	$2,447	$2,345
Loan charge-offs:
Commercial	616	256	125	92	206
Commercial real estate	758	775	1,038	94	145
Residential real estate	261	160	295	320	204
Installment	489	579	472	560	583
Total loan charge-offs	2,124	1,770	1,930	1,066	1,138

Loan recoveries
Commercial	25	37	18	12	9
Commercial real estate	54	3	8	—	7
Residential real estate	28	3	56	23	45
Installment	230	261	143	166	186
Total loan recoveries	337	304	225	201	247

Net loan charge-offs	1,787	1,466	1,705	865	891

Provision for loan losses	1,968	1,816	1,325	1,188	993

Balance at end of year	$2,921	$2,740	$2,390	$2,770	$2,447

Ratio of net charge-offs to average loans outstanding for the year	0.64%	0.55%	0.70%	0.37%	0.39%

	2011	2010	2009	2008	2007
	(In thousands)

Net loan charge-offs
Commercial	$591	$219	$107	$80	$197
Commercial real estate	704	772	1,030	94	138
Real estate	233	157	239	297	159
Installment	259	318	329	394	397

Total net loan charge-offs	$1,787	$1,466	$1,705	$865	$891

Commercial Balance	$35,387	$32,153	$20,966	$19,493	$18,701
Commercial Charge-off Percentage	1.670%	0.681%	0.510%	0.410%	1.053%

Commercial Real Estate	$148,052	$136,369	$129,757	$120,648	$115,744
Commercial RE Charge-off Percentage	0.476%	0.566%	0.794%	0.078%	0.119%

Residential Real Estate	$61,765	$63,378	$62,128	$59,807	$58,524
Residential Real Estate Charge-off Percentage	0.377%	0.248%	0.385%	0.497%	0.272%

Installment	$39,243	$46,877	$44,875	$38,270	$41,675
Installment Charge-off Percentage	0.657%	0.678%	0.733%	1.030%	0.953%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2011, 2010, 2009, 2008 and 2007. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2011		2010		2009		2008		2007
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$183	12.44%	$561	11.53%	$263	8.13%	$331	8.18%	$242	7.97%
Commercial real estate	2,321	52.05%	1,566	48.92%	1626	50.35%	2,046	50.65%	1,497	49.33%
Residential real estate	95	21.71%	140	22.73%	100	24.11%	153	25.11%	117	24.94%
Installment	235	13.80%	229	16.82%	251	17.41%	176	16.07%	243	17.76%
General	87	N/A	244	N/A	150	N/A	64	N/A	348	N/A

Total	$2,921	100.00%	$2,740	100.00%	$2,390	100.00%	$2,770	100.00%	$2,447	100.00%

V	Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Management’s Discussion and Analysis and Results of Operations “Average Balances, Net Interest Income and Yields Earned and Rates Paid” set forth in our 2011 Annual Report and incorporated herein by reference.

B	Maturity analysis of time deposits greater than $100,000.

The time to remaining maturity for time deposits in excess of $100,000 are:

2011
(In thousands)

Three months or less	$6,014
Over three through six months	3,501
Over six through twelve months	9,521
Over twelve months	20,462

Total	$39,498

VI	Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2011	2010

Dividend Payout Ratio	88.89%	107.69%
Equity to Assets	8.71%	8.40%

For other ratios refer to the inside front cover of our 2011 Annual Report to Shareholders, incorporated herein by reference.

VII  Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2011	2010
	(Dollars in thousands)

Balance at December 31,	$9,968	$11,321
Weighted average interest rate at December 31	0.18%	0.21%
Average daily balance during the year	$13,020	$12,734
Average interest rate during the year	0.18%	0.21%
Maximum month-end balance during the year	$15,704	$14,931

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

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

James W. Everson	73	Chairman, President and Chief Executive Officer

Scott Everson	44	Executive Vice President and Chief Operating Officer

Randall M. Greenwood	48	Senior Vice President, Chief Financial Officer, Secretary /Treasurer

Matthew F. Branstetter	44	Vice President – Chief Lending Officer

Elmer K. Leeper	45	Vice President – Chief Retail Banking Offier

Michael A. Lloyd	43	Vice President – Chief Information Officer

Each individual has held the position noted during the past five years, except for the following:

Matthew F. Branstetter	44	Vice President Chief Lending Officer

Each of these Executive Officers are serving at-will in their current positions. The Officers have held the positions for the following time periods: James W. Everson, 29 years, Scott A. Everson , 10 years, Michael Lloyd, 9 years, Randall M. Greenwood, 14 years and Elmer K. Leeper, 6 years.

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

Item 4   Mine Safety Disclosures

Not applicable.

PART II

Item 5   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 7, “Shareholder Information” of the 2011 Annual Report To Shareholders and refer to Page 37, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2011 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2011 to 10/31/2011	-	-	-	-
Month #2 11/1/2011 to 11/30/2011	-	-	-	-
Month #3 12/1/2011 to 12/31/2011	-	-	-	-
Total	-	-	-	-

Item 6   Selected Consolidated Financial Data

Refer to inside front cover, “Decade of Progress” of the 2011 Annual Report To Shareholders, which is incorporated herein by reference.

Item 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 12-17 and 20-24, “Management’s Discussion and Analysis” of the 2011 Annual Report To Shareholders.

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

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

Refer to Page 17-19 “Asset/Liability Management and Sensitivity to Market Risks” of the 2011 Annual Report to Shareholders, which is incorporated herein by reference.

Item 8   Financial Statements and Supplementary Data

Refer to the 2011 Annual Report To Shareholders, which is incorporated herein by reference.

Item 9   Changes In and Disagreements With Accountants

Not applicable.

Item 9A  Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenstock Consulting LLC, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2011, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of § 240.13a-15 of this chapter. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	53,714	$10.34	330,000
Equity compensation plans not approved by security holders
Total	53,714	$10.34	330,000

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

PART IV

Item 15 Exhibits and Financial Statement/Schedules

Financial Statements

(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 82 of the United Bancorp, Inc. 2011 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets December 31, 2011 and 2010

Consolidated Statements of Income Years Ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

EXHIBITS

Exhibit Number	Exhibit Description

2	Purchase and Assumption Agreement dated September 18, 2008 (7)

3.1	Amended Articles of Incorporation (1)

3.2	Amended Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.4	Elmer K. Leeper Change in Control Agreement (3)

10.5	Matthew F. Branstetter Change in Control Agreement (3)

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, Jones, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd. (5)

10.10	United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors Deferred Compensation Plan. (5)

10.11	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2011 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.
23

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/James W. Everson	March 23, 2012
James W. Everson, Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/James W. Everson	March 23, 2012
James W. Everson, Chairman, President & CEO

By:	/s/Scott A. Everson	March 23, 2012
Scott A. Everson, Executive Vice President & Chief Operating Officer

By:	/s/Randall M. Greenwood	March 23, 2012
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Terry A. McGhee	March 23, 2012
Terry A. McGhee, Director

By:	/s/John M. Hoopingarner	March 23, 2012
John M. Hoopingarner, Director

By:	/s/Richard L. Riesbeck	March 23, 2012
Richard L. Riesbeck, Director

By:	/s/Samual J. Jones	March 23, 2012
Samual J. Jones , Director

By:	/s/Matthew C. Thomas	March 23, 2012
Matthew C. Thomas, Director

United Bancorp Inc.

Exhibit Index

Exhibit Number	Exhibit Description

2	Purchase and Assumption Agreement dated September 18, 2008 (7)

3.1	Amended Articles of Incorporation (1)

3.2	Amended Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.4	Elmer K. Leeper Change in Control Agreement (3)

10.5	Matthew F. Branstetter Change in Control Agreement (3)

10.5	Not used

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, Jones, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd . (5)

10.10	United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors Deferred Compensation Plan. (5)

10.11	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2011 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

