Form 10-Q
period 2012-03-31
UNITED BANCORP INC /OH/
filed 2012-05-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-16540

UNITED BANCORP, INC.

 (Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐       No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 11, 2012, 5,357,147 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

 Condensed Consolidated Balance Sheets

 (In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Cash and due from banks	$4,712	$4,764
Interest-bearing demand deposits	33,432	10,917
Cash and cash equivalents	38,144	15,681
Available-for-sale securities	80,207	81,998
Held-to-maturity securities	4,191	4,450
Loans, net of allowance for loan losses of $2,908 and $2,921 at March 31, 2012 and December 31, 2011, respectively	276,038	281,526
Premises and equipment	9,840	9,804
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	1,991	2,046
Intangible assets	394	424
Accrued interest receivable	1,256	1,410
Deferred income taxes	994	909
Bank-owned life insurance	10,762	10,672
Other assets	2,081	1,836
Total assets	$430,708	$415,566
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$154,644	$142,021
Savings	64,394	57,907
Time	122,216	128,612
Total deposits	341,254	328,540
Short-term borrowings	13,247	9,968
Federal Home Loan Bank advances	32,844	32,951
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	3,179	3,925
Total liabilities	394,524	379,384
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,360,304 shares	5,360	5,360
Additional paid-in capital	17,478	17,391
Retained earnings	18,411	18,399
Stock held by deferred compensation plan; 2012 – 206,053 shares, 2011 – 197,111 shares	(1,911)	(1,856)
Unearned ESOP compensation	(2,030)	(2,081)
Accumulated other comprehensive loss	(1,086)	(920)
Treasury stock, at cost
2012 – 3,157 shares, 2011 – 9,150 shares	(38)	(111)
Total stockholders’ equity	36,184	36,182
Total liabilities and stockholders’ equity	$430,708	$415,566

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

 For the Three Months Ended March 31, 2012 and 2011

(In thousands, except per share data)

(Unaudited)

	2012	2011
Interest and Dividend Income
Loans, including fees	$4,218	$4,318
Securities
Taxable	214	349
Non-taxable	195	302
Federal funds sold	10	6
Dividends on Federal Home Loan Bank and other stock	54	63
Total interest and dividend income	4,691	5,038
Interest Expense
Deposits	642	777
Borrowings	390	479
Total interest expense	1,032	1,256
Net Interest Income	3,659	3,782
Provision for Loan Losses	333	648
Net Interest Income After Provision for Loan Losses	3,326	3,134
Noninterest Income
Service charges on deposit accounts	531	444
Realized gains on sales of securities	––	370
Realized gains on sales of loans	4	30
Realized gains on sales of other real estate and repossessed assets	8	—
Other income	197	220
Total noninterest income	740	1,064
Noninterest Expense
Salaries and employee benefits	1,671	1,753
Occupancy and equipment	471	450
Professional services	186	186
FDIC insurance	74	87
Insurance	61	62
Franchise and other taxes	128	118
Advertising	70	62
Stationary and office supplies	67	45
Amortization of intangibles	30	30
Core processing conversion expenses	––	7
Other expenses	476	494
Total noninterest expense	3,234	3,294
Income Before Federal Income Taxes	832	904
Provision for Federal Income Taxes	71	166
Net Income	$761	$738
Basic Earnings Per Share	$0.15	$0.15
Diluted Earnings Per Share	$0.15	$0.15
Dividends Per Share	$0.14	$0.14

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

 Condensed Consolidated Statements of Comprehensive Income

 For the Three Months Ended March 31, 2012 and 2011

 (In thousands)

 (Unaudited)

	2012	2011

Net Income	$761	$738

Other comprehensive income, net of related tax effects:

Unrealized holding (loss) gains on securities during the period, net of (benefits) taxes of ($85) and $94 in 2012 and 2011, respectively	(166)	183

Reclassification adjustment for realized gains included in income, net of taxes of $123	––	(240)

Comprehensive Income	$595	$681

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

 For the Three Months Ended March 31, 2012 and 2011

 (In thousands)

 (Unaudited)

	2012	2011
Operating Activities
Net income	$761	$738
Items not requiring (providing) cash
Depreciation and amortization	237	240
Amortization of intangible asset	30	30
Provision for loan losses	333	648
Amortization of premiums and discounts on securities, net	(19)	(22)
Gain on sale of loans	(4)	(30)
Gain on sale of securities	––	(370)
Increase in value of bank-owned life insurance	(90)	(90)
Amortization of mortgage servicing rights	18	5
Originations of loans held for sale	(344)	(2,126)
Proceeds from sale of loans held for sale	348	2,156
Gain on sale of foreclosed assets	(8)	––
Expense related to share-based compensation plans and ESOP	103	88
Net change in accrued interest receivable and other assets	(115)	(390)
Net change in accrued expenses and other liabilities	(746)	(656)

Net cash provided by operating activities	504	221

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	20,529	3,688
Purchases	(18,975)	(16,807)
Proceeds from maturity of held-to-maturity securities	265	1,495
Proceeds from sale of held-to-maturity securities	––	302
Proceeds from sale of available for sale securities	––	8,886
Net change in loans	5,078	652
Net changes in certificates of deposit in other financial institutions	––	882
Proceeds from sale of foreclosed assets	144	90
Purchases of premises and equipment	(272)	(668)

Net cash (used in) provided by investing activities	6,769	(1,480)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

 For the Three Months Ended March 31, 2012 and 2011

 (In thousands)

 (Unaudited)

	2012	2011
Financing Activities
Net change in deposits	$12,714	$5,404
Net change in short-term borrowings	3,279	3,844
Net change in long-term debt	(107)	(121)
Cash dividends paid	(749)	(744)
Proceeds from purchase of shares by Dividend Reinvestment Plan	––	118
Shares purchased for deferred compensation plan	53	27

Net cash provided by financing activities	15,190	8,528

Increase in Cash and Cash Equivalents	22,463	7,269

Cash and Cash Equivalents, Beginning of Period	15,681	10,935

Cash and Cash Equivalents, End of Period	$38,144	$18,204

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,041	$1,305

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed real estate and other repossessed assets	$81	$213

Unrealized losses on securities designated as available for sale, net of related tax effects	$(166)	$(57)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

Note 1:      Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2012, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2011 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

 For the Three Months Ended March 31, 2012 and 2011

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

For all loan classes, the accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. For all loan classes, the entire balance of the loan is considered past due if the minimum payment contractually required to be paid is not received by the contractual due date. For all loan classes, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except residential and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off residential and consumer loans when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 120 days past due, charge-off of unsecured open-end loans when the loan is 120 days past due, and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior three years. Management believes the three year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including available sources of cash flows. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogenous type loans such as commercial, non-owner residential and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted generally 10% -35% based on the age of the appraisal, condition of the subject property, and overall economic conditions. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies, etc. and the related qualitative adjustments assigned by the Company.

Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Company reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regard to determination of the amount of the allowance for credit losses, trouble debt restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released and non-vested restricted stock. At March 31, 2012 and 2011, the ESOP held 206,808 and 236,356 unallocated shares, respectively, which were not included in weighted-average common shares outstanding. In addition at both March 31, 2012 and 2011, the Company has 170,000 shares of non vested restricted stock, which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended March 31,
	2012	2011

Basic
Net income (In thousands)	$761	$738
Dividends on non-vested restricted stock	(24)	(24)
Net earnings allocated to stockholders	$737	$714
Weighted average common shares outstanding	4,771,033	4,753,955

Basic earnings per common share	$0.15	$0.15

Diluted
Net earnings allocated to stockholders	$737	$714

Weighted average common shares outstanding for basic earnings per common share	4,771,033	4,753,955

Add: Dilutive effects of assumed exercise of stock options and restricted stock	63,180	18,263

Average shares and dilutive potential common shares	4,834,213	4,772,218

Diluted earnings per common share	$0.15	$0.15

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both March 31, 2012 and 2011, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2010.

Recent Accounting Pronouncements

FASB ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements, issued in April 2011, improves the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The updated guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively. The Company adopted FASB ASU 2011-03 as required, without a material effect on the Company’s financial condition or results of operations.

FASB ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, issued in May 2011, provides guidance in common fair value measurement and disclosure requirements. The amendment changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted FASB ASU 2011-04 as required, without a material effect on the Company’s financial condition or results of operations.

FASB ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, issued in June 2011, is designed to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in comprehensive income. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted FASB ASU 2011-05 as required, without a material effect on the Company’s financial condition or results of operations.

FASB ASU 2011-08, Intangibles (Topic 350), Testing Goodwill for Impairment, issued in September 2011, is designed to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test in Topic 350. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted FASB ASU 2011-08 as required, without a material effect on the Company’s financial condition or results of operations.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

FASB ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-12, issued in December 2011 is a deferral of only those changes in update 2011-05 that relates to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other requirements in Update 2011-05 are not affected by this update, including the requirements to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted FASB ASU 2011-12 as required, without a material effect on the Company’s financial condition or results of operations.

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2012
U.S. government agencies	$66,073	$35		$(89)	$66,019
State and political subdivisions	13,637	534		––	14,171
Equity securities	4	13		––	17

	$79,714	$582		$(89)	$80,207

Available-for-sale Securities:
December 31, 2011:
U.S. government agencies	$64,077	$98		$(7)	$64,168
State and political subdivisions	17,173	652	(8)		17,817
Equity securities	4	9		––	13

	$81,254	$759		$(15)	$81,998

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2012:
State and political subdivisions	$4,191	$123	$––	$4,314

December 31, 2011:
State and political subdivisions	$4,450	$147	$––	$4,597

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$1,331	$1,337	$640	$654
One to five years	6,538	6,615	1,915	1,997
Five to ten years	38,498	38,904	1,636	1,663
After ten years	33,343	33,334	––	––
	79,710	80,190	4,191	4,314

Equity securities	4	17	––	––

Totals	$79,714	$80,207	$4,191	$4,314

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $42.5 million and $58.2 million at March 31, 2012 and December 31, 2011, respectively.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Information with respect to sales of securities and resulting gross realized gains and losses was as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)

Proceeds from sale	$––	$9,188
Gross gains	––	370
Gross losses	––	––

During the three months ended March 31, 2011 the Company sold one security with an amortized cost of $295,000 resulting in a realized gain of approximately $7,000 and is included in the table above under gross gains. This security was classified on the books as held to maturity and was sold due to a credit quality down grade of the municipality issuer.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2012 and December 31, 2011, was $27.9 million and $6.3 million, which represented approximately 33% and 7%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

March 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$27,948	$(89)	$––	$––	$27,948	$(89)

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

December 31, 2011
	Less than 12 Months			12 Months or More		Total
Description of Securities	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses
(In thousands)

U.S. Government agencies	$5,992		$(7)	$––	$––	$5,992		$(7)

State and political subdivisions	332	(8)		––	––	332	(8)

Total temporarily impaired securities	$6,324		$(15)	$––	$––	$6,324		$(15)

The unrealized losses on the Company’s investments in U.S. Government agency and municipal securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012 and December 31, 2011

Note 3: Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2012	2011
	(In thousands)

Commercial loans	$36,674	$35,387
Commercial real estate	140,976	148,052
Residential real estate	64,299	61,765
Installment loans	36,997	39,243

Total gross loans	278,946	284,447

Less allowance for loan losses	(2,908)	(2,921)

Total loans	$276,038	$281,526

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial Real Estate

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus nonowner-occupied loans.

Residential and Consumer

Residential and consumer loans consist of two segments - residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

The activity in the allowance for loan losses was as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)

Beginning balance	$2,921	$2,740
Provision for loan losses	333	648
Loans charged-off	(430)	(967)
Recoveries of previous charge-offs	84	100

Ending balance	$2,908	$2,521

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the period Ended March 31, 2012

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period	$183	$2,321	$235	$95	$87	$2,921
Provision charged to expense	285	(169)	(29)	28	218	333
Losses charged off	––	(338)	(66)	(26)	––	(430)
Recoveries	4	––	78	2	––	84
Balance, end of period	$472	$1,814	$218	$99	$305	$2,908
Ending balance: individually evaluated for impairment	$251	$1,415	$––	$––	$––	$1,666
Ending balance: collectively evaluated for impairment	$221	$399	$218	$99	$305	$1,242

Loans:
Ending balance: individually evaluated for impairment	$1,425	$7,834	$––	$––	$––	$9,259
Ending balance: collectively evaluated for impairment	$35,249	$140,946	$36.997	$64,299	$––	$269,687

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

Allowance for Loan Losses for the Quarter Ended March 31, 2011

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of period	$561	$1,566	$229	$140	$244	$2,740
Provision charged to expense	196	479	131	(40)	(118)	648
Losses charged off	(388)	(321)	(217)	(41)	––	(967)
Recoveries	1	14	84	1	––	100
Balance, end of period	$370	$1,738	$227	$60	$126	$2,521

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2011

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$59	$1,799	$––	$––	$––	$1,858
Ending balance: collectively evaluated for impairment	$124	$522	$235	$95	$87	$1,063

Loans:
Ending balance: individually evaluated for impairment	$637	$8,254	$––	$––	$––	$8,891
Ending balance: collectively evaluated for impairment	$34,750	$139,798	$39,243	$61,765	$––	$275,556

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

The following tables show the portfolio quality indicators:

	March 31, 2012
Loan Class	Commercial	Commercial Real Estate	Residential	Installment
	(In thousands)

Pass Grade	$32,465	$127,501	$64,126	$36,917
Special Mention	2,784	3,477	173	4
Substandard	679	6,841	—	76
Doubtful	746	3,157	—	—

	$36,674	$140,976	$64,299	$36,997

	December 31, 2011
Loan Class	Commercial	Commercial Real Estate	Residential	Installment
	(In thousands)

Pass Grade	$31,320	$133,949	$61,590	$39,161
Special Mention	2,930	3,500	175	5
Substandard	882	6,924	––	77
Doubtful	255	3,679	––	––

	$35,387	$148,052	$61,765	$39,243

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

 For the Three Months Ended March 31, 2012 and 2011

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

Loan Portfolio Aging Analysis

As of March 31, 2012

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$224	$346	$80	$731	$1,381	$35,293	$36,674
Commercial real estate	228	––	68	2,025	2,321	138,655	140,976
Installment	291	13	27	46	377	36,620	36,997
Residential	347	468	60	1,736	2,611	61,688	64,299
Total	$1,090	$827	$235	$4,538	$6,690	$272,256	$278,946

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

Loan Portfolio Aging Analysis

As of December 31, 2011

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$661	$21	$80	$240	$1,002	$34,385	$35,387
Commercial real estate	485	––	––	2,677	3,162	144,890	148,052
Installment	405	53	5	71	534	38,709	39,243
Residential	1,038	81	––	1,867	2,986	58,779	61,765
Total	$2,589	$155	$85	$4,855	$7,684	$276,763	$284,447

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2012 and 2011

Impaired Loans as of and for the

Period Ended March 31, 2012

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$766	$766	$––	$642	$13
Commercial real estate	2,074	2,074	––	1,630	21
Residential	––	––	––	––	––
Installment	––	––	––	––	––
	2,840	2,840	––	2,272	34
Loans with a specific valuation allowance:
Commercial	659	659	251	662	6
Commercial real estate	5,760	5,760	1,415	5,213	70
Residential	––	––	––	––	––
	6,419	6,419	1,666	5,875	76

Total:
Commercial	$1,425	$1,425	$251	$1,304	$19
Commercial real estate	$7,834	$7,834	$1,415	$6,843	$91
Residential	$––	$––	$––	$––	$––
Installment	$––	$––	$––	$––	$––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

	As of December 31, 2011			Three Months Ended March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$532	$532	$––	$328	$1
Commercial real estate	1,805	1,805	––	1,246	14
Residential	––	––	––	39	––
	2,337	2,337	––	1,613	15
Loans with a specific valuation allowance:
Commercial	105	105	59	449	3
Commercial real estate	6,449	6,449	1,799	4,557	28
Residential	––	––	––	116	––
	6,554	6,554	1,858	5,122	31
Total:
Commercial	$637	$637	$59	$777	$4
Commercial real estate	$8,254	$8,254	$1,799	$5,803	$42
Residential	$––	$––	$––	$155	$––

Interest income recognized on a cash basis was not materiality different than interest income recognized.

Loans that were modified in troubled debt restructurings and deemed impaired during the three months ending March 31, 2012 were immaterial to the financial statements. There were no defaults of any troubled debt restructurings that were modified in the last 12 months.

Note 4: Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2012	2011
	(In thousands)

Service cost	$89	$76
Interest cost	45	43
Expected return on assets	(57)	(60)
Amortization of prior service cost and net loss	43	20

Pension expense	$120	$79

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2012	2011

	(In thousands)

Commitments to extend credit	$30,611	$30,028
Commitment to originate loans	7,241	11,000
Overdraft program and ready reserve lines	13,058	11,115
Standby letters of credit	962	962

Note 6:        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Net unrealized gain on securities available-for-sale	$493	$744
Net unrealized loss for unfunded status of defined benefit plan liability	(2,137)	(2,137)

	(1,644)	(1,393)
Tax effect	558	473

Net-of-tax amount	$(1,086)	$(920)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

Note 7:        Note 7: Fair Value Measurements

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Company’s equity securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no securities classified as Level 3 of the hierarchy.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012
U.S. government agencies	$66,019	$		$66,019	$
State and political subdivisions	14,171			14,171

Equity securities	17		17

December 31, 2011
U.S. government agencies	$64,168		$––	$64,168		$––
State and political subdivisions	17,817		––	17,817		––
Equity securities	13		13	––		––

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Impaired Loans (Collateral Dependent)

Collateral dependent impaired loans consisted primarily of loans secured by nonresidential real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. Due to the nature of the valuation inputs, impaired loans are classified within Level 3 of the hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Senior Vice President Chief Lending’s Office. Appraisals are reviewed for accuracy and consistency by the Senior Vice President Chief Lending’s Office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Senior Vice President Chief Lending’s Office by comparison to historical results.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

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

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Senior Vice President Chief Lending’s Office. Appraisals are reviewed for accuracy and consistency by the Senior Vice President Chief Lending’s Officer, and are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012
Impaired loans	$4,468	$––	$––	$4,468
Foreclosed assets held for sale	8	––	––	8

December 31, 2011
Impaired loans	$1,756	$––	$––	$1,746
Foreclosed assets held for sale	415	––	––	415

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at 3/31/12	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned	$8	Market comparable properties	Comparability adjustments	Not available
Collateral-dependent impaired loans	$4,468	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012:
Financial assets
Cash and cash equivalents	$38,144	$38,144	$—	$—
Held-to-maturity securities	4,191	––	4,314	—
Loan, net of allowance	276,038	––	—	277,418
Federal Home Loan Bank stock	4,810	––	4,810	––
Accrued interest receivable	1,256	––	1,256	––

Financial liabilities
Deposits	341,254	––	325,898	––
Short term borrowings	13,247	––	13,207	––
Federal Home Loan Bank Advances	32,844	––	35,471	––
Subordinated debentures	4,000	––	3,651	—
Interest payable	234	––	234	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

The classification of the assets and liabilities pursuant to the valuation hierarchy as of December 31, 2011 in the following table have not been audited. The fair value has been derived from the December 31, 2011 audited consolidated financial statements.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
	(Unaudited)
December 31, 2011:

Financial assets

Cash and cash equivalents	$15,681	$15,681	$—	$––
Held-to-maturity securities	4,450	––	4,597	––
Loans, net of allowance	281,526	—	––	283,055
Federal Home Loan Bank stock	4,810	––	4,810	––
Accrued interest receivable	1,410	––	1,410	––
Financial liabilities
Deposits	328,540	––	313,817	––
Short term borrowings	9,968	––	9,995	––
Federal Home Loan Bank Advances	32,951	––	35,617	––
Subordinated debentures	4,000	––	3,632	––
Interest payable	234	––	234	––

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

Held-to-maturity Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 2 of the hierarchy. The Company has no securities classified as Level 3 of the hierarchy.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2012 and December 31, 2011.

United Bancorp, Inc.

ITEM 2                                            Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2012, as compared to December 31, 2011, and the results of operations for the three months ended March 31, 2012, compared to the same period in 2011. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s net income in the first quarter of 2012 generated an annualized 0.71% return on average assets (“ROA”) and an 8.41% return on average equity (“ROE”), compared to 0.69% ROA and 8.26% ROE for the same period in 2011. Comparing the quarter ended March 31, 2012 to the first quarter of 2011, the Company’s net interest margin was 3.97% compared to 4.18%, a decrease of 21 basis points. This decrease in the margin resulted in a $123,000 decrease in net interest income for the three months ended March 31, 2012 as compared to the same period in 2011. The provision for loan losses decreased approximately $315,000 for the three months ended March 31, 2012 from the same period in 2011. Net loans charged off did decrease for the three months ended March 31, 2012 as compared to the same period in 2011. Also the Company was able to move those charged off credits through the collection process and into Other Real Estate for Sale and begin to market these properties for sale. As credit quality improves the Company may have the opportunity to further decrease the amount of loan loss provision in the upcoming quarters. Comparing the same periods, customer service fees on deposits increased $87,000. While customer service fees for the three months ended March 31, 2012 is above that of 2011, the level of customer service fees is below those projected in the budget by the Company. As the Company has implemented government imposed regulations in 2011 from the Dodd-Frank Act regarding its courtesy overdraft program, we will continue to experience regulatory requirements that may result in a decrease in customer service fees. In anticipation of these challenges and their potential impact on non-interest income, a variety of cost savings initiatives were implemented in 2011 to reduce the non-interest expense of the Company. Non-interest expense for the three months ended March 31, 2012, excluding the reduction in FDIC Insurance Premiums, decreased by $47,000. Our prior year earnings included $370,000 of securities gains recognized during the three months ended March 31, 2011 as the result of the Company selling its government sponsored mortgage–backed securities portfolio to take advantage of the favorable rate environment on these short term investments and to provide liquidity to restructure the Company’s balance sheet towards higher yielding loan relationships, increasing our average outstanding loans by $10 million. This year’s 3.1% increase in earnings did not have security gains.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At March 31, 2012, gross loans were $278.9 million, compared to $284.4 million at December 31, 2011. The overall decrease in the loan portfolio was comprised of a $5.8 million decrease in commercial and commercial real estate loans, a decrease of $2.3 million in installment loans and a $2.6 million increase in residential lending loans since December 31, 2011.

Commercial and commercial real estate loans comprised 63.7% of total loans at March 31, 2012, compared to 64.5% at December 31, 2011. Commercial and commercial real estate loans have decreased $5.8 million, or 3.2% since December 31, 2011. The Company has originated and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Installment loans represented 13.3% of total loans at March 31, 2012, and 13.8% at December 31, 2011. This indirect lending type of financing carries somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $2.3 million, or 5.7%, since December 31, 2011. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations.

Residential real estate loans were 23.1% of total loans at March 31, 2012 and 21.7% at December 31, 2011. Residential real estate loans have increased by $2.6 million since December 31, 2011. As of March 31, 2012, the Bank has approximately $18.5 million in fixed-rate loans that have been sold in the secondary market. The Company continues to service these loans for a fee that is typically 25 basis points. At March 31, 2012, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.9 million at March 31, 2012, which represented 1.04% of total loans, and $2.9 million at December 31, 2011, or 1.03% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2012 were approximately $346,000, or 11.8%, of the beginning balance in the allowance for loan losses.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2012 decreased approximately $1.8 million, or 2.2%, from December 31, 2011 totals. With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the first three months of 2012.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2012, total core deposits increased approximately $16.2 million, or 5.6%. The Company’s savings accounts increased $6.5 million, or 11.2%, from December 31, 2011 totals. The Company’s interest-bearing demand deposits increased $13.5 million, or 12.1%, noninterest-bearing demand deposits decreased $897,000, or 3.0%, while certificates of deposit under $100,000 decreased by $2.9 million, or 3.2%. During 2012, our deposit growth was favorably affected as certain areas within Ohio have experienced an unusual growth in the natural gas and oil exploration efforts of major energy companies. This growth stems from new extraction techniques and has attracted significant investment from major energy companies in mineral rights for owners of local real estate in markets that we serve.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2012, certificates of deposit greater than $100,000 decreased $3.5 million, or 8.9%, from December 31, 2011 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $3.3 million from December 31, 2011 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net Income

Basic and diluted earnings per share for the three months ended March 31, 2012 totaled $0.15 compared with
$0.15 for the three months ended March 31, 2011. In dollars, the Company’s net income was $761,000 for the three months ended March 31, 2012, an increase of $23,000, or 3.1%, compared with net income of $738,000 for the same quarter in 2011.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased $123,000, for the three months ended March 31, 2012 compared to the same period in 2011.

Provision for Loan Losses

The provision for loan losses was $333,000 for the three months ended March 31, 2012, compared to
$648,000 for the same period in 2011. The decrease in loan loss provision for the three-month period ended March 31, 2012, was a result of improving credit quality. Also, during the three month ended March 31, 2011, the Company had an increased level of provision for loan losses due to an increased level of loans charged off.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended March 31, 2012 was $740,000, a decrease of $324,000 or 30.5%, compared to $1.1 million for the three-month period ended March 31, 2011. During the three-months ended March 31, 2012, the decrease in noninterest income was due to a decrease in realized gains on sales of securities of $370,000. Comparing the same periods, customer service fees on deposits increased $87,000, due in part to changes and an increase in the number of customer relationships.

Noninterest Expense

Noninterest expense was $3.2 million for the three months ended March 31, 2012 a decrease of $60,000, or 1.8%, compared to the three months ended March 31, 2011. Salaries and employee benefit expense decreased $82,000, or 4.7%, for the three month period ended March 31, 2012 from the same period in 2011. This decrease was primarily due to our planned cost savings initiatives as a follow up to our newly installed core processing system. Occupancy and equipment expense increased $21,000 for the three months ended March 31, 2012 over the same period in 2011. Increased depreciation expense on premises, computer hardware and software and related service maintenance was the primary reason for the increase.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $71,000 for the three months ended March 31, 2012, a decrease of $95,000 compared to the same period in 2011. During the three months ended March 31, 2012, the Company recognized a tax benefit resulting from the resolution of a tax contingency, which reduced federal income taxes by approximately $110,000.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $36.2 million at March 31, 2012 compared to $36.2 million at December 31, 2011. Total stockholders’ equity in relation to total assets was 8.4% at March 31, 2011 and 8.7% at December 31, 2011. In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue a series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following table illustrates the Company’s well-capitalized classification at March 31, 2012.

March 31,
2012
(Unaudited)
(Dollars in thousands)

Tier 1 capital	$39,449
Total risk-based capital	42,363
Risk-weighted assets	296,252
Average total assets	427,639

Total risk-based capital ratio	14.30%
Tier 1 risk-based capital ratio	13.22%
Tier 1 capital to average assets	9.23%

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.           Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.             Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.             Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2011, filed on March 23, 2012.

ITEM 2.             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
1/1/2012 to	––	––	––	—
1/31/2012
Month #2
2/1/2012 to	––	––	––	—
2/28/2012
Month #3
3/1/2012 to	—	––	––	—
3/31/2012

 The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. On March 16, 2012, the Plan purchased a total of 5,993 common shares for participant accounts. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments which amounted to approximately $52,798. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

United Bancorp, Inc.

Part II – Other Information

ITEM 3.             Defaults Upon Senior Securities

Not applicable.

ITEM 4.             Mine Safety Disclosures

Not applicable.

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

/s/United Bancorp, Inc.

Date:	May 14, 2012	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date:	May 14, 2012	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

3.1	Amended Articles of Incorporation of United Bancorp, Inc.
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

