Form 10-Q
period 2012-06-30
UNITED BANCORP INC /OH/
filed 2012-08-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               June 30, 2012

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 6, 2012, 5,372,147 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$5,141	$4,764
Interest-bearing demand deposits	39,221	10,917
Cash and cash equivalents	44,362	15,681

Available-for-sale securities	66,300	81,998
Held-to-maturity securities	3,696	4,450
Loans, net of allowance for loan losses of $2,649 and $2,921 at June 30, 2012 and December 31, 2011, respectively	276,841	281,526
Premises and equipment	10,486	9,804
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	1,983	2,046
Intangible assets	364	424
Accrued interest receivable	1,173	1,410
Deferred income taxes	937	909
Bank-owned life insurance	10,849	10,672
Other assets	1,974	1,836

Total assets	$423,775	$415,566

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$153,519	$142,021
Savings	65,794	57,907
Time	116,802	128,612
Total deposits	336,115	328,540

Short-term borrowings	10,933	9,968
Federal Home Loan Bank advances	32,742	32,951
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	3,602	3,925

Total liabilities	387,392	379,384

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 2012 –5,375,304 shares, 2011 – 5,360,304 shares	5,375	5,360
Additional paid-in capital	17,468	17,391
Retained earnings	18,390	18,399
Stock held by deferred compensation plan; 2012 – 198,634 shares, 2011 – 197,111 shares	(1,862)	(1,856)
Unearned ESOP compensation	(1,975)	(2,081)
Accumulated other comprehensive loss	(975)	(920)
Treasury stock, at cost 2012 – 3,157 shares, 2011 – 9,150 shares	(38)	(111)

Total stockholders’ equity	36,383	36,182

Total liabilities and stockholders’ equity	$423,775	$415,566

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$4,161	$4,461	$8,379	$8,779
Taxable securities	240	408	454	757
Non-taxable securities	160	282	355	584
Federal funds sold	18	5	28	11
Dividends on Federal Home Loan Bank stock and other	51	56	105	119
Total interest and dividend income	4,630	5,212	9,321	10,250

Interest expense
Deposits
Demand	31	32	61	65
Savings	18	17	35	34
Time	553	718	1,148	1,445
Borrowings	392	453	782	932
Total interest expense	994	1,220	2,026	2,476
Net interest income	3,636	3,992	7,295	7,774

Provision for loan losses	168	494	501	1,142
Net interest income after provision for loan losses	3,468	3,498	6,794	6,632

Noninterest income
Service charges on deposit accounts	485	579	1,016	1,023
Realized gains on sales of securities	—	—	—	370
Realized gains on sales of loans	5	13	9	43
Realized losses on sales of foreclosed assets	(14)	(5)	(6)	(5)
BOLI benefit in excess of surrender value	—	100	—	100
Other income	201	208	398	428
Total noninterest income	677	895	1,417	1,959

Noninterest expense
Salaries and employee benefits	1,651	1,718	3,322	3,471
Net occupancy and equipment expense	424	434	895	884
Provision for impairment on foreclosed real estate	52	49	52	49
Professional services	162	242	348	428
Insurance	63	65	124	127
Deposit insurance premiums	68	120	142	207
Franchise and other taxes	127	126	254	244
Advertising	86	61	156	123
Stationery and office supplies	45	55	112	100
Amortization of intangible asset	29	29	59	59
Other expenses	473	574	950	1,075
Total noninterest expense	3,180	3,473	6,414	6,767
Income before federal income taxes	965	920	1,797	1,824

Federal income taxes	234	168	305	334
Net income	$731	$752	$1,492	$1,490

EARNINGS PER COMMON SHARE
Basic	$0.15	$0.15	$0.30	$0.30
Diluted	$0.15	$0.15	$0.30	$0.30
DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.28	$0.28

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$731	$752	$1,492	$1,490

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes of $57, $194, $(28) and $291 for each respective period	111	377	(55)	564

Reclassification adjustment for realized gains included in income, net of taxes of $126 for the six months ended June 30, 2011	—	—	—	(244)

Comprehensive income	$842	$1,129	$1,437	$1,810

Accumulated comprehensive loss	$(975)	$(387)	$(975)	$(387)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2012	2011
Operating Activities
Net income	$1,492	$1,490
Items not requiring (providing) cash
Amortization of premiums and discounts on securities, net	(38)	(48)
Depreciation and amortization	472	484
Amortization of intangible asset	59	59
Expense related to share based compensation plans	105	90
Expense related to ESOP	107	100
Provision for loan losses	501	1,142
Provision for losses on foreclosed real estate	52	49
Increase in value of bank-owned life insurance	(177)	(281)
BOLI benefit in excess of surrender value	—	(100)
Gain on sale of securities	—	(370)
Gain on sale of loans	(9)	(43)
Proceeds from sale of loans	560	2,732
Loans originated for sale	(551)	(2,689)
Loss on sale of foreclosed assets	6	5
Amortization of mortgage servicing rights	33	13
Net change in accrued interest receivable and other assets	57	24
Net change in accrued expenses and other liabilities	(323)	(246)

Net cash provided by operating activities	2,346	2,411

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	64,615	33,233
Purchases	(48,973)	(39,540)
Securities held to maturity:
Maturities, prepayments and calls	765	1,495
Proceeds from sale of held-to-maturity securities	—	302
Proceeds from sale of available for sale securities	—	8,886
Net change in loans	3,732	54
Net change in certificates of deposit in other financial institutions	—	2,564
Purchases of premises and equipment	(1,154)	(1,278)
Proceeds from sale of foreclosed assets	467	13

Net cash provided by investing activities	19,452	5,729

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2012	2011
Financing Activities
Net change in deposits	$7,575	$(143)
Net change in short-term borrowings	965	477
Net change in long-term borrowings	(209)	(5,242)
Shares purchased for deferred compensation plan	53	27
Proceeds from purchase of shares by Dividend Reinvestment Plan	—	237
Cash dividends paid on common stock	(1,501)	(1,491)

Net cash provided by (used in) financing activities	6,883	(6,135)

Increase in Cash and Cash Equivalents	28,681	2,005
Cash and Cash Equivalents, Beginning of Period	15,681	10,935

Cash and Cash Equivalents, End of Period	$44,362	$12,940

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,053	$2,555

Federal income taxes paid	$380	$535

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$364	$374

Unrealized (loss) gain on securities designated as available for sale, net of related tax effects	$(55)	$320

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Note 1:           Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2012, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2011 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

For the Three and Six Months Ended June 30, 2012 and 2011

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

For the Three and Six Months Ended June 30, 2012 and 2011

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

For the Three and Six Months Ended June 30, 2012 and 2011

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released and non-vested restricted stock. At June 30, 2012 and 2011, the ESOP held 200,898 and 224,537 unallocated shares, respectively, which were not included in weighted-average common shares outstanding. In addition at June 30, 2012 and 2011, the Company has 185,000 and 170,000 shares, respectively, of non vested restricted stock, which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Basic
Net income (In thousands)	$731	$752	$1,492	$1,490
Dividends on non-vested restricted stock (In thousands)	(26)	(24)	(50)	(48)
Net earnings allocated to stockholders (In thousands)	$705	$728	$1,442	$1,442
Weighted average common shares outstanding	4,781,770	4,759,315	4,775,423	4,752,357
Basic earnings per common share	$0.15	$0.15	$0.30	$0.30

Diluted
Net income allocated to stockholders (In thousands)	$705	$728	$1,442	$1,442
Weighted average common shares outstanding for basic earnings per common share	4,781,770	4,759,315	4,775,423	4,752,357
Add: Dilutive effects of assumed exercise of stock options and restricted stock	80,499	29,999	77,758	29,999
Average shares and dilutive potential common shares	4,862,269	4,789,314	4,853,181	4,782,356

Diluted earnings per common share	$0.15	$0.15	$0.30	$0.30

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both June 30, 2012 and 2011, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

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

For the Three and Six Months Ended June 30, 2012 and 2011

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

Note 2:           Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2012
U.S. government agencies	$53,524	$133	$(13)	$53,644
State and political subdivisions	12,111	525	—	12,636
Equity securities	4	16	—	20

	$65,639	$674	$(13)	$66,300

Available-for-sale Securities:
December 31, 2011:
U.S. government agencies	$64,077	$98	$(7)	$64,168
State and political subdivisions	17,173	652	(8)	17,817
Equity securities	4	9	—	13

	$81,254	$759	$(15)	$81,998

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2012:
State and political subdivisions	$3,696	$99	$—	$3,795

December 31, 2011:
State and political subdivisions	$4,450	$147	$—	$4,597

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$891	$894	$640	$648
One to five years	2,453	2,531	1,780	1,852
Five to ten years	22,498	22,939	1,276	1,295
After ten years	39,793	39,916	—	—
	65,635	65,280	3,696	3,795

Equity securities	4	20	—	—

Totals	$65,639	$66,300	$3,696	$3,795

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $34.2 million and $58.2 million at June 30, 2012 and December 31, 2011, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Information with respect to sales of securities and resulting gross realized gains and losses was as follows:

	Six months ended June 30
	2012	2011
	(In thousands)

Proceeds from sale	$—	$9,188
Gross gains	—	370
Gross losses	—	—

During the six months ended June 30, 2011 the Company sold one security with an amortized cost of $295,000 resulting in a realized gain of approximately $7,000 and is included in the table above under gross gains. This security was classified on the books as “held to maturity” and was sold due to a credit quality down grade of the municipality issuer.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2012 and December 31, 2011, was
$3.0 million and $6.3 million, which represented approximately 4% and 7%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

June 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$2,987	$(13)	$—	$—	$2,987	$(13)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$5,992	$(7)	$—	$—	$5,992	$(7)

State and political subdivisions	332	(8)	—	—	332	(8)

Total temporarily impaired securities	$6,324	$(15)	$—	$—	$6,324	$(15)

The unrealized losses on the Company’s investments in U.S. Government agency and municipal securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012 and December 31, 2011.

Note 3: Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2012	2011
	(In thousands)

Commercial loans	$35,958	$35,387
Commercial real estate	139,405	148,052
Residential real estate	68,228	61,765
Installment loans	35,899	39,243

Total gross loans	279,490	284,447

Less allowance for loan losses	(2,649)	(2,921)

Total loans	$276,841	$281,526

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2012

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, April 1, 2012	$472	$1,814	$218	$99	$305	$2,908
Provision charged to expense	(56)	223	20	2	(21)	168
Losses charged off	—	(417)	(54)	(3)	—	(474)
Recoveries	2	2	42	1	—	47

Balance, June 30, 2012	$418	$1,622	$226	$99	$284	$2,649

Balance, January 1, 2012	$183	$2,321	$235	$95	$87	$2,921
Provision charged to expense	229	54	(10)	31	197	501
Losses charged off	—	(755)	(120)	(29)	—	(904)
Recoveries	6	2	121	2	—	131

Balance, June 30, 2012	$418	$1,622	$226	$99	$284	$2,649
Ending balance: individually evaluated for impairment	$393	$1,028	$—	$—	$—	$1,421
Ending balance: collectively evaluated for impairment	$25	$594	$226	$99	$284	$1,228

Loans:

Ending balance: individually evaluated for impairment	$1,309	$7,101	$—	$—	$—	$8,410
Ending balance: collectively evaluated for impairment	$34,649	$132,304	$35,899	$68,228	$—	$271,080

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Allowance for Loan Losses and Recorded Investment in Loans

for the three and six month periods ended June 30, 2011

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, April 1, 2011	$370	$1,738	$227	$60	$126	$2,521
Provision charged to expense	(160)	333	4	90	227	494
Losses charged off	(55)	(106)	(80)	(74)	—	(315)
Recoveries	4	2	76	1	—	83

Balance, June 30, 2011	$159	$1,967	$227	$77	$353	$2,783

Balance, January 1, 2011	$561	$1,566	$229	$140	$244	$2,740
Provision charged to expense	36	812	135	50	109	1,142
Losses charged off	(443)	(427)	(297)	(115)	—	(1,282)
Recoveries	5	16	160	2	—	183

Balance, June 30, 2011	$159	$1,967	$227	$77	$353	$2,783

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2011

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$59	$1,799	$—	$—	$—	$1,858
Ending balance: collectively evaluated for impairment	$124	$522	$235	$95	$87	$1,063

Loans:

Ending balance: individually evaluated for impairment	$637	$8,254	$—	$—	$—	$8,891
Ending balance: collectively evaluated for impairment	$34,750	$139,798	$39,243	$61,765	$—	$275,556

The following tables show the portfolio quality indicators.

	June 30, 2012
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$31,931	$127,191	$68,228	$35,819	$263,169
Special Mention	2,665	3,670	—	4	6,339
Substandard	1,362	7,966	—	76	9,404
Doubtful	—	578	—	—	578

	$35,958	$139,405	$68,228	$35,899	$279,490

	December 31, 2011
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$31,320	$133,949	$61,590	$39,161	$266,020
Special Mention	2,930	3,500	175	5	6,610
Substandard	882	6,924	—	77	7,883
Doubtful	255	3,679	—	—	3,934

	$35,387	$148,052	$61,765	$39,243	$284,447

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

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

Loan Portfolio Aging Analysis

As of June 30, 2012

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$51	$98	$92	$858	$1,099	$34,859	$35,958
Commercial real estate	24	376	68	1,542	2,010	137,395	139,405
Installment	220	7	—	112	339	67,889	68,228
Residential	1,217	119	—	1,393	2,729	33,170	35,899

Total	$1,512	$600	$160	$3,905	$6,177	$273,313	$279,490

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Loan Portfolio Aging Analysis

As of December 31, 2011

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$661	$21	$80	$240	$1,002	$34,385	$35,387
Commercial real estate	485	—	—	2,677	3,162	144,890	148,052
Installment	405	53	5	71	534	38,709	39,243
Residential	1,038	81	—	1,867	2,986	58,779	61,765

Total	$2,589	$155	$85	$4,855	$7,684	$276,763	$284,447

Impaired Loans

	As of June 30, 2012			For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$367	$367	$—	$606	$16	$446	$18
Commercial real estate	3,934	4,689	—	2,394	54	2,715	86
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	4,301	5,056	—	3,000	69	3,161	157

Loans with a specific valuation allowance:
Commercial	942	942	393	661	9	664	11
Commercial real estate	3,167	3,167	1,028	5,061	85	4,362	99
Residential	—	—	—	—	—	—	—
	4,109	4,109	1,421	5,722	93	5,026	110

Total:
Commercial	$1,309	$1,309	$393	$1,267	$25	$1,110	$29
Commercial real estate	$7,101	$7,856	$1,028	$7,455	$139	$7,077	$185
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Impaired Loans

	As of December 31, 2011			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$532	$532	$—	$564	$1	$392	$2
Commercial real estate	1,805	1,805	—	1,174	11	1,210	25
Residential	—	—	—	42	—	40	—
	2,337	2,337	—	1,780	12	1,642	27

Loans with a specific valuation allowance:
Commercial	105	105	59	320	3	385	6
Commercial real estate	6,449	6,449	1,799	4,128	28	4,353	56
Residential	—	—	—	142	—	129	—
	6,554	6,554	1,858	4,590	31	4,867	62

Total:
Commercial	$637	$637	$59	$884	$4	$777	$8
Commercial real estate	$8,254	$8,254	$1,799	$5,302	$39	$5,563	$81
Residential	$—	$—	$—	$184	$—	$169	$—

Interest income recognized on a cash basis was not materiality different than interest income recognized.

Loans that were modified in troubled debt restructurings and deemed impaired during the six months ending June 30, 2012 were immaterial to the financial statements. There were no defaults of any troubled debt restructurings that were modified in the last 12 months.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Note 4: Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)

Service cost	$89	$76	$178	$152
Interest cost	45	43	90	86
Expected return on assets	(57)	(60)	(114)	(120)
Amortization of prior service cost and net loss	43	20	86	40

Pension expense	$120	$79	$240	$158

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)

Commitments to extend credit	$33,305	$30,028
Commitment to originate loans	17,507	11,000
Overdraft program and ready reserve lines	13,255	11,115
Standby letters of credit	666	962

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)

Net unrealized gain on securities available-for-sale	$661	$744
Net unrealized loss for unfunded status of defined benefit plan liability	(2,137)	(2,137)

	(1,476)	(1,393)
Tax effect	501	473

Net-of-tax amount	$(975)	$(920)

Note 7:	Fair Value Measurements

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012
U.S. government agencies	$53,644	$—	$53,644	$—
State and political subdivisions	12,636	—	12,636	—

Equity securities	20	20	—	—

December 31, 2011
U.S. government agencies	$64,168	$—	$64,168	$—
State and political subdivisions	17,817	—	17,817	—
Equity securities	13	13	—	—

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

For the Three and Six Months Ended June 30, 2012 and 2011

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

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Senior Vice President Chief Lending’s Office. Appraisals are reviewed for accuracy and consistency by the Senior Vice President, Chief Lending’s Officer and are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012
Impaired loans	$2,153	$—	$—	$2,153
Foreclosed assets held for sale	512	—	—	512

December 31, 2011
Impaired loans	$1,756	$—	$—	$1,746
Foreclosed assets held for sale	415	—	—	415

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at 6/30/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)

Foreclosed assets held for sale	512	Market comparable properties	Comparability adjustments	Not available

Collateral-dependent impaired loans	2,153	Market comparable properties	Marketability discount	10% – 35%

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012

Financial assets
Cash and cash equivalents	$44,362	$44,362	$—	$—
Held-to-maturity securities	3,696	—	3,795	—
Loan, net of allowance	279,490	—	—	279,446
Federal Home Loan Bank stock	4,810	—	4,810	—
Accrued interest receivable	1,173	—	1,173	—

Financial liabilities
Deposits	336,115	—	318,184	—
Short term borrowings	10,933	—	10,933	—
Federal Home Loan Bank Advances	32,742	—	36,072	—
Subordinated debentures	4,000	—	3,632	—
Interest payable	207	—	207	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

The classification of the assets and liabilities pursuant to the valuation hierarchy as of December 31, 2011 in the following table have not been audited. The fair value has been derived from the December 31, 2011 audited consolidated financial statements.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011:

Financial assets

Cash and cash equivalents	$15,681	$15,681	$—	$—
Held-to-maturity securities	4,450	—	4,597	—
Loans, net of allowance	281,526	—	—	283,055
Federal Home Loan Bank stock	4,810	—	4,810	—
Accrued interest receivable	1,410	—	1,410	—

Financial liabilities

Deposits	328,540	—	313,817	—
Short term borrowings	9,968	—	9,995	—
Federal Home Loan Bank Advances	32,951	—	35,617	—
Subordinated debentures	4,000	—	3,632	—
Interest payable	234	—	234	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2012 and December 31, 2011.

United Bancorp, Inc.

ITEM 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2012, as compared to December 31, 2011, and the results of operations for the three and six months ended June 30, 2012, compared to the same periods in 2011. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s earnings for the six months ended June 30, 2012 generated an annualized 0.70% return on average assets (“ROA”) and a 8.21% return on average equity (“ROE”), compared to 0.70% ROA and 8.20% ROE for the six months ended June 30, 2011. Comparing the six months ended June 30, 2012 to 2011, the Company’s net interest margin was 3.94% compared to 4.23%, a decrease of 29 basis points. This decrease in the margin resulted in a $479,000 decrease in net interest income for the six months ended June 30, 2012 as compared to the same period in 2011. Comparing the same periods, customer service fees on deposit accounts decreased $7,000. As the Company has implemented government mandated regulations from the Dodd-Frank Act regarding its courtesy overdraft program, the Company has seen a reduction in customer service fees and may continue to experience a decrease in these fees in future periods. During the six months ended June 30, 2012 the Company did not sell any securities. However, during 2011, the Company recognized a gain on sale of securities of $370,000 for the six months ended June 30, 2011 and the Company received a $100,000 BOLI benefit in excess of surrender value. In 2011, the Company sold its government sponsored mortgage–backed securities portfolio to take advantage of the favorable rate environment on these short term investments and provide liquidity to restructure the Company’s balance sheet. On the expense side, the Company’s 2012 earnings were positively impacted by a period over period decrease of $641,000 in our provision for loan losses. The decrease in the provision for loan losses was primarily due to overall improvement in the credit quality of the loan portfolio. Net loans charged off decreased approximately $325,000 for the six months ended June 30, 2012 as compared to the same period in 2011. Net loans of $774,000 were charged off during the six months ended June 30, 2012. One out of area loan relationship accounted for $755,000 of the net loans charged off during the six months ended June 30, 2012. Other real estate owned decreased $192,000 from June 30, 2011 to June 30, 2012. Nonaccrual loans to total loans decreased by 12 basis points, going from 1.52% in 2011 to 1.40% for the same period in 2012.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2012, gross loans were $279.5 million, compared to $284.4 million at December 31, 2011, a decrease of $4.9 million. The overall decrease in the loan portfolio was comprised of a $3.3 million decrease in installment loans and an $8.1 million decrease in commercial and commercial real estate loans, which were partially offset by a $6.5 million increase in residential lending since December 31, 2011.

Commercial and commercial real estate loans comprised 62.7% of total loans at June 30, 2012, compared to 64.5% at December 31, 2011. Commercial and commercial real estate loans have decreased $8.1 million, or 4.4% since December 31, 2011. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Installment loans represented 12.8% of total loans at June 30, 2012 and 13.8% at December 31, 2011. Some of the installment loans are an indirect lending type of financing that carries somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $3.3 million, or 8.5%, since December 31, 2011. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations. Indirect installment loans are approximately 95.5% and 74.8% of the installment loan portfolio as of June 30, 2012 and December 31, 2011, respectively.

Residential real estate loans were 24.4% of total loans at June 30, 2012 and 21.7% at December 31, 2011, representing an increase of $6.5 million since December 31, 2011. As of June 30, 2012, the Bank has approximately $16.6 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $20.8 million at December 31, 2011. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At June 30, 2012, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.6 million at June 30, 2012, which represented 0.95% of total loans, and $2.9 million at December 31, 2011, or 1.03% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2012 were approximately $773,000, or 26.4%, of the beginning balance in the allowance for loan losses. Net loans charged off did decrease for the six months ended June 30, 2012 as compared to the same period in 2011. The decrease in the provision for loan losses was primarily due to overall improvement in the credit quality of the loan portfolio. Net loans charged off decreased approximately $325,000 for the six months ended June 30, 2012 as compared to the same period in 2011. Net loans of $774,000 were charged off during the six months ended June 30, 2012. One out of area loan relationship accounted for $755,000 of the net loans charged off during the six months ended June 30, 2012. Other real estate owned decreased $192,000 from June 30, 2011 to June 30, 2012. Nonaccrual loans to total loans decreased by 12 basis points, going from 1.52% in 2011 to 1.40% for the same period in 2012.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at June 30, 2012 decreased approximately $16.5 million, or 19.0%, from December 31, 2011 totals. With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the first six months of 2012.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2012, total core deposits increased approximately $12.4 million, or 4.3%. The Company’s savings accounts increased $7.9 million, or 13.6%, from December 31, 2011 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $11.5 million, or 8.1%, while certificates of deposit under $100,000 decreased by $7.0 million, or 7.9%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2012, certificates of deposit greater than $100,000 decreased $4.8 million or 12.2%, from December 31, 2011 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $965,000 from December 31, 2011 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Net Income

Basic and diluted earnings per share for the six months ended June 30, 2012 and 2011 totaled $0.30 for both periods. In dollars, the Company’s net income was $1,492,000 for the six months ended June 30, 2012, an increase of $2,000 compared with net income of $1,490,000 for the same period in 2011.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 6.2%, or $479,000, for the six months ended June 30, 2012 compared to the same period in 2011.

Provision for Loan Losses

The provision for loan losses was $501,000 for the six months ended June 30, 2012, compared to $1,142,000 for the same period in 2011. As previously discussed, the decrease in the provision for loan losses was primarily due to overall improvement in the credit quality of the loan portfolio.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the six months ended June 30, 2012 was $1,417,000, a decrease of $542,000 or 27.7%, compared to $1,959,000 for the six-month period ended June 30, 2011. As the Company has implemented government mandated regulations from the Dodd-Frank Act regarding its courtesy overdraft program, the Company has seen a reduction in customer service fees and may continue to experience a decrease in these fees in future periods. During the six months ended June 30, 2012 the Company did not sell any securities. However, during 2011, the Company recognized a gain on sale of securities of $370,000 for the six months ended June 30, 2011 and the Company received a $100,000 of a BOLI benefit in excess of surrender value. In 2011, the Company sold its government sponsored mortgage–backed securities portfolio to take advantage of the favorable rate environment on these short term investments and provide liquidity to restructure the Company’s balance sheet.

Noninterest Expense

Noninterest expense was $6.4 million for the six months ended June 30, 2012 a decrease of $353,000, or 5.2%, compared to the six months ended June 30, 2011. Salaries and employee benefit expense decreased $149,000, or 4.3%, for the period ended June 30, 2012 compared to the same period in 2011. This decrease was primarily due to our planned cost savings initiatives as a follow up to our newly installed core processing system. Professional fees decreased $80,000 for the six month ended June 30, 2012, as compared to the same period in 2011 as a result of the decreased levels of foreclosed assets. Deposit insurance premiums decreased $65,000 for the six months ended June 30, 2012, as compared to the same period in 2011. The Company also recorded a $52,000 impairment on the value of certain repossessed properties.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $305,000 for the six months ended June 30, 2012, a decrease of $29,000 compared to the same period in 2011. The effective tax rate was 17.0% and 18.3% for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, the Company recognized a tax benefit resulting from the resolution of a tax contingency, which reduced federal income taxes by approximately $110,000.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Net Income

Basic and diluted earnings per share for the three months ended June 30, 2012 and 2011 totaled $0.15 for both periods. In dollars, the Company’s net income was $731,000 for the three months ended June 30, 2012, a decrease of $21,000, or 2.8% compared with net income of $752,000 for the same period in 2011.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 8.9%, or $356,000, for the three months ended June 30, 2012 compared to the same period in 2011.

Provision for Loan Losses

The provision for loan losses was $168,000 for the three months ended June 30, 2012, compared to $494,000 for the same period in 2011. As previously discussed, the decrease in the provision for loan losses was primarily due to overall improvement in the credit quality of the loan portfolio.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended June 30, 2012 was $677,000, a decrease of $218,000, or 24.4%, compared to $895,000 for the three-month period ended June 30, 2011. During the three-months ended June 30, 2011, the Company received a $100,000 BOLI benefit in excess of surrender value. Comparing the same periods, customer service fees on deposits decreased $94,000. As the Company has implemented government mandated regulations from the Dodd-Frank Act regarding its courtesy overdraft program, the Company has seen a reduction in customer service fees and may continue to experience a decrease in these fees in future periods.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Noninterest Expense

Noninterest expense was $3,180,000 for the three months ended June 30, 2012, a decrease of $293,000, compared to the three months ended June 30, 2011. Salaries and employee benefit expense decreased $67,000, or 3.9%, for the three month period ended June 30, 2012, compared to the same period in 2011. This decrease was primarily due to the Company’s efforts to gain costs savings due to a reduction in staff related to the efficiencies gained from the 2010 core system implementation. Professional fees decreased $80,000 for the three month ended June 30, 2012, as compared to the same period in 2011 as a result of the decreased levels of foreclosed assets. Deposit insurance premiums decreased $52,000 for the three months ended June 30, 2012, as compared to the same period in 2011. The Company also recorded a $52,000 impairment on the value of certain repossessed properties.

Federal Income Taxes

The provision for federal income taxes was $234,000 for the three months ended June 30, 2012, an increase of $66,000 compared to the same period in 2011. The effective tax rate was 24.2% and 18.3% for the three months ended June 30, 2012 and 2011, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $36.4 million at June 30, 2012 compared to $36.2 million at December 31, 2011, a $200,000 increase. Total stockholders’ equity in relation to total assets was 8.6% at June 30, 2012 and 8.7% at December 31, 2011. In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The following table illustrates the Company’s “well-capitalized” classification at June 30, 2012.

June 30,
2012
(Dollars in thousands)

Tier 1 capital	$39,568
Total risk-based capital	42,224
Risk-weighted assets	291,106
Average total assets	428,804

Total risk-based capital ratio	14.50%
Tier 1 risk-based capital ratio	13.59%
Tier 1 capital to average assets	9.23%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2011, filed on March 23, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 4/1/2012 to 4/30/2012	—	—	—	—
Month #2 5/1/2012 to 5/31/2012	—	—	—	—
Month #3 6/1/2012 to 6/30/2012	—	—	—	—

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders
(See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101 **	The following material from United Bancorp’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections..

United Bancorp, Inc.

Part II – Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date:	August 13, 2012	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief
Executive Officer

Date:	August 13, 2012	By:	/s/Randall M. Greenwood
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