Form 10-Q
period 2012-09-30
UNITED BANCORP INC /OH/
filed 2012-11-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from                      to

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

Yes ☐       No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 9, 2012, 5,372,147 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1.  Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$4,933	$4,764
Interest-bearing demand deposits	97,303	10,917
Cash and cash equivalents	102,236	15,681

Available-for-sale securities	38,600	81,998
Held-to-maturity securities	3,511	4,450
Loans, net of allowance for loan losses of $2,773 and $2,921 at September 30, 2012 and December 31, 2011, respectively	283,549	281,526
Premises and equipment	10,453	9,804
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	1,958	2,046
Intangible assets	334	424
Accrued interest receivable	1,191	1,410
Deferred income taxes	958	909
Bank-owned life insurance	10,954	10,672
Other assets	1,762	1,836
Total assets	$460,316	$415,566

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$195,402	$142,021
Savings	66,551	57,907
Time	108,031	128,612
Total deposits	369,984	328,540

Short-term borrowings	13,706	9,968
Federal Home Loan Bank advances	32,625	32,951
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	3,480	3,925
Total liabilities	423,795	379,384

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued		––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2012 –5,375,304 shares, 2011 – 5,360,304 shares	5,375	5,360
Additional paid-in capital	17,573	17,391
Retained earnings	18,464	18,399
Stock held by deferred compensation plan; 2012 – 201,663 shares, 2011 – 197,111 shares	(1,913)	(1,856)
Unearned ESOP compensation	(1,925)	(2,081)
Accumulated other comprehensive loss	(1,015)	(920)
Treasury stock, at cost 2012 –3,157 shares, 2011 – 9,150 shares	(38)	(111)
Total stockholders’ equity	36,521	36,182
Total liabilities and stockholders’ equity	$460,316	$415,566

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest and dividend income
Loans, including fees	$4,158	$4,415	$12,537	$13,194
Taxable securities	151	356	605	1,113
Non-taxable securities	146	247	501	831
Federal funds sold	23	4	51	15
Dividends on Federal Home Loan Bank stock and other	70	49	175	168
Total interest and dividend income	4,548	5,071	13,869	15,321
Interest expense
Deposits
Demand	28	27	89	92
Savings	18	15	53	49
Time	512	698	1,660	2,143
Borrowings	394	401	1,176	1,333
Total interest expense	952	1,141	2,978	3,617
Net interest income	3,596	3,930	10,891	11,704
Provision for loan losses	268	401	769	1,543
Net interest income after provision for loan losses	3,328	3,529	10,122	10,161
Noninterest income
Service charges on deposit accounts	500	559	1,516	1,582
Realized gains on sales of securities	—	––	—	370
Realized gains on sales of loans	5	33	14	76
Realized losses on sales of other real estate and repossessed assets	—	(5)	(6)	(10)
BOLI benefit in excess of surrender value	—	––	—	100
Other income	218	245	616	673
Total noninterest income	723	832	2,140	2,791
Noninterest expense
Salaries and employee benefits	1,713	1,632	5,035	5,103
Occupancy and equipment	477	458	1,372	1,341
Professional services	197	262	545	690
Insurance	69	73	193	200
FDIC insurance	73	33	215	240
Franchise and other taxes	123	129	377	373
Advertising	160	61	316	184
Stationery and office supplies	61	75	173	175
Amortization of intangibles	29	29	89	89
Provision for losses on foreclosed real estate	26	––	78	49
Other expenses	554	548	1,503	1,623
Total noninterest expense	3,482	3,300	9,896	10,067
Income before federal income taxes	569	1,061	2,366	2,885
Federal income taxes	118	260	423	594
Net income	$451	$801	$1,943	$2,291
EARNINGS PER COMMON SHARE
Basic	$0.09	$0.16	$0.39	$0.47
Diluted	$0.09	$0.16	$0.39	$0.46
DIVIDENDS PER COMMON SHARE	$0.07	$0.14	$0.37	$0.42

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$451	$801	$1,943	$2,291

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on securities during the period, net of taxes of ($21), $45, ($49) and $335 for each respective period	(40)	87	(95)	651

Reclassification adjustment for realized gains included in income, net of taxes of $126 for the nine month period ended September 30, 2011		––	—	(244)

Comprehensive income	$411	$888	$1,848	$2,698

Accumulated comprehensive loss	$(1,015)	$(300)	$(1,015)	$(300)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Operating Activities
Net income	$1,943	$2,291
Items not requiring (providing) cash
Depreciation and amortization	705	725
Amortization of intangible asset	89	89
Expense related to share based compensation plans	159	160
Provision for loan losses	769	1,543
Provision for losses on foreclosed real estate	78	49
Increase in value of bank-owned life insurance	(282)	(182)
Realized gains on sales of securities	—	(370)
Amortization of premiums (discounts) on securities, net	(50)	(71)
Originations of loans held for sale	(771)	(4,805)
Proceeds from sale of loans held for sale	785	4,881
Realized gains on sales of loans	(14)	(76)
Amortization of ESOP	157	132
Realized losses on sales of other real estate and repossessed assets	6	10
Amortization of mortgage servicing rights	43	23
Net change in accrued interest receivable and other assets	219	(68)
Net change in accrued expenses and other liabilities	(431)	(336)

Net cash provided by operating activities	3,405	3,995

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	92,246	70,587
Purchases	(48,957)	(64,644)
Securities held to maturity:
Maturities, prepayments and calls	955	1,495
Proceeds from sale of held-to-maturity securities	—	302
Proceeds from sale of available for sale securities	—	8,886
Net change in loans	(3,239)	(1,832)
Net change in certificates of deposit in other financial institutions	—	2,564
Purchases of premises and equipment	(1,355)	(1,421)
Proceeds from disposal of premises and equipment	—	35
Proceeds from sale of other real estate and repossessed assets	467	183

Net cash provided by investing activities	40,117	16,155

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Financing Activities
Net change in deposits	$41,444	$(1,767)
Net change in short-term borrowings	3,738	2,092
Net change in long-term borrowings	(325)	(10,396)
Shares purchased for deferred compensation plan	53	72
Proceeds from purchase of shares by Dividend Reinvestment Plan	—	236
Cash dividends paid on common stock	(1,877)	(2,238)

Net cash provided by (used in) financing activities	43,033	(12,001)

Increase in Cash and Cash Equivalents	86,555	8,149
Cash and Cash Equivalents, Beginning of Period	15,681	10,935

Cash and Cash Equivalents, End of Period	$102,236	$19,084

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$3,015	$3,722

Federal income taxes paid	$485	$765

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$462	$545

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2012, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2011 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, The Citizens Savings Bank of Martins Ferry, Ohio (“the Bank” or “Citizens”). The Bank operates two divisions, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank. All intercompany transactions and balances have been eliminated in consolidation.

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

For the Three and Nine Months Ended September 30, 2012 and 2011

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

For the Three and Nine Months Ended September 30, 2012 and 2011

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

For the Three and Nine Months Ended September 30, 2012 and 2011

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the ESOP which are unallocated and not committed to be released and non-vested restricted stock. At September 30, 2012 and 2011, the ESOP held 194,988 and 218,627 unallocated shares, respectively, which were not included in weighted-average common shares outstanding. In addition at September 30, 2012 and 2011, the Company has 175,000 and 170,000 shares, respectively, of non vested restricted stock, which were not included in weighted-average common shares outstanding. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock compensation plans.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Basic
Net income (In thousands)	$451	$801	$1,943	$2,291
Dividends on non-vested restricted stock (In thousands)	(12)	(24)	(62)	(71)
Net earnings allocated to stockholders (In thousands)	$439	$777	$1,881	$2,220
Weighted average common shares outstanding	4,784,815	4,775,728	4,778,577	4,760,297
Basic earnings per common share	$0.09	$0.16	$0.39	$0.47

Diluted
Net income allocated to stockholders (In thousands)	$439	$777	$1,881	$2,220
Weighted average common shares outstanding for basic earnings per common share	4,784,815	4,775,728	4,778,577	4,760,297
Add: Dilutive effects of assumed exercise of stock options and restricted stock	69,826	46,432	70,602	40,253
Average shares and dilutive potential common shares	4,854,641	4,822,160	4,849,179	4,800,550

Diluted earnings per common share	$0.09	$0.16	$0.39	$0.46

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both September 30, 2012 and 2011, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

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

For the Three and Nine Months Ended September 30, 2012 and 2011

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2012
U.S. government agencies	$26,976	$94	$(7)	$27,063
State and political subdivisions	11,020	497		11,517
Equity securities	4	16	—	20

	$38,000	$607	$(7)	$38,600

Available-for-sale Securities:
December 31, 2011:
U.S. government agencies	$64,077	$98	$(7)	$64,168
State and political subdivisions	17,173	652	(8)	17,817
Equity securities	4	9	––	13

	$81,254	$759	$(15)	$81,998

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2012:
State and political subdivisions	$3,511	$76	$—	$3,587

December 31, 2011:
State and political subdivisions	$4,450	$147	$––	$4,597

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$675	$679	$749	$755
One to five years	2,419	2,522	1,785	1,848
Five to ten years	10,925	11,318	977	984
After ten years	23,977	24,061	—	—
	37,996	38,580	3,511	3,587

Equity securities	4	20	—	—

Totals	$38,000	$38,600	$3,511	$3,587

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $30.5 million and $58.2 million at September 30, 2012 and December 31, 2011, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Information with respect to sales of securities and resulting gross realized gains and losses was as follows:

	Nine months ended September 30
	2012	2011
	(In thousands)

Proceeds from sale	$—	$9,188
Gross gains	—	370
Gross losses	—	––

During the nine months ended September 30, 2011 the Company sold one security with an amortized cost of $295,000 resulting in a realized gain of approximately $7,000 and is included in the table above under gross gains. This security was classified on the books as “held to maturity” and was sold due to a credit quality down grade of the municipality issuer.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2012 and December 31, 2011, was $2.9 million and $6.3 million, which represented approximately 7% and 7%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

September 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Government agencies	$2,993	$(7)	$—	$—	$2,993	$(7)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Government agencies	$5,992	$(7)	$––	$––	$5,992	$(7)

State and political subdivisions	332	(8)	––	––	332	(8)

Total temporarily impaired securities	$6,324	$(15)	$––	$––	$6,324	$(15)

The unrealized losses on the Company’s investments in U.S. Government agency and municipal securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2012	2011
	(In thousands)

Commercial loans	$39,206	$35,387
Commercial real estate	142,781	148,052
Residential real estate	70,834	61,765
Installment loans	33,501	39,243

Total gross loans	286,322	284,447

Less allowance for loan losses	(2,773)	(2,921)

Total loans	$283,549	$281,526

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month periods ended September 30, 2012

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, July 1, 2012	$418	$1,622	$226	$99	$284	$2,649
Provision charged to expense	46	168	43	67	(56)	268
Losses charged off	(67)	(49)	(86)	(55)	––	(257)
Recoveries	83	7	22	1	––	113

Balance, September 30, 2012	$480	$1,748	$205	$112	$228	$2,773

Balance, January 1, 2012	$183	$2,321	$235	$95	$87	$2,921
Provision charged to expense	275	222	33	98	141	769
Losses charged off	(67)	(804)	(206)	(84)	––	(1,161)
Recoveries	89	9	143	3	––	244

Balance, September 30, 2012	$480	$1,784	$205	$112	$228	$2,773

Allowance:

Ending balance: individually evaluated for impairment	$409	$1,193	$––	$––	$––	$1,602

Ending balance: collectively evaluated for impairment	$71	$555	$205	$112	$228	$1,171

Loans:

Ending balance: individually evaluated for impairment	$1,068	$7,057	$––	$––	$––	$8,125

Ending balance: collectively evaluated for impairment	$38,138	$135,724	$33,501	$70,834	$––	$278,197

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

Allowance for Loan Losses

for the three and nine month periods ended September 30, 2011

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, July 1, 2011	$159	$1,967	$227	$77	$353	$2,783
Provision charged to expense	264	(136)	65	32	176	401
Losses charged off	(1)	(23)	(96)	(54)	––	(174)
Recoveries	17	7	22	5	––	51

Balance, September 30, 2011	$439	$1,815	$218	$60	$529	$3,061

Balance, January 1, 2011	$561	$1,566	$229	$140	$244	$2,740
Provision charged to expense	300	676	200	82	285	1,543
Losses charged off	(444)	(450)	(393)	(169)	––	(1,456)
Recoveries	22	23	182	7	––	234

Balance, September 30, 2011	$439	$1,815	$218	$60	$529	$3,061

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2011

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$59	$1,799	$––	$––	$––	$1,858

Ending balance: collectively evaluated for impairment	$124	$522	$235	$95	$87	$1,063

Loans:

Ending balance: individually evaluated for impairment	$637	$8,254	$––	$––	$––	$8,891

Ending balance: collectively evaluated for impairment	$34,750	$139,798	$39,243	$61,765	$––	$275,556

The following tables show the portfolio quality indicators.

	September 30, 2012
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$35,360	$130,792	$70,834	$33,423	$270,409
Special Mention	2,725	3,603	––	3	6,331
Substandard	1,121	8,009	––	75	9,205
Doubtful	––	377	––	––	377

	$39,206	$142,781	$70,834	$33,501	$286,322

	December 31, 2011
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$31,320	$133,949	$61,590	$39,161	$266,020
Special Mention	2,930	3,500	175	5	6,610
Substandard	882	6,924	––	77	7,883
Doubtful	255	3,679	––	––	3,934

	$35,387	$148,052	$61,765	$39,243	$284,447

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

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

Loan Portfolio Aging Analysis

As of September 30, 2012

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$22	$––	$81	$613	$716	$38,490	$39,206
Commercial real estate	103	––	377	1,434	1,914	140,867	142,781
Installment	117	88	––	94	299	70,535	70,834
Residential	748	396	––	1,419	2,563	30,938	33,501
Total	$990	$484	$458	$3,560	$5,492	$280,830	$286,322

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

Loan Portfolio Aging Analysis

As of December 31, 2011

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$661	$21	$80	$240	$1,002	$34,385	$35,387
Commercial real estate	485	––	––	2,677	3,162	144,890	148,052
Installment	405	53	5	71	534	38,709	39,243
Residential	1,038	81	––	1,867	2,986	58,779	61,765

Total	$2,589	$155	$85	$4,855	$7,684	$276,763	$284,447

Impaired Loans

	As of September 30, 2012			For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$364	$364	$––	$393	$5	$445	$23
Commercial real estate	3,312	4,067	––	2,160	78	2,404	164
Residential	––	––	––	19	––	19	––
	3,676	4,431	––	2,572	83	2,868	187
Loans with a specific valuation allowance:
Commercial	704	704	409	664	––	545	11
Commercial real estate	3,745	3,745	1,193	4,362	8	4,651	107
Residential	––	––	––	40	––	40	––
	4,450	4,449	1,602	5,066	8	5,236	118

Total:
Commercial	$1,068	$1,068	$409	$1,057	$5	$990	$34
Commercial real estate	$7,057	$7,812	$1,193	$6,522	$86	$7,055	$271
Residential	$––	$––	$––	$59	$––	$59	$––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

Impaired Loans

	As of December 31, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$532	$532	$––	$404	$—	$427	$2
Commercial real estate	1,805	1,805	––	1,211	13	1,212	38
Residential	––	––	––	41	––	41	––
	2,337	2,337	––	1,656	13	1,680	40

Loans with a specific valuation allowance:
Commercial	105	105	59	361	3	316	9
Commercial real estate	6,449	6,449	1,799	4,240	9	4,017	65
Residential	––	––	––	111	––	74	––
Residential	––	––	––	10	2	31	––
	6,554	6,554	1,858	4,722	14	4,438	76

Total:
Commercial	$637	$637	$59	$765	$3	$743	$11
Commercial real estate	$8,254	$8,254	$1,799	$5,451	$22	$5,229	$103
Residential	$––	$––	$––	$152	$––	$115	$––
Installment	$––	$––	$––	$10	$2	$31	$2

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

During the three and nine month periods ended September 30, 2012 and 2011, for the TDRs noted in the table below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the table are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	3	$152	$66
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Three Months ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	––	––	––
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

	Nine Months ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	3	$152	$66
Commercial real estate	2	74	16
Residential	––	––	––
Installment	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

	Nine Months ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	6	$108	$107
Commercial real estate	6	536	536
Residential	––	––	––
Installment	––	––	––

At September 30, 2012 and 2011 and for the nine and three months periods ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)

Service cost	$89	$76	$267	$228
Interest cost	45	43	135	129
Expected return on assets	(57)	(60)	(171)	(180)
Amortization of prior service cost and net loss	43	20	129	60

Pension expense	$120	$79	$360	$237

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2012	2011

	(In thousands)

Commitments to extend credit	$33,699	$30,028
Commitment to originate loans	14,837	11,000
Overdraft program and ready reserve lines	13,562	11,115
Standby letters of credit	666	962

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)

Net unrealized gain on securities available-for-sale	$600	$744
Net unrealized loss for unfunded status of defined benefit plan liability	(2,139)	(2,137)

	(1,539)	(1,393)
Tax effect	524	473

Net-of-tax amount	$(1,015)	$(920)

Note 7:	Fair Value Measurements

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

For the Three and Nine Months Ended September 30, 2012 and 2011

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012
U.S. government agencies	$27,063	$––	$27,063	$––
State and political subdivisions	11,517	––	11,517	––
Equity securities	20	20	––	––

December 31, 2011
U.S. government agencies	$64,168	$––	$64,168	$––
State and political subdivisions	17,817	––	17,817	––
Equity securities	13	13	––	––

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

For the Three and Nine Months Ended September 30, 2012 and 2011

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012
Impaired loans	$2,743	$––	$––	$2,743
Foreclosed assets held for sale	736	––	––	736

December 31, 2011
Impaired loans	$1,756	$––	$––	$1,746
Foreclosed assets held for sale	415	––	––	415

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 9/30/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)

Foreclosed assets held for sale	$736	Market comparable properties	Comparability adjustments	Not available

Collateral-dependent impaired loans	2,743	Market comparable properties	Marketability discount	10% – 35%

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012

Financial assets
Cash and cash equivalents	$102,236	$102,236	$––	$––
Held-to-maturity securities	3,511	––	3,587	––
Loan, net of allowance	283,549	––	––	282,488
Federal Home Loan Bank stock	4,810	––	4,810	––
Accrued interest receivable	1,191	––	1,191	––

Financial liabilities
Deposits	369,984	––	350,465	––
Short term borrowings	13,706	––	13,706	––
Federal Home Loan Bank Advances	32,625	––	36,066	––
Subordinated debentures	4,000	––	3,691	––
Interest payable	197	––	197	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

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

For the Three and Nine Months Ended September 30, 2012 and 2011

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2012 and December 31, 2011.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2012, as compared to December 31, 2011, and the results of operations for the three and nine months ended September 30, 2012, compared to the same periods in 2011. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s earnings for the nine months ended September 30, 2012 generated an annualized 0.61% return on average assets (“ROA”) and a 7.10% return on average equity (“ROE”) compared to 0.72% ROA and 8.39% ROE for the nine months ended September 30, 2011. Comparing the nine months ended September 30, 2012 to 2011, the Company’s net interest margin was 3.90% compared to 4.25%, a decrease of 35 basis points. This decrease in the margin resulted in an $815,000 drop in net interest income. Implementation of the government mandated regulations from the Dodd-Frank Act regarding our Courtesy Overdraft Program caused a reduction in customer service fees of approximately $169,000. This was offset by an increase in other service fees which resulted in a net reduction of $66,000 in service fee income for the nine months ended September 30, 2012. During this same period, the Company did not have the substantial gains that it had the previous year resulting from receiving a $100,000 BOLI benefit in excess of is surrender value and by recognizing a gain on sale of securities of $370,000 through liquidating its government sponsored mortgage–backed securities portfolio to take advantage of the favorable rate environment on these short term investments. The Company’s 2012 earnings were positively impacted by a period over period decrease of $775,000 in its provision for loan losses. This decrease in the provision for loan losses is directly attributed to the overall improvement in the credit quality of the loan portfolio. Net loans of $916,000 were charged off during the nine months ended September 30, 2012, a decrease of $305,000 from the prior year period. A single out of area loan relationship accounted for $755,000 of the net loan amount charged off. Excluding this individual loan loss, net loans charged off for the current nine month period were $161,000. Other real estate owned decreased $256,000 from September 30, 2011 to September 30, 2012 and nonaccrual loans to total loans decreased by 29 basis points or $702,000, going from 1.53% in 2011 to 1.24%. These improving trends relating to credit quality are very positive considering that the present level of nonaccrual loans to total loans is nearly half of that of our peer group. Another area trending in a positive direction is core funding. Total deposits increased $46.3 million from December 31, 2011 to September 30, 2012 with most of this growth occurring in low cost funding. As a result of the booming activity of the oil and gas industry within our market areas, the Company has experienced a higher than normal influx of funds. Some of these funds may be temporary in nature and it is projected that a portion of these funds will flow back out of the Company within the next three to six months. These deposit fluctuations are closely monitored and are incorporated into our monthly asset/liability and funds management strategy. Also, in order to capitalize on its opportunities, the Company has implemented a marketing strategy within the past three months focusing on attracting a larger percentage of low cost funding at each of its banking locations, while continuing to allow higher cost term funding to flow out. This will help lower the cost of funding in future periods. The Company has a significant present liquid position in cash-type investments which can be invested in future periods in higher yielding investments. Each of these opportunities has the potential to lead to higher levels of profitability.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

What we are seeing at present is the culmination of the monetary and regulatory burdens that have been placed upon the Company over the course of the last few years. Our weak economic recovery, the continuation of a zero rate monetary policy and the cumulative impact of the regulatory policies reducing our fee income opportunities and increasing our compliance expense collectively have led to our earnings performance being significantly impacted within these past nine months. The Federal Reserve’s explicit extension of its quest to keep interest rates at exceedingly low levels for the next three years may further erode our interest margin as higher yielding securities are called or mature and are replaced with lower yieldinginvestment opportunities in this lackluster economy. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank which has increased during the past nine months 552% to $102 million. With a 25 basis point return, this has impacted our third quarter earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields. Our original budget forecast did not anticipate the continuation of this zero-based monetary policy. On this basis, we continued to reward our shareholders with a high yielding dividend payment until this past quarter when we reduced our cash dividend payment by 50%. This action was taken with much consideration after it became apparent there would not be a normalization of interest rates as originally anticipated due to continuing changes in the policy of the Federal Reserve. At this moment the Company is not taking market risk by extending investment maturities for return until we gain a better understanding of our economy’s direction. For now we continue to aggressively and selectively make loans in the markets that we serve and consider this to be our only prudent and viable opportunity to generate an acceptable yield on our funds. We are pleased to report that gross loans are up $1.9 million, or 0.67%, during the past nine months with continued improvement in the credit quality of our loan portfolio

Forward-Looking Statements

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

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2012, gross loans were $286.3 million, compared to $284.4 million at December 31, 2011, an increase of $1.9 million. The overall increase in the loan portfolio was comprised of a $9.1 million increase in residential real estate loans, which were partially offset by a $5.7 million decrease in installment lending and a $1.5 million decrease in commercial and commercial real estate loans since December 31, 2011.

Commercial and commercial real estate loans comprised 63.4% of total loans at September 30, 2012, compared to 64.5% at December 31, 2011. Commercial and commercial real estate loans have decreased $1.5 million, or less than 1% since December 31, 2011. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Installment loans represented 11.7% of total loans at September 30, 2012 and 13.8% at December 31, 2011. Some of the installment loans are an indirect lending type of financing that carries somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $5.7 million, or 14.6%, since December 31, 2011. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations. Indirect installment loans are approximately 71.9% and 74.8% of the installment loan portfolio as of September 30, 2012 and December 31, 2011, respectively.

Residential real estate loans were 24.7% of total loans at September 30, 2012 and 21.7% at December 31, 2011, representing an increase of $9.1 million since December 31, 2011. As of September 30, 2012, the Bank has approximately $15.4 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $20.8 million at December 31, 2011. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At September 30, 2012, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.8 million at September 30, 2012, which represented 0.97% of total loans, and $2.9 million at December 31, 2011, or 1.03% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2012 were approximately $917,000 or 31.4%, of the beginning balance in the allowance for loan losses. Net loans charged off did decrease for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease in the provision for loan losses was primarily due to overall improvement in the credit quality of the loan portfolio. Net loans charged off decreased approximately $305,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. One out of area loan relationship accounted for $755,000 of the net loans charged off during the nine months ended September 30, 2012. Other real estate owned decreased $88,000 from December 31, 2011 to September 30, 2012. Nonaccrual loans to total loans decreased by 29 basis points, going from 1.52% in 2011 to 1.24% for the same period in 2012.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at September 30, 2012 decreased approximately $44.3 million from December 31, 2011 totals. With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the first nine months of 2012. The opportunities to reinvest these funds have been limited due to the historical low interest rates available on replacement investments.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2012, total core deposits increased approximately $50.1 million, or 17.3%. The Company’s savings accounts increased $8.6 million, or 14.9%, from December 31, 2011 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $53.4 million, while certificates of deposit under $100,000 decreased by $12.0 million, or 13.4%. As a result of the booming activity of the oil and gas industry within our market areas, the Company has experienced a higher than normal influx of funds. Some of these funds may be temporary in nature and it is projected that a portion of these funds will flow back out of the Company within the next three to six months.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2012, certificates of deposit greater than $100,000 decreased $8.6 million or 21.8%, from December 31, 2011 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, Treasury, Tax and Loan notes payable and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $3.7 million from December 31, 2011 totals.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Net Income

The net earnings of Company were $1,943,000 for the nine months ended September 30, 2012, compared to $2,291,000 for the nine months ended September 30, 2011. On a per share basis, the Company’s diluted earnings were $0.39 for the nine months ended September 30, 2012, as compared to $0.46 for the nine months ended September 30, 2011.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 6.9%, or $813,000, for the nine months ended September 30, 2012 compared to the same period in 2011.

Provision for Loan Losses

The provision for loan losses was $769,000 for the nine months ended September 30, 2012, compared to $1.5 million for the same period in 2011. As previously discussed, the decrease in the provision for loan losses was primarily due to overall improvement in the credit quality of the loan portfolio.

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

Noninterest income for the nine months ended September 30, 2012 was $2,140,000 a decrease of $651,000 or 23.3%, compared to $2,791,000 for the nine-month period ended September 30, 2011. A component of customer service fees are charges related to the Company’s courtesy overdraft program. As the Company has implemented government mandated regulations from the Dodd-Frank Act regarding its courtesy overdraft program, the Company has seen a reduction in customer service fees of approximately $159,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. During the nine months ended September 30, 2012 the Company did not sell any securities. In 2011, the Company sold its government sponsored mortgage–backed securities portfolio to take advantage of the favorable rate environment on these short term investments and provide liquidity to restructure the Company’s balance sheet. As a result1, the Company recognized a gain on sale of securities of $370,000 for the nine months ended September 30, 2011 and the Company received a $100,000 BOLI benefit in excess of surrender value.

Noninterest Expense

Noninterest expense was $9.9 million for the nine months ended September 30, 2012 a decrease of $171,000, or 1.7%, compared to the nine months ended September 30, 2011. Salaries and employee benefit expense decreased $68,000, or 1.3%, for the period ended September 30, 2012 compared to the same period in 2011. Professional fees decreased $145,000 for the nine month ended September 30, 2012, as compared to the same period in 2011 as a result of the decreased levels of foreclosed assets. Advertising expense increased $132,000 for the nine months ended September 30, 2012 compared to the same period in 2011. Beginning in 2012 the Company now utilizes a direct marketing firm as a part of a customer acquisition strategy over traditional methods of advertising. Deposit insurance premiums decreased $25,000 for the nine months ended September 30, 2012, as compared to the same period in 2011. During the nine months ended September 30, 2012, the Company also recorded a $78,000 impairment on the value of certain repossessed properties.

Federal Income Taxes

The provision for federal income taxes was $423,000 for the nine months ended September 30, 2012, a decrease of $171,000 compared to the same period in 2011. The effective tax rate was 17.9% and 20.6% for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, the Company recognized a tax benefit resulting from the resolution of a tax contingency, which reduced federal income taxes by approximately $110,000.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Net Income

For the three months ended September 30, 2012 the Company reported net earnings of $451,000, compared to $801,000 for the three months ended September 30, 2011. On a per share basis, the Company’s diluted earnings were $0.09 for the three months ended September 30, 2012, as compared to $0.16 for the three months ended September 30, 2011.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 8.5%, or $334,000 for the three months ended September 30, 2012 compared to the same period in 2011. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank which has increased during the past nine months 552% to $102 million. With a 25 basis point return, this has impacted our third quarter earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields. Our original budget forecast did not anticipate the continuation of this zero-based monetary policy.

Provision for Loan Losses

The provision for loan losses was $268,000 for the three months ended September 30, 2012, compared to $401,000 for the same period in 2011. As previously discussed, the decrease in the provision for loan losses was primarily due to overall improvement in the credit quality of the loan portfolio.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2012 was $723,000, a decrease of $109,000, or 13.1%, compared to $832,000 for the three-month period ended September 30, 2011. A component of customer service fees are charges related to the Company’s courtesy overdraft program. As the Company has implemented government mandated regulations from the Dodd-Frank Act regarding its courtesy overdraft program, the Company has seen a reduction in customer service fees of approximately $54,000 for the three months ended September 30, 2012 as compared to the same period in 2011.

Noninterest Expense

Noninterest expense was $3.5 million for the three months ended September 30, 2012 an increase of $182,000, compared to the three months ended September 30, 2011. Salaries and employee benefit expense increased $81,000, or 5.0%, for the three month period ended September 30, 2012, compared to the same period in 2011. This increase was primarily due to the Company’s increase in health care costs which renews July 1st of each year. Professional fees decreased $65,000 for the three month ended September 30, 2012, as compared to the same period in 2011 as a result of the decreased levels of foreclosed assets. Deposit insurance premiums decreased $40,000 for the three months ended September 30, 2012, as compared to the same period in 2011. The Company also recorded a $26,000 impairment on the value of certain repossessed properties.

Federal Income Taxes

The provision for federal income taxes was $118,000 for the three months ended September 30, 2012, a decrease of $142,000 compared to the same period in 2011. The effective tax rate was 20.7% and 24.5% for the three months ended September 30, 2012 and 2011, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $36.5 million at September 30, 2012 compared to $36.2 million at December 31, 2011, a $339,000 increase. Total average stockholders’ equity in relation to total average assets was 8.59% at September 30, 2012 and 8.52% at December 31, 2011. In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The following table illustrates the Company’s “well-capitalized” classification at September 30, 2012.

September 30,
2012
(Dollars in thousands)

Tier 1 capital	$39,777
Total risk-based capital	42,557
Risk-weighted assets	290,848
Average total assets	426,617

Total risk-based capital ratio	14.63%
Tier 1 risk-based capital ratio	13.68%
Tier 1 capital to average assets	9.32%

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

ITEM 4.         Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

 Part II – Other Information

ITEM 1.          Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.        Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2011, filed on March 23, 2012.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 7/1/2012 to 7/31/2012	––	––	––	––
Month #2 8/1/2012 to 8/31/2012	––	––	––	––
Month #3 9/1/2012 to 9/30/2012	––	––	––	––

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

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.          Mine Safety Disclosures

Not applicable.

ITEM 5.          Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101 **	The following material from United Bancorp’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections..

United Bancorp, Inc.

Part II – Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date:	November 13, 2012	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date:	November 13, 2012	By:	/s/Randall M. Greenwood
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