Form 10-K
period 2012-12-31
UNITED BANCORP INC /OH/
filed 2013-03-21
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☒

As of June 30, 2012 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $39,141,493 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,3721,808 common shares outstanding as of March 6, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 17, 2013 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2012 are incorporated by reference into Parts I and II.

PART I

Item 1	Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. At December 31, 2012 the Company has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS, or the Bank). The Bank operates two divisions for marketing purposes, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.

CITIZENS serves customers in northeastern, eastern, southeastern and south central Ohio and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and nineteen branches located in the counties mentioned above. CITIZENS offers full brokerage service through LPL Financial® member NASD/SIPC.

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

As of June 30, 2012, which is the most recent date for which the FDIC has compiled information regarding the market share of deposits held by each insured depository institution in the georgraphic markets in which iti operates, there were approximately 41 insured depository institutions (excluding credit unions) competing in the eight counties in which the Bank currently has branches. As of that date, the Company ranked 7th in total market share, with aggregate deposits of approximately $337.4 million.

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

Regulatory Reform

Overview. Congress, the U.S. Department of the Treasury (“Treasury”), and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. Beginning in late 2008, the U.S. and global financial markets experienced deterioration of the worldwide credit markets, which created significant challenges for financial institutions both in the United States and around the world. These actions included the adoption by Congress of both the Emergency Economic Stabilization Act of 2008 (“EESA”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”). The most recent significant piece of legislation adopted in response to this crisis was the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), which was signed into law by President Obama on July 21, 2010, and which is discussed more thoroughly below. .

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including insured depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. Federal regulators continue to implement many provisions of the Dodd-Frank Act. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks - large and small - adds another regulator to scrutinize and police financial activities. Oversight of all consumer financial protection functions have been transferred to the Bureau. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

The following discussion summarizes other significant aspects of the Dodd-Frank Act that may affect the Company and the Bank:

•	The deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;

•	The Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•	The prohibition on the payment of interest on business demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	The standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and unlimited deposit insurance on noninterest-bearing transaction accounts expired December 31, 2012;

•	Financial holding companies are required to be well-capitalized and well-managed and must continue to be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•	The Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

•	New corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•	The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	The authority of the FRB to examine financial holding companies and their non-bank subsidiaries was expanded.

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its subsidiaries, their respective customers or the financial services industry more generally. The Company is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements.

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

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of the Company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under the rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Liability for Banking Subsidiaries. Under the current Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support the Bank. This support may be required at times when the Company may not have the resources to provide it. In the event of the Company's bankruptcy, any commitment to a U.S. federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the DIF. Key requirement from the Dodd-Frank Act resulted in the FDIC’s adoption of new rules in February 2011 regarding Assessments, Dividends, Assessment Base, and Large Bank Pricing. The new rules implemented the following changes: (1) redefined the definition of an institution’s deposit insurance assessment base from one based on domestic deposits to one based on assets now defined as “average consolidated total assets minus average tangible equity”; (2) changed the assessment rate adjustments to better account for risk based on an institution’s funding sources; (3) revised the deposit insurance assessment rate schedule in light of the new assessment base and assessment rate adjustments; (4) implemented Dodd-Frank Act dividend provisions; (5) revised the large insured depository institution assessment system to better differentiate for risk and to take into account losses the FDIC may incur from large institution failures; and (6) provided technical and other changes to the FDIC’s assessment rules. Though deposit insurance assessments maintain a risk-based approach, the FDIC imposed a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. The rules became effective April 1, 2011 implementing the revised assessment rate schedule for the quarter beginning April 1, 2011.

Capital Requirements. The Federal Reserve Board, ODFI and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for CITIZENS and the Company involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against CITIZENS’s and Company’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder of total capital may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). CITIZENS anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2012, CITIZENS exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 13.7%, a Tier 1 risk-based capital ratio of 12.8% and a Tier 1 leverage ratio of 8.5%.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Company Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized;

significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2012, CITIZENS satisfied all requirements for inclusion in the “well capitalized” category.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. As described above, CITIZENS exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012.

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

Employees

The Company itself, as a holding company, has no compensated employees. CITIZENS has 116 full time employees, with 39 of these serving in a management capacity, and 36 part time employees.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 21 and 22 of our 2012 Annual Report, which is incorporated by reference.

II	Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2012 and 2011.

	December 31,
	2012	2011
	(In thousands)

Available for sale (at fair value)
U.S. Government agencies	$24,070	$64,168
State and political subdivisions	10,759	17,817
Equity securities	24	13

	$34,853	$81,998

Held to maturity (at cost)
State and political subdivisions	$2,768	$4,450

B	Contractual maturities of securities at year-end 2012 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
		(dollars in thousands)
Available for Sale

US Government agencies
5 - 10 Years	3,000	2,997	1.00%
Over 10 Years	20,980	21,073	1.65%

Total	23,980	24,070	1.57%

State and political subdivisions
Under 1 Year	256	263	5.16%
1 - 5 Years	3,156	3,311	5.57%
5 - 10 Years	6,933	7,185	6.01%

Total	10,345	10,759	5.86%

Equity securities
Equity securities	4	24	0.00%

Total securities available for sale	$34,329	$34,853	2.68%

Held to Maturity

State and political subdivisions
Under 1 Year	$1,322	$1,365	6.15%
1 - 5 Years	1,066	1,094	6.09%
5 - 10 Years	380	381	6.15%

Total securities held to maturity	$2,768	$2,840	6.13%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2012.

III Loan Portfolio

A	Types of Loans

The amounts of gross loans outstanding at December 31, 2012, 2011, 2010, 2009 and 2008 are shown in the following table according to types of loans:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)

Commercial loans	$47,130	$35,387	$32,153	$20,966	$19,493
Commercial real estate loans	144,144	148,052	136,369	129,757	120,648
Residential real estate loans	73,623	61,765	63,378	62,128	59,807
Installment loans	31,585	39,243	46,877	44,875	38,270

Total loans	$296,482	$284,447	$278,777	$257,726	$238,218

Construction loans were not significant at any date indicated above.

B	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2012 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$11,373	$22,317	$13,440	$47,130
Commercial real estate loans	8,119	15,253	120,772	144,144

Total	$19,492	$37,570	$134,212	$191,274

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2012 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$17,745	$18,012	$35,757
Commercial real estate loans	7,263	128,762	136,025

Total	$25,008	$146,774	$171,782

Variable rate loans are those loans with floating or adjustable interest rates.

C	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2012, 2011, 2010, 2009 and 2008:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)

Nonaccrual basis	$3,260	$4,855	$4,526	$5,426	$5,398
Accruing loans 90 days or greater past due	84	85	25	971	1,573
Impaired loans	6,958	8,891	7,274	4,728	7,523
Impaired loan with related allowance for unconfirmed losses	5,051	6,554	5,493	3,265	5,571
Impaired loan without related allowance for unconfirmed losses	1,907	2,337	1,781	1,463	1,952
Troubled debt restructings	854	466	—	—	—

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $340,000 and $515,000 for the years ended December 31, 2012 and 2011, respectively.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

2.	Potential Problem Loans

The Company had no potential problem loans as of December 31, 2012 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13,14,15 and 16 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2012 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2012, 2011, 2010, 2009 and 2008:

	2012	2011	2010	2009	2008
	(In thousands)
Loans
Gross loans outstanding	$296,482	$284,447	$278,777	$257,726	$238,218
Average loans outstanding	$282,735	$278,719	$263,480	$243,599	$235,670

Allowance for Loan Losses
Balance at beginning of year	$2,921	$2,740	$2,390	$2,770	$2,447
Loan charge-offs:
Commercial	67	616	256	125	92
Commercial real estate	1,166	758	775	1,038	94
Residential real estate	90	261	160	295	320
Installment	310	489	579	472	560
Total loan charge-offs	1,633	2,124	1,770	1,930	1,066

Loan recoveries
Commercial	90	25	37	18	12
Commercial real estate	9	54	3	8	—
Residential real estate	4	28	3	56	23
Installment	189	230	261	143	166
Total loan recoveries	292	337	304	225	201

Net loan charge-offs	1,341	1,787	1,466	1,705	865

Provision for loan losses	1,128	1,968	1,816	1,325	1,188

Balance at end of year	$2,708	$2,921	$2,740	$2,390	$2,770

Ratio of net charge-offs to average loans outstanding for the year	0.47%	0.64%	0.55%	0.70%	0.37%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2012, 2011, 2010, 2009 and 2008. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2012		2011		2010		2009		2008
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$598	15.90%	$183	12.44%	$561	11.53%	$263	8.13%	$331	8.18%
Commercial real estate	1,347	48.62%	2,321	52.05%	1,566	48.92%	1626	50.35%	2,046	50.65%
Residential real estate	116	24.83%	95	21.71%	140	22.73%	100	24.11%	153	25.11%
Installment	200	10.65%	235	13.80%	229	16.82%	251	17.41%	176	16.07%
General	447	N/A	87	N/A	244	N/A	150	N/A	64	N/A

Total	$2,708	100.00%	$2,921	100.00%	$2,740	100.00%	$2,390	100.00%	$2,770	100.00%

V	Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis” on pages 21 and 22 of our 2012 Annual Report, which is incorporated by reference.

B	Maturity analysis of time deposits greater than $100,000.

At December 31, 2012, the time to remaining maturity for time deposits in excess of $100,000 was:

(In thousands)

Three months or less	$4,630
Over three through six months	2,555
Over six through twelve months	6,564
Over twelve months	13,735

Total	$27,484

VI	Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2012	2011

Dividend Payout Ratio	85.71%	88.89%
Equity to Assets	8.36%	8.71%

For other ratios refer to the inside front cover of our 2012 Annual Report to Shareholders, incorporated herein by reference.

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2012	2011
	(Dollars in thousands)

Balance at December 31,	$10,681	$9,968
Weighted average interest rate at December 31	0.15%	0.18%
Average daily balance during the year	$11,525	$13,020
Average interest rate during the year	0.15%	0.18%
Maximum month-end balance during the year	$13,706	$15,704

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

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

James W. Everson	74	Chairman, President and Chief Executive Officer

Scott Everson	45	Executive Vice President and Chief Operating Officer

Randall M. Greenwood	49	Senior Vice President, Chief Financial Officer, Secretary /Treasurer

Seth R. Abraham	34	Vice President – Chief Human Resource Officer

Matthew F. Branstetter	45	Vice President – Chief Lending Officer

Elmer K. Leeper	46	Vice President – Chief Retail Banking Offier

Michael A. Lloyd	44	Vice President – Chief Information Officer

Lisa A. Basinger	52	Corporate Secretary

Each individual has held the position noted during the past five years, except for the following:

Matthew F. Branstetter	45	Vice President Chief Lending Officer

Seth R. Abraham	34	Vice President – Chief Human Resource Officer

Lisa A. Basinger	52	Corporate Secretary

Each of these Executive Officers are serving at-will in their current positions. The Officers have held the positions for the following time periods: James W. Everson, 30 years, Scott A. Everson , 11 years, Michael Lloyd, 10 years, Randall M. Greenwood, 15 years and Elmer K. Leeper, 7 years.

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

PART II

Item 5    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 7, “Shareholder Information” of the 2012 Annual Report To Shareholders and refer to Page 39, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2012 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #l 10/1/2012 to 10/31/2012	-	-	-	-
Month #2 11/1/2012 to 11/30/2012	10,060	$6.20	-	-
Month #3 12/1/2012 to 12/31/2012			-	-
Total	-	-	-	-

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. On November 9, 2012, the Plan issued a total of 10,721 common shares to participant accounts in exchange for the aggregate amount of $67,006 of deferred director fees. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof

Item 6	Selected Consolidated Financial Data

Refer to inside front cover, “Decade of Progress” of the 2012 Annual Report To Shareholders, which is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 12-17 and 21-24, “Management’s Discussion and Analysis” of the 2012 Annual Report To Shareholders.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Refer to Page 17-19 “Asset/Liability Management and Sensitivity to Market Risks” of the 2012 Annual Report to Shareholders, which is incorporated herein by reference.

Item 8	Financial Statements and Supplementary Data

Refer to the 2012 Annual Report To Shareholders, which is incorporated herein by reference.

Item 9	Changes In and Disagreements With Accountants

Not applicable.

Item 9A Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenstock Consulting LLC, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2012, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of § 240.13a-15 of this chapter. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

Item 11 Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	53,714	$10.34	315,000
Equity compensation plans not approved by security holders

Total	53,714	$10.34	315,000

Item 13 Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14 Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

Item 15 Exhibits and Financial Statement/Schedules

Financial Statements

(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 85 of the United Bancorp, Inc. 2012 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2012 and 2011

Consolidated Statements of Income

Years Ended December 31, 2012 and 2011

Consolidated Statement of Comprehensive Income

Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows

Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

 EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.4	Elmer K. Leeper Change in Control Agreement (3)

10.5	Matthew F. Branstetter Change in Control Agreement (3)

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, Jones, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd. (5)

10.10	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan.

10.11	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2012 Annual Report

21	Subsidiaries of the Registrant (5)

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

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

(Registrant) United Bancorp, Inc.

By:	/s/James W. Everson	March 21, 2013
James W. Everson, Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/James W. Everson	March 21, 2013
James W. Everson, Chairman, President & CEO

By:	/s/Scott A. Everson	March 21, 2013
Scott A. Everson, Executive Vice President & Chief Operating Officer

By:	/s/Randall M. Greenwood	March 21, 2013
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Terry A. McGhee	March 21, 2013
Terry A. McGhee, Director

By:	/s/John M. Hoopingarner	March 21, 2013
John M. Hoopingarner, Director

By:	/s/Richard L. Riesbeck	March 21, 2013
Richard L. Riesbeck, Director

By:	/s/Samual J. Jones	March 21, 2013
Samual J. Jones , Director

By:	/s/Matthew C. Thomas	March 21, 2013
Matthew C. Thomas, Director

Exhibit Number	Exhibit Description

10.10	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan.

13	2012 Annual Report

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.