Form 10-Q
period 2013-03-31
UNITED BANCORP INC /OH/
filed 2013-05-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-16540

UNITED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 10, 2013, 5,347,808 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

 Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$4,753	$4,889
Interest-bearing demand deposits	65,891	70,219
Cash and cash equivalents	70,644	75,108
Available-for-sale securities	29,646	34,853
Held-to-maturity securities	2,283	2,768
Loans, net of allowance for loan losses of $2,974 and $2,708 at March 31, 2013 and December 31, 2012, respectively	292,585	293,774
Premises and equipment	10,915	10,385
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	1,825	1,810
Intangible assets	275	305
Accrued interest receivable	1,194	1,076
Deferred income taxes	1,033	887
Bank-owned life insurance	11,128	11,034
Other assets	1,735	1,544
Total assets	$428,073	$438,354

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$175,475	$183,355
Savings	67,207	67,236
Time	93,450	99,825
Total deposits	336,132	350,416
Short-term borrowings	15,142	10,681
Federal Home Loan Bank advances	32,349	32,439
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	3,715	4,192
Total liabilities	391,338	401,728
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2013 –5,375,304 shares, 2012 – 5,375,304 shares	5,375	5,375
Additional paid-in capital	17,519	17,425
Retained earnings	18,633	18,544
Stock held by deferred compensation plan; 2013 –199,910 shares, 2012 – 195,965 shares	(1,819)	(1,778)
Unearned ESOP compensation	(1,782)	(1,823)
Accumulated other comprehensive loss	(1,161)	(1,087)
Treasury stock, at cost
2013 –2,496 shares, 2012 – 2,496 shares	(30)	(30)
Total stockholders’ equity	36,735	36,626
Total liabilities and stockholders’ equity	$428,073	$438,354

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

 Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2013 and 2012

(In thousands, except per share data)

(Unaudited)

	2013	2012
Interest and Dividend Income
Loans, including fees	$3,997	$4,218
Securities
Taxable	104	214
Non-taxable	116	195
Federal funds sold	40	10
Dividends on Federal Home Loan Bank and other stock	62	54
Total interest and dividend income	4,319	4,691
Interest Expense
Deposits	449	642
Borrowings	381	390
Total interest expense	830	1,032
Net Interest Income	3,489	3,659
Provision for Loan Losses	319	333
Net Interest Income After Provision for Loan Losses	3,170	3,326
Noninterest Income
Service charges on deposit accounts	492	531
Realized gains on sales of loans	26	4
Realized gains on sales of other real estate and repossessed assets	––	8
Other income	222	197
Total noninterest income	740	740
Noninterest Expense
Salaries and employee benefits	1,733	1,671
Occupancy and equipment	478	471
Professional services	163	186
FDIC insurance	82	74
Insurance	63	61
Franchise and other taxes	128	128
Advertising	122	70
Stationery and office supplies	45	67
Amortization of intangibles	30	30
Other expenses	564	476
Total noninterest expense	3,408	3,234

Income Before Federal Income Taxes	502	832
Provision for Federal Income Taxes	37	71
Net Income	$465	$761
Basic Earnings Per Share	$0.09	$0.15
Diluted Earnings Per Share	$0.09	$0.15
Dividends Per Share	$0.07	$0.14

See Notes to Condensed Consolidated Financial Statements

4

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012

Net Income	$465	$761

Other comprehensive loss, net of related tax effects:

Unrealized holding loss on securities during the period, net of tax benefits of ($38) and ($85) in 2013 and 2012, respectively	(75)	(166)

Comprehensive Income	$390	$595

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

 Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012
Operating Activities
Net income	$465	$761
Items not requiring (providing) cash
Depreciation and amortization	234	237
Amortization of intangible asset	30	30
Provision for loan losses	319	333
Amortization of premiums and discounts on securities, net	(10)	(19)
Gain on sale of loans	(26)	(4)
Increase in value of bank-owned life insurance	(94)	(90)
Amortization of mortgage servicing rights	6	18
Originations of loans held for sale	(1,106)	(344)
Proceeds from sale of loans held for sale	1,132	348
Gain on sale of foreclosed assets	––	(8)
Expense related to share-based compensation plans and ESOP	67	103
Net change in accrued interest receivable and other assets	(571)	(115)
Net change in accrued expenses and other liabilities	(325)	(746)

Net cash provided by operating activities	121	504

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	8,097	20,529
Purchases	(3,000)	(18,975)
Proceeds from maturity of held-to-maturity securities	490	265
Net change in loans	845	5,078
Proceeds from sale of foreclosed assets	36	144
Purchases of premises and equipment	(764)	(272)

Net cash provided by investing activities	5,704	6,769

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the Three Months Ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012
Financing Activities
Net change in deposits	$(14,284)	$12,714
Net change in short-term borrowings	4,461	3,279
Net change in long-term debt	(90)	(107)
Cash dividends paid	(376)	(749)
Shares purchased for deferred compensation plan	––	53

Net cash (used in) provided by financing activities	(10,289)	15,190

(Decrease) Increase in Cash and Cash Equivalents	(4,464)	22,463

Cash and Cash Equivalents, Beginning of Period	75,108	15,681

Cash and Cash Equivalents, End of Period	$70,644	$38,144

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$837	$1,041

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed real estate and other repossessed assets	$52	$81

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2013, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2012 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

For the Three Months Ended March 31, 2013 and 2012

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

For the Three Months Ended March 31, 2013 and 2012

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

For the Three Months Ended March 31, 2013 and 2012

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

For the Three Months Ended March 31, 2013 and 2012

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

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended March 31,
	2013	2012
	(In thousands, except share and per share data
Basic
Net income (In thousands)	$465	$761
Dividends on non-vested restricted stock	(12)	(24)
Net earnings allocated to stockholders	$453	$737
Weighted average common shares outstanding	4,809,538	4,771,033

Basic earnings per common share	$0.09	$0.15

Diluted
Net earnings allocated to stockholders	$453	$737

Weighted average common shares outstanding for basic earnings per common share	4,809,538	4,771,033

Add: Dilutive effects of assumed exercise of stock options and restricted stock	53,771	63,180

Average shares and dilutive potential common shares	4,863,309	4,834,213

Diluted earnings per common share	$0.09	$0.15

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both March 31, 2013 and 2012, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

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

Recent Accounting Pronouncements

FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU amends the guidance in the FASB Accounting Standards Codification (FASB ASC) Topic 220, entitled Comprehensive Income. The goal behind development of the ASU 2013-02 amendments is to improve the transparency of reporting reclassification out of accumulated other comprehensive income. For public companies, the ASU 2013-02 amendments are effective in reporting periods beginning after December 15, 2012. Earlier implementation of the guidance is allowed. The Company adopted FASB ASU 2013-02 as required, without a material effect on the Company’s financial condition or results of operations.

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2013
U.S. government agencies	$20,996	$21	$(1)	$21,016
State and political subdivisions	8,235	370	––	8,605
Equity securities	4	21	––	25

	$29,235	$412	$(1)	$29,646

Available-for-sale Securities:
December 31, 2012:
U.S. government agencies	$23,980	$93	$(3)	$24,070
State and political subdivisions	10,345	414	––	10,759
Equity securities	4	20	––	24

	$34,329	$527	$(3)	$34,853

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2013:
State and political subdivisions	$2,283	$56	$––	$2,339

December 31, 2012:
State and political subdivisions	$2,768	$72	$––	$2,840

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$257	$262	$1,328	$1,358
One to five years	3,490	3,642	836	861
Five to ten years	7,488	7,700	119	120
After ten years	17,996	18,017	––	––
	29,231	29,621	2,283	2,339

Equity securities	4	25	––	––

Totals	$29,235	$29,646	$2,283	$2,339

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $22.8 million and $25.5 million at March 31, 2013 and December 31, 2012, respectively.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2013 and December 31, 2012, was $3.0 million and $3.0 million, which represented approximately 9.40 % and 8.00%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

March 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$2,999	$(1)	$––	$––	$2,999	$(1)

December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$2,997	$(3)	$––	$––	$2,997	$(3)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2013	2012
	(In thousands)

Commercial loans	$48,959	$47,130
Commercial real estate	141,507	144,144
Residential real estate	74,741	73,623
Installment loans	30,352	31,585

Total gross loans	295,559	296,482

Less allowance for loan losses	(2,974)	(2,708)

Total loans	$292,585	$293,774

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

For the Three Months Ended March 31, 2013 and 2012

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2013

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, beginning of period	$598	$1,347	$200	$116	$447	$2,708
Provision charged to expense	186	138	29	2	(36)	319
Losses charged off	––	(19)	(97)	––	––	(116)
Recoveries	1	3	59	––	––	63

Balance, end of period	$785	$1,469	$191	$118	$411	$2,974

Ending balance: individually evaluated for impairment	$641	$1,052	$––	$––	$––	$1,693

Ending balance: collectively evaluated for impairment	$144	$417	$191	$118	$411	$1,281

Loans:

Ending balance: individually evaluated for impairment	$813	$7,569	$––	$––	$––	$8,382

Ending balance: collectively evaluated for impairment	$48,146	$133,938	$30,352	$74,741	$––	$287,177

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

Allowance for Loan Losses

for the period ended March 31, 2012

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, beginning of period	$183	$2,321	$235	$95	$87	$2,921
Provision charged to expense	285	(169)	(29)	28	218	333
Losses charged off	––	(338)	(66)	(26)	––	(430)
Recoveries	4	––	78	2	––	84

Balance, end of period	$472	$1,814	$218	$99	$305	$2,908

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2012

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$458	$916	$––	$––	$––	$1,374
Ending balance: collectively evaluated for impairment	$140	$431	$200	$116	$447	$1,334

Loans:

Ending balance: individually evaluated for impairment	$1,015	$5,943	$––	$––	$––	$6,958
Ending balance: collectively evaluated for impairment	$46,115	$138,201	$31,585	$73,623	$––	$289,524

The following tables show the portfolio quality indicators.

	March 31, 2013
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$45,305	$129,665	$74,741	$30,352	$280,063
Special Mention	2,841	2,587	––	––	5,428
Substandard	813	9,255	––	––	10,068
Doubtful	––	––	––	––	––

	$48,959	$141,507	$74,741	$30,352	$295,559

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

	December 31, 2012
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$43,364	$133,402	$73,623	$31,585	$281,974
Special Mention	2,698	3,005	––	––	5,703
Substandard	1,068	7,737	––	––	8,805
Doubtful	––	––	––	––	––

	$47,130	$144,144	$73,623	$31,585	$296,482

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

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

Loan Portfolio Aging Analysis

As of March 31, 2013

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$27	$––	$84	$901	$1,012	$47,947	$48,959
Commercial real estate	629	134	––	1,659	2,422	139,085	141,507
Installment	165	21	––	34	220	30,132	30,352
Residential	591	404	––	1,486	2,481	72,260	74,741

Total	$1,412	$559	$84	$4,080	$6,135	$289,424	$295,559

Loan Portfolio Aging Analysis

As of December 31, 2012

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$144	$––	$84	$541	$769	$46,361	$47,130
Commercial real estate	87	––	––	1,114	1,201	142,943	144,144
Installment	1,088	91	––	1,564	2,743	28,842	31,585
Residential	189	11	––	41	241	73,382	73,623

Total	$1,508	$102	$84	$3,260	$4,954	$291,528	$296,482

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

Impaired Loans

	As of March 31, 2013			Three Months Ended March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$111	$111	$––	$236	$1
Commercial real estate	2,027	2,039	––	1,824	11
Consumer	––	––	––	––	––
Residential	––	––		––	––
	2,138	2,150	––	2,060	12
Loans with a specific valuation allowance:
Commercial	702	702	641	678	4
Commercial real estate	5,542	5,542	1,052	4,970	50
Consumer	––	––	––	––	––
Residential	––	––	––	––	––
	6,244	6,244	1,693	5,648	54
Total:
Commercial	$813	$813	$641	$914	$5
Commercial real estate	$7,569	$7,581	$1,052	$6,794	$61
Consumer	$––	$––	$––	$––	$––
Residential	$––	$––	$––	$––	$––

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

	As of December 31, 2012			Three Months Ended March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$361	$361	$––	$642	$13
Commercial real estate	1,546	1,546	––	1,630	21
Consumer	––	––	––	––	––
Residential	––	––		––	––
	1,907	1,907	––	2,272	34
Loans with a specific valuation allowance:
Commercial	654	654	458	662	6
Commercial real estate	4,397	4,397	916	5,213	70
Consumer	––	––	––	––	––
Residential	––	––	––	––	––
	5,051	5,051	1,374	5,875	76
Total:
Commercial	$1,015	$1,015	$458	$1,304	$19
Commercial real estate	$5,943	$5,943	$916	$6,843	$91
Consumer	$––	$––	$––	$––	$––
Residential	$––	$––	$––	$––	$––

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

During the three month period ended March 31, 2013, for the TDRs noted in the table below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the table are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	––	$––	$––
Commercial real estate	1	333	313
Residential	––	––	––
Installment	––	––	––

Three Months Ended March 31, 2013
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$––	$––	$––	$––
Commercial real estate	––	313	––	313
Residential	––	––	––	––
Consumer	––	––	––	––

Loans that were modified in troubled debt restructurings and deemed impaired during the three months ending March 31, 2012 were immaterial to the financial statements. During the three months ended March 31, 2013, troubled debt restructurings described above increased the allowance for loan losses by $20,000.

At March 31, 2013 and 2012 and for three month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2013	2012
	(In thousands)

Service cost	$90	$89
Interest cost	41	45
Expected return on assets	(64)	(57)
Amortization of prior service cost and net loss	43	43

Pension expense	$110	$120

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)

Commercial loans unused lines of credit	$13,223	$12,987
Commitment to originate loans	6,594	7,816
Consumer open end lines of credit	32,439	32,419
Standby letters of credit	160	150

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)

Net unrealized gain on securities available-for-sale	$411	$524
Net unrealized loss for unfunded status of defined benefit plan liability	(2,169)	(2,169)

	(1,758)	(1,645)
Tax effect	597	558

Net-of-tax amount	$(1,161)	$(1,087)

Note 7:	Fair Value Measurements

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

For the Three Months Ended March 31, 2013 and 2012

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013
U.S. government agencies	$21,016	$––	$21,016	$––
State and political subdivisions	8,605	––	8,605	––
Equity securities	25	25	––	––

December 31, 2012
U.S. government agencies	$24,070	$––	$24,070	$––
State and political subdivisions	10,759	––	10,759	––
Equity securities	24	24	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Chief Lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Company’s Chief Lender by comparison to historical results.

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

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Company’s Chief lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender and are selected from the list of approved appraisers maintained by management.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013
Collateral dependent impaired loans	$1,398	$––	$––	$1,398
Foreclosed assets held for sale	52	––	––	52

December 31, 2012
Collateral dependent impaired loans	$3,573	$––	$––	$3,573
Foreclosed assets held for sale	736	––	––	736

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/13	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Foreclosed assets held for sale	$52	Market comparable properties	Selling costs	10% – 15%
Collateral-dependent impaired loans	$1,398	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at 12/31/12	Valuation Technique	Unobservable Inputs	Range
Foreclosed assets held for sale	$736	Market comparable properties	Selling costs	10% – 15%
Collateral-dependent impaired loans	3,573	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2013.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013

Financial assets
Cash and cash equivalents	$70,644	$70,644	$––	$––
Held-to-maturity securities	2,283	––	2,339	––
Loans, net of allowance	292,585	––	––	293,468
Federal Home Loan Bank stock	4,810	––	4,810	––
Accrued interest receivable	1,194	––	1,194	––

Financial liabilities
Deposits	336,132	––	330,995	––
Short term borrowings	15,142	––	15,142	––
Federal Home Loan Bank Advances	32,349	––	35,308	––
Subordinated debentures	4,000	––	3,712	––
Interest payable	186	––	186	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012:

Financial assets
Cash and cash equivalents	$75,108	$75,108	$—	$––
Held-to-maturity securities	2,768	––	2,840	––
Loans, net of allowance	293,774	—	––	295,134
Federal Home Loan Bank stock	4,810	––	4,810	––
Accrued interest receivable	1,076	––	1,076	––

Financial liabilities
Deposits	350,416	––	346,761	––
Short term borrowings	10,681	––	10,681	––
Federal Home Loan Bank Advances	32,439	––	35,649	––
Subordinated debentures	4,000	––	3,712	––
Interest payable	193	––	193	––

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2013 and December 31, 2012.

United Bancorp, Inc.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2013, as compared to December 31, 2012, and the results of operations for the three months ended March 31, 2013, compared to the same periods in 2012. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s net income realized in the first quarter of 2013 generated an annualized 0.43% return on average assets (“ROA”) and a 5.07% return on average equity (“ROE”) compared to 0.71% ROA and 8.41% ROE for the three months ended March 31, 2012. The Company’s net interest margin was 3.89% at March 31, 2013 compared to 3.97% at March 31, 2012, a decrease of 8 basis points. Government mandated regulations relating to the Dodd-Frank Act continued to have a negative impact on our Courtesy Overdraft Program as customer service fees realized were lower on a quarter over quarter basis by approximately $39,000. The Company’s first quarter 2013 earnings were positively impacted by a period over period decrease of $14,000 in its provision for loan losses. This decrease in the provision for loan losses is directly attributed to the continuing improvement in the overall credit quality of the loan portfolio. Net loans of $53,000 were charged off during the first quarter of 2013, a decrease of $293,000 from the first quarter of 2012. This improving trend of a dramatically lower level of net loans charged off is very positive and is directly reflected in the decrease of the provision for loan losses. As a result of the booming activity of the oil and gas industry within our market areas, the Company has experienced a higher than normal influx of funds. Some of these funds may be temporary in nature and it is projected that a portion of these funds will flow back out of the Company within the next three to six months. While total transactional and savings deposits decreased $7.9 million from December 31, 2012 to March 31, 2013, the cumulative trend in deposit growth has been positive over the prior twelve months. These deposit fluctuations are closely monitored and are incorporated into our monthly asset/liability and funds management strategy. Also, in order to capitalize on its opportunities, the Company implemented a marketing strategy in June 2012 focusing on attracting a larger percentage of low cost funding at each of its banking locations, while continuing to allow higher cost term funding to flow out. This will help lower the cost of funding on a going forward basis. This strategy is having a positive impact as non interest bearing demand balances are up by $4.3 million, or 6.27%, while higher costing time deposit balances are down by $6.4 million, or 6.39%, during the same linked quarter period. The Company continues to have a significant liquid position in cash-type investments which can be leveraged in future periods at higher yields when market conditions improve. Each of these opportunities has the potential to lead to higher levels of profitability for our company.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

During this time of economic uncertainty, we continue to pursue a conservative posture in managing our assets and liabilities. Due to the present interest rate environment being driven by the zero-rate monetary policy of the Federal Reserve, our current short term objective continues to be covering our overhead, maintaining our generous dividend payment, which has a current yield of 3.8%, and earning a limited return to our equity accounts until we see better opportunities to make sound investments without taking on excessive market risk. Not wanting to take undue interest rate risk, we are keeping a higher level of liquidity in short term, low yielding funds as Cash and due from the Federal Reserve Bank which was $ $70.6 million at March 31, 2013. The 25 basis point return that we are receiving on these funds is having a limiting effect on our earnings at present. In this current environment, we believe it is imprudent to stretch investment maturities for higher yields. As an alternative we are focused to aggressively, yet selectively, make loans in the markets that we serve and continue to see this as our only prudent and viable opportunity to generate an acceptable yield on our funds without adding to the risk position of our company. We are pleased to report that average loans were $295.8 million during the first quarter of 2013 compared to $281.5 million for the first quarter of 2012, up $14.3 million or 5.1%. The recent trend of exceptionally strong loan growth is highly encouraging and it is anticipated that this positive momentum will continue into this year with the additional resources that we have dedicated to our lending function over the past 12 months. Community banking continues to be under siege by current monetary policies and regulations which have the potential to shrink the number of banks in our country. We firmly believe that a community banking company as ours, with strong and conservative practices, will be positioned to weather this present storm and will be in a very sound position in future periods to grow and prosper. This structural soundness could lead to positive growth opportunities. Our company is blessed with a strong and talented management group that is poised for succession, a strong capital base and financial statement, the latest in high tech and efficient operating systems and a geographically diverse spread of twenty modern office locations over four distinct economic areas within Ohio. We take great pride in the fact that we are a strongly compliant SEC Registrant that is publically traded on the NASDAQ. Today, although we may be suffering a little ‘short term pain for long term gain’, our long term goal is to be a strong and profitable survivor in this presently changing banking environment and to reward our owners with solid growth in their shareholder value.

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

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At March 31, 2013, gross loans were $295.6 million, compared to $296.5 million at December 31, 2012, a decrease of $923,000. The overall decrease in the loan portfolio was comprised of an $808,000 decrease in commercial and commercial real estate loans and a $1.2 million decrease in installment lending and a $1.1 million increase in residential loans since December 31, 2012.

Commercial and commercial real estate loans comprised 64.4% of total loans at March 31, 2013, compared to 64.5% at December 31, 2012. Commercial and commercial real estate loans have decreased $808,000, or less than 1.0% since December 31, 2012. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Installment loans represented 10.3% of total loans at March 31, 2013 and 10.7% at December 31, 2012. Some of the installment loans are an indirect lending type of financing that carries somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $1.2 million, or 3.90%, since December 31, 2012. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations.

Residential real estate loans were 25.3% of total loans at March 31, 2013 and 24.8% at December 31, 2012, representing an increase of $1.1 million since December 31, 2012. As of March 31, 2013, the Bank has approximately $13.0 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $13.7 million at December 31, 2012. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At March 31, 2013, the Company did not hold any loans for sale.

The allowance for loan losses totaled $3.0 million at March 31, 2013, which represented 1.01% of total loans, and $2.7 million at December 31, 2012, or 0.91% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2013 were approximately $54,000 or 2.0%, of the beginning balance in the allowance for loan losses. Net loans charged off did decrease for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in the provision for loan losses was primarily due to overall improvement in the credit quality of the loan portfolio. Net loans charged off decreased approximately $292,000 for the three months ended March 31, 2013 as compared to the same period in 2012.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at March 31, 2013 decreased approximately $5.7 million from December 31, 2012 totals. With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the first three months of 2013. The opportunities to reinvest these funds have been limited due to the historical low interest rates available on replacement investments.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2013, total core deposits decreased approximately $10.6 million, or 3.3%. The Company’s savings accounts marginally decreased $29,000 from December 31, 2012 totals. The Company’s interest-bearing and non-interest bearing demand deposits decreased $7.9 million while certificates of deposit under $100,000 decreased by $2.7 million, or 3.8%. As a result of the booming activity of the oil and gas industry within our market areas, the Company had experienced a higher than normal influx of funds during 2012. As previously stated, some of these funds were temporary in nature and a portion of these funds did flow back out of the Company during the first quarter of 2013 as a result of income tax payments. The amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2013, certificates of deposit greater than $100,000 decreased $3.6 million or 13.2%, from December 31, 2012 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $4.5 million from December 31, 2012 totals.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Net Income

For the three months ended March 31, 2013 the Company reported net earnings of $465,000, compared to $761,000 for the three months ended March 31, 2012. On a per share basis, the Company’s diluted earnings were $0.09 for the three months ended March 31, 2013, as compared to $0.15 for the three months ended March 31, 2012.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 4.6%, or $170,000 for the three months ended March 31, 2013 compared to the same period in 2012. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our first quarter 2013 earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Provision for Loan Losses

The provision for loan losses was $319,000 for the three months ended March 31, 2013, compared to $333,000 for the same period in 2012. As previously discussed, the decrease in the provision for loan losses was primarily due to overall improvement in the credit quality of the loan portfolio.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income was $740,000 for the three-month periods ended March 31, 2013 and 2012. A component of customer service fees are charges related to the Company’s courtesy overdraft program. As the Company has implemented government mandated regulations from the Dodd-Frank Act regarding its courtesy overdraft program, the Company has seen a reduction in customer service fees of approximately $39,000 for the three months ended March 31, 2013 as compared to the same period in 2012.

Noninterest Expense

Noninterest expense was $3.4 million for the three months ended March 31, 2013 an increase of $174,000, compared to the three months ended March 31, 2012. Salaries and employee benefit expense increased $62,000, or 3.7%, for the three month period ended March 31, 2013, compared to the same period in 2012. This increase was primarily due to the Company’s increase in health care costs which renews July 1st of each year. Professional fees decreased $23,000 for the three month ended March 31, 2013, as compared to the same period in 2012 as a result of the decreased levels of foreclosed assets.

Federal Income Taxes

The provision for federal income taxes was $37,000 for the three months ended March 31, 2013, a decrease of $34,000 compared to the same period in 2012. The effective tax rate was 7.4% and 8.5 % for the three months ended March 31, 2013 and 2012, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $36.7 million at March 31, 2013 compared to $36.6 million at December 31, 2012, a $100,000 increase. Total average stockholders’ equity in relation to total average assets was 8.6% at March 31, 2013 and 8.4% at December 31, 2012. In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The following table illustrates the Company’s “well-capitalized” classification at March 31, 2013.

March 31,
2013
(Dollars in thousands)

Tier 1 capital	$41,610
Total risk-based capital	44,593
Risk-weighted assets	295,444
Average total assets	436,444

Total risk-based capital ratio	15.09%
Tier 1 risk-based capital ratio	14.08%
Tier 1 capital to average assets	9.53%

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

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, filed on March 21, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1
1/1/2013 to	––	––	––	––
1/31/2013
Month #2
2/1/2013 to	––	––	––	––
2/28/2013
Month #3
3/1/2013 to	––	––	––	––
3/31/2013

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders
(See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document (3)

EX 101.SCH	XBRL Taxonomy Extension Schema Document (3)

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Appendix C to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: May 13, 2013	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date: May 13, 2013	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.