Form 10-Q
period 2013-06-30
UNITED BANCORP INC /OH/
filed 2013-08-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2013

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

Yes ☐     No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 9, 2013, 5,362,807 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$5,080	$4,889
Interest-bearing demand deposits	53,478	70,219
Cash and cash equivalents	58,558	75,108

Available-for-sale securities	28,004	34,853
Held-to-maturity securities	2,289	2,768
Loans, net of allowance for loan losses of $3,268 and $2,708 at June 30, 2013 and December 31, 2012, respectively	292,804	293,774
Premises and equipment	11,046	10,385
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	2,350	1,810
Intangible assets	245	305
Accrued interest receivable	1,035	1,076
Deferred income taxes	1,250	887
Bank-owned life insurance	11,210	11,034
Other assets	988	1,544
Total assets	$414,589	$438,354

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$167,095	$183,355
Savings	68,438	67,236
Time	88,479	99,825
Total deposits	326,012	350,416

Short-term borrowings	12,228	10,681
Federal Home Loan Bank advances	32,254	32,439
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	3,671	4,192
Total liabilities	378,165	401,728

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 2013 –5,375,304 shares, 2012 – 5,375,304 shares	5,375	5,375
Additional paid-in capital	17,593	17,425
Retained earnings	18,727	18,544
Stock held by deferred compensation plan; 2013 –205,651 shares, 2012 – 195,965 shares	(1,847)	(1,778)
Unearned ESOP compensation	(1,742)	(1,823)
Accumulated other comprehensive loss	(1,581)	(1,087)
Treasury stock, at cost 2013 –12,246 shares, 2012 – 2,496 shares	(101)	(30)
Total stockholders’ equity	36,424	36,626
Total liabilities and stockholders’ equity	$414,589	$438,354

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$3,972	$4,161	$7,969	$8,379
Taxable securities	44	240	148	454
Non-taxable securities	118	160	234	355
Federal funds sold	37	18	77	28
Dividends on Federal Home Loan Bank stock and other	51	51	113	105
Total interest and dividend income	4,222	4,630	8,541	9,321
Interest expense
Deposits
Demand	26	31	54	61
Savings	7	18	15	35
Time	381	553	794	1,148
Borrowings	381	392	762	782
Total interest expense	795	994	1,625	2,026
Net interest income	3,427	3,636	6,916	7,295
Provision for loan losses	340	168	659	501
Net interest income after provision for loan losses	3,087	3,468	6,257	6,794
Noninterest income
Service charges on deposit accounts	587	485	1,079	1,016
Realized gains on sales of loans	24	5	50	9
Realized losses on sales of foreclosed assets	(15)	(14)	(15)	(6)
Other income	201	201	423	398
Total noninterest income	797	677	1,537	1,417
Noninterest expense
Salaries and employee benefits	1,682	1,651	3,415	3,322
Net occupancy and equipment expense	447	424	925	895
Provision for impairment on foreclosed real estate	10	52	10	52
Professional services	245	162	408	348
Insurance	74	63	137	124
Deposit insurance premiums	74	68	156	142
Franchise and other taxes	127	127	255	254
Advertising	103	86	225	156
Stationery and office supplies	45	45	90	112
Amortization of intangible asset	30	29	59	59
Other expenses	497	473	1,062	950
Total noninterest expense	3,334	3,180	6,742	6,414
Income before federal income taxes	550	965	1,052	1,797
Federal income taxes	81	234	118	305
Net income	$469	$731	$934	$1,492

EARNINGS PER COMMON SHARE
Basic	$0.10	$0.15	$0.19	$0.30
Diluted	$0.09	$0.15	$0.19	$0.30
DIVIDENDS PER COMMON SHARE	$0.07	$0.14	$0.14	$0.28

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$469	$731	$934	$1,492

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(217), $57, $(256) and $(28) for each respective period	(420)	111	(494)	(55)

Comprehensive income	$49	$842	$440	$1,437

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

 Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2012
Operating Activities
Net income	$934	$1,492
Items not requiring (providing) cash
Amortization of premiums and discounts on securities, net	(17)	(38)
Depreciation and amortization	473	472
Amortization of intangible asset	59	59
Expense related to share based compensation plans	100	105
Expense related to ESOP	81	107
Provision for loan losses	659	501
Provision for losses on foreclosed real estate	10	52
Increase in value of bank-owned life insurance	(176)	(177)
Gain on sale of loans	(50)	(9)
Proceeds from sale of loans	1,751	560
Loans originated for sale	(1,701)	(551)
Loss on sale of foreclosed assets	15	6
Amortization of mortgage servicing rights	12	33
Net change in accrued interest receivable and other assets	300	57
Net change in accrued expenses and other liabilities	(391)	(323)

Net cash provided by operating activities	2,059	2,346

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	24,104	64,615
Purchases	(18,000)	(48,973)
Securities held to maturity:
Maturities, prepayments and calls	490	765
Net change in loans	(333)	3,732
Purchases of premises and equipment	(1,134)	(1,154)
Proceeds from sale of foreclosed assets	128	467

Net cash provided by investing activities	5,255	19,452

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2012
Financing Activities
Net change in deposits	$(24,404)	$7,575
Net change in short-term borrowings	1,547	965
Net change in long-term borrowings	(185)	(209)
Shares purchased for deferred compensation plan	—	53
Treasury stock purchases	(71)	—
Cash dividends paid on common stock	(751)	(1,501)

Net cash (used in) provided by financing activities	(23,864)	6,883

(Decrease) Increase in Cash and Cash Equivalents	(16,550)	28,681
Cash and Cash Equivalents, Beginning of Period	75,108	15,681

Cash and Cash Equivalents, End of Period	$58,558	$44,362

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,684	$2,053

Federal income taxes paid	$310	$380

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$694	$364

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2013, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2012 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

For the Three and Six Months Ended June 30, 2013 and 2012

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

For the Three and Six Months Ended June 30, 2013 and 2012

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

For the Three and Six Months Ended June 30, 2013 and 2012

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

For the Three and Six Months Ended June 30, 2013 and 2012

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Basic
Net income	$469	$731	$934	$1,492
Dividends on non-vested restricted stock	(12)	(26)	(24)	(50)
Net income allocated to stockholders	$457	$705	$910	$1,442
Weighted average common shares outstanding	4,802,987	4,781,770	4,806,244	4,775,423
Basic earnings per common share	$0.10	$0.15	$0.19	$0.30

Diluted
Net income allocated to stockholders	$457	$705	$910	$1,442
Weighted average common shares outstanding for basic earnings per common share	4,802,987	4,781,770	4,806,244	4,775,423
Add: Dilutive effects of assumed exercise of stock options and restricted stock	59,923	80,499	59,924	77,758
Average shares and dilutive potential common shares	4,862,910	4,862,269	4,866,168	4,853,181

Diluted earnings per common share	$0.09	$0.15	$0.19	$0.30

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both June 30, 2013 and 2012, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2013
U.S. government agencies	$21,000	$—	$(490)	$20,510
State and political subdivisions	7,226	247	—	7,473
Equity securities	4	17	—	21

	$28,230	$264	$(490)	$28,004

Available-for-sale Securities:
December 31, 2012:
U.S. government agencies	$23,980	$93	$(3)	$24,070
State and political subdivisions	10,345	414	—	10,759
Equity securities	4	20	—	24

	$34,329	$527	$(3)	$34,853

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2013:
State and political subdivisions	$2,289	$41	$—	$2,330

December 31, 2012:
State and political subdivisions	$2,768	$72	$—	$2,840

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$488	$493	$1,334	$1,353
One to five years	4,944	5,063	955	977
Five to ten years	16,794	16,543	—	—
After ten years	6,000	5,884	—	—

Equity securities	4	21	—	—

Totals	$28,230	$28,004	$2,289	$2,330

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $25.2 million and $25.5 million at June 30, 2013 and December 31, 2012, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2013 and December 31, 2012, was $18.5 million and $3.0 million, which represented approximately 66.00 % and 8.00%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result on an increase in longer term interest rates during second quarter of 2013.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

June 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$18,510	$(490)	$—	$—	$18,510	$(490)

December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$2,997	$(3)	$—	$—	$2,997	$(3)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2013	2012
	(In thousands)

Commercial loans	$51,330	$47,130
Commercial real estate	139,360	144,144
Residential real estate	76,055	73,623
Installment loans	29,327	31,585

Total gross loans	296,072	296,482

Less allowance for loan losses	(3,268)	(2,708)

Total loans	$292,804	$293,774

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

For the Three and Six Months Ended June 30, 2013 and 2012

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2013

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:

Balance, April 1, 2013	$785	$1,469	$191	$118	$411	$2,974
Provision charged to expense	2	161	9	16	152	340
Losses charged off	—	(18)	(64)	(15)	—	(97)
Recoveries	1	4	45	1	—	51
Balance, June 30, 2013	$788	$1,616	$181	$120	$563	$3,268

Balance, January 1, 2013	$598	$1,347	$200	$116	$447	$2,708
Provision charged to expense	188	299	38	18	116	659
Losses charged off	—	(37)	(161)	(15)	—	(213)
Recoveries	2	7	104	1	—	114

Balance, June 30, 2013	$788	$1,616	$181	$120	$563	$3,268
Ending balance: individually evaluated for impairment	$640	$1,213	$—	$—	$—	$1,853
Ending balance: collectively evaluated for impairment	$148	$403	$181	$120	$563	$1,415

Loans:

Ending balance: individually evaluated for impairment	$754	$6,717	$—	$—	$—	$7,471
Ending balance: collectively evaluated for impairment	$50,576	$132,643	$29,327	$76,055	$—	$288,601

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

Allowance for Loan Losses for the three and six month periods ended June 30, 2012

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Balance, April 1, 2012	$472	$1,814	$218	$99	$305	$2,908

Provision charged to expense	(56)	223	20	2	(21)	168
Losses charged off	—	(417)	(54)	(3)	—	(474)
Recoveries	2	2	42	1	—	47

Balance, June 30, 2012	$418	$1,622	$226	$99	$284	$2,649

Balance, January 1, 2012	$183	$2,321	$235	$95	$87	$2,921
Provision charged to expense	229	54	(10)	31	197	501
Losses charged off	—	(755)	(120)	(29)	—	(904)
Recoveries	6	2	121	2	—	131

Balance, June 30, 2012	$418	$1,622	$226	$99	$284	$2,649

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2012

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$458	$916	$—	$—	$—	$1,374
Ending balance: collectively evaluated for impairment	$140	$431	$200	$116	$447	$1,334

Loans:

Ending balance: individually evaluated for impairment	$1,015	$5,943	$—	$—	$—	$6,958
Ending balance: collectively evaluated for impairment	$46,115	$138,201	$31,585	$73,623	$—	$289,524

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

The following tables show the portfolio quality indicators.

	June 30, 2013
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$47,748	$128,527	$76,055	$29,327	$281,657
Special Mention	2,829	4,024	—	—	6,853
Substandard	247	6,809	—	—	7,056
Doubtful	506	—	—	—	506

	$51,330	$139,360	$76,055	$29,327	$296,072

	December 31, 2012
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$43,364	$133,402	$73,623	$31,585	$281,974
Special Mention	2,698	3,005	—	—	5,703
Substandard	1,068	7,737	—	—	8,805
Doubtful	—	—	—	—	—

	$47,130	$144,144	$73,623	$31,585	$296,482

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

For the Three and Six Months Ended June 30, 2013 and 2012

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of June 30, 2013

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$90	$—	$84	$891	$1,065	$50,265	$51,330
Commercial real estate	297	122	—	1,064	1,483	137,877	139,360
Installment	819	315	—	1,538	2,672	26,655	29,327
Residential	284	14	—	72	370	75,685	76,055
Total	$1,490	$451	$84	$3,565	$5,590	$290,482	$296,072

Loan Portfolio Aging Analysis

As of December 31, 2012

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$144	$—	$84	$541	$769	$46,361	$47,130
Commercial real estate	87	–	—	1,114	1,201	142,943	144,144
Installment	1,088	91	—	1,564	2,743	28,842	31,585
Residential	189	11	—	41	241	73,382	73,623
Total	$1,508	$102	$84	$3,260	$4,954	$291,528	$296,482

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

Impaired Loans

	As of June 30, 2013			For the three months ended June 30, 2013		For the six months ended June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$84	$84	$—	$93	$—	$84	$1
Commercial real estate	1,264	1,276	—	1,269	17	1,266	28
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	1,348	1,360	—	1,362	17	1,350	29
Loans with a specific valuation allowance:
Commercial	670	670	640	673	2	669	6
Commercial real estate	5,453	5,453	1,213	5,597	76	5,594	126
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	6,123	6,123	1,853	6,270	78	6,263	132

Total:
Commercial	$754	$754	$640	$766	$2	$753	$7
Commercial real estate	$6,717	$6,729	$1,213	$6,866	$93	$6,860	$154
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

	As of December 31, 2012			For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$361	$361	$—	$606	$16	$446	$18
Commercial real estate	1,546	1,546	—	2,394	54	2,715	86
Residential	—	—	—	—	—	—	—
Installment	—	—		—	—	—	—
	1,907	1,907	—	3,000	69	3,161	157
Loans with a specific valuation allowance:
Commercial	654	654	458	661	9	664	11
Commercial real estate	4,397	4,397	916	5,061	85	4,362	99
Residential	—	—	—	—	—	—	—
	—	—	—	—	—	—	—
	5,051	5,051	1,374	5,722	93	5,026	110
Total:
Commercial	$1,015	$1,015	$458	$1,267	$25	$1,110	$29
Commercial real estate	$5,943	$5,943	$916	$7,455	$139	$7,077	$185
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months Ended June 30, 2013
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Six Months ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	1	333	313
Residential	—	—	—
Installment	—	—	—

Six Months Ended June 30, 2013
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	333	—	333
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

Three Months ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months Ended June 30, 2012
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Six Months ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	1	24	—
Residential	—	—	—
Installment	—	—	—

Six Months Ended June 30, 2012
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	24	—	24
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

During the six months ended June 30, 2013, troubled debt restructurings described above increased the allowance for loan losses by $20,000. During the six months ended June 30, 2012, troubled debt restructurings described above increased the allowance for loan losses by $24,000.

At June 30, 2013 and 2012 and for three and six month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)

Service cost	$90	$89	$180	$178
Interest cost	41	45	82	90
Expected return on assets	(64)	(57)	(128)	(114)
Amortization of prior service cost and net loss	43	43	86	86

Pension expense	$110	$120	$220	$240

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)

Commercial loans unused lines of credit	$15,173	$12,987
Commitment to originate loans	7,525	7,816
Consumer open end lines of credit	34,829	32,419
Standby letters of credit	150	150

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)

Net unrealized gain on securities available-for-sale	$(226)	$524
Net unrealized loss for unfunded status of defined benefit plan liability	(2,169)	(2,169)

	(2,395)	(1,645)
Tax effect	814	558

Net-of-tax amount	$(1,581)	$(1,087)

Note 7:	Fair Value Measurements

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

For the Three and Six Months Ended June 30, 2013 and 2012

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013
U.S. government agencies	$20,510	$—	$20,510	$—
State and political subdivisions	7,473	—	7,473	—
Equity securities	21	21	—	—

December 31, 2012
U.S. government agencies	$24,070	$—	$24,070	$—
State and political subdivisions	10,759	—	10,759	—
Equity securities	24	24	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013
Collateral dependent impaired loans	$1,337	$—	$—	$1,337
Foreclosed assets held for sale	185	—	—	185

December 31, 2012
Collateral dependent impaired loans	$3,573	$—	$—	$3,573
Foreclosed assets held for sale	736	—	—	736

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 6/30/13	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Foreclosed assets held for sale	$185	Market comparable properties	Selling costs	10% – 15%

Collateral-dependent impaired loans	$1,337	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at 12/31/12	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Foreclosed assets held for sale	$736	Market comparable properties	Selling costs	10% – 15%

Collateral-dependent impaired loans	3,573	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2013.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013

Financial assets
Cash and cash equivalents	$58,558	$58,558	$—	$—
Held-to-maturity securities	2,289	—	2,330	—
Loans, net of allowance	292,804	—	—	293,599
Federal Home Loan Bank stock	4,810	—	4,810	—
Accrued interest receivable	1,035	—	1,035	—

Financial liabilities
Deposits	326,012	—	314,360	—
Short term borrowings	12,228	—	12,228	—
Federal Home Loan Bank Advances	32,254	—	34,502	—
Subordinated debentures	4,000	—	3,712	—
Interest payable	170	—	170	—

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012:

Financial assets
Cash and cash equivalents	$75,108	$75,108	$—	$—
Held-to-maturity securities	2,768	—	2,840	—
Loans, net of allowance	293,774	—	—	295,134
Federal Home Loan Bank stock	4,810	—	4,810	—
Accrued interest receivable	1,076	—	1,076	—

Financial liabilities
Deposits	350,416	—	346,761	—
Short term borrowings	10,681	—	10,681	—
Federal Home Loan Bank Advances	32,439	—	35,649	—
Subordinated debentures	4,000	—	3,712	—
Interest payable	193	—	193	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2013 and December 31, 2012.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2013, as compared to December 31, 2012, and the results of operations for the three and six months ended June 30, 2013, compared to the same periods in 2012. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s net income realized in the second quarter of 2013 generated an annualized 0.44% return on average assets (“ROA”) and a 5.15% return on average equity (“ROE”) compared to 0.70% ROA and 8.21% ROE for the three months ended June 30, 2012. On a linked quarter basis, the Company’s ROA and ROE were up slightly. The Company’s year over year numbers were impacted by the previously reported conservative posturing relating to the management of its investment portfolio due to the Government’s ongoing zero rate monetary policy. The current Federal Reserve monetary policy now in its fifth year has made it extremely risky for a financial institution to generate a normalized historic return without taking on an excessive amount of interest rate risk. With the Federal Reserve’s present monetary policy leading to higher yielding securities being called, the Company’s six-month average investments declined $53.0 Million from June 30, 2012 to the same period in 2013, reducing the net interest margin to 3.59% as of June 30, 2013 compared to 3.94% for the period ended June 30, 2012. This decline in margin is attributed to the continued downward re-pricing of its assets in this continued low rate environment. As securities were called, the Company’s liquidity was invested in short term, lower yielding investment alternatives such as Cash and Due from the Federal Reserve Bank which increased on a six month average balance comparison by $36.3 million from June 30, 2012 to June 30, 2013. To help offset the downward pressure on the margin, the Company continued its focus on putting funds to work in higher yielding quality loans. Gross loans were up $16.6 million on a year over year basis to a level of $296.1 million. During this same period, the Company’s credit quality improved as non-accrual loans were down $340,000 to a level of $3.6 million and net loans charged off were down by over $673,000 to a level of $100,000. With this improvement in credit quality, the Company continued to provide a provision for loan losses which was $659,000 as June 30, 2013 compared to $501,000 as of June 30, 2012, an increase of $158,000. The provision for loan losses increased due to the credit uncertainty of several commercial relationships. This increased provision brought the total allowance for loan losses to total loans to a level of 1.10% and the total allowance for loan losses to non-accrual loans to 92%, both respectively increasing from levels of 0.95% and 68% as of June 30, 2012. With this continued improving trend of the overall credit quality, the Company projects a decrease of the provision for loan losses which will have a positive impact on future earnings. On the liability side of the balance sheet, the Company continued to see a positive return on its strategy of attracting lower cost funding while allowing higher cost funding to run off. Low cost funding consisting of interest bearing demand and savings deposits increased by over $22.0 million from June 30, 2012 to June 30, 2013 as higher costing time deposit balances decreased by over $28.3 million during this same period. A positive effect of attracting a higher level of transaction accounts was the Company’s service charges on deposit accounts increased by more than $94,000 on a linked quarter basis from March to June, 2013. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income. From year to date 2012 to year to date 2013, non-interest expense increased on a year over year basis by $327,000 or 5.11%. This increase is attributed to several factors including: higher incentives paid to loan officers relating to the increase in loan originations; ever-increasing health care and benefits costs; and the acquiring and opening of the Company’s new Retail Banking and Training Center located on the west-side of the highly appealing St. Clairsville, Ohio. With this new facility which opened during the second quarter of 2013, the significant liquid position in cash-type investments that can be invested in future periods at higher yields as market conditions improve, and the potential of a lower loan loss provision, we are projecting a continuing improvement in our profitability.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Our mantra in our shareholder communications for the past three quarters has centered on the fact we are managing our balance sheet causing ‘short term pain for long term gain’. As stated above, our conservative risk management of keeping our liquidity in lower yielding short term investments has stifled our recent earnings reports, yet continues to be prudent with the anticipation of interest rate increases as the Federal Reserve eases out of its current monetary policy. At present, we continue to aggressively make loans in our banking communities and resist seeking a higher return by stretching maturities on our investment portfolio until we have a clearer definition of the Federal Reserve’s direction. By investing in longer maturities today, we would expose our shareholders to losses in capital and earnings when interest rates normalize. We continue to be satisfied to cover our overhead, provide for a proper amount of capital and reserves and make our dividend payment which is generous in today’s market with a current yield of 3.9%. We project our strategy will be proven right as inflation and higher interest rates return, bringing our shareholders the gain we are postured to earn.

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

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2013, gross loans were $296.1 million, compared to $296.5 million at December 31, 2012, a decrease of $410,000. The overall decrease in the loan portfolio was comprised of a $584,000 decrease in commercial and commercial real estate loans and a $2.3 million decrease in installment lending and a $2.4 million increase in residential loans since December 31, 2012.

Commercial and commercial real estate loans comprised 64.4% of total loans at June 30, 2013, compared to 64.5% at December 31, 2012. Commercial and commercial real estate loans have decreased $584,000, or less than 1% since December 31, 2012. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Installment loans represented 9.9% of total loans at June 30, 2013 and 10.7% at December 31, 2012. Some of the installment loans are an indirect lending type of financing that carries somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $2.3 million, or 7.2%, since December 31, 2012. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations.

Residential real estate loans were 25.6% of total loans at June 30, 2013 and 24.8% at December 31, 2012, representing an increase of $2.4 million since December 31, 2012. As of June 30, 2013, the Bank has approximately $12.4 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $13.8 million at December 31, 2012. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At June 30, 2013, the Company did not hold any loans for sale.

The allowance for loan losses totaled $3.3 million at June 30, 2013, which represented 1.10% of total loans, and $2.7 million at December 31, 2012, or 0.91% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2013 were approximately $100,000 or 3.7%, of the beginning balance in the allowance for loan losses. Net loans charged off did decrease for the six months ended June 30, 2013 as compared to the same period in 2012. Net loans charged off decreased approximately $673,000 for the six months ended June 30, 2013 as compared to the same period in 2012.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at June 30, 2013 decreased approximately $7.3 million from December 31, 2012 totals. With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the six months of 2013. The opportunities to reinvest these funds have been limited due to the historical low interest rates available on replacement investments.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2013, total core deposits decreased approximately $19.0 million, or 5.9%. The Company’s savings accounts increased $1.2 million or 1.8% from December 31, 2012 totals. The Company’s interest-bearing and non-interest bearing demand deposits decreased $16.3 million while certificates of deposit under $100,000 decreased by $5.9 million, or 8.2%. As a result of the booming activity of the oil and gas industry within our market areas, the Company had experienced a higher than normal influx of funds during 2012. As previously stated, some of these funds were temporary in nature and a portion of these funds did flow back out of the Company during the first six months of 2013 as a result of income tax payments. The amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2013, certificates of deposit greater than $100,000 decreased $5.5 million or 19.8%, from December 31, 2012 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $1.5 million from December 31, 2012 totals.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Net Income

For the six months ended June 30, 2013 the Company reported net earnings of $934,000, compared to $1,492,000 for the six months ended June 30, 2012. On a per share basis, the Company’s diluted earnings were $0.19 for the six months ended June 30, 2013, as compared to $0.30 for the six months ended June 30, 2012.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 5.2%, or $379,000 for the six months ended June 30, 2013 compared to the same period in 2012. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our 2013 earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Provision for Loan Losses

The provision for loan losses was $659,000 for the six months ended June 30, 2013, compared to $501,000 for the same period in 2012. While the overall credit quality of the Company has improved, the increase in the provision for loan losses was primarily due to credit uncertainty of several commercial relationships.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

A positive effect of attracting a higher level of transaction accounts was the Company’s service charges on deposit accounts increased by $63,000 for the six months ended June 30, 2013 as compared to the same period in 2012. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense was $6.7 million for the six months ended June 30, 2013 an increase of $328,000, compared to the six months ended June 30, 2012. Salaries and employee benefit expense increased $93,000, or 2.8%, for the six month period ended June 30, 2013, compared to the same period in 2012. This increase was primarily due to higher incentives paid to loan officers relating to the increase in loan originations and health care and benefits costs. Professional fees increased $60,000 for the six month ended June 30, 2013, as compared to the same period in 2012. Professional fees have increased due to increased regulatory and collection expense of troubled loan relationships. Net occupancy increased $30,000, or 3.4% for the six months ended June 30, 2013, compared to the same period in 2012. This increase was primarily due to the opening of the Company’s new Retail Banking and Training Center located on the west-side of the highly appealing St. Clairsville, Ohio.

Federal Income Taxes

The provision for federal income taxes was $118,000 for the six months ended June 30, 2013, a decrease of $187,000 compared to the same period in 2012. The effective tax rate was 11.2% and 17.0 % for the six months ended June 30, 2013 and 2012, respectively.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Net Income

For the three months ended June 30, 2013 the Company reported net earnings of $469,000, compared to $731,000 for the three months ended June 30, 2012. On a per share basis, the Company’s diluted earnings were $0.09 for the three months ended June 30, 2013, as compared to $0.15 for the three months ended June 30, 2012.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Net Interest Income

Net interest income decreased 5.7%, or $209,000 for the three months ended June 30, 2013 compared to the same period in 2012. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our year to date 2013 earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

Provision for Loan Losses

The provision for loan losses was $340,000 for the three months ended June 30, 2013, compared to $168,000 for the same period in 2012. As previously discussed, the increase in the provision for loan losses was primarily due to credit uncertainty of several commercial relationships.

Noninterest Income

As previously mentioned attracting a higher level of transaction accounts has a positive impact on noninterest income. The Company’s service charges on deposit accounts, a component of non interest income increased by $102,000 for the three months ended June 30, 2013 as compared to the same period in 2012. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense was $3.3 million for the three months ended June 30, 2013 an increase of $154,000, compared to the three months ended June 30, 2012. Salaries and employee benefit expense increased $31,000, or 1.9%, for the three month period ended June 30, 2013, compared to the same period in 2012. This increase was primarily due to the Company’s increase in health care costs which renews July 1st of each year. Professional fees increased $83,000 for the three month ended June 30, 2013, as compared to the same period in 2012. Professional fees have increased due to increased regulatory and collection expense of troubled loan relationships. Net occupancy increased $23,000, or 5.4% for the three months ended June 30, 2013, compared to the same period in 2012. This increase was primarily due to the opening of the Company’s new Retail Banking and Training Center located on the west-side of the highly appealing St. Clairsville, Ohio.

Federal Income Taxes

The provision for federal income taxes was $81,000 for the three months ended June 30, 2013, a decrease of $153,000 compared to the same period in 2012. The effective tax rate was 14.7% and 24.2% for the three months ended June 30, 2013 and 2012, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $36.4 million at June 30, 2013 compared to $36.6 million at December 31, 2012, a $200,000 increase. Total average stockholders’ equity in relation to total average assets was 8.8% at June 30, 2013 and 8.4% at December 31, 2012. In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The following table illustrates the Company’s “well-capitalized” classification at June 30, 2013.

June 30,
2013
(Dollars in thousands)

Tier 1 capital	$41,750
Total risk-based capital	45,025
Risk-weighted assets	293,578
Average total assets	428,103

Total risk-based capital ratio	15.34%
Tier 1 risk-based capital ratio	14.22%
Tier 1 capital to average assets	9.75%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, filed on March 21, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 4/1/2013 to 4/30/2013	—	—	—	—
Month #2 5/1/2013 to 5/31/2013	—	—	—	—
Month #3 6/1/2013 to 6/30/2013	—	—	—	—

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. On May 15, 2013, the Plan purchased a total of 5,743 common shares for participant accounts. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

/s/United Bancorp, Inc.

Date:	August 13, 2013	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief Executive Officer

Date:	August 13, 2013	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

