Form 10-Q
period 2013-09-30
UNITED BANCORP INC /OH/
filed 2013-11-14
CIK 731653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            September 30, 2013

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

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 11, 2013, 5,362,807 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$5,112	$4,889
Interest-bearing demand deposits	36,106	70,219
Cash and cash equivalents	41,218	75,108

Available-for-sale securities	27,844	34,853
Held-to-maturity securities	2,294	2,768
Loans, net of allowance for loan losses of $2,965 and $2,708 at September 30, 2013 and December 31, 2012, respectively	295,144	293,774
Premises and equipment	10,954	10,385
Federal Home Loan Bank stock	4,810	4,810
Foreclosed assets held for sale, net	2,266	1,810
Intangible assets	215	305
Accrued interest receivable	997	1,076
Deferred income taxes	1,304	887
Bank-owned life insurance	12,226	11,034
Other assets	809	1,544
Total assets	$400,081	$438,354

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$166,516	$183,355
Savings	68,334	67,236
Time	82,634	99,825
Total deposits	317,484	350,416

Short-term borrowings	10,529	10,681
Federal Home Loan Bank advances	27,146	32,439
Subordinated debentures	4,000	4,000
Interest payable and other liabilities	3,808	4,192
Total liabilities	362,967	401,728

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	–	–
Common stock, $1 par value; authorized 10,000,000 shares; issued 2013 –5,375,304 shares, 2012 – 5,375,304 shares	5,375	5,375
Additional paid-in capital	17,656	17,425
Retained earnings	19,430	18,544
Stock held by deferred compensation plan; 2013 –205,651 shares, 2012 – 195,965 shares	(1,860)	(1,778)
Unearned ESOP compensation	(1,700)	(1,823)
Accumulated other comprehensive loss	(1,687)	(1,087)
Treasury stock, at cost
2013 –12,497 shares, 2012 – 2,496 shares	(100)	(30)

Total stockholders’ equity	37,114	36,626

Total liabilities and stockholders’ equity	$400,081	$438,354

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest and dividend income
Loans, including fees	$3,997	$4,158	$11,966	$12,537
Taxable securities	78	151	226	605
Non-taxable securities	75	146	309	501
Federal funds sold	33	23	109	51
Dividends on Federal Home Loan Bank stock and other	50	70	163	175

Total interest and dividend income	4,233	4,548	12,773	13,869

Interest expense
Deposits
Demand	25	28	79	89
Savings	8	18	23	53
Time	345	512	1,139	1,660
Borrowings	372	394	1,134	1,176

Total interest expense	750	952	2,375	2,978

Net interest income	3,483	3,596	10,398	10,891

Provision for loan losses	354	268	1,013	769

Net interest income after provision for loan losses	3,129	3,328	9,385	10,122

Noninterest income
Service charges on deposit accounts	627	500	1,706	1,516
Realized gains on sales of loans	5	5	55	14
Realized losses on sales of other real estate and repossessed assets	–	–	(15)	(6)
BOLI benefit in excess of surrender value	935	–	935	–
Other income	224	218	647	616

Total noninterest income	1,791	723	3,328	2,140

Noninterest expense
Salaries and employee benefits	1,971	1,713	5,386	5,035
Occupancy and equipment	468	477	1,393	1,372
Professional services	91	197	499	545
Insurance	74	69	211	193
FDIC insurance	75	73	231	215
Franchise and other taxes	126	123	381	377
Advertising	96	160	321	316
Stationery and office supplies	46	61	136	173
Amortization of intangibles	29	29	89	89
Provision for losses on foreclosed real estate	220	26	230	78
Other expenses	638	554	1,698	1,503

Total noninterest expense	3,834	3,482	10,575	9,896

Income before federal income taxes	1,086	569	2,138	2,366

Federal income taxes	7	118	125	423

Net income	$1,079	$451	$2,013	$1,943

EARNINGS PER COMMON SHARE
Basic	$0.22	$0.09	$0.41	$0.39
Diluted	$0.22	$0.09	$0.41	$0.39
DIVIDENDS PER COMMON SHARE	$0.07	$0.07	$0.21	$0.35

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$1,079	$451	$2,013	$1,943

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on securities during the period, net of taxes of $(55), $(21) $(310) and $(49) for each respective period	(106)	(40)	(601)	(95)

Comprehensive income	$973	$411	$1,412	$1,848

Accumulated comprehensive loss	$(1,687)	$(1,015)	$(1,687)	$(1,015)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Operating Activities
Net income	$2,013	$1,943
Items not requiring (providing) cash
Depreciation and amortization	727	705
Amortization of intangible asset	89	89
Expense related to share based compensation plans	151	159
Provision for loan losses	1,013	769
Provision for losses on foreclosed real estate	230	78
Increase in value of bank-owned life insurance	(1,193)	(282)
Amortization of discounts on securities, net	(23)	(50)
Originations of loans held for sale	(2,038)	(771)
Proceeds from sale of loans held for sale	2,093	785
Realized gains on sales of loans	(55)	(14)
Amortization of ESOP	123	157
Realized losses on sales of other real estate and repossessed assets	15	6
Amortization of mortgage servicing rights	21	43
Net change in accrued interest receivable and other assets	511	219
Net change in accrued expenses and other liabilities	(258)	(431)

Net cash provided by operating activities	3,419	3,405

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	24,104	92,246
Purchases	(18,000)	(48,957)
Securities held to maturity:
Maturities, prepayments and calls	490	955
Net change in loans	(3,158)	(3,239)
Purchases of premises and equipment	(1,296)	(1,355)
Proceeds from sale of other real estate and repossessed assets	128	467

Net cash provided by investing activities	2,268	40,117

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Financing Activities
Net change in deposits	$(32,932)	$41,444
Net change in short-term borrowings	(152)	3,738
Net change in long-term borrowings	(5,293)	(325)
Shares purchased for deferred compensation plan	–	53
Treasury stock purchases	(70)	–
Cash dividends paid on common stock	(1,130)	(1,877)

Net cash provided by (used in) financing activities	(39,577)	43,033

(Decrease)/Increase in Cash and Cash Equivalents	(33,890)	86,555
Cash and Cash Equivalents, Beginning of Period	75,108	15,681

Cash and Cash Equivalents, End of Period	$41,218	$102,236

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,421	$3,015

Federal income taxes paid	$583	$485

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$830	$462

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2013, and its results of operations and cash flows for the interim periods presented.  All such adjustments are normal and recurring in nature.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2012 included in its Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.  The results of operations for the three months and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

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
For the Three and Nine Months Ended September 30, 2013 and 2012

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
For the Three and Nine Months Ended September 30, 2013 and 2012

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
For the Three and Nine Months Ended September 30, 2013 and 2012

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
For the Three and Nine Months Ended September 30, 2013 and 2012

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)

Basic
Net income	$1,079	$451	$2,013	$1,943
Dividends on non-vested restricted stock	(12)	(12)	(37)	(62)
Net income allocated to stockholders	$1,067	$439	$1,976	$1,881
Weighted average common shares outstanding	4,804,957	4,784,815	4,805,811	4,778,577
Basic earnings per common share	$0.22	$0.09	$0.41	$0.39

Diluted
Net income allocated to stockholders	$1,067	$439	$1,976	$1,881
Weighted average common shares outstanding for basic earnings per common share	4,804,957	4,784,815	4,805,811	4,778,577
Add: Dilutive effects of assumed exercise of stock options and restricted stock	59,664	69,826	59,664	70,602
Average shares and dilutive potential common shares	4,864,621	4,854,641	4,865,475	4,849,179

Diluted earnings per common share	$0.22	$0.09	$0.41	$0.39

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Options to purchase 53,714shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both September 30, 2013 and 2012, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2013
U.S. government agencies	$21,000	$–	$(626)	$20,374
State and political subdivisions	7,226	217	–	7,443
Equity securities	4	23	–	27

	$28,230	$240	$(626)	$27,844
Available-for-sale Securities:
December 31, 2012:
U.S. government agencies	$23,980	$93	$(3)	$24,070
State and political subdivisions	10,345	414	–	10,759
Equity securities	4	20	–	24

	$34,329	$527	$(3)	$34,853

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2013:
State and political subdivisions	$2,294	$26	$–	$2,320

December 31, 2012:
State and political subdivisions	$2,768	$72	$–	$2,840

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$739	$741	$1,340	$1,347
One to five years	4,693	4,780	954	973
Five to ten years	16,794	16,466	–	–
After ten years	6,000	5,830	–	–

Equity securities	4	27	–	–

Totals	$28,230	$27,844	$2,294	$2,320

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $30.1 million and $25.5 million at September 30, 2013 and December 31, 2012, respectively.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at September 30, 2013 and December 31, 2012, was $20.4 million and $3.0 million, which represented approximately 67.60% and 8.00%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result on an increase in longer term interest rates during third quarter of 2013.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

September 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$–	$–	$20,373	$(626)	$20,373	$(626)

December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$2,997	$(3)	$–	$–	$2,997	$(3)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2013	2012
	(In thousands)

Commercial loans	$53,993	$47,130
Commercial real estate	136,225	144,144
Residential real estate	80,282	73,623
Installment loans	27,609	31,585

Total gross loans	298,109	296,482

Less allowance for loan losses	(2,965)	(2,708)

Total loans	$295,144	$293,774

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
For the Three and Nine Months Ended September 30, 2013 and 2012

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

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the three and nine month periods ended September 30, 2013

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:

Balance, July 1, 2013	$1,191	$1,213	$181	$120	$563	$3,268
Provision charged to expense	(272)	560	93	48	(75)	354
Losses charged off	(520)	(10)	(110)	(44)	–	(684)
Recoveries	–	4	21	2	–	27

Balance, September 30, 2013	$399	$1,767	$185	$126	$488	$2,965

Balance, January 1, 2013	$598	$1,347	$200	$116	$447	$2,708
Provision charged to expense	319	456	131	66	41	1,013
Losses charged off	(520)	(47)	(271)	(59)	–	(897)
Recoveries	2	11	125	3	–	141

Balance, September 30, 2013	$399	$1,767	$185	$126	$488	$2,965

Ending balance: individually evaluated for impairment	$244	$1,376	$–	$–	$–	$1,620

Ending balance: collectively evaluated for impairment	$155	$391	$185	$126	$488	$1,345

Loans:

Ending balance: individually evaluated for impairment	$609	$6,103	$–	$–	$–	$6,712

Ending balance: collectively evaluated for impairment	$53,384	$130,122	$27,609	$80,282	$–	$291,397

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Allowance for Loan Losses for the three and nine month periods ended September 30, 2012

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total

	(In thousands)

Balance, July 1, 2012	$418	$1,622	$226	$99	$284	$2,649
Provision charged to expense	46	168	43	67	(56)	268
Losses charged off	(67)	(49)	(86)	(55)	–	(257)
Recoveries	83	7	22	1	–	113

Balance, September 30, 2012	$480	$1,748	$205	$112	$228	$2,773

Balance, January 1, 2012	$183	$2,321	$235	$95	$87	$2,921
Provision charged to expense	275	222	33	98	141	769
Losses charged off	(67)	(804)	(206)	(84)	–	(1,161)
Recoveries	89	9	143	3	–	244

Balance, September 30, 2012	$480	$1,748	$205	$112	$228	$2,773

Allowance for Loan Losses and Recorded Investment in Loans
As of December 31, 2012

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$458	$916	$–	$–	$–	$1,374

Ending balance: collectively evaluated for impairment	$140	$431	$200	$116	$447	$1,334

Loans:

Ending balance: individually evaluated for impairment	$1,015	$5,943	$–	$–	$–	$6,958

Ending balance: collectively evaluated for impairment	$46,115	$138,201	$31,585	$73,623	$–	$289,524

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

The following tables show the portfolio quality indicators.

	September 30, 2013
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$50,642	$125,959	$80,282	$27,609	$284,492
Special Mention	2,724	3,906	–	–	6,630
Substandard	627	6,360	–	–	6,987
Doubtful	–	–	–	–	–

	$53,993	$136,225	$80,282	$27,609	$298,109

	December 31, 2012
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$43,364	$133,402	$73,623	$31,585	$281,974
Special Mention	2,698	3,005	–	–	5,703
Substandard	1,068	7,737	–	–	8,805
Doubtful	–	–	–	–	–

	$47,130	$144,144	$73,623	$31,585	$296,482

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
For the Three and Nine Months Ended September 30, 2013 and 2012

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis.  No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis
As of September 30, 2013

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$427	$3	$84	$320	$834	$53,159	$53,993
Commercial real estate	217	–	105	760	1,082	135,143	136,225
Installment	92	55	–	85	232	25,662	27,609
Residential	281	17	–	1,649	1,947	80,050	80,282

Total	$1,017	$75	$189	$2,814	$4,095	$294,014	$298,109

Loan Portfolio Aging Analysis
As of December 31, 2012

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$144	$–	$84	$541	$769	$46,361	$47,130
Commercial real estate	87	–	–	1,114	1,201	142,943	144,144
Installment	189	11	–	41	241	73,382	73,623
Residential	1,088	91	–	1,564	2,743	28,842	31,585

Total	$1,508	$102	$84	$3,260	$4,954	$291,528	$296,482

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Impaired Loans

	As of September 30, 2013			For the three months ended September 30, 2013		For the nine months ended September 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$84	$84	$–	$84	$–	$84	$1
Commercial real estate	1,074	1,086	–	1,076	21	1,155	49
Residential	–	–	–	–	–	–	–
Installment	–	–	–	–	–	–	–
	1,158	1,170	–	1,160	21	1,239	50

Loans with a specific valuation allowance:
Commercial	525	525	244	498	17	510	23
Commercial real estate	5,029	5,029	1,376	5,173	43	5,237	169
Residential	–	–	–	–	–	–	–
Installment	–	–	–	–	–	–	–
	5,554	5,554	1,620	5,671	60	5,747	192

Total:
Commercial	$609	$609	$244	$582	$17	$594	$24
Commercial real estate	$6,103	$6,115	$1,376	$6,249	$64	$6,392	$218
Residential	$–	$–	$–	$–	$–	$–	$–
Installment	$–	$–	$–	$–	$–	$–	$–

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

	As of December 31, 2012			For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)

Loans without a specific valuation allowance:
Commercial	$361	$361	$–	$393	$5	$445	$23
Commercial real estate	1,546	1,546	–	2,160	78	2,404	164
Residential	–	–	–	19	–	19	–
Installment	–	–	–	–	–	–	–
	1,907	1,907	–	2,572	83	2,868	187

Loans with a specific valuation allowance:
Commercial	654	654	458	664	–	545	11
Commercial real estate	4,397	4,397	916	4,362	8	4,651	107
Residential	–	–	–	40	–	40	–
Installment	–	–	–	–	–	–	–
	5,051	5,051	1,374	5,066	8	5,236	118

Total:
Commercial	$1,015	$1,015	$458	$1,057	$5	$990	$34
Commercial real estate	$5,943	$5,943	$916	$6,522	$86	$7,055	$271
Residential	$–	$–	$–	$59	$–	$59	$–
Installment	$–	$–	$–	$–	$–	$–	$–

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	–	$–	$–
Commercial real estate	2	2,887	2,887
Residential	–	–	–
Installment	–	–	–

Three Months ended September 30, 2013
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$–	$–	$–	$–
Commercial real estate	–	2,887	–	2,887
Residential	–	–	–	–
Consumer	–	–	–	–

Nine Months ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	–	$–	$–
Commercial real estate	3	3,320	3,320
Residential	–	–	–
Installment	–	–	–

Nine Months Ended September 30, 2013
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$–	$–	$–	$–
Commercial real estate	–	3,320	–	3,320
Residential	–	–	–	–
Consumer	–	–	–	–

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Three Months ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	3	$152	$66
Commercial real estate	–	–	–
Residential	–	–	–
Installment	–	–	–

Three Months Ended September 30, 2012
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$–	$–	$66	$66
Commercial real estate	–	–	–	–
Residential	–	–	–	–
Consumer	–	–	–	–

	Nine Months ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	3	$152	$66
Commercial real estate	2	74	16
Residential	–	–	–
Installment	–	–	–

	Nine Months Ended September 30, 2012
	Interest Only	Term	Combination	Total Modification
	(In thousands)

Commercial	$–	$–	$66	$66
Commercial real estate	–	16	–	16
Residential	–	–	–	–
Consumer	–	–	–	–

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

During the nine months ended September 30, 2013, troubled debt restructurings described above increased the allowance for loan losses by $69,000. During the nine months ended September 30, 2012, troubled debt restructurings described above increased the allowance for loan losses by $24,000.

At September 30, 2013 and 2012 and for three and nine month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)

Service cost	$90	$89	$270	$267
Interest cost	41	45	123	135
Expected return on assets	(64)	(57)	(192)	(171)
Amortization of prior service cost and net loss	43	43	129	129

Pension expense	$110	$120	$330	$360

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)

Commercial loans unused lines of credit	$12,429	$12,987
Commitment to originate loans	7,512	7,816
Consumer open end lines of credit	35,048	32,419
Standby letters of credit	150	150

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)

Net unrealized gain on securities available-for-sale	$(386)	$524
Net unrealized loss for unfunded status of defined benefit plan liability	(2,169)	(2,169)

	(2,555)	(1,645)
Tax effect	868	558

Net-of-tax amount	$(1,687)	$(1,087)

Note 7:	Fair Value Measurements

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
For the Three and Nine Months Ended September 30, 2013 and 2012

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

September 30, 2013
U.S. government agencies	$20,374	$–	$20,374	$–
State and political subdivisions	7,443	–	7,443	–
Equity securities	27	27	–	–

December 31, 2012
U.S. government agencies	$24,070	$–	$24,070	$–
State and political subdivisions	10,759	–	10,759	–
Equity securities	24	24	–	–

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013
Collateral dependent impaired loans	$1,113	$–	$–	$1,113
Foreclosed assets held for sale	736	–	–	736

December 31, 2012
Collateral dependent impaired loans	$3,573	$–	$–	$3,573
Foreclosed assets held for sale	736	–	–	736

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 9/30/13	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Foreclosed assets held for sale	$736	Market comparable properties	Selling costs	10% – 15%

Collateral-dependent impaired loans	$1,113	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at 12/31/12	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Foreclosed assets held for sale	$736	Market comparable properties	Selling costs	10% – 15%

Collateral-dependent impaired loans	3,573	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2013.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013

Financial assets
Cash and cash equivalents	$41,218	$41,218	$–	$–
Held-to-maturity securities	2,294	–	2,320	–
Loans, net of allowance	295,114	–	–	295,109
Federal Home Loan Bank stock	4,810	–	4,810	–
Accrued interest receivable	997	–	997	–

Financial liabilities
Deposits	317,484	–	306,582	–
Short term borrowings	10,529	–	10,529	–
Federal Home Loan Bank Advances	27,146	–	29,295	–
Subordinated debentures	4,000	–	3,712	–
Interest payable	147	–	147	–

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012:

Financial assets
Cash and cash equivalents	$75,108	$75,108	$–	$–
Held-to-maturity securities	2,768	–	2,840	–
Loans, net of allowance	293,774	–	–	295,134
Federal Home Loan Bank stock	4,810	–	4,810	–
Accrued interest receivable	1,076	–	1,076	–

Financial liabilities
Deposits	350,416	–	346,761	–
Short term borrowings	10,681	–	10,681	–
Federal Home Loan Bank Advances	32,439	–	35,649	–
Subordinated debentures	4,000	–	3,712	–
Interest payable	193	–	193	–

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Held-to-maturity Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy.In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 2 of the hierarchy.The Company has no securities classified as Level 3 of the hierarchy.

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at September 30, 2013 and December 31, 2012.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2013, as compared to December 31, 2012, and the results of operations for the three and nine months ended September 30, 2013, compared to the same periods in 2012.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company’s net income of $2,013,000 for the nine months ended September 30, 2013 compared to $1,943,000 for the nine month period ended September 30, 2012, an increase of 3.6%. The Company’s diluted earnings per share was $0.41 for the nine months ended September 30, 2013 compared to $0.39 for the same period in 2012. The Company reported net income of $1,079,000 for the three months ended September 30, 2013 compared to $450,000 for the same three month period ended September 30, 2012.  From a quarterly perspective, net income has increased for the fourth consecutive quarter and is up by approximately $610,000 on a linked quarter basis.  The Company’s diluted earnings per share was $0.22 for the three months ended September 30, 2013 compared to $0.09 for both the linked three month period ending June 30, 2013 and the same three month period ended September 30, 2012.  Several factors attributed to the increase in earnings during the nine months and three months ended September 30, 2013 as explained in detail below.

The Company’s net income realized for the nine months ended September 30, 2013 generated an annualized 0.63% return on average assets (“ROA”) and a 7.23% return on average equity (“ROE”) compared to a ROA of 0.61% and a ROE of 7.10% for the nine months ended September 30, 2012. The Company’s net interest margin year over year was impacted by the previously reported conservative posturing relating to the management of its investment portfolio due to the Government’s ongoing zero rate monetary policy.  The current Federal Reserve monetary policy, now in its fifth year, continues to make it extremely risky for a financial institution to generate a normalized historic return without taking on an excessive amount of interest rate risk.   With the Federal Reserve’s present monetary policy leading to higher yielding securities being called, the Company’s nine-month average investments declined $43.4 million from September 30, 2012 to the same period in 2013, reducing the net interest margin to 3.59% as of September 30, 2013 compared to 3.90% for the period ended September 30, 2012.  This decline in margin is attributed to the continued downward re-pricing of its assets in this sustained low rate environment.  As securities were called, the Company’s liquidity was invested in short term, lower yielding investment alternatives such as cash and due from the Federal Reserve Bank which increased on a nine month average balance comparison by $22.3 million from September 30, 2012 to September 30, 2013.  To help offset the downward pressure on the margin, the Company continued its focus on putting funds to work in higher yielding quality loans.  Gross loans were up $11.8 million year over year to a level of $298.1 million as of September 30, 2013.  During this same period, the Company’s credit quality improved as non-accrual loans were down $746,000 to a level of $2.8 million and net loans charged off were down by $160,000 to a level of $757,000.  Looking at current credit quality trends, loans past due thirty plus days declined by $652,000 or 34% from September 30, 2012 to the same period in 2013.  Even with this improvement in credit quality, the Company continued to provide an increased provision for loan losses which was $1.1 million as September 30, 2013 compared to $769,000 as of September 30, 2012, up $244,000. The provision for loan losses was increased due to the credit uncertainty of several commercial relationships and for losses associated with the Company’s Overdraft Privilege Program.  Year over year the provision for losses as it relates to the Company’s Overdraft Privilege Program increased $74,000 as a result of a customer marketing strategy that has added approximately 1,800 new demand deposit accounts now eligible for this Overdraft Privilege Program.  As previously discussed last quarter, the Company continues to see positive results related to service charge income on these new accounts. This increased loan loss provision net of loans charged off resulted in a total allowance for loan losses to total loans of 0.99% and the total allowance for loan losses to non-accrual loans  of 1.05%, both positively increasing from levels of 0.97% and 0.78% respectively as of September 30, 2012.  With this continued trend of overall credit quality improvement, the Company projects a decrease of its provision for loan losses which will have a positive impact on future earnings.  During the third quarter, the Company recorded $935,000 of a Bank Owned Life Insurance (BOLI) benefit in excess of the surrender charge.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

On the liability side of the balance sheet, the Company continued to see a positive return on its strategy of attracting additional customers into lower cost funding accounts while allowing higher cost funding to run off.  While year to year low cost funding consisting of demand and savings deposits decreased by over $27.1 million from September 30, 2012 to September 30, 2013, this decrease was the result of several larger accounts that were only expected to be held for a short term basis.  On a positive note, higher costing time deposit balances decreased by over $25.4 million during this same period helping to reduce overall interest expense levels and reduce our overall CD dependency ratio to approximately 25%.  As previously mentioned, the Company continued to see the positive effect of attracting a higher number of transaction accounts resulting in an increase of $190,000 in service charges on deposit accounts on a year over year basis as of September 30, 2013.  It is projected this trend will continue even with the Government mandated regulations relating to the Dodd-Frank Act being more fully implemented. This will have a limiting effect on the level of revenue realized per account but will be offset by the Company’s focus on attracting a higher number of transaction accounts that can generate fee based income.  Noninterest expense increased on a year over year basis by $679,000 or 6.86%.  This increase is attributed to several factors including:  higher incentives paid to loan officers relating to the increase in loan originations; ever-increasing health care and benefits costs; additional provision for losses on impairment of foreclosed real estate and the opening of the Company’s new Retail Banking and Training Center located on the west-side of the highly appealing St. Clairsville, Ohio market.  This new facility which opened toward the end of the second quarter of 2013, the significant liquid position in cash and cash equivalents that can be invested in future periods at higher yields as market conditions improve, the continuing growth in service charge income and the potential of a lower loan loss provision, we are projecting continued improvement in our profitability.

Our mantra in our shareholder communications for the past three quarters has centered on the fact we are managing our balance sheet causing ‘short term pain for long term gain’.  As stated above, our conservative risk management of keeping our liquidity in lower yielding short term investments has stifled our recent earnings reports, yet continues to be prudent with the anticipation of interest rate increases as the Federal Reserve eases out of its current monetary policy.  At present, we continue to aggressively make loans in our banking communities and continue to resist seeking a higher return by stretching maturities on our investment portfolio until we have a clearer definition of the Federal Reserve’s direction.  By investing in longer maturity securities today, we would expose our shareholders to losses in capital and earnings when interest rates normalize upward.  As you can see in our financial statements, this conservative investment strategy has helped us preserve our book value, which improved on a year over year basis from $7.62 to $7.72.    Some of our peers have seen an erosion of their book value due to the book losses that have occurred within their investment portfolios over the past twelve months resulting from investment strategies that stretched for yield in a lower interest rate environment as interest rates moderated slightly upward.  We continue to be satisfied with our current strategy to cover our overhead, provide for a proper amount of capital and reserves and make our dividend payment which continues to be generous in today’s market with a current yield of 4.2%. We project our strategy will be proven right as we have seen within the past quarter this negative effect that rising rates can have on the valuations of investment portfolios, capital bases and book values.  Being a strong and profitable Company in this presently changing banking environment and rewarding our owners with solid growth in their shareholder value continues to be our priority and our long term focus.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve.  At September 30, 2013, gross loans were $298.1 million, compared to $296.5 million at December 31, 2012, an increase of $1.6 million after offsetting repayments for the period.  The overall increase in the loan portfolio was comprised of a $1.1 million decrease in commercial and commercial real estate loans and a $4.0 million decrease in installment lending and a $6.7 million increase in residential loans since December 31, 2012.

Commercial and commercial real estate loans comprised 63.8% of total loans at September 30, 2013, compared to 64.5% at December 31, 2012.  Commercial and commercial real estate loans have decreased $1.1 million, or less than 1.0% since December 31, 2012.  This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but all within the state of Ohio.

Installment loans represented 9.3% of total loans at September 30, 2013 and 10.7% at December 31, 2012.  Some of the installment loans are an indirect lending type of financing that carries somewhat more risk than real estate lending; however, it also provides for higher yields.  Installment loans have decreased $4.0 million, or 12.6%, since December 31, 2012.  The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations.

Residential real estate loans were 26.9% of total loans at September 30, 2013 and 24.8% at December 31, 2012, representing an increase of $6.7 million, or 9.0% since December 31, 2012.  As of September 30, 2013, the Bank has approximately $11.2 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $13.8 million at December 31, 2012.  The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points.  At September 30, 2013, the Company did not hold any loans for sale.

The allowance for loan losses totaled $3.0 million at September 30, 2013, which represented 0.99% of total loans, and $2.7 million at December 31, 2012, or 0.91% of total loans.  The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio.  The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time.  Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio.  Net charge-offs for the nine months ended September 30, 2013 were approximately $756,000 or 27.9%, of the beginning balance in the allowance for loan losses. Net loans charged off did decrease for the nine months ended September 30, 2013 as compared to the same period in 2012.    Net loans charged off decreased approximately $160,000 for the nine months ended September 30, 2013 as compared to the same period in 2012.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments.  Securities available for sale and held-to-maturity at September 30, 2013 decreased approximately $7.5 million from December 31, 2012 totals.  With the overall low interest rate environment, the Company has experienced a high level of called bond activity during the nine months of 2013.  The opportunities to reinvest these funds have been limited due to the historical low interest rates available on replacement investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers.  These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000.  For the period ended September 30, 2013, total core deposits decreased approximately $26.0 million, or 8.0%.  The Company’s savings accounts increased $1.0 million or 1.6% from December 31, 2012 totals.  The Company’s interest-bearing and non-interest bearing demand deposits decreased $16.8 million while certificates of deposit under $100,000 decreased by $10.2 million, or 14.1%.  As a result of the booming activity of the oil and gas industry within our market areas, the Company had experienced a higher than normal influx of funds during 2012.  As previously stated, some of these funds were temporary in nature and a large portion of these funds did flow back out of the Company during the first nine months of 2013 as a result of income tax payments and other uses of the funds. The amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management.  At September 30, 2013, certificates of deposit greater than $100,000 decreased $7.0 million or 25.6%, from December 31, 2012 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances.  The majority of the Company’s repurchase agreements are with local school districts and city and county governments.  The Company’s short-term borrowings increased approximately $150,000 from December 31, 2012 totals.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Net Income

For the nine months ended September 30, 2013 the Company reported net earnings of $2,013,000, compared to $1,943,000 for the nine months ended September 30, 2012.  On a per share basis, the Company’s diluted earnings were $0.41 for the nine months ended September 30, 2013, as compared to $0.39 for the nine months ended September 30, 2012.  Several factors attributed to the increase in earnings during the nine months and three months ended September 30, 2013 as explained in detail below.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.  Net interest income decreased 4.5%, or $493,000 for the nine months ended September 30, 2013 compared to the same period in 2012. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank.  With a 25 basis point return, this has impacted our 2013 earnings.  Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

Provision for Loan Losses

The provision for loan losses was $1,013,000 for the nine months ended September 30, 2013, compared to $769,000 for the same period in 2012.  While the overall credit quality of the Company has improved, the increase in the provision for loan losses was primarily due to credit uncertainty of several commercial relationships.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

A positive effect of attracting a higher number of transaction accounts as a result of a customer marketing strategy was the Company’s service charges on deposit accounts increased by $190,000 for the nine months ended September 30, 2013 as compared to the same period in 2012.  It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented.  This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income. During the third quarter of 2013, the Company recorded $935,000 of a BOLI benefit in excess of the surrender charge.

Noninterest Expense

Noninterest expense was $10.6 million for the nine months ended September 30, 2013 an increase of approximately $680,000, compared to the nine months ended September 30, 2012.  Salaries and employee benefit expense increased $351,000, or 7.0%, for the nine month period ended September 30, 2013, compared to the same period in 2012.  This increase was primarily due to higher incentives paid to loan officers relating to the increase in loan originations, opening of a new training facility ever-increasing health care and benefits costs.  Provision for losses on foreclosed real estate increase increased $152,000 for the nine months ended September 30, 2013, compared to the same period in 2012.  The Company has several foreclosed properties that were written down to their liquidation value during the nine months ended September 30, 2013.

Federal Income Taxes

The provision for federal income taxes was $125,000 for the nine months ended September 30, 2013, a decrease of $298,000 compared to the same period in 2012.  The effective tax rate was 5.8% and 17.9% for the nine months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate period over period is due to tax exempt $935,000 of BOLI benefit in excess of surrender value recoded during the nine months ended September 30, 2013.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Net Income

For the three months ended September 30, 2013 the Company reported net earnings of $1,079,000, compared to $451,000 for the three months ended September 30, 2012. On a per share basis, the Company’s diluted earnings were $0.22 for the three months ended September 30, 2013, as compared to $0.09 for the three months ended September 30, 2012. Several factors attributed to the increase in earnings during the nine months and three months ended September 30, 2013 as explained in detail below.

Net Interest Income

Net interest income decreased 3.1%, or $113,000 for the three months ended September 30, 2013 compared to the same period in 2012. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our year to date 2013 earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

Provision for Loan Losses

The provision for loan losses was $354,000 for the three months ended September 30, 2013, compared to $268,000 for the same period in 2012. As previously discussed, the increase in the provision for loan losses was primarily due to credit uncertainty of several commercial relationships.

Noninterest Income

As previously mentioned, attracting a higher number of transaction accounts as a result of a customer marketing strategy had a positive impact on noninterest income. The Company’s service charges on deposit accounts, a component of non interest income increased by $127,000 for the three months ended September 30, 2013 as compared to the same period in 2012. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income. During the third quarter of 2013, the Company recorded $935,000 of a BOLI benefit in excess of the surrender charge.

Noninterest Expense

Noninterest expense was $3.8 million for the three months ended September 30, 2013 an increase of $352,000, compared to the three months ended September 30, 2012. Salaries and employee benefit expense increased $258,000, for the three month period ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to higher incentives paid to loan officers relating to the increase in loan originations, opening of a new training facility ever-increasing health care and benefits costs. Advertising decreased $64,000 for the three months ended September 30, 2013, compared to the same period in 2012. This decrease was primarily due to the timing of certain promotional campaigns from period to period. Provision for losses on foreclosed real estate increased $194,000 for the three months ended September 30, 2013, compared to the same period in 2012. The Company has several foreclosed properties that were written down to their liquidation value during the nine months ended September 30, 2013.

  United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $7,000 for the three months ended September 30, 2013, a decrease of $111,000 compared to the same period in 2012.  The effective tax rate was approximately 1.0% and 20.7% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate period over period is due to tax exempt $935,000 of BOLI benefit in excess of surrender value recoded during the three months ended September 30, 2013.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company.  Stockholders’ equity totaled $37.1 million at September 30, 2013 compared to $36.6 million at December 31, 2012, a $488,000 increase.  Total average stockholders’ equity in relation to total average assets was 9.3% at September 30, 2013 and 8.4% at December 31, 2012.  In 2001, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares.  This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company.  The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company.  Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table illustrates the Company’s “well-capitalized” classification at September 30, 2013.

September 30,
2013
(Dollars in thousands)

Tier 1 capital	$42,575
Total risk-based capital	45,550
Risk-weighted assets	296,078
Average total assets	423,146

Total risk-based capital ratio	15.38%
Tier 1 risk-based capital ratio	14.38%
Tier 1 capital to average assets	10.06%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, filed on March 21, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
7/1/2013 to
7/31/2013	––	––	––	––
Month #2
8/1/2013 to
8/31/2013	––	––	––	––
Month #3
9/1/2013 to
9/30/2013	––	––	––	––

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

/s/United Bancorp, Inc.

Date: November 14, 2013	By:	/s/James W. Everson
James W. Everson
Chairman, President and Chief
Executive Officer

Date: November 14, 2013	By:	/s/Randall M. Greenwood
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

