Form 10-K
period 2013-12-31
UNITED BANCORP INC /OH/
filed 2014-03-19
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

As of June 30, 2013 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31,078,648 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,362,808 common shares outstanding as of March 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 16, 2014 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2013 are incorporated by reference into Parts I and II.

PART I

Item 1 Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. At December 31, 2013 the Company has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS, or the Bank). The Bank operates two divisions for marketing purposes, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.

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

The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the DIF. Key requirements from the Dodd-Frank Act resulted in the FDIC’s adoption of new rules in February 2011 regarding Assessments, Dividends, Assessment Base, and Large Bank Pricing. The new rules implemented the following changes: (1) redefined the definition of an institution’s deposit insurance assessment base from one based on domestic deposits to one based on assets now defined as “average consolidated total assets minus average tangible equity”; (2) changed the assessment rate adjustments to better account for risk based on an institution’s funding sources; (3) revised the deposit insurance assessment rate schedule in light of the new assessment base and assessment rate adjustments; (4) implemented Dodd-Frank Act dividend provisions; (5) revised the large insured depository institution assessment system to better differentiate for risk and to take into account losses the FDIC may incur from large institution failures; and (6) provided technical and other changes to the FDIC’s assessment rules. Though deposit insurance assessments maintain a risk-based approach, the FDIC imposed a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. The rules became effective April 1, 2011 implementing the revised assessment rate schedule for the quarter beginning April 1, 2011.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2013, CITIZENS exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 15.1%, a Tier 1 risk-based capital ratio of 14.1% and a Tier 1 leverage ratio of 10.3%.

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

significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2013, CITIZENS satisfied all requirements for inclusion in the “well capitalized” category.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. As described above, CITIZENS exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013.

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

Employees

The Company itself, as a holding company, has no compensated employees. CITIZENS has 117 full time employees, with 32 of these serving in a management capacity, and 34 part time employees.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 21 and 22 of our 2013 Annual Report, which is incorporated by reference.

II	Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2013, 2012 and 2011.

	December 31,
	2013	2012	2011
	(In thousands)
Available for sale (at fair value)
U. S. Government agencies	$20,151	$24,070	$64,168
State and political subdivisions	6,387	10,759	17,817
Equity	26	24	13

	$26,564	$34,853	$81,998
Held to maturity (at cost)
State and political subdivisions	$955	$2,768	$4,597

B	Contractual maturities of securities at year-end 2013 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
	(dollars in thousands)
Available for Sale

US Government agencies
1 – 5 Years	4,000	3,921	0.87%
5 - 10 Years	11,000	10,630	1.01%
Over 10 Years	6,000	5,600	2.11%

Total	21,000	20,151	1.30%

State and political subdivisions
1 - 5 Years	2,402	2,497	5.78%
5 - 10 Years	3,794	3,890	6.01%

Total	6,196	6,387	5.92%

Equity securities
Equity securities	4	26	0.00%

Total securities available for sale	$27,200	$26,564	2.29%

Held to Maturity

State and political subdivisions
Under 1 Year	$386	$389	5.90%
1 - 5 Years	569	571	6.47%

Total securities held to maturity	$955	$970	2.49%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2013.

III Loan Portfolio

A	Types of Loans

The amounts of gross loans outstanding at December 31, 2013, 2012, 2011, 2010 and 2009 are shown in the following table according to types of loans:

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)

Commercial loans	$55,136	$47,130	$35,387	$32,153	$20,996
Commercial real estate loans	144,972	144,144	148,052	136,369	129,757
Residential real estate loans	82,832	73,623	61,765	63,378	51,128
Installment loans	26,562	31,585	39,243	46,877	44,875

Total loans	$309,502	$296,482	$284,447	$278,777	$257,726

Construction loans were not significant at any date indicated above.

B	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2013 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$9,734	$30,168	$15,234	$55,136
Commercial real estate loans	10,490	11,149	123,333	144,972

Total	$20,224	$41,317	$138,567	$208,108

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2013 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$27,439	$17,963	$45,402
Commercial real estate loans	6,253	128,229	134,482

Total	$33,692	$146,192	$179,884

Variable rate loans are those loans with floating or adjustable interest rates.

C	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2013, 2012, 2011, 2010 and 2009:

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)

Nonaccrual basis	$2,880	$3,260	$4,855	$4,526	$5,426
Accruing loans 90 days or greater past due	189	84	85	25	971
Impaired loans	6,330	6,958	8,891	7,274	4,728
Impaired loan with related allowance for unconfirmed losses	5,306	5,051	6,554	5,493	3,265
Impaired loan without related allowance for unconfirmed losses	1,024	1,907	2,337	1,781	1,463
Troubled debt restructings	3,243	854	466	—	—

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $365,000 and $340,000 for the years ended December 31, 2013 and 2012, respectively.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

2.	Potential Problem Loans

The Company had no potential problem loans as of December 31, 2013 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13,14,15 and 16 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2013 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	2013	2012	2011	2010	2009
	(In thousands)
Loans
Gross loans outstanding	$309,502	$296,482	$284,447	$278,777	$257,726
Average loans outstanding	$297,821	$282,735	$278,719	$263,480	$243,599

Allowance for Loan Losses
Balance at beginning of year	$2,708	$2,921	$2,740	$2,390	$2,770
Loan charge-offs:
Commercial	645	67	616	256	125
Commercial real estate	130	1,166	758	775	1,038
Residential real estate	59	90	261	160	295
Installment	399	310	489	579	472
Total loan charge-offs	1,233	1,633	2,124	1,770	1,930

Loan recoveries
Commercial	2	90	25	37	18
Commercial real estate	14	9	54	3	8
Residential real estate	5	4	28	3	56
Installment	157	189	230	261	143
Total loan recoveries	178	292	337	304	225

Net loan charge-offs	1,055	1,341	1,787	1,466	1,705

Provision for loan losses	1,241	1,128	1,968	1,816	1,325

Balance at end of year	$2,894	$2,708	$2,921	$2,740	$2,390

Ratio of net charge-offs to average loans outstanding for the year	0.35%	0.47%	0.64%	0.55%	0.70%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2013, 2012, 2011, 2010 and 2009. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2013		2012		2011		2010		2009
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$412	17.82%	$598	15.90%	$183	12.44%	$561	11.53%	$263	8.13%
Commercial real estate	1,609	46.84%	1,347	48.62%	2,321	52.05%	1,566	48.92%	1,626	50.35%
Residential real estate	90	26.76%	116	24.83%	95	21.71%	140	22.73%	100	24.11%
Installment	141	8.58%	200	10.65%	235	13.80%	229	16.82%	251	17.41%
General	642	N/A	447	N/A	87	N/A	244	N/A	150	N/A

Total	$2,894	100.00%	$2,708	100.00%	$2,921	100.00%	$2,470	100.00%	$2,390	100.00%

V	Deposits

A      Schedule of Average Deposit Amounts and Rates

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis” on pages 21 and 22 of our 2013 Annual Report, which is incorporated by reference.

B     Maturity analysis of time deposits greater than $100,000.

At December 31, 2013, the time to remaining maturity for time deposits in excess of $100,000 was:

(In thousands)

Three months or less	$1,653
Over three through six months	2,362
Over six through twelve months	3,464
Over twelve months	11,756

Total	$19,235

VI	Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2013	2012

Dividend Payout Ratio	54.72%	85.71%
Equity to Assets	9.99%	8.36%

For other ratios refer to the inside front cover of our 2013 Annual Report to Shareholders, incorporated herein by reference.

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2013	2012
	(Dollars in thousands)

Balance at December 31,	$5,746	$10,681
Weighted average interest rate at December 31	0.12%	0.15%
Average daily balance during the year	$11,328	$11,525
Average interest rate during the year	0.12%	0.15%
Maximum month-end balance during the year	$15,141	$13,706

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

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

James W. Everson	75	Chairman and Chief Executive Officer

Scott Everson	46	President and Chief Operating Officer

Randall M. Greenwood	50	Senior Vice President, Chief Financial Officer, Secretary /Treasurer

Seth R. Abraham	35	Vice President – Chief Human Resource Officer

Matthew F. Branstetter	46	Vice President – Chief Lending Officer

Elmer K. Leeper	47	Vice President – Chief Retail Banking Offier

Michael A. Lloyd	45	Vice President – Chief Information Officer

Lisa A. Basinger	53	Corporate Secretary

Each individual has held the position noted during the past five years, except for the following:

Matthew F. Branstetter	46	Vice President Chief Lending Officer

Seth R. Abraham	35	Vice President – Chief Human Resource Officer

Lisa A. Basinger	53	Corporate Secretary

Each of these Executive Officers are serving at-will in their current positions. The Officers have held the positions for the following time periods: James W. Everson, 31 years, Scott A. Everson, 12 years, Michael Lloyd, 11 years, Randall M. Greenwood, 16 years and Elmer K. Leeper, 8 years.

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 2 Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Location	Owned or Leased	Location	Owned or Leased

Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Glouster, Ohio	Owned
St. Clairsville, Ohio	Owned	Amesville, Ohio	Owned
Dover, Ohio	Owned	Nelsonville, Ohio	Owned
Dellroy, Ohio	Owned	Lancaster, Ohio	Owned
New Philadelphia, Ohio	Owned	Lancaster, Ohio	Owned
Strasburg, Ohio	Owned	Lancaster, Ohio	Owned
Tiltonsville, Ohio	Owned
Dillonvale, Ohio	Leased
St. Clairsville, Ohio	Owned

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

PART II

Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 7, “Shareholder Information” of the 2013 Annual Report To Shareholders and refer to Page 39, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2013 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	of Publicly	Units) that May Yet Be
	Shares (or Units)	Average Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share (or Unit)	or Programs	Plans or Programs
Month #l 10/1/2013 to 10/31/2013	-	-	-	-
Month #2 11/1/2013 to 11/30/2013	-	-	-	-
Month #3 12/1/2013 to 12/31/2013	-		-	-
Total	-	-	-	-

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof.

Item 6 Selected Consolidated Financial Data

Refer to inside front cover, “Decade of Progress” of the 2013 Annual Report To Shareholders, which is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 12-17 and 21-24, “Management’s Discussion and Analysis” of the 2013 Annual Report To Shareholders.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Refer to Page 17-19 “Asset/Liability Management and Sensitivity to Market Risks” of the 2013 Annual Report to Shareholders, which is incorporated herein by reference. [DJM Note: As a smaller reporting company, you have the option not to provide this disclosure]

Item 8 Financial Statements and Supplementary Data

Refer to the 2013 Annual Report To Shareholders, filed herewith as Exhibit 13 and which is incorporated herein by reference.

Item 9 Changes In and Disagreements With Accountants

Not applicable.

Item 9A Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company's pincipal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board – Nominating and Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption “Corporate Governance and Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

Item 11 Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

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

Item 13 Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14 Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15 Exhibits and Financial Statement/Schedules

Financial Statements

(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 85 of the United Bancorp, Inc. 2013 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2013 and 2012

Consolidated Statements of Income

Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	James W. Everson Change in Control Agreement (3)

10.2	Randall M. Greenwood Change in Control agreement (3)

10.3	Scott A. Everson Change in Control Agreement (3)

10.4	Elmer K. Leeper Change in Control Agreement (3)

10.5	Matthew F. Branstetter Change in Control Agreement (3)

10.6	Michael A. Lloyd Change in Control Agreement (3)

10.7	United Bancorp, Inc. Stock Option Plan (4)

10.8	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Hoopingarner, Jones, McGehee, Riesbeck and Thomas. (5)

10.9	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering James W. Everson, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd. (5)

10.10	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan.

10.11	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.12	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.13	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.14	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2013 Annual Report

21	Subsidiaries of the Registrant (5)

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission onAugust 13, 2009.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/James W. Everson	March 19, 2014
James W. Everson, Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/James W. Everson	March 19, 2014
James W. Everson, Chairman & CEO

By:	/s/Scott A. Everson	March 19, 2014
Scott A. Everson, President & Chief Operating Officer

By:	/s/Randall M. Greenwood	March 19, 2014
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Terry A. McGhee	March 19, 2014
Terry A. McGhee, Director

By:	/s/Gary W. Glessner	March 19, 2014
Gary W. Glessner, Director

By:	/s/John M. Hoopingarner	March 19, 2014
John M. Hoopingarner, Director

By:	/s/Richard L. Riesbeck	March 19, 2014
Richard L. Riesbeck, Director

By:	/s/Samual J. Jones	March 19, 2014
Samual J. Jones , Director

By:	/s/Matthew C. Thomas	March 19, 2014
Matthew C. Thomas, Director

Exhibit Number	Exhibit Description

10.10	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan.

13	2012 Annual Report

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.