Form 10-Q
period 2014-03-31
UNITED BANCORP INC /OH/
filed 2014-05-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             March 31, 2014

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

Yes ☐       No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2014, 5,385,304 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Cash and due from banks	$5,024	$5,328
Interest-bearing demand deposits	35,710	18,146
Cash and cash equivalents	40,734	23,474

Available-for-sale securities	24,323	26,564
Held-to-maturity securities	835	955
Loans, net of allowance for loan losses of $3,038 and $2,894 at March 31, 2014 and December 31, 2013, respectively	310,083	306,608
Premises and equipment	10,580	10,723
Federal Home Loan Bank stock	4,210	4,810
Foreclosed assets held for sale, net	1,244	2,202
Intangible assets	156	186
Accrued interest receivable	906	1,022
Deferred income taxes	700	744
Bank-owned life insurance	10,595	10,511
Other assets	2,653	1,243

Total assets	$407,019	$389,042

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$178,681	$164,747
Savings	69,328	67,588
Time	76,356	78,306
Total deposits	324,365	310,641

Short-term borrowings	9,589	5,746
Federal Home Loan Bank advances	26,902	26,991
Subordinated debentures	4,124	4,000
Interest payable and other liabilities	2,863	2,793

Total liabilities	367,843	350,171

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 2013 –5,385,304 shares, 2012 – 5,375,304 shares	5,385	5,375
Additional paid-in capital	17,800	17,750
Retained earnings	19,655	19,600
Stock held by deferred compensation plan; 2014 –215,839 shares, 2013 – 213,805 shares	(1,921)	(1,904)
Unearned ESOP compensation	(1,608)	(1,658)
Accumulated other comprehensive loss	(48)	(191)
Treasury stock, at cost 2014 –10,918 shares, 2013 – 12,496 shares	(87)	(101)

Total stockholders’ equity	39,176	38,871

Total liabilities and stockholders’ equity	$407,019	$389,042

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2014 and 2013

(In thousands, except per share data)

(Unaudited)

	2014	2013
Interest and Dividend Income
Loans, including fees	$3,893	$3,997
Securities
Taxable	71	104
Non-taxable	69	116
Federal funds sold	11	40
Dividends on Federal Home Loan Bank and other stock	53	62

Total interest and dividend income	4,097	4,319

Interest Expense
Deposits	307	449
Borrowings	319	381

Total interest expense	626	830

Net Interest Income	3,471	3,489

Provision for Loan Losses	216	319

Net Interest Income After Provision for Loan Losses	3,255	3,170

Noninterest Income
Service charges on deposit accounts	627	492
Realized gains on sales of loans	4	26
Other income	207	222

Total noninterest income	838	740

Noninterest Expense
Salaries and employee benefits	1,660	1,733
Occupancy and equipment	518	478
Professional services	218	163
FDIC insurance	65	82
Insurance	74	63
Franchise and other taxes	54	128
Advertising	106	122
Stationery and office supplies	41	45
Amortization of intangibles	30	30
Provision of losses on foreclosed real estate	162	—
Loss on sale of real estate and other repossessed assets	6	—
Other expenses	552	564

Total noninterest expense	3,486	3,408

Income Before Federal Income Taxes	607	502

Provision for Federal Income Taxes	122	37

Net Income	$485	$465

Basic Earnings Per Share	$0.10	$0.09

Diluted Earnings Per Share	$0.10	$0.09

Dividends Per Share	$0.08	$0.07

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	2014	2013

Net Income	$485	$465

Other comprehensive income (loss), net of related tax effects:

Unrealized holding gain (loss) on securities during the period, net of tax taxes (benefits) of $74 and $(38) in 2014 and 2013, respectively	144	(75)

Comprehensive Income	$629	$390

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	2014	2013
Operating Activities
Net income	$485	$465
Items not requiring (providing) cash
Depreciation and amortization	249	234
Amortization of intangible asset	30	30
Provision for loan losses	216	319
Provision for losses on impairment on foreclosed real estate	162	—
Amortization of premiums and discounts on securities, net	1	(10)
Gain on sale of loans	(4)	(26)
Increase in value of bank-owned life insurance	(84)	(94)
Amortization of mortgage servicing rights	5	6
Originations of loans held for sale	(289)	(1,106)
Proceeds from sale of loans held for sale	293	1,132
Loss on sale of foreclosed assets	6	—
Expense related to share-based compensation plans and ESOP	93	67
Net change in accrued interest receivable and other assets	(1,208)	(571)
Net change in accrued expenses and other liabilities	70	(325)

Net cash provided by operating activities	25	121

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	2,458	8,097
Purchases	—	(3,000)
Proceeds from maturity of held-to-maturity securities	120	490
Net change in loans	(3,687)	845
Mandatory redemption of Federal Home Loan Bank Stock	600	—
Proceeds from sale of foreclosed assets	790	36
Purchases of premises and equipment	(108)	(764)

Net cash provided by investing activities	173	5,704

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	2014	2013
Financing Activities
Net change in deposits	$13,724	$(14,284)
Net change in short-term borrowings	3,843	4,461
Net change in long-term debt	(89)	(90)
Cash dividends paid	(430)	(376)
Treasury stock sold	14	—

Net cash provided (used in) by financing activities	17,062	(10,289)

Increase (Decrease) in Cash and Cash Equivalents	17,260	(4,464)

Cash and Cash Equivalents, Beginning of Period	23,474	75,108

Cash and Cash Equivalents, End of Period	$40,734	$70,644

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$628	$837

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed real estate and other repossessed assets	$—	$52

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2014, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2013 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and twelve branches in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio. The Community Bank division conducts its business through its main office in Lancaster, Ohio and seven offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans. The targeted lending areas of our Bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 19 branch locations.

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

For the Three Months Ended March 31, 2014 and 2013

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

For the Three Months Ended March 31, 2014 and 2013

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

For the Three Months Ended March 31, 2014 and 2013

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

For the Three Months Ended March 31, 2014 and 2013

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share data
Basic
Net income	$485	$465

Dividends on non-vested restricted stock	(15)	(12)

Net earnings allocated to stockholders	$470	$453

Weighted average common shares outstanding	4,813,957	4,809,538

Basic earnings per common share	$0.10	$0.09

Diluted
Net earnings allocated to stockholders	$470	$453

Weighted average common shares outstanding for basic earnings per common share	4,813,957	4,809,538

Add: Dilutive effects of assumed exercise of stock options and restricted stock	101,918	53,771

Average shares and dilutive potential common shares	4,915,875	4,863,309

Diluted earnings per common share	$0.10	$0.09

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both March 31, 2014 and 2013, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

Recent Accounting Pronouncements

FASB ASU 2013-12, Definition of a Public Business Entity, in Accounting Standards Update No. 2013-12, issued in December 2013 improves the United States Generally Accepted Accounting Principles by providing a single definition of public business entity for use in future financial accounting and reporting guidance. This update states that an entity that is required by the Securities and Exchange Commission (SEC) to file or furnish reports to the SEC is considered a public business entity. There is no actual effective date for the amendments in this update. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force, in Accounting Standards Update No. 2014-04, issued in January 2014. The amendments in this update provides clarification on when an in substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, when to derecognize the loan and recognize the foreclosed property. The amendments in this update are effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in Accounting Standards Update No. 2014-08, was issued in April 2014. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2014
U.S. government agencies	$19,000	$—	$(619)	$18,381
State and political subdivisions	5,737	180	—	5,917
Equity securities	4	21	—	25

	$24,741	$201	$(619)	$24,323

Available-for-sale Securities:
December 31, 2013:
U.S. government agencies	$21,000	$—	$(849)	$20,151
State and political subdivisions	6,196	191	—	6,387
Equity securities	4	22	—	26

	$27,200	$213	$(849)	$26,564

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2014:
State and political subdivisions	$835	$11	$—	$846

December 31, 2013:
State and political subdivisions	$955	$15	$—	$970

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$155	$160	$385	$395
One to five years	4,246	4,269	450	451
Five to ten years	14,336	14,173	—	—
After ten years	6,000	5,696	—	—

Equity securities	4	25	—	—

Totals	$24,741	$24,323	$835	$846

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $22.1million and $19.6 million at March 31, 2014 and December 31, 2013, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2014 and December 31, 2013, was $18.3 million and $20.2 million, which represented approximately 73.0% and 73.2%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

March 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$18,381	$(619)	$—	$—	$18,381	$(619)

December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$20,151	$(849)	$—	$—	$20,151	$(849)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2014	2013
	(In thousands)

Commercial loans	$58,592	$55,136
Commercial real estate	146,608	144,972
Residential real estate	82,528	82,832
Installment loans	25,393	26,562

Total gross loans	313,121	309,502

Less allowance for loan losses	(3,038)	(2,894)

Total loans	$310,083	$306,608

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

For the Three Months Ended March 31, 2014 and 2013

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2014

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period	$412	$1,609	$141	$90	$642	$2,894
Provision charged to expense	653	(533)	152	9	(65)	216
Losses charged off	(12)	—	(97)	(10)	—	(119)
Recoveries	1	4	41	1	—	47
Balance, end of period	$1,054	$1,080	$237	$90	$577	$3,038
Ending balance: individually evaluated for impairment	$403	$1,080	$—	$—	$—	$1,483
Ending balance: collectively evaluated for impairment	$651	$—	$237	$90	$577	$1,555

Loans:
Ending balance: individually evaluated for impairment	$617	$5,453	$—	$—	$—	$6,070
Ending balance: collectively evaluated for impairment	$57,975	$141,155	$25,393	$82,528	$—	$307,051

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2013

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period	$598	$1,347	$200	$116	$447	$2,708
Provision charged to expense	186	138	29	2	(36)	319
Losses charged off	—	(19)	(97)	—	—	(116)
Recoveries	1	3	59	—	—	63
Balance, end of period	$785	$1,469	$191	$118	$411	$2,974
Ending balance: individually evaluated for impairment	$641	$1,052	$—	$—	$—	$1,693
Ending balance: collectively evaluated for impairment	$144	$417	$191	$118	$411	$1,281

Loans:
Ending balance: individually evaluated for impairment	$813	$7,569	$—	$—	$—	$8,382
Ending balance: collectively evaluated for impairment	$48,146	$133,938	$30,352	$74,741	$—	$287,177

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2013

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$238	$1,151	$—	$—	$—	$1,389
Ending balance: collectively evaluated for impairment	$174	$458	$141	$90	$642	$1,505

Loans:
Ending balance: individually evaluated for impairment	$655	$5,675	$—	$—	$—	$6,330
Ending balance: collectively evaluated for impairment	$54,481	$139,297	$26,562	$82,832	$—	$303,172

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

The following tables show the portfolio quality indicators.

	March 31, 2014
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$55,340	$137,808	$82,528	$25,393	$301,069
Special Mention	2,635	2,808	—	—	5,443
Substandard	617	5,992	—	—	6,609
Doubtful	—	—	—	—	—

	$58,592	$146,608	$82,528	$25,393	$313,121

	December 31, 2013
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$51,739	$135,739	$82,832	$26,562	$296,872
Special Mention	2,727	2,848	—	—	5,575
Substandard	670	6,385	—	—	7,055
Doubtful	—	—	—	—	—

	$55,136	$144,972	$82,832	$26,562	$309,502

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

For the Three Months Ended March 31, 2014 and 2013

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of March 31, 2014

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$60	$—	$84	$490	$634	$57,958	$58,592
Commercial real estate	732	—	107	760	1,599	145,009	146,608
Installment	99	27	—	79	205	25,188	25,393
Residential	342	27	60	1,290	1,719	80,809	82,528

Total	$1,233	$54	$251	$2,619	$4,157	$308,964	$313,121

Loan Portfolio Aging Analysis

As of December 31, 2013

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$38	$—	$84	$641	$763	$54,373	$55,136
Commercial real estate	—	—	105	953	1,058	143,914	144,972
Installment	101	67	—	34	202	26,360	26,562
Residential	233	56	—	1,252	1,541	81,291	82,832

Total	$372	$123	$189	$2,880	$3,564	$305,938	$309,502

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

Impaired Loans

	As of March 31, 2014			Three Months Ended March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$98	$98	$—	$98	$—
Commercial real estate	577	577	—	579	8
Consumer	—	—	—	—	—
Residential	—	—	—	—	—
	675	675	—	677	8
Loans with a specific valuation allowance:
Commercial	519	519	403	523	2
Commercial real estate	4,876	4,876	1,080	4,963	43
Consumer	—	—	—	—	—
Residential	—	—	—	—	—
	5,395	5,395	1,483	5,486	45
Total:
Commercial	$617	$617	$403	$621	$2
Commercial real estate	$5,453	$5,453	$1,080	$5,542	$51
Consumer	$—	$—	$—	$—	$—
Residential	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

	As of December 31, 2013			Three Months Ended March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$136	$136	$—	$236	$1
Commercial real estate	888	888	—	1,824	11

	2,138	1,024	—	2,060	12
Loans with a specific valuation allowance:
Commercial	519	519	238	678	4
Commercial real estate	4,787	4,787	1,151	4,970	50

	5,306	5,306	1,369	5,648	54
Total:
Commercial	$655	$655	$238	$914	$5
Commercial real estate	$5,675	$5,675	$1,151	$6,794	$61

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended March 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	2	155	66
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2014
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	66	—	66
Residential	—	—	—	—
Consumer	—	—	—	—

Three Months ended March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	1	333	313
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2013
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	313	—	313
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

During the three months ended March 31, 2014, troubled debt restructurings described above increased the allowance for loan losses by $89,000. During the three months ended March 31, 2013, troubled debt restructurings described above increased the allowance for loan losses by $20,000.

At March 31, 2014 and 2013 and for three month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2014	2013
	(In thousands)

Service cost	$74	$90
Interest cost	35	41
Expected return on assets	(83)	(64)
Amortization of prior service cost and net loss	(15)	43

Pension expense	$11	$110

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)

Commercial loans unused lines of credit	$12,172	$11,500
Commitment to originate loans	10,471	7,300
Consumer open end lines of credit	35,708	35,289
Standby letters of credit	120	120

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)

Net unrealized loss on securities available-for-sale	$(418)	$(636)
Net unrealized gain for unfunded status of defined benefit plan liability	346	346

	(72)	(290)
Tax effect	24	99

Net-of-tax amount	$(48)	$(191)

Note 7:	Fair Value Measurements

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

For the Three Months Ended March 31, 2014 and 2013

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014
U.S. government agencies	$18,381	$—	$18,381	$—
State and political subdivisions	5,917	—	5,917	—
Equity securities	25	—	25	—

December 31, 2013
U.S. government agencies	$20,151	$—	$20,151	$—
State and political subdivisions	6,387	—	6,387	—
Equity securities	26	26	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014
Collateral dependent impaired loans	$—	$—	$—	$—
Foreclosed assets held for sale	—	—	—	—

December 31, 2013
Collateral dependent impaired loans	$1,096	$—	$—	$1,096
Foreclosed assets held for sale	695	—	—	695

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/14	Valuation Technique	Unobservable Inputs	Range
(In thousands)
Collateral-dependent impaired loans	$—	Market comparable properties	Marketability discount	10% – 35%

Foreclosed assets held for sale	$—	Market comparable properties	Selling costs	10% – 15%

	Fair Value at 12/31/13	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	1,096	Market comparable properties	Marketability discount	10% – 35%

Foreclosed assets held for sale	$695	Market comparable properties	Selling costs	10% – 15%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

There were no significant changes in the valuation techniques used during 2014.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014

Financial assets
Cash and cash equivalents	$40,734	$40,734	$—	$—
Held-to-maturity securities	835	—	846	—
Loans, net of allowance	310,083	—	—	309,465
Federal Home Loan Bank stock	4,210	—	4,210	—
Accrued interest receivable	906	—	906	—

Financial liabilities
Deposits	324,365	—	309,760	—
Short term borrowings	9,589	—	9,589	—
Federal Home Loan Bank Advances	26,902	—	28,775	—
Subordinated debentures	4,124	—	3,836	—
Interest payable	142	—	142	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013:

Financial assets
Cash and cash equivalents	$23,474	$23,474	$—	$—
Held-to-maturity securities	955	—	970	—
Loans, net of allowance	306,608	—	—	306,181
Federal Home Loan Bank stock	4,810	—	4,810	—
Accrued interest receivable	1,022	—	1,022	—

Financial liabilities
Deposits	310,641	—	296,300	—
Short term borrowings	5,746	—	5,746	—
Federal Home Loan Bank Advances	26,991	—	28,998	—
Subordinated debentures	4,000	—	3,729	—
Interest payable	144	—	144	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2014 and December 31, 2013.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2014, as compared to December 31, 2013, and the results of operations for the three months ended March 31, 2014, compared to the same period in 2013. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported diluted earnings per share of $0.10 for the three months ended March 31, 2014 compared to $0.09 for the three months ended March, 31, 2013, an increase of 11.11%. The earnings level for the three months ended March 31, 2014 can be attributed to several factors which are explained in detail below. The most notable factor is a $152,720 pre tax impairment charge against earnings on a foreclosed real estate property. This impairment charge was due to a natural disaster landslide that impacted the property’s structural integrity. Even though this property was properly insured, this was an event that is not claimable; therefore, there will be no recovery. Without this impairment charge, which will be nonrecurring in future periods, the Company would have reported core diluted earnings per share of $0.12 for the three months ended March 31, 2014 which is a 33.3% increase over the $0.09 diluted earnings per share reported for the three months ended March 31, 2013.

We are very happy to report on the year-over-year earnings improvement of our Company even with the significant nonrecurring write-down that we realized relating to an event that was considered an act of God. The unfortunate reality of this situation is that the subject property relating to this event was under contract to be sold and would have led to a gain on sale if this event had not occurred. From a core operating perspective, the Company’s net interest margin year-over-year remained relatively stable at 3.86% as of March 31, 2014, compared to 3.89% the prior year, even though the Company continued with its conservative posturing relating to the management of its investment portfolio due to the Government’s ongoing zero-rate monetary policy, now in its sixth year. The Company was able to maintain its margin by originating quality loans and lowering its levels of higher costing deposits and lower-yielding investment alternatives at the Federal Reserve. On a year-over-year basis, Gross loans were up by $17.6 million, or 5.94%, while higher costing time deposits and short term, lower-yielding investment alternatives, listed as Average cash and due from Federal Reserve Bank, were down by $17.1 million, or 18.29%, and $46.7 million, or 62.84%, respectively. The Company continued to keep its excess funds in lower-yielding investment alternatives and resist the temptation of extending the duration of its investment portfolio to achieve higher yields. This conservative philosophy continued to be maintained to protect the Company’s capital and earnings in future periods as interest rates increase, once again, to more normalized levels. The Company’s investment in marketable securities declined on an average basis by $9.0 million, or 21.94%, from March 31, 2013 to March 31, 2014. The Company’s credit quality improved as non-accrual loans were down $1.5 million, or 35.80%, to a level of $2.62 million and net loans charged off were marginally up $20,000, to a level of $73,000. Looking at current credit quality trends, loans past due thirty plus days declined by $517,000, or 25.16%, from March 31, 2013 to the same period in 2014. With this improvement in credit quality, the Company decreased the provision for loan losses which was $216,000 for the quarter ended March 31, 2014 compared to $319,000 for the quarter ended March 31, 2013, a decrease of $103,000. Year-over-year, the provision for losses relating to the Company’s Overdraft Privilege Program increased $17,000 as a result of a customer marketing strategy that has added approximately 1,300 new demand deposit accounts to this program. As previously discussed in prior quarters, the Company continues to see positive results related to service charge income on these new accounts. Overall, the decreased loan loss provision net of loans charged off resulted in a total allowance for loan losses to total loans of 0.97% and a total allowance for loan losses to nonperforming loans of 116.00%, compared to 1.01% and 72.89% respectively at March 31, 2013. With this continued trend of improving credit quality and coverage, the Company projects to continue a decrease of its provision for loan losses which will have a positive impact on future core earnings.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013

The Company continued to see a positive return on its strategy of attracting additional customers into lower cost funding accounts while allowing higher cost funding to run off. From March 31, 2013 to March 31, 2014, its lower cost funding accounts increased $5.3 million or 2.2%. As previously mentioned, the Company continued to see the positive impact of attracting a higher number of transaction accounts resulting in service charges on deposit accounts increasing by $135,000, or 27.33%, on a year-over-year basis as of March 31, 2014. It is projected this trend will continue even as regulations relating to the Dodd-Frank Act are more fully implemented. The heightened implementation of these Government mandated regulations will have a limiting effect on the level of revenue realized per account which will be offset by the Company’s focus on attracting a higher number of transaction accounts that can generate fee based income. Lastly, Noninterest expense increased on a year-over-year basis by $77,000 or 2.27%. This increase is attributed to several factors including the previously mentioned $152,720 impairment charge against earnings on a foreclosed real estate property, ever-increasing health care costs and the opening of the Company’s new Retail Banking and Training Center located on the west-side of the highly appealing St. Clairsville, Ohio market. With this new facility which opened toward the end of the second quarter of 2013, the shifting of lower yielding liquid assets into higher yielding quality loans, the continuing growth in service charge income on deposit accounts and the potential of a lower loan loss provision, we are projecting continued improvement in our profitability.

Our mantra in our earnings releases for the past several quarters has centered on the fact we are managing our balance sheet in a fashion which is causing ‘short term pain for long term gain’. As stated above, our conservative risk management of keeping our liquidity in lower-yielding, short term investments has had somewhat of a limiting effect on our earnings. Even with this reality, we firmly believe that our present posture is the prudent one to take with the anticipation of interest rate increases as the Federal Reserve eases out of its current monetary policy which began this past December with the tapering of its level of asset purchases under its Quantitative Easing policy. This tapering of asset purchases by the Federal Reserve continues in this year and, it is anticipated, will be finished by year-end. The finalization of Quantitative Easing could put pressure on interest rates to increase in the not too distant future. At present, we continue to aggressively make loans in our banking communities and continue to resist seeking a higher return by stretching the duration of our investment portfolio until we see rates tied to longer-term investment alternatives, such as the 10 Year U.S. Treasury, reach more normalized historic levels. By investing in longer maturity securities today, we would expose our shareholders to losses in capital and earnings when interest rates normalize upward. As you can see in our financial statements, this conservative investment strategy has helped our Company preserve its book value, which improved on a year-over-year basis from $7.64 to $8.14, and our equity to assets which increased by 1.05% to a level of 9.63% as of March 31, 2014. Over the course of the past year as interest rates moderated slightly upward, some of our peers have seen an erosion of their book values and capital bases due to the losses that have occurred within their investment portfolios as a direct result of their investment strategies that stretched for yield in a lower interest rate environment. We continue to be satisfied with our current strategy of covering our overhead, maintaining a very adequate level of capital and reserves and making our dividend payment which continues to be generous in today’s market with a yield of 3.86% based upon our closing price this past quarter end. We continue to project our strategy will be proven right as we have seen within the past year the negative impact rising rates can have on the valuations of investment portfolios, capital bases and book values. In addition, as we shift more of our lower-yielding liquid investments into higher-yielding quality loans, we are starting to see a higher level of growth in our earnings. We firmly believe that we have been through our earnings trough and will see improving results in the earnings that our Company produces on a core basis in the coming quarters; especially as interest rates reach more normalized levels and we can comfortably grow our investment portfolio to levels at which we are more historically accustomed. With our focused commitment to remaining disciplined with our strategy and the improving earnings of our Company over the course of the past year, we have seen our market value improve by closing on March 31, 2014 at $8.28, an increase of 13.42% from March 31, 2013. Being a strong and profitable Company in this presently changing banking environment and rewarding our owners with solid growth in their shareholder value continues to be our priority and our long term focus.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At March 31, 2014, gross loans were $313.1 million, compared to $309.5 million at December 31, 2013, an increase of $3.6 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $5.1 million increase in commercial and commercial real estate loans and a $1.2 million decrease in installment lending and a $304,000 decrease in residential loans since December 31, 2013.

Commercial and commercial real estate loans comprised 65.5% of total loans at March 31, 2014, compared to 64.7% at December 31, 2013. Commercial and commercial real estate loans have increased $5.1 million, or 2.5% since December 31, 2013. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the state of Ohio.

Installment loans represented 8.1% of total loans at March 31, 2014 and 8.6% at December 31, 2013. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $1.2 million, or 4.4%, since December 31, 2013. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 20 banking locations.

Residential real estate loans were 26.4% of total loans at March 31, 2014 and 26.8% at December 31, 2013, representing a decrease of $304,000, or less than 1.0% since December 31, 2013. As of March 31, 2014, the Bank has approximately $10.2 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $10.7 million at December 31, 2013. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At March 31, 2014, the Company did not hold any loans for sale.

The allowance for loan losses totaled $3.0 million at March 31, 2014, which represented 0.97% of total loans, and $2.9 million at December 31, 2013, or 0.94% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2014 were approximately $72,000 or 2.5%, of the beginning balance in the allowance for loan losses. Net loans charged off did decrease for the three months ended March 31, 2014 as compared to the same period in 2013. Net loans charged off increased approximately $21,000 for the three months ended March 31, 2014 as compared to the same period in 2013.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at March 31, 2014 decreased approximately $2.4 million from December 31, 2013 totals. The opportunities to reinvest these liquid funds have been limited due to the historical low interest rates available on replacement investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2014, total core deposits decreased approximately $15.7 million, or 6.7%. The Company’s savings accounts increased $1.7 million or 2.6% from December 31, 2013 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $13.9 million while certificates of deposit under $100,000 decreased by $1.6 million, or 2.6%. As a result of the booming activity of the oil and gas industry within our market areas, the Company had experienced a higher than normal influx of funds during 2013 and that continued into 2014. The amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2014, certificates of deposit greater than $100,000 decreased $418,000 or 2.2%, from December 31, 2013 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $3.8 million from December 31, 2013 totals.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Net Income

The Company reported diluted earnings per share of $0.10 for the three months ended March 31, 2014 compared to $0.09 for the three months ended March, 31, 2013, an increase of 11.11%. The earnings level for the three months ended March 31, 2014 can be attributed to several factors which are explained in detail below. The most notable factor is a $152,720 pre tax impairment charge against earnings on a foreclosed real estate property. This impairment charge was due to a natural disaster landslide that impacted the property’s structural integrity. Even though this property was properly insured, this was an event that is not claimable; therefore, there will be no recovery. Without this impairment charge, which will be nonrecurring in future periods, the Company would have reported core diluted earnings per share of $0.12 for the three months ended March 31, 2014 which is a 33.3% increase over the $0.09 diluted earnings per share reported for the three months ended March 31, 2013.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Net Interest Income

Net interest income decreased less than 1.0%, or $18,000 for the three months ended March 31, 2014 compared to the same period in 2013. As previously mention, not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our earnings for three months ended march 31, 2014 and 2013. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

Provision for Loan Losses

The provision for loan losses was $216,000 for the three months ended March 31, 2014, compared to $319,000 for the same period in 2013. As previously discussed, the decrease in the provision for loan losses was primarily due to and overall improvement in credit quality of the loan portfolio.

Noninterest Income

As previously mentioned, attracting a higher number of transaction accounts as a result of a customer marketing strategy had a positive impact on noninterest income. The Company’s service charges on deposit accounts, a component of non interest income increased by $135,000 for the three months ended March 31, 2014 as compared to the same period in 2013. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense was $3.5 million for the three months ended March 31, 2014, an increase of $78,000 compared to the three months ended March 31, 2013. Salaries and employee benefit expense decreased $73,000, for the three month period ended March 31, 2014, compared to the same period in 2013. This decrease was primarily due to lower costs related to the Company’s Defined Benefit Retirement Plan. The decrease in salaries and employee benefits was offset by increases to several factors including the previously mentioned $152,720 impairment charge against earnings on a foreclosed real estate property, ever-increasing health care costs and the opening of the Company’s new Retail Banking and Training Center located on the west-side of the highly appealing St. Clairsville, Ohio market. Also the Company’s Franchise and other taxes decreased by $74,000 for the three months ended March 31, 2014 as compared to the same period in 2013. For 2014, the State of Ohio permanently reduced their franchise tax rate for banks, therefore the Company will continue to see reduced franchise tax expense as compared to previous years.

Federal Income Taxes

The provision for federal income taxes was $122,000 for the three months ended March 31, 2014, an increase of $85,000 compared to the same period in 2013. The effective tax rate was approximately 20.0% and 8.0% for the three months ended March 31, 2014 and 2013, respectively.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $39.2 million at March 31, 2014 compared to $38.9 million at December 31, 2013, a $305,000 increase. Total average stockholders’ equity in relation to total average assets was 9.63% at March 31, 2014 and 9.99% at December 31, 2013. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table illustrates the Company’s “well-capitalized” classification at March 31, 2014.

March 31,
2014
(Dollars in thousands)

Tier 1 capital	$43,496
Total risk-based capital	46,543
Risk-weighted assets	306,289
Average total assets	398,143

Total risk-based capital ratio	15.2%
Tier 1 risk-based capital ratio	14.2%
Tier 1 capital to average assets	10.9%

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

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

United Bancorp, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.
Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, filed on March 21, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/2014 to 1/31/2014	—	—	—	—
Month #2 2/1/2014 to 2/28/2014	—	—	—	—
Month #3 3/1/2014 to 3/31/2014	—	—	—	—

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

/s/United Bancorp, Inc.

Date: May 14, 2014	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.