Form 10-Q
period 2014-06-30
UNITED BANCORP INC /OH/
filed 2014-08-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________June 30, 2014 _____________

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: _________0-16540 _________

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

Yes ☐      No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 4, 2014, 5,374,386 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Cash and due from banks	$4,931	$5,328
Interest-bearing demand deposits	26,086	18,146
Cash and cash equivalents	31,017	23,474

Available-for-sale securities	24,614	26,564
Held-to-maturity securities	835	955
Loans, net of allowance for loan losses of $3,132 and $2,894 at June 30, 2014 and December 31, 2013, respectively	312,265	306,608
Premises and equipment	10,416	10,723
Federal Home Loan Bank stock	4,210	4,810
Foreclosed assets held for sale, net	1,380	2,202
Intangible assets	126	186
Accrued interest receivable	861	1,022
Deferred income taxes	601	744
Bank-owned life insurance	10,711	10,511
Other assets	1,985	1,243

Total assets	$399,021	$389,042

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$177,247	$164,747
Savings	69,796	67,588
Time	72,510	78,306
Total deposits	319,553	310,641
Short-term borrowings	6,577	5,746
Federal Home Loan Bank advances	26,840	26,991
Subordinated debentures	4,124	4,000
Interest payable and other liabilities	2,186	2,793
Total liabilities	359,280	350,171

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 2014 –5,385,304 shares, 2013 – 5,375,304 shares	5,385	5,375
Additional paid-in capital	17,899	17,750
Retained earnings	19,940	19,600
Stock held by deferred compensation plan; 2014 –222,705 shares, 2013 – 213,805 shares	(1,979)	(1,904)
Unearned ESOP compensation	(1,562)	(1,658)
Accumulated other comprehensive income (loss)	145	(191)
Treasury stock, at cost
2014 –10,918 shares, 2013 – 12,496 shares	(87)	(101)

Total stockholders’ equity	39,741	38,871

Total liabilities and stockholders’ equity	$399,021	$389,042

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$3,924	$3,972	$7,817	$7,969
Taxable securities	69	44	140	148
Non-taxable securities	65	118	134	234
Federal funds sold	23	37	34	77
Dividends on Federal Home Loan Bank stock and other	53	51	106	113
Total interest and dividend income	4,134	4,222	8,231	8,541

Interest expense
Deposits
Demand	27	26	52	54
Savings	8	7	16	15
Time	265	381	539	794
Borrowings	320	381	639	762
Total interest expense	620	795	1,246	1,625
Net interest income	3,514	3,427	6,985	6,916
Provision for loan losses	216	340	432	659
Net interest income after provision for loan losses	3,298	3,087	6,553	6,257

Noninterest income
Service charges on deposit accounts	702	587	1,329	1,079
Realized gains on sales of loans	12	24	16	50
BOLI benefit in excess of surrender value	35	—	35	—
Other income	210	201	417	423
Total noninterest income	959	812	1,797	1,552

Noninterest expense
Salaries and employee benefits	1,602	1,682	3,262	3,415
Net occupancy and equipment expense	500	447	1,018	925
Provision for impairment on foreclosed real estate	—	10	162	10
Professional services	210	245	428	408
Insurance	74	74	148	137
Deposit insurance premiums	72	74	137	156
Franchise and other taxes	70	127	124	255
Advertising	121	103	227	225
Stationery and office supplies	51	45	92	90
Amortization of intangible asset	29	30	59	59
Net realized loss on sale of other real estate and repossessions	—	15	6	15
Other expenses	570	497	1,123	1,062
Total noninterest expense	3,299	3,349	6,786	6,757
Income before federal income taxes	958	550	1,564	1,052

Federal income taxes	242	81	364	118
Net income	$716	$469	$1,200	$934

EARNINGS PER COMMON SHARE
Basic	$0.14	$0.10	$0.24	$0.19
Diluted	$0.14	$0.10	$0.24	$0.19
DIVIDENDS PER COMMON SHARE	$0.08	$0.07	$0.16	$0.14

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$716	$469	$1,200	$934

Other comprehensive income(loss), net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $99, $(217), $174 and $(256) for each respective period	193	(420)	336	(494)

Comprehensive income	$909	$49	$1,536	$440

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2014	2013
Operating Activities
Net income	$1,200	$934
Items not requiring (providing) cash
Amortization (accretion) of premiums and discounts on securities, net	2	(17)
Depreciation and amortization	490	473
Amortization of intangible asset	59	59
Expense related to share based compensation plans	83	100
Expense related to ESOP	96	81
Provision for loan losses	432	659
Provision for losses on foreclosed real estate	162	10
Bank-owned life insurance	(44)	(176)
Gain on sale of loans	(16)	(50)
Proceeds from sale of loans	921	1,751
Loans originated for sale	(905)	(1,701)
Loss on sale of foreclosed assets	5	15
Amortization of mortgage servicing rights	9	12
Net change in accrued interest receivable and other assets	(619)	300

Net change in accrued expenses and other liabilities	(607)	(391)

Net cash provided by operating activities	1,268	2,059

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	5,458	24,104
Purchases	(3,000)	(18,000)
Securities held to maturity:
Maturities, prepayments and calls	119	490
Net change in loans	(5,910)	(333)
Mandatory redemption of Federal Home Loan Bank Stock	600	—
Purchases of premises and equipment	(196)	(1,134)
Proceeds from sale of foreclosed assets	458	128

Net (used in) cash provided by investing activities	(2,471)	5,255

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2014	2013
Financing Activities
Net change in deposits	$8,912	$(24,404)
Net change in short-term borrowings	831	1,547
Net change in long-term borrowings	(151)	(185)
Treasury stock activity	14	(71)
Cash dividends paid on common stock	(860)	(751)

Net cash provided (used in) by financing activities	8,746	(23,864)

Increase (decrease) in Cash and Cash Equivalents	7,543	(16,550)
Cash and Cash Equivalents, Beginning of Period	23,474	75,108

Cash and Cash Equivalents, End of Period	$31,017	$58,558

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,356	$1,684

Federal income taxes paid	$580	$310

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$195	$694

Vesting of restricted stock	$203	$—

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2014, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2013 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and twelve branches in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio. The Community Bank division conducts its business through its main office in Lancaster, Ohio and five offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans. The targeted lending areas of our Bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 19 branch locations.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

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

For the Three and Six Months Ended June 30, 2014 and 2013

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

For the Three and Six Months Ended June 30, 2014 and 2013

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

For the Three and Six Months Ended June 30, 2014 and 2013

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Basic
Net income	$716	$469	$1,200	$934
Dividends on non-vested restricted stock	(13)	(12)	(28)	(24)
Net income allocated to stockholders	$703	$457	$1,172	$910
Weighted average common shares outstanding	4,851,805	4,802,987	4,832,847	4,806,244
Basic earnings per common share	$0.14	$0.10	$0.24	$0.19

Diluted
Net income allocated to stockholders	$703	$457	$1,172	$910
Weighted average common shares outstanding for basic earnings per common share	4,851,805	4,802,987	4,832,847	4,806,244
Add: Dilutive effects of assumed exercise of stock options and restricted stock	80,215	59,923	80,215	59,924
Average shares and dilutive potential common shares	4,932,020	4,862,910	4,913,062	4,866,168

Diluted earnings per common share	$0.14	$0.10	$0.24	$0.19

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both June 30, 2014 and 2013, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2014
U.S. government agencies	$19,000	$—	$(329)	$18,671
State and political subdivisions	5,736	184	—	5,920
Equity securities	4	19	—	23

	$24,740	$203	$(329)	$24,614

Available-for-sale Securities:
December 31, 2013:
U.S. government agencies	$21,000	$—	$(849)	$20,151
State and political subdivisions	6,196	191	—	6,387
Equity securities	4	22	—	26

	$27,200	$213	$(849)	$26,564

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2014:
State and political subdivisions	$835	$8	$—	$843

December 31, 2013:
State and political subdivisions	$955	$15	$—	$970

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$256	$260	$385	$392
One to five years	10,146	10,091	450	451
Five to ten years	11,334	11,390	—	—
After ten years	3,000	2,850	—	—

Equity securities	4	23	—	—

Totals	$24,740	$24,614	$835	$843

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $22.4 and $19.6 million at June 30, 2014 and December 31, 2013, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2014 and December 31, 2013, was $15.7 million and $20.2 million, which represented approximately 63.8% and 73.2%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result on an general increase in longer term interest rates.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

June 30, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$15,671	$(329)	$—	$—	$15,671	$(329)

December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$20,151	$(849)	$—	$—	$20,151	$(849)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2014	2013
	(In thousands)

Commercial loans	$48,909	$55,136
Commercial real estate	159,190	144,972
Residential real estate	83,163	82,832
Installment loans	24,135	26,562

Total gross loans	315,397	309,502

Less allowance for loan losses	(3,132)	(2,894)

Total loans	$312,265	$306,608

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

For the Three and Six Months Ended June 30, 2014 and 2013

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month period ended June 30, 2014

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:

Balance, April 1, 2014	$1,054	$1,080	$237	$90	$577	$3,038
Provision charged to expense	(570)	749	(31)	60	8	216
Losses charged off	(13)	—	(81)	(61)	—	(155)
Recoveries	1	9	21	2	—	33
Balance, June 30, 2014	$472	$1,838	$146	$91	$585	$3,132
Balance, January 1, 2014	$412	$1,609	$141	$90	$642	$2,894
Provision charged to expense	83	216	121	69	(57)	432
Losses charged off	(25)	—	(178)	(71)	—	(274)
Recoveries	2	13	62	3	—	80
Balance, June 30, 2014	$472	$1,838	$146	$91	$585	$3,132
Ending balance: individually evaluated for impairment	$323	$1,353	$—	$—	$—	$1,676
Ending balance: collectively evaluated for impairment	$149	$485	$146	$91	$585	$1,456

Loans:

Ending balance: individually evaluated for impairment	$515	$6,143	$—	$—	$—	$6,658
Ending balance: collectively evaluated for impairment	$48,394	$153,047	$24,135	$83,163	$—	$308,739

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month period ended June 30, 2013

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

For the Three and Six Months Ended June 30, 2014 and 2013

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

The following tables show the portfolio quality indicators.

	June 30, 2014
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$48,102	$150,845	$83,163	$24,135	$306,245
Special Mention	287	1,636	—	—	1,923
Substandard	520	6,709	—	—	7,229
Doubtful	—	—	—	—	—

	$48,909	$159,190	$83,163	$24,135	$315,397

	December 31, 2013
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$51,739	$135,739	$82,832	$26,562	$296,872
Special Mention	2,727	2,848	—	—	5,575
Substandard	670	6,385	—	—	7,055
Doubtful	—	—	—	—	—

	$55,136	$144,972	$82,832	$26,562	$309,502

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

For the Three and Six Months Ended June 30, 2014 and 2013

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of June 30, 2014

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$—	$—	$84	$393	$477	$48,432	$48,909
Commercial real estate	1,113	—	107	760	1,980	157,210	159,190
Installment	110	18	—	41	169	23,966	24,135
Residential	1,227	—	—	1,037	2,264	80,899	83,163
Total	$2,450	$18	$191	$2,231	$4,890	$310,507	$315,397

Loan Portfolio Aging Analysis

As of December 31, 2013

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$38	$—	$84	$641	$763	$54,373	$55,136
Commercial real estate	—	—	105	953	1,058	143,914	144,972
Installment	101	67	—	34	202	26,360	26,562
Residential	233	56	—	1,252	1,541	81,291	82,832
Total	$372	$123	$189	$2,880	$3,564	$305,938	$309,502

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

Impaired Loans

	As of June 30, 2014			For the three months ended June 30, 2014		For the six months ended June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$96	$96	$—	$96	$1	$97	$1
Commercial real estate	681	681	—	684	6	691	14
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	777	777	—	780	7	788	15
Loans with a specific valuation allowance:
Commercial	419	419	323	422	2	439	4
Commercial real estate	5,462	5,462	1,353	5,547	78	4,706	121
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	5,881	5,881	1,676	5,969	80	5,145	125

Total:
Commercial	$515	$515	$323	$518	$3	$536	$5
Commercial real estate	$6,143	$6,143	$1,353	$6,231	$84	$5,397	$135
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

Impaired Loans

	As of December 31, 2013			For the three months ended June 30, 2013		For the six months ended June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$136	$136	$—	$93	$—	$84	$1
Commercial real estate	888	888	—	1,269	17	1,266	28
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	1,024	1,024	—	1,362	17	1,350	29
Loans with a specific valuation allowance:
Commercial	519	519	238	673	2	669	6
Commercial real estate	4,787	4,787	1,151	5,597	76	5,594	126
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	5,306	5,306	1,389	6,270	78	6,263	132

Total:
Commercial	$655	$655	$238	$766	$2	$753	$7
Commercial real estate	$5,675	$5,675	$1,151	$6,866	$93	$6,860	$154
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months ended June 30, 2014
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Six Months ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	2	155	68
Residential	—	—	—
Installment	—	—	—

Six Months Ended June 30, 2014
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	68	—	68
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

During the six the months ended June 30, 2014, troubled debt restructurings described above increased the allowance for loan losses by $87,000. During the six months ended June 30, 2013, troubled debt restructurings described above increased the allowance for loan losses by $20,000.

At June 30, 2014 and 2013 and for three and six month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)

Service cost	$74	$90	$148	$180
Interest cost	35	41	70	82
Expected return on assets	(83)	(64)	(166)	(128)
Amortization of prior service cost and net loss	(15)	43	(30)	86

Pension expense	$11	$110	$22	$220

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)

Commercial loans unused lines of credit	$13,632	$11,500
Commitment to originate loans	7,788	7,300
Consumer open end lines of credit	35,576	35,289
Standby letters of credit	120	120

Note 6:   Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)

Net unrealized loss on securities available-for-sale	$(126)	$(636)
Net unrealized gain (loss) for funded (unfunded) status of defined benefit plan liability	346	346

	220	(290)
Tax effect	(75)	99

Net-of-tax amount	$145	$(191)

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

For the Three and Six Months Ended June 30, 2014 and 2013

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014
U.S. government agencies	$18,671	$—	$18,671	$—
State and political subdivisions	5,920	—	5,920	—
Equity securities	23	23	—	—

December 31, 2013
U.S. government agencies	$20,151	$—	$20,151	$—
State and political subdivisions	6,387	—	6,387	—
Equity securities	26	26	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014
Collateral dependent impaired loans	$1,181	$—	$—	$1,181
Foreclosed assets held for sale	33	—	—	33

December 31, 2013
Collateral dependent impaired loans	$1,096	$—	$—	$1,096
Foreclosed assets held for sale	695	—	—	695

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 6/30/14	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$1,181	Market comparable properties	Marketability discount	10% – 35%

Foreclosed assets held for sale	$33	Market comparable properties	Selling costs	10% – 15%

	Fair Value at 12/31/13	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	1,096	Market comparable properties	Marketability discount	10% – 35%

Foreclosed assets held for sale	$695	Market comparable properties	Selling costs	10% – 15%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

There were no significant changes in the valuation techniques used during 2014.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014

Financial assets
Cash and cash equivalents	$31,017	$31,017	$—	$—
Held-to-maturity securities	835	—	843	—
Loans, net of allowance	312,265	—	—	311,270
Federal Home Loan Bank stock	4,210	—	4,210	—
Accrued interest receivable	861	—	861	—

Financial liabilities
Deposits	319,553	—	306,317	—
Short term borrowings	6,577	—	6,577	—
Federal Home Loan Bank Advances	26,840	—	28,757	—
Subordinated debentures	4,124	—	3,844	—
Interest payable	133		133

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013

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

For the Three and Six Months Ended June 30, 2014 and 2013

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2014 and December 31, 2013.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2014, as compared to December 31, 2013, and the results of operations for the three and six months ended June 30, 2014, compared to the same period in 2013. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported diluted earnings per share for the three months ended June 30, 2014 of $0.14 compared to $0.10 for the same period in 2013, an increase of 40.00%. On a year-to-date basis, the Company’s reported diluted earnings per share was $0.24 for the six months ended June 30, 2014 compared to $0.19 for the six months ended June, 30, 2013, an increase of 26.32%. The earnings level for the six months ended June 30, 2014 can be attributed to several factors which are explained in detail below. The most notable factors are an increase in net interest income, a reduction in the provision for loan losses and an increase in service charge income.

From a core operating perspective, the Company’s net interest margin improved to 3.85% as of June 30, 2014, compared to 3.59% the prior year. This occurred even though the Company continued with its conservative posturing relating to the management of its investment portfolio due to the Government’s ongoing zero interest rate policy (ZIRP), now in its sixth year, and the continuing of its quantitative easing policy (QE). The Company was able to maintain its margin by originating quality loans and decreasing its levels of higher costing deposits and lower-yielding investment alternatives at the Federal Reserve. On a year-over-year basis, Gross loans were up by $19.3 million, or 6.53%, while higher costing time deposits and short term, lower-yielding investment alternatives, listed as Average cash and due from Federal Reserve Bank, were down by $16.0 million, or 18.05%, and $33.0 million, or 47.70%, respectively. The Company continued to keep its excess funds in lower-yielding investment alternatives, which totaled $36.2 million on an average basis as of June 30, 2014, and resist the temptation of extending the duration of its investment portfolio to achieve higher yields. This conservative philosophy continued to be maintained to protect the Company’s capital and earnings in future periods as interest rates increase, once again, to more normalized levels. The Company’s investment in marketable securities declined on an average basis by $7.7 million, or 20.20%, from June 30, 2013 to June 30, 2014 to a level of $30.3 million. The Company’s credit quality improved as non-accrual loans were down $1.3 million, or 37.43%, to a level of $2.2 million and net loans charged off were $194,000 or 0.12% of average loans. With the improvement in credit quality, the Company decreased the provision for loan losses which was $432,000 for the six months ended June 30, 2014 compared to $659,000 for the six months ended June 30, 2013, a decrease of $227,000. Even with this reduction in the provision for loan losses, the overall total allowance for loan losses to total loans was 0.99% resulting in a total allowance for loan losses to nonperforming loans of 140.37%, compared to 1.10% and 91.64% respectively at June 30, 2013. With this continued trend of improving credit quality and coverage, the Company projects a further reduction of its provision for loan losses which will have a positive impact on future core earnings.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The Company continued to see a positive return on its strategy of attracting additional customers into lower-cost funding accounts while allowing higher-cost funding to run off. From June 30, 2013 to June 30, 2014, its lower-cost funding accounts increased $9.5 million or 4.0%. This higher level of transaction-type accounts contributed to service charges on deposit accounts increasing by $250,000, or 23.17%, on a year-over-year basis as of June 30, 2014. As the Company continues with this focus of attracting a higher level of transactional-based accounts, it is projected this trend of increasing service charges on deposit accounts will continue even with the heightened implementation of the Dodd-Frank Act which could have a limiting effect on the level of revenue realized per account. This potential limitation will be offset by the Company’s focus on attracting a higher number of transaction accounts that can generate fee based income. Lastly, noninterest expense increased on a year-over-year basis by $29,000 or 0.43%. Without the previously disclosed impairment charge of $152,720 taken in the first quarter of this year relating to a landslide that rendered a bank-owned foreclosed real estate property in a condemned state, non-interest expense would have decreased by $109,000, or 1.62%, for the six months ended June 30, 2014. This reduced figure takes into account ever-increasing health care costs and the opening of the Company’s new retail banking and training center located on the west-side of the highly appealing St. Clairsville, Ohio market. Our goal is controlling our noninterest expense while continuing to build and strengthen our operational foundation which will lead to future growth, higher levels of core earnings and, ultimately, a higher level of performance. In the first six months of this year, we have successfully met this objective and will continue with this focus in the coming quarters. With our new retail and training facility which opened toward the end of the second quarter of 2013, the shifting of lower yielding liquid assets into higher yielding quality loans, the continuing growth in service charge income on deposit accounts, the controlling of our overhead and the potential of a lowering of our loan loss provision, we are projecting continued improvement in our profitability.

Our mantra in our earnings releases for the past several quarters has centered on the fact that we are managing our balance sheet in a fashion which has caused some ‘short term pain for long term gain’. As stated above, our conservative risk management of keeping our liquidity in lower-yielding, short term investments and not leveraging our investment portfolio by stretching for yield has had somewhat of a limiting effect on our earnings. Even with this reality, we firmly believe that our present posture is the prudent one to take with the anticipation of interest rate increases as the Federal Reserve eases out of its current monetary policy which began this past December with the tapering of its level of asset purchases under its quantitative easing policy (QE). This tapering of asset purchases by the Federal Reserve continues in this year and, it is anticipated, will be finished by year-end. The Fed’s planned finalization of QE coupled with the easing out of its zero interest rate policy (ZIRP), potentially in the short term, could put pressure on interest rates to increase in the not too distant future. At present, we continue to aggressively make loans in our banking communities and resist seeking a higher return by stretching the duration of our investment portfolio until we see rates tied to longer-term investment alternatives, such as the 10 Year U.S. Treasury, reach more normalized historic levels. By investing in longer maturity securities today, we would expose our shareholders to losses in capital and earnings when interest rates normalize upward. As you can see in our financial statements, this conservative investment strategy has helped our Company preserve its book value, which improved on a year-over-year basis from $7.58 to $8.16 and has increased our shareholder’s equity by $3.3 million, or 9.1%, and equity to assets by 1.17% to a level of 9.96% as of June 30, 2014. Over the course of the past year as interest rates moderated slightly upward, some of our peers have seen an erosion of their book values and capital bases due to the losses that have occurred within their investment portfolios as a direct result of their investment strategies that stretched for yield in a lower interest rate environment. We continue to be satisfied with our current strategy of covering our overhead, maintaining a very adequate level of capital and reserves and making our dividend payment which continues to be generous in today’s market with a yield of 3.93% based upon our closing price this past quarter end. We are extremely happy to report that our Company was most recently recognized by American Banker Magazine as one of the top twenty-five publically traded U.S. banks and thrifts with the highest dividend yield in our country… coming in at number sixteen. We continue to project our strategy will be proven right as we have seen within the past year the negative impact rising rates can have on the valuations of investment portfolios, capital bases and book values. In addition, as we shift more of our lower-yielding liquid investments into higher-yielding quality loans and attract a higher level of low costing, fee generating accounts to our Company, we are starting to see a higher level of growth in our earnings. We firmly believe that we will continue to see improving results in the earnings that our Company produces on a core basis in the coming quarters; especially as interest rates reach more normalized levels and we can comfortably leverage our capital by growing our investment portfolio to levels at which we are more historically accustomed. With our focused commitment to remaining disciplined with our strategy and the improving earnings of our Company over the course of the past year, we have seen our market value improve by closing on June 30, 2014 at $8.14, an increase of 12.28% from June 30, 2013. Being a strong and profitable Company in this presently changing banking and economic environment and rewarding our owners with solid growth in their shareholder value continues to be our priority and our long term focus.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2014, gross loans were $315.4 million, compared to $309.5 million at December 31, 2013, an increase of $5.9 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of an $8.0 million increase in commercial and commercial real estate loans a $331,000 increase in residential loans and a $2.4 million decrease in installment loans since December 31, 2013.

Commercial and commercial real estate loans comprised 66.0% of total loans at June 30, 2014, compared to 64.7% at December 31, 2013. Commercial and commercial real estate loans have increased $8.0 million, or 4.0% since December 31, 2013. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the state of Ohio.

Installment loans represented 7.6% of total loans at June 30, 2014 and 8.6% at December 31, 2013. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $2.4 million, or 9.1%, since December 31, 2013. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 19 banking locations.

Residential real estate loans were 26.4% of total loans at June 30, 2014 and 26.8% at December 31, 2013, representing an increase of $331,000, or less than 1.0% since December 31, 2013. As of June 30, 2014, the Bank has approximately $9.8 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $10.7 million at December 31, 2013. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At June 30, 2014, the Company did not hold any loans for sale.

The allowance for loan losses totaled $3.1 million at June 30, 2014, which represented 0.99% of total loans, and $2.9 million at December 31, 2013, or 0.94% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2014 were approximately $194,000 or 6.7%, of the beginning balance in the allowance for loan losses. Net loans charged off did increase for the six months ended June 30, 2014 as compared to the same period in 2013. Net loans charged off increased approximately $95,000 for the six months ended June 30, 2014 as compared to the same period in 2013.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at June 30, 2014 decreased approximately $2.1 million from December 31, 2013 totals. The opportunities to reinvest these liquid funds have been limited due to the historical low interest rates available on replacement investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2014, total core deposits increased approximately $10.7 million, or 3.7%. The Company’s savings accounts increased $2.2 million or 3.3% from December 31, 2013 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $12.5 million or 7.6% while certificates of deposit under $100,000 decreased by $4.0 million, or 6.9%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2014, certificates of deposit greater than $100,000 decreased $1.7 million or 9.1%, from December 31, 2013 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $831,000 from December 31, 2013 totals.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Net Income

For the six months ended June 30, 2014 the Company reported net earnings of $1.2 million, compared to $934,000 for the six months ended June 30, 2013. On a per share basis, the Company’s diluted earnings were $0.24 for the six months ended June 30, 2014, as compared to $0.19 for the six months ended June 30, 2013.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 1.0%, or $69,000 for the six months ended June 30, 2014 compared to the same period in 2013. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our 2014 earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

Provision for Loan Losses

The Company’s credit quality improved as non-accrual loans were down $1.3 million, or 37.43%, to a level of $2.23 million and net loans charged off were $194,000 or 0.12% of average loans. With the improvement in credit quality, the Company decreased the provision for loan losses which was $432,000 for the six months ended June 30, 2014 compared to $659,000 for the six months ended June 30, 2013, a decrease of $227,000 or 34.5%.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

A positive effect of attracting a higher level of transaction accounts was the Company’s service charges on deposit accounts increased by $250,000 for the six months ended June 30, 2014 as compared to the same period in 2013. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense increased on a year-over-year basis by $29,000 or less than 1.0%. Without the previously disclosed impairment charge of $152,720 taken in the first quarter of this year relating to a landslide that rendered a bank-owned foreclosed real estate property in a condemned state, non-interest expense would have decreased by $109,000, or 1.62%, for the six months ended June 30, 2014. This reduced figure takes into account ever-increasing health care costs and the opening of the Company’s new retail banking and training center located on the west-side of the highly appealing St. Clairsville, Ohio market.

Federal Income Taxes

The provision for federal income taxes was $364,000 for the six months ended June 30, 2014, an increase of $246,000 compared to the same period in 2013. The effective tax rate was 23.3% and 11.2% for the six months ended June 30, 2014 and 2013, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Net Income

For the three months ended June 30, 2014 the Company reported net earnings of $716,000, compared to $469,000 for the three months ended June 30, 2013. On a per share basis, the Company’s diluted earnings were $0.14 for the three months ended June 30, 2014, as compared to $0.10 for the three months ended June 30, 2013.

Net Interest Income

Net interest income increased 2.5%, or $87,000 for the three months ended June 30, 2014 compared to the same period in 2013. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our year to date 2014 earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

Provision for Loan Losses

The provision for loan losses was $216,000 for the three months ended June 30, 2014, compared to $340,000 for the same period in 2013. As previously discussed, the decrease in the provision for loan losses was primarily due to the overall improvement in the Company’s credit quality.

Noninterest Income

As previously mentioned attracting a higher level of transaction accounts has a positive impact on noninterest income. The Company’s service charges on deposit accounts, a component of non interest income increased by $115,000 for the three months ended June 30, 2014 as compared to the same period in 2013. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense was $3.3 million for the three months ended June 30, 2014 a decrease of $50,000, compared to the three months ended June 30, 2013. Salaries and employee benefit expense decreased $80,000, or 4.8%, for the three month period ended June 30, 2014, compared to the same period in 2013. Professional fees decreased $35,000 for the three month ended June 30, 2014, as compared to the same period in 2013. Professional fees have decreased due to a decrease in collection expense of troubled loan relationships. Net occupancy increased $53,000, or 11.9% for the three months ended June 30, 2014, compared to the same period in 2013. This increase was primarily due to the opening of the Company’s new Retail Banking and Training Center located on the west-side of the highly appealing St. Clairsville, Ohio.

Federal Income Taxes

The provision for federal income taxes was $242,000 for the three months ended June 30, 2014, an increase of $161,000 compared to the same period in 2013. The effective tax rate was 25.3% and 14.7% for the three months ended June 30, 2014 and 2013, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $39.7 million at June 30, 2014 compared to $38.9 million at December 31, 2013, an $870,000 increase. Total average stockholders’ equity in relation to total average assets was 9.96% at June 30, 2014 and 9.99% at December 31, 2013. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following table illustrates the Company’s “well-capitalized” classification at June 30, 2014.

June 30,
2014
(Dollars in thousands)

Tier 1 capital	$43,192
Total risk-based capital	46,332
Risk-weighted assets	306,900
Average total assets	404,173

Total risk-based capital ratio	15.10%
Tier 1 risk-based capital ratio	14.07%
Tier 1 capital to average assets	10.69%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2013, filed on March 21, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
4/1/2014 to	—	—	—	—
4/30/2014
Month #2
5/1/2014 to	4,724	8.00	—	—
5/31/2014
Month #3
6/1/2014 to	—	—	—	—
6/30/2014

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. On May 8, 2014, the Plan purchased a total of 4,724 common shares for participant accounts. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments

. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

/s/United Bancorp, Inc.

Date: August 12, 2014	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 12, 2014	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

