Form 10-Q
period 2014-09-30
UNITED BANCORP INC /OH/
filed 2014-11-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-16540

UNITED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐           No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 3, 2014, 5,374,386 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)

Assets
Cash and due from banks	$5,882	$5,328
Interest-bearing demand deposits	31,485	18,146
Cash and cash equivalents	37,367	23,474
Available-for-sale securities	25,018	26,564
Held-to-maturity securities	835	955
Loans, net of allowance for loan losses of $3,024 and $2,894 at September 30, 2014 and December 31, 2013, respectively	309,720	306,608
Premises and equipment	10,276	10,723
Federal Home Loan Bank stock	4,210	4,810
Foreclosed assets held for sale, net	1,237	2,202
Intangible assets	96	186
Accrued interest receivable	829	1,022
Deferred income taxes	587	744
Bank-owned life insurance	10,673	10,511
Other assets	1,965	1,243
Total assets	$402,813	$389,042

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$180,404	$164,747
Savings	69,713	67,588
Time	70,363	78,306
Total deposits	320,480	310,641
Short-term borrowings	9,134	5,746
Federal Home Loan Bank advances	26,780	26,991
Subordinated debentures	4,124	4,000
Interest payable and other liabilities	2,153	2,793
Total liabilities	362,671	350,171
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2014 –5,385,304 shares, 2013 – 5,375,304 shares	5,385	5,375
Additional paid-in capital	17,953	17,750
Retained earnings	20,229	19,600
Stock held by deferred compensation plan; 2014 –224,871 shares, 2013 – 213,805 shares	(1,994)	(1,904)
Unearned ESOP compensation	(1,515)	(1,658)
Accumulated other comprehensive income (loss)	171	(191)
Treasury stock, at cost 2014 –10,918 shares, 2013 – 12,496 shares	(87)	(101)
Total stockholders’ equity	40,142	38,871
Total liabilities and stockholders’ equity	$402,813	$389,042

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$3,958	$3,997	$11,775	$11,966
Taxable securities	58	78	198	226
Non-taxable securities	62	75	196	309
Federal funds sold	16	33	50	109
Dividends on Federal Home Loan Bank stock and other	41	50	147	163
Total interest and dividend income	4,135	4,233	12,366	12,773

Interest expense
Deposits
Demand	27	25	79	79
Savings	8	8	24	23
Time	256	345	795	1,139
Borrowings	324	372	963	1,134
Total interest expense	615	750	1,861	2,375
Net interest income	3,520	3,483	10,505	10,398
Provision for loan losses	225	354	657	1,013
Net interest income after provision for loan losses	3,295	3,129	9,848	9,385

Noninterest income
Service charges on deposit accounts	723	627	2,052	1,706
Realized gains on sales of loans	6	5	22	55
BOLI benefit in excess of surrender value	—	935	35	935
Realized gains on sales of available –for-sale securities, net	27	—	27	—
Realized gains (losses) on sales of real estate and other repossessed assets	16	—	10	(15)
Other income	203	224	620	647
Total noninterest income	975	1,791	2,766	3,328

Noninterest expense
Salaries and employee benefits	1,643	1,971	4,905	5,386
Net occupancy and equipment expense	487	468	1,505	1,393
Professional services	53	91	481	499
Insurance	73	74	221	211
Deposit insurance premiums	57	75	194	231
Franchise and other taxes	69	126	193	381
Advertising	102	96	329	321
Stationery and office supplies	46	46	138	136
Amortization of intangible asset	30	29	89	89
Provision for losses on foreclosed real estate	17	220	179	230
Other expenses	679	638	1,802	1,698
Total noninterest expense	3,256	3,834	10,036	10,575
Income before federal income taxes	1,014	1,086	2,578	2,138
Federal income taxes	296	7	660	125
Net income	$718	$1,079	$1,918	$2,013

EARNINGS PER COMMON SHARE
Basic	$0.14	$0.22	$0.38	$0.41
Diluted	$0.14	$0.22	$0.38	$0.41
DIVIDENDS PER COMMON SHARE	$0.08	$0.07	$0.24	$0.21

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$718	$1,079	$1,918	$2,013

Other comprehensive income (loss), net of tax:
Reclassification adjustment for net realized gains on available-for-sale securities included in net income during the period, net of taxes of $(9), $ —, $(9), $ — for each respective period	(18)	—	(18)	—
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $13, $(55), $187 and $(310) for each respective period	26	(106)	362	(601)

Comprehensive income	$726	$973	$2,262	$1,412

Accumulated comprehensive income (loss)	$171	$(1,687)	$171	$(1,687)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Operating Activities
Net income	$1,918	$2,013
Items not requiring (providing) cash
Depreciation and amortization	726	727
Amortization of intangible asset	89	89
Expense related to share based compensation plans	124	151
Provision for loan losses	657	1,013
Provision for losses on foreclosed real estate	179	230
Bank-owned life insurance	(162)	(1,193)
Amortization (accretion) of premiums and discounts on securities, net	2	(23)
Originations of loans held for sale	(1,210)	(2,038)
Proceeds from sale of loans held for sale	1,232	2,093
Realized gains on sales of loans	(22)	(55)
Amortization of ESOP	144	123
Realized (gains) losses on sales of other real estate and repossessed assets	(10)	15
Realized gains on available-for-sale securities	(27)	—
Amortization of mortgage servicing rights	13	21
Net change in accrued interest receivable and other assets	(469)	511
Net change in accrued expenses and other liabilities	(640)	(258)

Net cash provided by operating activities	2,544	3,419

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	7,612	24,104
Purchases	(6,023)	(18,000)
Securities held to maturity:
Maturities, prepayments and calls	120	490
Sales of available-for-sale securities	535	—
Net change in loans	(3,512)	(3,158)
Mandatory redemption of Federal Home Loan Bank Stock	600	—
Purchases of premises and equipment	(285)	(1,296)
Proceeds from sale of other real estate and repossessed assets	562	128

Net cash (used) provided by investing activities	(391)	2,268

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Financing Activities
Net change in deposits	$9,839	$(32,932)
Net change in short-term borrowings	3,388	(152)
Net change in long-term borrowings	(211)	(5,293)
Treasury stock activity	14	(70)
Cash dividends paid on common stock	(1,290)	(1,130)

Net cash provided (used in) by financing activities	11,740	(39,577)

Increase (decrease) in Cash and Cash Equivalents	13,893	(33,890)

Cash and Cash Equivalents, Beginning of Period	23,474	75,108

Cash and Cash Equivalents, End of Period	$37,367	$41,218

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,874	$2,421

Federal income taxes paid	$468	$583

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$234	$830

Vesting of restricted stock	$203	$—

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2014, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2013 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and branches in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio. The Community Bank division conducts its business through its main office in Lancaster, Ohio and branches in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans. The targeted lending areas of our Bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s branch locations.

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

For the Three and Nine Months Ended September 30, 2014 and 2013

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

For the Three and Nine Months Ended September 30, 2014 and 2013

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

For the Three and Nine Months Ended September 30, 2014 and 2013

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

For the Three and Nine Months Ended September 30, 2014 and 2013

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Basic
Net income	$718	$1,079	$1,918	$2,013
Dividends on non-vested restricted stock	(14)	(12)	(42)	(37)
Net income allocated to stockholders	$704	$1,067	$1,876	$1,976
Weighted average common shares outstanding	4,857,652	4,804,957	4,841,235	4,805,811
Basic earnings per common share	$0.14	$0.22	$0.38	$0.41

Diluted
Net income allocated to stockholders	$704	$1,067	$1,876	$1,976
Weighted average common shares outstanding for basic earnings per common share	4,857,652	4,804,957	4,841,235	4,805,811
Add: Dilutive effects of assumed exercise of stock options and restricted stock	75,814	59,664	75,814	59,664
Average shares and dilutive potential common shares	4,933,466	4,864,621	4,917,049	4,865,475

Diluted earnings per common share	$0.14	$0.22	$0.38	$0.41

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both September 30, 2014 and 2013, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2014
U.S. government agencies	$19,900	$—	$(250)	$19,650
State and political subdivisions	5,201	143	—	5,344
Equity securities	4	20	—	24

	$25,105	$163	$(250)	$25,018

Available-for-sale Securities:
December 31, 2013:
U.S. government agencies	$21,000	$––	$(849)	$20,151
State and political subdivisions	6,196	191	––	6,387
Equity securities	4	22	––	26

	$27,200	$213	$(849)	$26,564

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2014:
State and political subdivisions	$835	$4	$—	$839

December 31, 2013:
State and political subdivisions	$955	$15	$––	$970

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$155	$158	$505	$508
One to five years	13,339	13,310	330	331
Five to ten years	8,607	8,645	—	—
After ten years	3,000	2,881	—	—

Equity securities	4	24	—	—

Totals	$25,105	$25,018	$835	$839

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $25.8 and $19.6 million at September 30, 2014 and December 31, 2013, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2014 and December 31, 2013, was $16.7 million and $20.2 million, which represented approximately 45.1% and 73.2%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

September 30, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$4,994	$(6)	$11,656	$(244)	$16,650	$(250)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$20,151	$(849)	$––	$––	$20,151	$(849)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely the Company will be required or need to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013.

For the three and nine-month periods ended September 30, 2014, proceeds from the sale of investment securities available-for-sale were $535,000, with gross realized gains of $27,000, and gross losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income. There were no investment sales for the three and nine-month periods ended September 30, 2013.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2014	2013
	(In thousands)

Commercial loans	$46,931	$55,136
Commercial real estate	159,201	144,972
Residential real estate	83,761	82,832
Installment loans	22,851	26,562

Total gross loans	312,744	309,502

Less allowance for loan losses	(3,024)	(2,894)

Total loans	$309,720	$306,608

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

For the Three and Nine Months Ended September 30, 2014 and 2013

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2014

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:

Balance, July 1, 2014	$472	$1,838	$146	$91	$585	$3,132
Provision charged to expense	24	(171)	93	47	232	225
Losses charged off	—	(205)	(107)	(48)	—	(360)
Recoveries	1	11	14	1	—	27

Balance, September 30, 2014	$497	$1,473	$146	$91	$817	$3,024

Balance, January 1, 2014	$412	$1,609	$141	$90	$642	$2,894
Provision charged to expense	107	45	214	116	175	657
Losses charged off	(25)	(205)	(285)	(119)	—	(634)
Recoveries	3	24	76	4	—	107

Balance, September 30, 2014	$497	$1,473	$146	$91	$817	$3,024
Ending balance: individually evaluated for impairment	$354	$989	$—	$—	$—	$1,343
Ending balance: collectively evaluated for impairment	$143	$484	$146	$91	$817	$1,681

Loans:
Ending balance: individually evaluated for impairment	$437	$5,441	$—	$—	$—	$5,878
Ending balance: collectively evaluated for impairment	$46,494	$153,760	$22,851	$83,761	$—	$306,866

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2013

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
(In thousands)
Allowance for loan losses:

Balance, July 1, 2013	$1,191	$1,213	$181	$120	$563	$3,268
Provision charged to expense	(272)	560	93	48	(75)	354
Losses charged off	(520)	(10)	(110)	(44)	––	(684)
Recoveries	––	4	21	2	––	27

Balance, September 30, 2013	$399	$1,767	$185	$126	$488	$2,965

Balance, January 1, 2013	$598	$1,347	$200	$116	$447	$2,708
Provision charged to expense	319	456	131	66	41	1,013
Losses charged off	(520)	(47)	(271)	(59)	––	(897)
Recoveries	2	11	125	3	––	141

Balance, September 30, 2013	$399	$1,767	$185	$126	$488	$2,965
Ending balance: individually evaluated for impairment	$244	$1,376	$––	$––	$––	$1,620
Ending balance: collectively evaluated for impairment	$155	$391	$185	$126	$488	$1,345

Loans:
Ending balance: individually evaluated for impairment	$609	$6,103	$––	$––	$––	$6,712
Ending balance: collectively evaluated for impairment	$53,384	$130,122	$27,609	$80,282	$––	$291,397

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2013

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$238	$1,151	$––	$––	$––	$1,389
Ending balance: collectively evaluated for impairment	$174	$458	$141	$90	$642	$1,505

Loans:
Ending balance: individually evaluated for impairment	$655	$5,675	$––	$––	$––	$6,330
Ending balance: collectively evaluated for impairment	$54,481	$139,297	$26,562	$82,832	$––	$303,172

The following tables show the portfolio quality indicators.

	September 30, 2014
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$46,183	$151,657	$83,761	$22,851	$304,452
Special Mention	277	1,545	—	—	1,822
Substandard	471	5,999	—	—	6,470
Doubtful	—	—	—	—	—

	$46,931	$159,201	$83,761	$22,851	$312,744

	December 31, 2013
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$51,739	$135,739	$82,832	$26,562	$296,872
Special Mention	2,727	2,848	––	––	5,575
Substandard	670	6,385	––	––	7,055
Doubtful	––	––	––	––	––

	$55,136	$144,972	$82,832	$26,562	$309,502

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

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

Loan Portfolio Aging Analysis

As of September 30, 2014

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$10	$—	$—	$323	$333	$46,598	$46,931
Commercial real estate	734	—	108	—	842	158,359	159,201
Installment	51	19	—	108	178	20,989	22,851
Residential	678	252	—	932	1,862	83,583	83,761

Total	$1,473	$271	$108	$1,363	$3,215	$309,529	$312,744

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Loan Portfolio Aging Analysis

As of December 31, 2013

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$38	$––	$84	$641	$763	$54,373	$55,136
Commercial real estate	––	––	105	953	1,058	143,914	144,972
Installment	101	67	––	34	202	26,360	26,562
Residential	233	56	––	1,252	1,541	81,291	82,832

Total	$372	$123	$189	$2,880	$3,564	$305,938	$309,502

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Impaired Loans

	As of September 30, 2014			For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$9	$9	$—	$9	$—	$12	$1
Commercial real estate	1,783	1,783	—	1,786	59	1,809	73
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	1,792	1,792	—	1,795	59	1,821	74
Loans with a specific valuation allowance:
Commercial	428	428	354	407	19	417	23
Commercial real estate	3,658	3,658	989	3,751	76	3,823	197
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	4,086	4,086	1,343	4,158	95	4,240	220

Total:
Commercial	$437	$437	$354	$416	$19	$429	$24
Commercial real estate	$5,441	$5,441	$989	$5,537	$135	$5,632	$270
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Impaired Loans

	As of December 31, 2013			For the three months ended September 30, 2013		For the nine months ended September 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$136	$136	$––	$84	$—	$84	$1
Commercial real estate	888	888	––	1,076	21	1,155	49
Residential	––	––	––	—	—	—	—
Installment	––	––	––	—	—	—	—
	1,024	1,024	––	1,160	21	1,239	50
Loans with a specific valuation allowance:
Commercial	519	519	238	498	17	510	23
Commercial real estate	4,787	4,787	1,151	5,173	43	5,237	169
Residential	––	––	––	—	—	—	—
Installment	––	––	––	—	—	—	—
	5,306	5,306	1,389	5,671	60	5,747	192

Total:
Commercial	$655	$655	$238	$582	$17	$594	$24
Commercial real estate	$5,675	$5,675	$1,151	$6,249	$64	$6,392	$218
Residential	$––	$––	$––	$—	$—	$—	$—
Installment	$––	$––	$––	$—	$—	$—	$—

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months ended September 30, 2014
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Nine Months ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	2	155	68
Residential	—	—	—
Installment	—	—	—

Nine Months Ended September 30, 2014
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	68	—	68
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

Three Months ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	2	2,887	2,887
Residential	—	—	—
Installment	—	—	—

Three Months Ended September 30, 2013
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	2,887	—	2,887
Residential	—	—	—	—
Consumer	—	—	—	—

Nine Months ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	3	3,320	3,320
Residential	—	—	—
Installment	—	—	—

Nine Months Ended September 30, 2013
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	3,320	—	3,320
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

During the nine the months ended September 30, 2014, troubled debt restructurings described above increased the allowance for loan losses by $90,000. During the nine months ended September 30, 2013, troubled debt restructurings described increased the allowance for loan losses by $69,000

At September 30, 2014 and 2013 and for three and nine month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)

Service cost	$74	$90	$222	$270
Interest cost	35	41	105	123
Expected return on assets	(83)	(64)	(249)	(192)
Amortization of prior service cost and net loss	(15)	43	(45)	129

Pension expense	$11	$110	$33	$330

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)

Commercial loans unused lines of credit	$14,427	$11,500
Commitment to originate loans	9,568	7,300
Consumer open end lines of credit	35,771	35,289
Standby letters of credit	220	120

Note 6:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)

Net unrealized loss on securities available-for-sale	$(88)	$(636)
Net unrealized gain for funded status of defined benefit plan liability	346	346

	258	(290)
Tax effect	(87)	99

Net-of-tax amount	$171	$(191)

Note 7:	Fair Value Measurements

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

For the Three and Nine Months Ended September 30, 2014 and 2013

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
U.S. government agencies	$19,650	$—	$19,650	$—
State and political subdivisions	5,344	—	5,344	—
Equity securities	24	24	—	—

December 31, 2013
U.S. government agencies	$20,151	$––	$20,151	$––
State and political subdivisions	6,387	––	6,387	––
Equity securities	26	26	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
Collateral dependent impaired loans	$2,691	$—	$—	$2,691
Foreclosed assets held for sale	192	—	—	192

December 31, 2013
Collateral dependent impaired loans	$1,096	$––	$––	$1,096
Foreclosed assets held for sale	695	––	––	695

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 9/30/14	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$2,691	Market comparable properties	Marketability discount	10% – 35%

Foreclosed assets held for sale	192	Market comparable properties	Selling costs	10% – 15%

	Fair Value at 12/31/13	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$1,096	Market comparable properties	Marketability discount	10% – 35%

Foreclosed assets held for sale	695	Market comparable properties	Selling costs	10% – 15%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014

Financial assets
Cash and cash equivalents	$37,367	$37,367	$—	$—
Held-to-maturity securities	835	—	839	—
Loans, net of allowance	309,720	—	—	311,270
Federal Home Loan Bank stock	4,210	—	4,210
Accrued interest receivable	829	—	829

Financial liabilities
Deposits	320,480	—	305,791	—
Short term borrowings	9,134	—	9,134	—
Federal Home Loan Bank Advances	26,780	—	28,420	—
Subordinated debentures	4,124	—	3,844	—
Interest payable	131	—	131	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013

Financial assets
Cash and cash equivalents	$23,474	$23,474	$—	$––
Held-to-maturity securities	955	––	970	––
Loans, net of allowance	306,608	—	––	306,181
Federal Home Loan Bank stock	4,810	––	4,810	––
Accrued interest receivable	1,022	––	1,022	––

Financial liabilities
Deposits	310,641	––	296,300	––
Short term borrowings	5,746	––	5,746	––
Federal Home Loan Bank Advances	26,991	––	28,998	––
Subordinated debentures	4,000	––	3,729	––
Interest payable	144	––	144	––

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

For the Three and Nine Months Ended September 30, 2014 and 2013

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2014 and December 31, 2013.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2014, as compared to December 31, 2013, and the results of operations for the three and nine months ended September 30, 2014, compared to the same period in 2013. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported diluted earnings per share for the nine months ended September 30, 2014 of $0.38 compared to $0.41 for the same period in 2013. Both net income and diluted earnings per share decreased for the nine months ended September 30, 2014 due to a net decrease of $900,000 related to a non-core, tax-exempt BOLI benefit. Excluding this net BOLI benefit, core earnings realized for the nine months ended September 30, 2014 increased by $805,000. On a linked quarter basis, earnings have increased for each of the quarterly periods in the current year and it is anticipated that this positive trend will continue in the coming quarters. The increase in core earnings for the nine months ended September 30, 2014 can be attributed to several key factors including a reduction in the provision for loan losses, a reduction in the provision for losses on impairment on foreclosed real estate, an increase in service charge income and a decrease in the level of overall non-interest expense or overhead. Each of these factors has led to continued core earnings improvement this year as explained below.

From an operating perspective, the Company’s net interest margin improved to 3.86% as of September 30, 2014 compared to 3.59% the prior year. The Company was able to improve its margin by originating quality loans and decreasing its levels of higher costing deposits and lower-yielding investment alternatives at the Federal Reserve. On a year-over-year basis, Average loans were up by $17.8 million, or 6.01%, while higher costing time deposits and short term, lower-yielding investment alternatives, listed as Average cash and due from Federal Reserve Bank, were down by $12.3 million, or 14.85%, and $29.9 million, or 46.22%, respectively. The Company continued to keep its excess funds in lower-yielding investment alternatives, which totaled $34.7 million on an average basis as of September 30, 2014, and resist the temptation of extending the duration of its investment portfolio to achieve higher investment yields which would produce higher levels of revenue in the present term. This conservative posture continued to be maintained to protect the Company’s capital and earnings when interest rates increase in future periods to more normalized levels. The Company’s investment in marketable securities declined on an average basis by $7.2 million, or 19.47%, from September 30, 2013 to September 30, 2014 to a level of $29.8 million. The Company’s credit quality improved as non-accrual loans were down $1.5 million, or 51.58%, to a level of $1.4 million and net loans charged off were $528,000, or 0.17% of average loans, which was down by $229,000, or 30.23%, from the previous year. With the improvement in credit quality, the Company decreased the provision for loan losses which was $657,000 for the nine months ended September 30, 2014 compared to $1,013,000 million for the nine months ended September 30, 2013, a decrease of $356,000. Even with this reduction in the provision for loan losses, the overall total allowance for loan losses to total loans was 0.97% resulting in a total allowance for loan losses to nonperforming loans of 221.92%, compared to 0.99% and 105.34% respectively at September 30, 2013. With this continued trend of improving credit quality and coverage, the Company projects a further reduction of its provision for loan losses which will have a positive impact on future core earnings.

The Company continued to see a positive return on its strategy of attracting additional customers into lower-cost funding accounts while allowing higher-cost funding to run off. From September 30, 2013 to September 30, 2014, its lower-cost funding accounts increased $15.3 million or 6.5%. This higher level of transaction-type accounts contributed to service charges on deposit accounts increasing by $346,000, or 20.27%, on a year-over-year basis as of September 30, 2014. As the Company continues with this focus of attracting a higher level of transactional-type accounts, it is projected this trend of increasing service charges on deposit accounts will continue even with the heightened implementation of the Dodd-Frank Act which could have a limiting effect on the level of revenue realized per account. This potential limitation will be offset by the Company’s focus on attracting a higher number of transaction accounts that can generate fee based income. Lastly, noninterest expense decreased on a year-over-year basis by $553,000 or 5.23%. Without the previously disclosed impairment charge of $152,720 taken in the first quarter of this year relating to a foundational collapse that rendered a bank-owned foreclosed real estate property in a condemned state, non-interest expense would have decreased even further for the nine months ended September 30, 2014. The major components of this decrease in non interest expense are reduced salary and benefits costs, reduced provision for losses on foreclosed real estate and decreased Ohio Franchise taxes due to a change in tax laws. Our goal is controlling our noninterest expense while continuing to build and strengthen our operational foundation which will lead to future growth, higher levels of core earnings and, ultimately, a higher level of performance. In the first nine months of this year, we have successfully met this objective and will continue with this focus in the coming quarters.” Greenwood concluded, “With our new retail and training facility which opened toward the end of the second quarter of 2013, the shifting of lower yielding liquid assets into higher yielding quality loans, the continuing growth in service charge income on deposit accounts, the controlling of our overhead and the potential lowering of our loan loss provision, we are projecting continued improvement in our profitability.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The Company’s conservative risk management posture of keeping our liquidity in short term, lower-yielding investments and not leveraging our investment portfolio by stretching for yield has had somewhat of a limiting effect on our earnings over the course of the past few years. Even with this reality, we firmly believe that our present posture is the prudent one to take with the anticipation of interest rates increasing as the Federal Reserve eases out of its current monetary policy which began this past December with the tapering of its level of asset purchases under its quantitative easing policy (QE). This tapering of asset purchases by the Federal Reserve continues and is anticipated to come to a conclusion by year-end. The Fed’s planned finalization of QE coupled with the anticipation of the easing out of its zero interest rate policy (ZIRP) could put pressure on interest rates to increase within the next twelve to eighteen months. At present, we continue to aggressively make more asset sensitive, quality loans in our banking communities and resist seeking a higher return by stretching the duration of our investment portfolio until we see rates tied to longer-term investment alternatives, such as the 10 Year U.S. Treasury, reach more normalized historic levels. By investing in longer maturity securities today, we could expose our shareholders to losses in capital and earnings when interest rates normalize upward. As you can see in our financial statements, this conservative investment strategy has helped our Company preserve its book value, which improved on a year-over-year basis from $7.72 to $8.30, an increase of 7.51%, and has increased our shareholder’s equity by $3.0 million, or 8.2%, and equity to assets to a level of 9.97% as of September 30, 2014. We continue to be satisfied with our current strategy which has led to higher levels of core earnings and has enabled us to maintain our very generous dividend policy with our cash dividend having a market yield of 3.97% based upon our closing price this past quarter end. Our strategy has also led to our maintaining higher levels of capital and reserves which places our Company in the well-capitalized classification and gives us the ability to quickly grow our earning assets when it is more optimal to do so. We are extremely proud of the fact that our Company was recognized this year by American Banker Magazine as one of the top twenty-five publically traded U.S. banks and thrifts with the highest dividend yield in our country… coming in at number sixteen.” We continue to project our present strategy will lead to higher levels of core earnings in the coming quarters as we shift more of our lower-yielding liquid investments into higher-yielding quality loans and attract a higher level of low costing, fee generating accounts to our Company. In addition, we firmly believe that our Company will benefit when interest rates reach more normalized levels and we can comfortably leverage our capital by growing our investment portfolio to levels at which we are more historically accustomed. With our focused commitment to remaining disciplined with our strategy and the improving core earnings of our Company over the course of the past year, we have seen our market value improve by closing on September 30, 2014 at $8.06, an increase of 20.84% from September 30, 2013. Being a strong and profitable Company in this presently changing regulatory and economic environment and rewarding our owners with solid growth in their shareholder value continues to be our priority and our long term focus.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2014, gross loans were $312.7 million, compared to $309.5 million at December 31, 2013, an increase of $3.2 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $6.0 million increase in commercial and commercial real estate loans a $929,000 increase in residential loans and a $3.7 million decrease in installment loans since December 31, 2013.

Commercial and commercial real estate loans comprised 65.9% of total loans at September 30, 2014, compared to 64.7% at December 31, 2013. Commercial and commercial real estate loans have increased $6.0 million, or 3.0% since December 31, 2013. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the state of Ohio.

Installment loans represented 7.3% of total loans at September 30, 2014 and 8.6% at December 31, 2013. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $3.7 million, or 13.9%, since December 31, 2013. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 26.8% of total loans at September 30, 2014 and 26.8% at December 31, 2013, representing an increase of $929,000, or 1.1% since December 31, 2013. As of September 30, 2014, the Bank has approximately $9.2 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $10.7 million at December 31, 2013. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At September 30, 2014, the Company did not hold any loans for sale.

The allowance for loan losses totaled $3.0 million at September 30, 2014, which represented 0.97% of total loans, and $2.9 million at December 31, 2013, or 0.94% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2014 were approximately $528,000 or 17.5%, of the beginning balance in the allowance for loan losses. Net loans charged off decreased approximately $229,000 for the nine months ended September 30, 2014 as compared to the same period in 2013.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at September 30, 2014 decreased approximately $1.7 million from December 31, 2013 totals. The opportunities to reinvest these liquid funds have been limited due to the historical low interest rates available on replacement investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2014, total core deposits increased approximately $15.7 million, or 9.5%. The Company’s savings accounts increased $2.1 million or 3.1% from December 31, 2013 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $15.7 million or 9.5% while certificates of deposit under $100,000 decreased by $6.2 million, or 10.5%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2014, certificates of deposit greater than $100,000 decreased $1.7 million or 9.0%, from December 31, 2013 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $3,388 from December 31, 2013 totals.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Net Income

For the nine months ended September 30, 2014 the Company reported net earnings of $1,918,000, compared to $2,013,000 for the nine months ended September 30, 2013. On a per share basis, the Company’s diluted earnings were $0.38 for the nine months ended September 30, 2014, as compared to $0.41 for the nine months ended September 30, 2013.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 1.0%, or $107,000 for the nine months ended September 30, 2014 compared to the same period in 2013. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our 2014 earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

Provision for Loan Losses

The Company’s credit quality improved as non-accrual loans were down $1.5 million, or 52.7%, to a level of $1.4 million and net loans charged off were $527,000 or 0.17% of average loans. With the improvement in credit quality, the Company decreased the provision for loan losses which was $657,000 for the nine months ended September 30, 2014 compared to $1,013,000 for the nine months ended September 30, 2013, a decrease of $356,000 or 35.2%.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

A positive effect of attracting a higher level of transaction accounts was the Company’s service charges on deposit accounts increased by $346,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. The Company’s continues its focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense decreased on a year-over-year basis by $539,000 or 5.1%. Salaries and employee benefit expense decreased $481,000, or 8.9%, for the nine month period ended September 30, 2014, compared to the same period in 2013. Provision for losses on foreclosed real estate decreased $51,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. Net occupancy increased $112,000, or less than 1.0% for the nine months ended September 30, 2014, compared to the same period in 2013. This increase was primarily due to the opening of the Company’s new Retail Banking and Training Center located on the west-side of the highly appealing St. Clairsville, Ohio.

Federal Income Taxes

The provision for federal income taxes was $660,000 for the nine months ended September 30, 2014, an increase of $535,000 compared to the same period in 2013. The effective tax rate was 25.6% and 5.8% for the nine months ended September 30, 2014 and 2013, respectively. The main reason for the increase in the effective tax rate is due to the $935,000 non taxable BOLI benefit recognized in 2013.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Net Income

For the three months ended September 30, 2014 the Company reported net earnings of $718,000, compared to $1,079,000 for the three months ended September 30, 2013. On a per share basis, the Company’s diluted earnings were $0.14 for the three months ended September 30, 2014, as compared to $0.22 for the three months ended September 30, 2013.

Net Interest Income

Net interest income increased 1.1%, or $37,000 for the three months ended September 30, 2014 compared to the same period in 2013. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our year to date 2014 earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

Provision for Loan Losses

The provision for loan losses was $225,000 for the three months ended September 30, 2014, compared to $354,000 for the same period in 2013. As previously discussed, the decrease in the provision for loan losses was primarily due to the overall improvement in the Company’s credit quality.

Noninterest Income

As previously mentioned attracting a higher level of transaction accounts has a positive impact on noninterest income. The Company’s service charges on deposit accounts, a component of non interest income increased by $96,000 for the three months ended September 30, 2014 as compared to the same period in 2013. It is projected this rend will continue as the Company has focused on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense was $3,256,000 for the three months ended September 30, 2014 a decrease of $578,000, compared to the three months ended September 30, 2013. Salaries and employee benefit expense decreased $328,000, or 16.6%, for the three month period ended September 30, 2014, compared to the same period in 2013. Professional fees decreased $38,000 for the three month ended September 30, 2014, as compared to the same period in 2013. Professional fees have decreased due to a decrease in collection expense of troubled loan relationships. Provision for losses on foreclosed real estate decreased $203,000 for the three months ended September 30, 2014 as compared to the same period in 2013. Net occupancy increased $19,000, or 4.1% for the three months ended September 30, 2014, compared to the same period in 2013. This increase was primarily due to the opening of the Company’s new Retail Banking and Training Center located on the west-side of the highly appealing St. Clairsville, Ohio.

Federal Income Taxes

The provision for federal income taxes was $296,000 for the three months ended September 30, 2014, an increase of $289,000 compared to the same period in 2013. The effective tax rate was 29.2% and 1.0% for the three months ended September 30, 2014 and 2013, respectively. The main reason for the increase in the effective tax rate is due to the $935,000 non taxable BOLI benefit recognized in the third quarter of 2013.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $40.1 million at September 30, 2014 compared to $38.9 million at December 31, 2013, a $1.3 million increase. Total average stockholders’ equity in relation to total average assets was 9.78% at September 30, 2014 and 9.99% at December 31, 2013. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following table illustrates the Company’s “well-capitalized” classification at September 30, 2014.

September 30,
2014
(Dollars in thousands)

Tier 1 capital	$44,162
Total risk-based capital	47,195
Risk-weighted assets	303,046
Average total assets	405,152

Total risk-based capital ratio	15.57%
Tier 1 risk-based capital ratio	14.57%
Tier 1 capital to average assets	10.90%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2013, filed on March 21, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 7/1/2014 to 7/31/2014	––	––	––	––
Month #2 8/1/2014 to 8/31/2014	––	––	––	––
Month #3 9/1/2014 to 9/30/2014	––	––	––	––

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Incorporated by reference to Exhibit 3.2 to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014

EX-4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: November 14, 2014	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 14, 2014	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.