Form 10-K
period 2014-12-31
UNITED BANCORP INC /OH/
filed 2015-03-16
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

As of June 30, 2014 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $35,997,562 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,377,454 common shares outstanding as of March 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 15, 2015 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2014 are incorporated by reference into Parts I and II.

PART I

Item 1	Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. At December 31, 2014 the Company has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (CITIZENS, or the Bank). The Bank operates two divisions for marketing purposes, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.

CITIZENS serves customers in northeastern, eastern, southeastern and south central Ohio and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. CITIZENS conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and eighteen branches located in the counties mentioned above. CITIZENS offers full brokerage service through LPL Financial® member NASD/SIPC.

CITIZENS has no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

Competition

The markets in which CITIZENS operates continue to be highly competitive. CITIZENS competes for loans and deposits with other retail commercial banks, savings and loan associations, finance companies, credit unions and other types of financial institutions within the Mid-Ohio valley geographic area along the eastern border of Ohio including Belmont, Harrison and Jefferson counties and extending into the northern panhandle of West Virginia and the Tuscarawas and Carroll County geographic areas of northeastern Ohio. CITIZENS also encounters similar competition for loans and deposits throughout the Athens, and Fairfield County geographic areas of central and southeastern Ohio.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including insured depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. Federal regulators continue to implement many provisions of the Dodd-Frank Act. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks - both large and small. Oversight of Federal consumer financial protection functions have been transferred to the Bureau. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

The following discussion summarizes other significant aspects of the Dodd-Frank Act that may affect the Company and the Bank:

•	The deposit insurance assessment base for federal deposit insurance has been shifted from domestic deposits to average assets minus average tangible equity;

•	The Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•	The prohibition on the payment of interest on business demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	The standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and unlimited deposit insurance on noninterest-bearing transaction accounts expired December 31, 2012;

•	Financial holding companies are required to be well-capitalized and well-managed and must continue to be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•	The Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

•	New corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•	The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	The authority of the FRB to examine financial holding companies and their non-bank subsidiaries was expanded.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2014, CITIZENS exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 15.3%, a Tier 1 risk-based capital ratio of 14.5% and a Tier 1 leverage ratio of 11.0%.

In July 2013, the Federal Reserve approved final rules, referred to herein as the Basel III Rules, establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Rules generally implement the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Basel III Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and CITIZENS, as compared to the current U.S. general risk-based capital rules. The Basel III Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the computation of regulatory capital ratios. The Basel III Rules also prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current categories to a larger more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes. The New Capital Rules became effective for the Company and CITIZENS on January 1, 2015, subject to phase-in periods for certain components. The Company’s management believes that the Company and CITIZENS will be able to meet targeted capital ratios upon implementation of the revised requirements as finalized.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Company Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2014, CITIZENS satisfied all requirements for inclusion in the “well capitalized” category.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. As described above, CITIZENS exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014.

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

Employees

The Company itself, as a holding company, has no compensated employees. CITIZENS has 110 full time employees, with 32 of these serving in a management capacity, and 38 part time employees.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 21 and 22 of our 2014 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

	2012
(Dollars In thousands)		Interest
	Average	Income/	Yield/
	Balance	Expense	Rate
Assets
Interest-earning assets
Loans	$282,735	$16,812	5.95%
Taxable securities - AFS	50,914	708	1.39
Tax-exempt securities - AFS	12,347	735	5.95
Tax-exempt securities - HTM	3,941	235	5.96
Federal funds sold	47,969	106	0.22
FHLB stock and other	4,814	232	4.82
Total interest-earning assets	402,720	18,828	4.68

Noninterest-earning assets
Cash and due from banks	6,568
Premises and equipment (net)	10,123
Other nonearning assets	17,381
Less: allowance for loan losses	(2,926)
Total noninterest-earning assets	31,146
Total assets	$433,866

Liabilities & stockholders’ equity
Interest-bearing liabilities
Demand deposits	$110,388	$118	0.11%
Savings deposits	64,333	60	0.09
Time deposits	115,637	2,121	1.83
FHLB advances	32,708	1,294	3.94
Trust preferred debentures	4,000	250	6.25
Repurchase agreements	11,961	18	0.15
Total interest-bearing liabilities	339,027	3,861	1.14

Noninterest-bearing liabilities
Demand deposits	54,660
Other liabilities	4,598
Total noninterest-bearing liabilities	59,258
Total liabilities	398,285
Total stockholders’ equity	35,581
Total liabilities & stockholders’ equity	$433,866
Net interest income		$14,967
Net interest spread			3.54%

Net yield on interest-earning assets			3.72%

II	Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2014, 2013 and 2012.

	December 31,
	2014	2013	2012
	(In thousands)
Available for sale (at fair value)
U. S. Government agencies	$14,380	$20,151	$24,070
State and political subdivisions	4,946	6,387	10,759
Equity	22	26	24

	$19,348	$26,564	$34,853
Held to maturity (at cost)
State and political subdivisions	$450	$955	$2,768

B	Contractual maturities of securities at year-end 2014 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
	(dollars in thousands)
Available for Sale

US Government agencies
1 – 5 Years	14,443	14,380	0.96%

Total	14,443	14,380	0.96%

State and political subdivisions
Under 1 Year	855	879	5.85%
1 - 5 Years	1,730	1,772	5.90%
5 - 10 Years	2,256	2,295	6.04%

Total	4,841	4,946	5.96%

Equity securities
Equity securities	4	22	0.00%

Total securities available for sale	$19,288	$19,348	2.21%

Held to Maturity

State and political subdivisions
Under 1 Year	$355	$356	6.29%
1 - 5 Years	95	95	6.89%

Total securities held to maturity	$450	$451	6.42%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2014.

III Loan Portfolio

A	Types of Loans

The amounts of gross loans outstanding at December 31, 2014, 2013, 2012, 2011 and 2010 are shown in the following table according to types of loans:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)

Commercial loans	$52,286	$55,136	$47,130	$35,387	$32,153
Commercial real estate loans	158,314	144,972	144,144	148,052	136,369
Residential real estate loans	83,870	82,832	73,623	61,765	63,378
Installment loans	21,284	26,562	31,585	39,243	46,877

Total loans	$315,754	$309,502	$296,482	$284,447	$278,777

Construction loans were not significant at any date indicated above.

B	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2014 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$5,889	$35,802	$10,595	$52,286
Commercial real estate loans	7,966	8,412	141,936	158.314

Total	$13,855	$42,214	$138,567	$210,600

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2014 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$28,585	$17,812	$46,397
Commercial real estate loans	4,708	145,640	150,348

Total	$33,293	$163,452	$196,745

Variable rate loans are those loans with floating or adjustable interest rates.

C	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2014, 2013, 2012, 2011 and 2010:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)

Nonaccrual basis	$958	$2,880	$3,260	$4,855	$4,526
Accruing loans 90 days or greater past due	127	189	84	85	25
Impaired loans	1,868	6,330	6,958	8,891	7,274
Impaired loan with related allowance for unconfirmed losses	1,067	5,306	5,051	6,554	5,493
Impaired loan without related allowance for unconfirmed losses	801	1,024	1,907	2,337	1,781
Troubled debt restructings	155	3,243	854	466	—

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $215,000 and $365,000 for the years ended December 31, 2014 and 2013, respectively.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

2.	Potential Problem Loans

The Company had no potential problem loans as of December 31, 2014 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13,14,15 and 16 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2014 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	2014	2013	2012	2011	2010
	(In thousands)
Loans
Gross loans outstanding	$315,754	$309,502	$296,482	$284,447	$278,777
Average loans outstanding	$313,691	$297,821	$282,735	$278,719	$263,480

Allowance for Loan Losses
Balance at beginning of year	$2,894	$2,708	$2,921	$2,740	$2,390
Loan charge-offs:
Commercial	337	645	67	616	256
Commercial real estate	555	130	1,166	758	775
Residential real estate	235	59	90	261	160
Installment	388	399	310	489	579
Total loan charge-offs	1,515	1,233	1,633	2,124	1,770

Loan recoveries
Commercial	4	2	90	25	37
Commercial real estate	35	14	9	54	3
Residential real estate	8	5	4	28	3
Installment	86	157	189	230	261
Total loan recoveries	133	178	292	337	304

Net loan charge-offs	1,382	1,055	1,341	1,787	1,466

Provision for loan losses	888	1,241	1,128	1,968	1,816

Balance at end of year	$2,400	$2,894	$2,708	$2,921	$2,740

Ratio of net charge-offs to average loans outstanding for the year	0.44%	0.35%	0.47%	0.64%	0.55%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2014, 2013, 2012, 2011 and 2010. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2014		2013		2012		2011		2010
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$254	16.56%	$412	17.82%	$598	15.90%	$183	12.44%	$561	11.53%
Commercial real estate	1,116	50.14%	1,609	46.84%	1,347	48.62%	2,321	52.05%	1,566	48.92%
Residential real estate	92	26.56%	90	26.76%	116	24.83%	95	21.71%	140	22.73%
Installment	147	6.74%	141	8.58%	200	10.65%	235	13.80%	229	16.82%
General	791	N/A	642	N/A	447	N/A	87	N/A	244	N/A

Total	$2,400	100.00%	$2,894	100.00%	$2,708	100.00%	$2,921	100.00%	$2,470	100.00%

V	Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis” on pages 21 and 22 of our 2014 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

B	Maturity analysis of time deposits greater than $100,000.

At December 31, 2014, the time to remaining maturity for time deposits in excess of $100,000 was:

2014
(In thousands)

Three months or less	$8,644
Over three through six months	1,664
Over six through twelve months	2,337
Over twelve months	4,080

Total	$16,725

VI	Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2014	2013	2012

Dividend Payout Ratio	61.11%	54.72%	88.71
Equity to Assets	10.05%	9.99%	8.36

For other ratios refer to the inside front cover of our 2014 Annual Report to Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference.

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2014	2013	2012
	(Dollars in thousands)

Balance at December 31,	$5,098	$5,746	$10,381
Weighted average interest rate at December 31	0.12%	0.12%	0.12%
Average daily balance during the year	$7,797	$11,328	$11,525
Average interest rate during the year	0.12%	0.12%	0.15%
Maximum month-end balance during the year	$9,589	$15,141	$13,706

Securities sold under agreements to repurchase are financing arrangements whereby the Company sells securities and agrees to repurchase the identical securities at the maturities of the agreements at specified prices.

No other individual component of borrowed funds with the exception of borrowings from the Federal Home Loan Bank comprised more than 30% of shareholders’ equity and accordingly is not disclosed in detail.

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

Scott Everson	47	President and Chief Executive Officer

Matthew F. Branstetter	47	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	51	Senior Vice President, Chief Financial Officer, Secretary /Treasurer

Seth R. Abraham	36	Vice President – Chief Human Resource Officer

Elmer K. Leeper	48	Vice President – Chief Retail Banking Offier

Michael A. Lloyd	46	Vice President – Chief Information Officer

Lisa A. Basinger	54	Corporate Secretary

Each individual has held the position noted during the past five years, except for the following:

Scott Everson	47	President and Chief Executive Officer

Matthew F. Branstetter	47	Senior Vice President Chief Operating Officer

Seth R. Abraham	36	Vice President – Chief Human Resource Officer

Lisa A. Basinger	54	Corporate Secretary

Each of these Executive Officers is serving at-will in their current positions. Michael Lloyd, 12 years, Randall M. Greenwood, 17 years and Elmer K. Leeper, 9 years.

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

PART II

Item 5    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 7, “Shareholder Information” of the 2014 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 39, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2014 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2014 to 10/31/2014	-	-	-	-
Month #2 11/1/2014 to 11/30/2014	-	-	-	-
Month #3 12/1/2014 to 12/31/2014	-		-	-
Total	-	-	-	-

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

Refer to inside front cover, “Decade of Progress” of the 2014 Annual Report To Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 12-18 and 21-24, “Management’s Discussion and Analysis” of the 2014 Annual Report To Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Refer to Page 18-19 “Asset/Liability Management and Sensitivity to Market Risks” of the 2014 Annual Report to Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference

Item 8    Financial Statements and Supplementary Data

Refer to the 2014 Annual Report To Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference.

Item 9    Changes In and Disagreements with Accountants

Not applicable.

Item 9A Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company's principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2014, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 11  Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	53,714	$10.34	305,000
Equity compensation plans not approved by security holders

Total	53,714	$10.34	305,000

Item 13  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15   Exhibits and Financial Statement/Schedules

 Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 85 of the United Bancorp, Inc. 2014 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2014 and 2013

Consolidated Statements of Income

Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

 Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	Randall M. Greenwood Change in Control agreement (3)

10.2	Scott A. Everson Change in Control Agreement (3)

10.3	Elmer K. Leeper Change in Control Agreement (3)

10.4	Matthew F. Branstetter Change in Control Agreement (3)

10.5	Michael A. Lloyd Change in Control Agreement (3)

10.6	United Bancorp, Inc. Stock Option Plan (4)

10.7	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Glessner, Hoopingarner, Jones, McGehee, Riesbeck and Thomas. (5)

10.8	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd. (3)

10.9	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan. (9)

10.10	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.11	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.12	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.13	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2013 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2014

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

(9)	Incorporated by reference to Exhibit 10.10 to the registant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/Scott A. Everson	March 16, 2015
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Scott A. Everson	March 16, 2015
Scott A. Everson, President & Chief Executive Officer

By:	/s/Randall M. Greenwood	March 16, 2015
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Terry A. McGhee	March 16, 2015
Terry A. McGhee, Director

By:	/s/Gary W. Glessner	March 16, 2015
Gary W. Glessner, Director

By:	/s/John M. Hoopingarner	March 16, 2015
John M. Hoopingarner, Director

By:	/s/Richard L. Riesbeck	March 16, 2015
Richard L. Riesbeck, Director

By:	/s/Samual J. Jones	March 16, 2015
Samual J. Jones , Director

By:	/s/Matthew C. Thomas	March 16, 2015
Matthew C. Thomas, Director

Exhibit Number	Exhibit Description

13	2014 Annual Report

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.