Form 10-Q
period 2015-03-31
UNITED BANCORP INC /OH/
filed 2015-05-15
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     March 31, 2015

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

Yes ☐           No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2015, 5,385,304 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$5,265	$5,170
Interest-bearing demand deposits	33,965	33,994
Cash and cash equivalents	39,230	39,164
Available-for-sale securities	37,317	19,348
Held-to-maturity securities	235	450
Loans, net of allowance for loan losses of $2,506 and $2,400 at March 31, 2015 and December 31, 2014, respectively	309,988	313,354
Premises and equipment	10,612	10,071
Federal Home Loan Bank stock	4,210	4,210
Foreclosed assets held for sale, net	1,140	1,140
Intangible assets	37	66
Accrued interest receivable	784	829
Deferred income taxes	483	493
Bank-owned life insurance	10,830	10,747
Other assets	2,054	1,940

Total assets	$416,920	$401,812

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$191,291	$183,550
Savings	74,383	71,319
Time	65,327	67,812
Total deposits	331,001	322,681

Short-term borrowings	12,113	5,098
Federal Home Loan Bank advances	26,678	26,719
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	2,280	2,800

Total liabilities	376,196	361,422

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2015 –5,385,304 shares, 2014 – 5,385,304 shares	5,385	5,385
Additional paid-in capital	18,097	18,044
Retained earnings	20,687	20,478
Stock held by deferred compensation plan; 2015 –230,446 shares, 2014 – 230,446 shares	(2,044)	(2,044)
Unearned ESOP compensation	(1,419)	(1,467)
Accumulated other comprehensive income	81	57
Treasury stock, at cost 2015 –7,850 shares, 2014 – 7,850 shares	(63)	(63)

Total stockholders’ equity	40,724	40,390

Total liabilities and stockholders’ equity	$416,920	$401,812

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	2015	2014
Interest and Dividend Income
Loans, including fees	$3,682	$3,893
Securities
Taxable	64	71
Non-taxable	47	69
Federal funds sold	17	11
Dividends on Federal Home Loan Bank and other stock	49	53

Total interest and dividend income	3,859	4,097

Interest Expense
Deposits	265	307
Borrowings	316	319

Total interest expense	581	626

Net Interest Income	3,278	3,471

Provision for Loan Losses	116	216

Net Interest Income After Provision for Loan Losses	3,162	3,255

Noninterest Income
Service charges on deposit accounts	699	627
Realized gains on sales of securities	20	—
Realized gains on sales of loans	11	4
Other income	212	207

Total noninterest income	942	838

Noninterest Expense
Salaries and employee benefits	1,595	1,660
Occupancy and equipment	491	518
Professional services	191	218
FDIC insurance	63	65
Insurance	67	74
Franchise and other taxes	67	54
Advertising	84	106
Stationery and office supplies	45	41
Amortization of intangibles	30	30
Provision for losses on foreclosed real estate	—	162
Loss on sale of real estate and other repossessed assets	—	6
Other expenses	501	552

Total noninterest expense	3,134	3,486

Income Before Federal Income Taxes	970	607

Provision for Federal Income Taxes	276	122

Net Income	$694	$485

Basic Earnings Per Share	$0.14	$0.10

Diluted Earnings Per Share	$0.14	$0.10

Dividends Per Share	$0.09	$0.08

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014

Net Income	$694	$485

Other comprehensive income(loss), net of related tax effects:

Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of tax of $(7)	(13)

Unrealized holding gain on securities during the period, net of tax taxes of $13 and $74 in 2015 and 2014, respectively	37	144

Comprehensive Income	$718	$629

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014
Operating Activities
Net income	$694	$485
Items not requiring (providing) cash
Depreciation and amortization	232	249
Amortization of intangible asset	30	30
Provision for loan losses	116	216
Provision for losses on impairment on foreclosed real estate	—	162
Amortization of premiums and discounts on securities, net	—	1
Gain on sale of available-for-sale securities	(20)	—
Gain on sale of loans	(11)	(4)
Increase in value of bank-owned life insurance	(83)	(84)
Amortization of mortgage servicing rights	3	5
Originations of loans held for sale	(741)	(289)
Proceeds from sale of loans held for sale	752	293
Loss on sale of foreclosed assets	—	6
Expense related to share-based compensation plans and ESOP	100	93
Net change in accrued interest receivable and other assets	(90)	(1,208)
Net change in accrued expenses and other liabilities	(519)	70

Net cash provided by operating activities	463	25

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	4,718	2,458
Purchases	(22,999)	—
Proceeds from maturity of held-to-maturity securities	215	120
Proceeds from sale of available-for-sale securities	370	—
Net change in loans	3,261	(3,687)
Mandatory redemption of Federal Home Loan Bank Stock	—	600
Proceeds from sale of foreclosed assets	—	790
Purchases of premises and equipment	(773)	(108)

Net cash (used in) provided by investing activities	(15,208)	173

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the Three Months Ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014
Financing Activities
Net change in deposits	$8,320	$13,724
Net change in short-term borrowings	7,015	3,843
Net change in long-term debt	(41)	(89)
Cash dividends paid	(483)	(430)
Treasury stock sold	—	14

Net cash provided by financing activities	14,811	17,062

Increase in Cash and Cash Equivalents	66	17,260

Cash and Cash Equivalents, Beginning of Period	39,164	23,474

Cash and Cash Equivalents, End of Period	$39,230	$40,734

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$583	$628

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Vesting of restricted stock	$39	$—

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2015, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2014 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Hocking, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and offices in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio. The Community Bank division conducts its business through two offices in Lancaster, Ohio and offices in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans. The targeted lending areas of our Bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s branch locations.

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

For the Three Months Ended March 31, 2015 and 2014

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

For the Three Months Ended March 31, 2015 and 2014

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

For the Three Months Ended March 31, 2015 and 2014

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

For the Three Months Ended March 31, 2015 and 2014

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended March 31,
	2015	2014
	(In thousands, except share and per share data

Basic
Net income	$694	$485

Dividends on non-vested restricted stock	(14)	(15)

Net earnings allocated to stockholders	$680	$470

Weighted average common shares outstanding	4,853,349	4,813,957

Basic earnings per common share	$0.14	$0.10

Diluted
Net earnings allocated to stockholders	$680	$470

Weighted average common shares outstanding for basic earnings per common share	4,853,349	4,813,957

Add: Dilutive effects of assumed exercise of stock options and restricted stock	85,240	101,918

Average shares and dilutive potential common shares	4,938,589	4,915,875

Diluted earnings per common share	$0.14	$0.10

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both March 31, 2015 and 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2011.

Recent Accounting Pronouncements

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

ASU No. 2014-11, Transfer and Servicing (Topic) 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

ASU No. 2014-11 was issued in June 2014 and requires two accounting changes:

The accounting for repurchase-to-maturity transactions is changed to secured borrowings accounting, and for repurchase financing arrangements, separate accounting is required for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which results in secured borrowing accounting.

Additional disclosures are required. ASU No. 2014-11 was effective for first interim or annual reporting period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required fro annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Company adopted ASU 2014-11 as required, without a material impact on the Company’s financial position or results of operations.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2015:
U.S. government agencies	$33,299	$36	$(13)	$33,322
State and political subdivisions	3,922	73	––	3,995

	$37,221	$109	$(13)	$37,317

Available-for-sale Securities:
December 31, 2014:
U.S. government agencies	$14,443	$4	$(67)	$14,380
State and political subdivisions	4,841	105	––	4,946
Equity securities	4	18	––	22

	$19,288	$127	$(67)	$19,348

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2015:
State and political subdivisions	$235	$1	$—	$236

December 31, 2014:
State and political subdivisions	$450	$1	$––	$451

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$700	$716	$235	$236
One to five years	35,028	35,089	—	—
Five to ten years	1,493	1,512	—	—
After ten years	—	—	—	—

Totals	$37,221	$37,317	$235	$236

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $27.3 million and $19.5 million at March 31, 2015 and December 31, 2014, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2015 and December 31, 2014, was $11.0 million and $7.1 million, which represented approximately 29.25% and 35.7%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result on an increase in longer term interest rates.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

March 31, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$5,989	$(10)	$4,997	$(3)	$10,986	$(13)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$1,141	$(2)	$5,935	$(65)	$7,076	$(67)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

For the three months ended March 31, 2015, proceeds from the sale of investment securities available-for-sale were $370,000, with gross realized gains of $20,000, and gross realized losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income. There were no investment sales for the three months ended March 31, 2014.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2015	2014
	(In thousands)

Commercial loans	$47,916	$52,286
Commercial real estate	161,459	158,314
Residential real estate	82,977	83,870
Installment loans	20,142	21,284

Total gross loans	312,494	315,754

Less allowance for loan losses	(2,506)	(2,400)

Total loans	$309,988	$313,354

The risk characteristics of each loan portfolio segment are as follows:

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2015

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, beginning of period	$254	$1,116	$92	$147	$791	$2,400
Provision charged to expense	(35)	(1)	(5)	61	96	116
Losses charged off	—	—	—	(53)	—	(53)
Recoveries	19	4	4	16	—	43

Balance, end of period	$238	$1,119	$91	$171	$887	$2,506

Ending balance: individually evaluated for impairment	$89	$618	$—	$—	$—	$707

Ending balance: collectively evaluated for impairment	$149	$501	$91	$171	$887	$1,799

Loans:

Ending balance: individually evaluated for impairment	$101	$2,022	$—	$—	$—	$2,123

Ending balance: collectively evaluated for impairment	$47,815	$159,437	$82,977	$20,142	$—	$310,371

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2014

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, beginning of period	$412	$1,609	$90	$141	$642	$2,894
Provision charged to expense	653	(533)	9	152	(65)	216
Losses charged off	(12)	—	(10)	(97)	—	(119)
Recoveries	1	4	1	41	—	47

Balance, end of period	$1,054	$1,080	$90	$237	$577	$3,038

Ending balance: individually evaluated for impairment	$403	$1,080	$—	$—	$—	$1,483

Ending balance: collectively evaluated for impairment	$651	$—	$90	$237	$577	$1,555

Loans:

Ending balance: individually evaluated for impairment	$617	$5,453	$—	$—	$—	$6,070

Ending balance: collectively evaluated for impairment	$57,975	$141,155	$82,528	$25,393	$—	$307,051

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2014

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$92	$622	$––	$––	$––	$714

Ending balance: collectively evaluated for impairment	$162	$494	$92	$147	$791	$1,686

Loans:

Ending balance: individually evaluated for impairment	$112	$1,756	$––	$––	$––	$1,868

Ending balance: collectively evaluated for impairment	$52,174	$156,558	$83,870	$21,284	$––	$313,886

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

The following tables show the portfolio quality indicators.

	March 31, 2015
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$47,558	$154,811	$82,977	$20,142	$305,488
Special Mention	251	1,678	—	—	1,929
Substandard	107	4,970	—	—	5,077
Doubtful	—	—	—	—	—

	$47,916	$161,459	$82,977	$20,142	$312,494

	December 31, 2014
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$51,895	$151,535	$83,870	$21,284	$308,584
Special Mention	265	1,980	––	––	2,245
Substandard	126	4,799	––	––	4,925
Doubtful	––	––	––	––	––

	$52,286	$158,314	$83,870	$21,284	$315,754

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

For the Three Months Ended March 31, 2015 and 2014

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of March 31, 2015

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$50	$—	$—	$68	$118	$47,798	$47,916
Commercial real estate	136	—	128	410	674	160,785	161,459
Residential	358	54	—	729	1,141	81,836	82,977
Installment	27	10	—	—	37	20,105	20,142

Total	$571	$64	$128	$1,207	$1,970	$310,524	$312,494

Loan Portfolio Aging Analysis

As of December 31, 2014

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$—	$––	$—	$46	$46	$52,240	$52,286
Commercial real estate	394	––	127	247	768	157,546	158,314
Residential	292	17	––	658	967	82,903	83,870
Installment	70	11	––	7	88	21,196	21,284

Total	$756	$28	$127	$958	$1,869	$313,885	$315,754

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

Impaired Loans

	As of March 31, 2015			Three Months Ended March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	898	898	—	902	9
Consumer	—	—	—	—	—
Residential	—	—	—	—	—
	898	898	—	902	9
Loans with a specific valuation allowance:
Commercial	101	101	89	102	2
Commercial real estate	1,124	1,124	618	1,581	15
Consumer	—	—	—	—	—
Residential	—	—	—	—	—
	1,225	1,225	707	1,683	17
Total:

Commercial	$101	$101	$89	$102	$2

Commercial real estate	$2,022	$2,002	$618	$2,483	$24

Consumer	$—	$—	$—	$—	$—

Residential	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

	As of December 31, 2014			Three Months Ended March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$7	$7	$––	$98	$—
Commercial real estate	794	1,144	––	579	8

	801	1,151	––	677	8
Loans with a specific valuation allowance:
Commercial	105	105	92	523	2
Commercial real estate	962	962	622	4,963	43

	1,067	1,067	714	5,486	45
Total:
Commercial	$112	$112	$92	$621	$2

Commercial real estate	$1,756	$2,106	$622	$5,542	$51

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off. For the three months ended March 31, 2015, the Company did not have any loans classified as TDRs

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

During the three months ended March 31, 2014, troubled debt restructurings described above increased the allowance for loan losses by $89,000. During the three months ended March 31, 2015 the Company did not have any loans classified as troubled debt restructurings.

At March 31, 2015 and 2014 and for three month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2015	2014
	(In thousands)

Service cost	$85	$74
Interest cost	48	35
Expected return on assets	(94)	(83)
Amortization of prior service cost and net loss	(12)	(15)

Pension expense	$27	$11

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)

Commercial loans unused lines of credit	$14,677	$13,950
Commitment to originate loans	9,100	9,228
Consumer open end lines of credit	36,261	35,604
Standby letters of credit	—	220

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

Note 6:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)

Net unrealized gain on securities available-for-sale	$97	$60
Net unrealized gain for unfunded status of defined benefit plan liability	25	25

	122	85
Tax effect	41	28

Net-of-tax amount	$81	$57

Note 7:	Fair Value Measurements

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

For the Three Months Ended March 31, 2015 and 2014

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
U.S. government agencies	$33,322	$—	$33,322	$—
State and political subdivisions	3,995	—	3,995	—

December 31, 2014
U.S. government agencies	$14,380	$––	$14,380	$––
State and political subdivisions	4,946	––	4,946	––
Equity securities	22	22	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
Collateral dependent impaired loans	$239	$—	$—	$239

December 31, 2014
Collateral dependent impaired loans	$301	$––	$––	$301
Foreclosed assets held for sale	991	––	––	991

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/15	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$239	Market comparable properties	Comparability discount	Not available

	Fair Value at 12/31/14	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$301	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	991	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2015.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015

Financial assets
Cash and cash equivalents	$39,230	$39,230	$—	$—
Held-to-maturity securities	235	—	236	—
Loans, net of allowance	309,988	—	—	308,246
Federal Home Loan Bank stock	4,210	—	4,210	—
Accrued interest receivable	784	—	784	—

Financial liabilities
Deposits	331,001	—	319,344	—
Short term borrowings	12,113	—	12,113	—
Federal Home Loan Bank Advances	26,678	—	28,108	—
Subordinated debentures	4,124	—	3,962	—
Interest payable	133	—	133	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014:

Financial assets
Cash and cash equivalents	$39,164	$39,164	$—	$––
Held-to-maturity securities	450	––	450	––
Loans, net of allowance	313,354	—	––	312,014
Federal Home Loan Bank stock	4,210	––	4,210	––
Accrued interest receivable	829	––	829	––

Financial liabilities
Deposits	322,681	––	309,186	––
Short term borrowings	5,098	––	5,098	––
Federal Home Loan Bank Advances	26,719	––	26,703	––
Subordinated debentures	4,124	––	3,962	––
Interest payable	135	––	135	––

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2015 and December 31, 2014.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2015, as compared to December 31, 2014, and the results of operations for the three months ended March 31, 2015, compared to the same period in 2014. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The reported diluted earnings per share of $0.14 for the quarter ended March 31, 2015 compared to $0.10 for the quarter ended March 31, 2014, an increase of 40%. This growth in earnings can be attributed to several factors which are explained in detail below.

We are very happy to report on the earnings improvement of our Company for the three months ended March 31, 2015. From an operating perspective, the Company’s net interest margin decreased slightly for the first three months of 2015 to a level of 3.71% compared to 3.86% for the same period in 2014. This decrease in the net interest margin is attributed to the Company having a higher level of lower-yielding, highly-liquid investment alternatives at the Federal Reserve. Even though the Company had an increase in average loans for the quarter, the average cash and due from Federal Reserve Bank increased which had a dilutive impact on the net interest margin. This reality was a direct result of the continued strong growth in lower-cost funding, primarily noninterest and interest bearing demand and savings deposits, which increased by $17.7 million year-over-year. Also, on a year-over-year basis, average loans were up by $3.0 million while higher-costing time deposits were down by $11.0 million. The Company maintained its funds management policy by continuing to keep its surplus funding in very-liquid, lower-yielding excess reserves at the Federal Reserve, which totaled $35.4 million on an average basis for the first quarter of 2015, and resist the temptation of extending the duration of its investment portfolio to achieve higher investment yields; although, investment in shorter-duration securities accelerated during the quarter. As a result, the securities and other restricted stock balance increased by $12.4 million to a level of $41.8 million at quarter-end. Most of this investment occurred earlier in the quarter when the structures of these shorter-duration investment securities were more favorable. Overall, the Company continued with a conservative investment posture to protect the Company’s capital and earnings when interest rates increase in future periods to more normalized levels. The Company’s credit quality improved dramatically as nonaccrual loans were down $1.4 million, or 53.93%, to a level of $1.2 million of total loans. Net loans charged off for the three months ended March 31, 2015 were only $10,501, or 0.01% of average loans, as compared to $73,019, or 0.09% of average loans, for the same period in 2014. With the improvement in credit quality, the Company decreased the provision for loan losses by $100,251 year-over-year. The overall total allowance for loan losses to total loans was 0.80% resulting in a total allowance for loan losses to nonperforming loans of 207.64% at March 31, 2015 compared to 0.97% and 115.99% respectively at March 31, 2014. With this continued trend of improving credit quality and coverage, the Company projects a further reduction of its provision for loan losses which should have a positive impact on future earnings.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

On the liability side of the balance sheet, the Company continued to see a positive return on its strategy of attracting additional customers into lower-cost funding accounts while allowing higher-cost funding to run off. Year-over-year, low-cost funding, consisting of demand and savings deposits, increased by $17.7 million which is the result of a strategy that began in June 2012. On another positive note, higher-cost time deposit balances decreased by over $11.0 million from March 31, 2014 to March 31, 2015, helping to reduce the overall interest expense level of the Company. With this trend, the Company continued to see the positive impact of attracting a higher number of active transaction accounts which resulted in service charges on deposit accounts increasing by $72,000, or 11.52%, on a year-over-year basis as of March 31, 2015. It is projected that this trend will continue even with the Government mandated regulations relating to the Dodd-Frank Act being more fully implemented. The heightened implementation of this legislation may potentially have a limiting effect on the level of revenue realized per account which should be offset by the Company’s focus on attracting a higher number of transaction accounts that can generate fee based income. Lastly, the Company was able to further reduce its level of noninterest expense or overhead. As of March 31, 2015, noninterest expense decreased on a year-over-year basis by $350,000 or 10.04%. A large portion of this cost savings is attributed to a pre-tax impairment charge on foreclosed real estate that was realized in the first quarter of 2014. But, even without this impairment charge, noninterest expense would still have decreased $197,000, or 5.91%. The Company’s previously announced office consolidation in its Glouster, Ohio marketplace was completed on March 16, 2015 and should lead to additional cost savings which should help to further contain noninterest expense in future periods. Our goal is to control our level of noninterest expense while continuing to build and strengthen our operational foundation which should lead to future growth, higher levels of earnings and, ultimately, a higher level of performance. With our continued focus of shifting lower-yielding liquid assets into higher-yielding quality loans, the continuing growth in service charge income on deposit accounts, the controlling of our noninterest expense and the potential lowering of our loan loss provision even further, we are projecting continued improvement in our earnings for 2015.

We are proud that our earnings are up on a double-digit basis year-over-year even though our strategy is to continue with a risk management posture that is somewhat conservative by keeping our surplus funding in highly-liquid, low-yielding excess reserves at the Federal Reserve and not leveraging our investment portfolio by stretching for yield at present. As demonstrated this past quarter, we will leverage our investment portfolio on a shorter-duration basis when we believe that it is in our best interest and prudent to do so. But, we will remain disciplined in our approach and not stretch for higher yields in our investment portfolio until longer-term market rates move closer to more historically normalized levels. Our Company has been able to successfully generate higher levels of operating earnings by focusing on attracting and expanding relationships in the direct markets that we serve. This has led to our Company originating a higher level of quality loans while improving our overall credit quality and bringing in a higher level of lower-cost transaction account funding which has increased the level of service charge income on deposit accounts. In addition, we have focused on building a more solid and efficient operational foundation which will lead to future growth and higher levels of profitability for our Company. We have accomplished all of the aforementioned while controlling our overall noninterest expense or overhead levels. We believe that the positive trends that we have seen over the course of this past year will continue and are budgeting for an even higher level of earnings this year. The actions that we have taken within the past couple of years when both long and short term interest rates hit historic lows has strongly positioned our Company for growth and higher levels of profitability when interest rates do finally increase by having both the liquid assets and capital to leverage. We anticipate that most of this leverage will primarily occur within our investment portfolio to levels at which we are we are more historically accustomed. By investing in longer-maturity securities today, we could expose our shareholders to losses in capital and earnings when interest rates normalize upward. As you can see in our financial statements, this conservative investment strategy has helped our Company preserve its book value, which improved on a year-over-year basis from $8.14 to $8.39, and has increased our shareholder’s equity by $1.55 million, or 4.0%, and equity to assets to a level of 9.77% as of March 31, 2015. We continue to be satisfied with our current strategy which has led to higher levels of operating earnings and has enabled us to maintain our very generous dividend policy with our cash dividend having a market yield of 4.56% based on our closing price at March 31, 2015. We are extremely proud of the fact that our Company was recognized this past year by American Banker Magazine as one of the top twenty-five publically traded U.S. banks and thrifts with the highest dividend yield in our country…coming in at number sixteen.” Everson concluded, Being a strong and profitable Company in this presently changing regulatory and economic environment and rewarding our owners with solid growth in their shareholder value continues to be our priority and our long term focus.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At March 31, 2015, gross loans were $312.5 million, compared to $315.8 million at December 31, 2014, a decrease of $3.3 million after offsetting repayments for the period. The overall decrease in the loan portfolio was comprised of a $1.2 million decrease in commercial and commercial real estate loans and a $1.1 million decrease in installment lending and a $894,000 decrease in residential loans since December 31, 2014. As discussed in the introduction average loans a up quarter over quarter for the period ended March 31, 2015.

Commercial and commercial real estate loans comprised 67.0% of total loans at March 31, 2015, compared to 66.7% at December 31, 2014. Commercial and commercial real estate loans have decreased $1.2 million, or 0.6% since December 31, 2014. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the state of Ohio.

Installment loans represented 6.45% of total loans at March 31, 2015 and 6.74% at December 31, 2014. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $1.2 million, or 5.4%, since December 31, 2014. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s 18 banking locations.

Residential real estate loans were 26.6% of total loans at March 31, 2015 and 26.6% at December 31, 2014, representing a decrease of $893,000, or 1.1% since December 31, 2014. As of March 31, 2015, the Bank has approximately $10.2 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $10.7 million at December 31, 2014. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At March 31, 2015, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.5 million at March 31, 2015, which represented 0.80% of total loans, and $2.4 million at December 31, 2014, or 0.76% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2015 were approximately $11,000 or less than 1.0%, of the beginning balance in the allowance for loan losses. Net loans charged off did decrease for the three months ended March 31, 2015 as compared to the same period in 2014. Net loans charged off decreased approximately $61,000 for the three months ended March 31, 2015 as compared to the same period in 2014.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at March 31, 2015 increased approximately $17.8 million from December 31, 2014 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2015, total core deposits increased approximately $8.7 million, or 2.8%. The Company’s savings accounts increased $3.1 million or 4.3% from December 31, 2014 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $7.7 million while certificates of deposit under $100,000 decreased by $2.1 million, or 4.2%. As a result of the booming activity of the oil and gas industry within our market areas, the Company had experienced a higher than normal influx of funds during 2014 and that continued into 2015.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2015, certificates of deposit greater than $100,000 decreased $357,000 or 2.1%, from December 31, 2014 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $7.0 million from December 31, 2014 totals.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Net Income

The reported diluted earnings per share of $0.14 for the quarter ended March 31, 2015 compared to $0.10 for the quarter ended March 31, 2014, an increase of 40%. This growth in earnings can be attributed to several factors which are explained in detail below.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income decreased $193,000 or 5.6% for the three months ended March 31, 2015 compared to the same period in 2014. As previously mentioned, and do to not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our earnings for three months ended March 31, 2015 and 2014. Until we have a clearer vision of our government’s direction on Monetary Policy, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields.

Provision for Loan Losses

The provision for loan losses was $116,000 for the three months ended March 31, 2015, compared to $216,000 for the same period in 2014. As previously discussed, the decrease in the provision for loan losses was primarily due to and overall improvement in credit quality of the loan portfolio.

Noninterest Income

As previously mentioned, attracting a higher number of transaction accounts as a result of a customer marketing strategy had a positive impact on noninterest income. The Company’s service charges on deposit accounts, a component of non interest income increased by $72,000 for the three months ended March 31, 2015 as compared to the same period in 2014. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

The Company was able to further reduce its level of noninterest expense or overhead. As of March 31, 2015, noninterest expense decreased on a year-over-year basis by $352,000 or 10.04%. A large portion of this cost savings is attributed to a pre-tax impairment charge on foreclosed real estate that was realized in the first quarter of 2014. But, even without this impairment charge, noninterest expense would still have decreased $197,000, or 5.91%. The Company’s previously announced office consolidation in its Glouster, Ohio marketplace was completed on March 16, 2015 and should lead to additional cost savings which should help to further contain noninterest expense in future

Federal Income Taxes

The provision for federal income taxes was $276,000 for the three months ended March 31, 2015, an increase of $154,000 compared to the same period in 2014. The effective tax rate was approximately 28.5% and 20.0% for the three months ended March 31, 2015 and 2014, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $40.7 million at March 31, 2015 compared to $40.4 million at December 31, 2014, a $334,000 increase. Total average stockholders’ equity in relation to total average assets was 9.77% at March 31, 2015 and 9.63% at December 31, 2014. Several years ago, our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. The rule requires a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.18%
Tier 1 capital ratio	14.49%
Total capital ratio	15.31%
Leverage ratio	10.88%

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

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2014, filed on March 16, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/2015 to 1/31/2015	––	––	––	––
Month #2 2/1/2015 to 2/28/2015	––	––	––	––
Month #3 3/1/2015 to 3/31/2015	––	––	––	––

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: May 15, 2015	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 15, 2015	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

