Form 10-Q
period 2015-06-30
UNITED BANCORP INC /OH/
filed 2015-08-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 2015

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

Yes ☐     No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 5, 2015, 5,377,454 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$5,346	$5,170
Interest-bearing demand deposits	19,945	33,994
Cash and cash equivalents	25,291	39,164

Available-for-sale securities	39,565	19,348
Held-to-maturity securities	235	450
Loans, net of allowance for loan losses of $2,697 and $2,400 at June 30, 2015 and December 31, 2014, respectively	309,225	313,354
Premises and equipment	10,511	10,071
Federal Home Loan Bank stock	4,210	4,210
Foreclosed assets held for sale, net	1,107	1,140
Intangible assets	7	66
Accrued interest receivable	792	829
Deferred income taxes	516	493
Bank-owned life insurance	13,423	10,747
Other assets	1,855	1,940
Total assets	$406,737	$401,812

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$187,326	$183,550
Savings	73,537	71,319
Time	62,579	67,812
Total deposits	323,442	322,681

Short-term borrowings	9,028	5,098
Federal Home Loan Bank advances	26,635	26,719
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	2,454	2,800
Total liabilities	365,683	361,422

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2015 –5,385,304 shares, 2014 – 5,385,304 shares	5,385	5,385
Additional paid-in capital	18,104	18,044
Retained earnings	21,008	20,478
Stock held by deferred compensation plan; 2015 –229,171 shares, 2014 – 230,446 shares	(2,013)	(2,044)
Unearned ESOP compensation	(1,372)	(1,467)
Accumulated other comprehensive income	5	57
Treasury stock, at cost
2015 –7,850 shares, 2014 – 7,850 shares	(63)	(63)
Total stockholders’ equity	41,054	40,390
Total liabilities and stockholders’ equity	$406,737	$401,812

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$3,822	$3,924	$7,504	$7,817
Taxable securities	98	69	162	140
Non-taxable securities	39	65	86	134
Federal funds sold	20	23	37	34
Dividends on Federal Home Loan Bank stock and other	61	53	110	106
Total interest and dividend income	4,040	4,134	7,899	8,231

Interest expense
Deposits
Demand	28	27	55	52
Savings	8	8	16	16
Time	226	265	456	539
Borrowings	320	320	636	639
Total interest expense	582	620	1,163	1,246
Net interest income	3,458	3,514	6,736	6,985
Provision for loan losses	145	216	261	432
Net interest income after provision for loan losses	3,313	3,298	6,475	6,553

Noninterest income
Service charges on deposit accounts	711	702	1,410	1,329
Realized gains on sales of loans	18	12	29	16
Realized gain on sales of available-for-sale securities	11	—	31	—
Realized gains on sales of real estate and other repossessed assets	2	—	2	—
BOLI benefit in excess of surrender value	—	35	—	35
Other income	193	210	405	417
Total noninterest income	935	959	1,877	1,797

Noninterest expense
Salaries and employee benefits	1,575	1,602	3,170	3,262
Net occupancy and equipment expense	503	500	994	1,018
Provision for impairment on foreclosed real estate	—	—	—	162
Professional services	177	210	368	428
Insurance	59	74	126	148
Deposit insurance premiums	51	72	114	137
Franchise and other taxes	73	70	140	124
Advertising	85	121	169	227
Stationery and office supplies	32	51	77	92
Amortization of intangible asset	29	29	59	59
Net realized loss on sale of other real estate and repossessions	—	—	—	6
Other expenses	528	570	1,029	1,123
Total noninterest expense	3,112	3,299	6,246	6,786
Income before federal income taxes	1,136	958	2,106	1,564
Federal income taxes	331	242	607	364
Net income	$805	$716	$1,499	$1,200

EARNINGS PER COMMON SHARE
Basic	$0.16	$0.14	$0.30	$0.24
Diluted	$0.16	$0.14	$0.30	$0.24
DIVIDENDS PER COMMON SHARE	$0.09	$0.08	$0.18	$0.16

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$805	$716	$1,499	$1,200

Other comprehensive income(loss), net of tax:
Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of tax of ($4), $0, ($11), $0	(7)	—	(20)	—

Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(26), $99, $(17) and $174 for each respective period	(50)	193	(32)	336

Comprehensive income	$748	$909	$1,447	$1,536

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2015	2014
Operating Activities
Net income	$1,499	$1,200
Items not requiring (providing) cash
Amortization (accretion) of premiums and discounts on securities, net	—	2
Depreciation and amortization	479	490
Amortization of intangible asset	59	59
Gain on sale of available-for-sale securities	(31)	—
Expense related to share based compensation plans	91	83
Expense related to ESOP	94	96
Provision for loan losses	261	432
Provision for losses on foreclosed real estate	—	162
Bank-owned life insurance	(176)	(44)
Gain on sale of loans	(29)	(16)
Proceeds from sale of loans	1,967	921
Loans originated for sale	(1,938)	(905)
(Gain) loss on sale of foreclosed assets	(2)	5
Amortization of mortgage servicing rights	7	9
Net change in accrued interest receivable and other assets	144	(619)
Net change in accrued expenses and other liabilities	(348)	(607)

Net cash provided by operating activities	2,077	1,268

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	11,342	5,458
Purchases	(31,983)	(3,000)
Securities held to maturity:
Maturities, prepayments and calls	215	119
Proceeds from sale of available-for-sale securities	383	—
Net change in loans	3,839	(5,910)
Mandatory redemption of Federal Home Loan Bank Stock	—	600
Purchase of insurance product	(2,500)
Purchases of premises and equipment	(920)	(196)
Proceeds from sale of foreclosed assets	35	458

Net cash used in investing activities	(19,589)	(2,471)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2015	2014
Financing Activities
Net change in deposits	$761	$8,912
Net change in short-term borrowings	3,930	831
Repayments of long-term borrowings	(84)	(151)
Treasury stock activity	—	14
Cash dividends paid on common stock	(968)	(860)

Net cash provided by financing activities	3,639	8,746

(Decrease) increase in Cash and Cash Equivalents	(13,873)	7,543
Cash and Cash Equivalents, Beginning of Period	39,164	23,474

Cash and Cash Equivalents, End of Period	$25,291	$31,017

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,171	$1,356

Federal income taxes paid	$471	$580

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$—	$195

Vesting of restricted stock	$39	$203

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Note 1:     Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2015, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2014 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and offices in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio. The Community Bank division conducts its business through its two offices in Lancaster, Ohio and offices in Amesville, Glouster, and Nelsonville, Ohio. The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans. The targeted lending areas of our Bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s branch locations.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

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

For the Three and Six Months Ended June 30, 2015 and 2014

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

For the Three and Six Months Ended June 30, 2015 and 2014

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

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted generally 10% - 35% based on the age of the appraisal, condition of the subject property, and overall economic conditions. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies, etc. and the related qualitative adjustments assigned by the Company.

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

For the Three and Six Months Ended June 30, 2015 and 2014

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Basic
Net income	$805	$716	$1,499	$1,200
Dividends on non-vested restricted stock	(14)	(13)	(28)	(28)
Net income allocated to stockholders	$791	$703	$1,471	$1,172
Weighted average common shares outstanding	4,854,020	4,851,805	4,854,684	4,832,847
Basic earnings per common share	$0.16	$0.14	$0.30	$0.24

Diluted
Net income allocated to stockholders	$791	$703	$1,471	$1,172
Weighted average common shares outstanding for basic earnings per common share	4,854,020	4,851,805	4,854,684	4,832,847
Add: Dilutive effects of assumed exercise of stock options and restricted stock	84,522	80,215	84,522	80,215
Average shares and dilutive potential common shares	4,938,542	4,932,020	4,939,206	4,913,062

Diluted earnings per common share	$0.16	$0.14	$0.30	$0.24

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both June 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Note 2:     Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2015:
U.S. government agencies	$35,998	$18	$(89)	$35,927
State and political subdivisions	3,586	52	––	3,638
	$39,584	$70	$(89)	$39,565

Available-for-sale Securities:
December 31, 2014:
U.S. government agencies	$14,443	$4	$(67)	$14,380
State and political subdivisions	4,841	105	––	4,946
Equity securities	4	18	––	22

	$19,288	$127	$(67)	$19,348

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2015:
State and political subdivisions	$235	$1	$—	$236

December 31, 2014:
State and political subdivisions	$450	$1	$––	$451

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$830	$840	$235	$236
One to five years	37,262	37,217	—	—
Five to ten years	1,492	1,508	—	—

Totals	$39,584	$39,565	$235	$236

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2015 and December 31, 2014, was $26.9 million and $7.1 million, which represented approximately 67.6% and 35.7%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

June 30, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$26,909	$(89)	$—	$—	$26,909	$(89)

December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$1,141	$(2)	$5,935	$(65)	$7,076	$(67)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

For the six months ended June 30, 2015, proceeds from the sale of investment securities available-for-sale were $383,000, with gross realized gains of $31,000, and gross realized losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income. There were no investment sales for the six months ended June 30, 2014.

For the three months ended June 30, 2015, proceeds from the sale of investment securities available-for-sale were $13,000, with gross realized gains of $11,000, and gross realized losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income. The Company recorded tax expense of approximately on the sale of available-for-sale securities of $3,000 and $4,000 for the three and six months ended June 30, 2015. There were no investment sales for the three months ended June 30, 2014.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Note 3:     Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2015	2014
	(In thousands)

Commercial loans	$57,478	$52,286
Commercial real estate	152,264	158,314
Residential real estate	82,857	83,870
Installment loans	19,323	21,284

Total gross loans	311,922	315,754

Less allowance for loan losses	(2,697)	(2,400)

Total loans	$309,225	$313,354

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

For the Three and Six Months Ended June 30, 2015 and 2014

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month period ended June 30, 2015

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, April 1, 2015	$238	$1,119	$91	$171	$887	$2,506
Provision charged to expense	(11)	(351)	71	79	357	145
Losses charged off	—	—	—	(40)	––	(40)
Recoveries	7	3	10	66	––	86

Balance, June 30, 2015	$234	$771	$172	$276	$1,244	$2,697

Balance, January 1, 2015	$254	$1,116	$92	$147	$791	$2,400
Provision charged to expense	(46)	(352)	66	140	453	261
Losses charged off	––	––	—	(93)	––	(93)
Recoveries	26	7	14	82	––	129

Balance, June 30, 2015	$234	$771	$172	$276	$1,244	$2,697
Ending balance: individually evaluated for impairment	$86	$377	$—	$—	$—	$463
Ending balance: collectively evaluated for impairment	$148	$394	$172	$276	$1,244	$2,234

Loans:

Ending balance: individually evaluated for impairment	$98	$1,947	$—	$—	$—	$2,045
Ending balance: collectively evaluated for impairment	$57,380	$150,317	$19,323	$82,857	$—	$309,877

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month period ended June 30, 2014

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, April 1, 2014	$1,054	$1,080	$237	$90	$577	$3,038
Provision charged to expense	(570)	749	(31)	60	8	216
Losses charged off	(13)	—	(81)	(61)	––	(155)
Recoveries	1	9	21	2	––	33

Balance, June 30, 2014	$472	$1,838	$146	$91	$585	$3,132

Balance, January 1, 2014	$412	$1,609	$141	$90	$642	$2,894
Provision charged to expense	83	216	121	69	(57)	432
Losses charged off	(25)	—	(178)	(71)	––	(274)
Recoveries	2	13	62	3	––	80

Balance, June 30, 2014	$472	$1,838	$146	$91	$585	$3,132
Ending balance: individually evaluated for impairment	$323	$1,353	$––	$––	$––	$1,676
Ending balance: collectively evaluated for impairment	$149	$485	$146	$91	$585	$1,456

Loans:

Ending balance: individually evaluated for impairment	$515	$6,143	$––	$––	$––	$6,658
Ending balance: collectively evaluated for impairment	$48,394	$153,047	$24,135	$83,163	$––	$308,739

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2014

	Commercial	Commercial Real Estate	Installment	Residential	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$92	$622	$––	$––	$––	$714
Ending balance: collectively evaluated for impairment	$162	$494	$147	$92	$791	$1,686

Loans:

Ending balance: individually evaluated for impairment	$112	$1,756	$––	$––	$––	$1,868
Ending balance: collectively evaluated for impairment	$52,174	$156,558	$21,284	$83,870	$––	$313,886

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

The following tables show the portfolio quality indicators.

	June 30, 2015
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$57,334	$146,421	$82,857	$19,323	$305,935
Special Mention	42	1,028	—	—	1,070
Substandard	102	4,815	—	—	4,917
Doubtful	—	—	—	—	—

	$57,478	$152,264	$82,857	$19,323	$311,922

	December 31, 2014
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$51,895	$151,535	$83,870	$21,284	$308,584
Special Mention	265	1,980	––	––	2,245
Substandard	126	4,799	––	––	4,925
Doubtful	––	––	––	––	––

	$52,286	$158,314	$83,870	$21,284	$315,754

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

For the Three and Six Months Ended June 30, 2015 and 2014

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of June 30, 2015

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$101	$—	$130	$64	$295	$57,183	$57,478
Commercial real estate	528	—	—	407	935	151,329	152,264
Residential	598	32	—	789	1,419	81,438	82,857
Installment	152	4	—	264	420	18,483	19,323

Total	$1,379	$36	$130	$1,524	$3,069	$308,853	$311,922

Loan Portfolio Aging Analysis

As of December 31, 2014

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$—	$––	$—	$46	$46	$52,240	$52,286
Commercial real estate	394	––	127	247	768	157,546	158,314
Residential	292	17	––	658	967	82,903	83,870
Installment	70	11	––	7	88	21,196	21,284

Total	$756	$28	$127	$958	$1,869	$313,885	$315,754

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Impaired Loans

	As of June 30, 2015			For the three months ended June 30, 2015		For the six months ended June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$––	$––	$––	$––	$––	$––	$––
Commercial real estate	1,064	1,064	––	1,493	17	1,500	26
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	1,064	1,064	––	1,493	17	1,500	26
Loans with a specific valuation allowance:
Commercial	98	98	86	100	2	102	4
Commercial real estate	883	883	377	928	3	945	18
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	981	981	463	1,028	5	1,047	22

Total:
Commercial	$98	$98	$86	$100	$2	$102	$4
Commercial real estate	$1,947	$1,947	$377	$2,421	$20	$2,445	$44
Residential	$––	$––	$––	$—	$—	$—	$—
Installment	$––	$––	$––	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Impaired Loans

	As of December 31, 2014			For the three months ended June 30, 2014		For the six months ended June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$7	$7	$––	$96	$1	$97	$1
Commercial real estate	794	1,144	––	684	6	691	14
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	801	1,151	––	780	7	788	15
Loans with a specific valuation allowance:
Commercial	105	105	92	422	2	439	4
Commercial real estate	962	962	622	5,547	78	4,706	121
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	1,067	1,067	714	5,969	80	5,145	125

Total:
Commercial	$112	$112	$92	$518	$3	$536	$5
Commercial real estate	$1,756	$2,106	$622	$6,231	$84	$5,397	$135
Residential	$––	$––	$––	$––	$––	$––	$––
Installment	$––	$––	$––	$––	$––	$––	$––

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	––	$––	$––
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Three Months Ended June 30, 2014
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$––	$––	$––	$––
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

Six Months ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	––	$––	$––
Commercial real estate	2	155	68
Residential	––	––	––
Installment	––	––	––

Six Months Ended June 30, 2014
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$––	$––	$––	$––
Commercial real estate	––	68	––	68
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

During the three and six the months ended June 30, 2015, the Company did have any loans classified as troubled debt restructurings. During the six months ended June 30, 2014, troubled debt restructurings described above increased the allowance for loan losses by $87,000.

At June 30, 2015 and 2014 and for three and six month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:     Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)

Service cost	$85	$74	$170	$148
Interest cost	48	35	96	70
Expected return on assets	(94)	(83)	(188)	(166)
Amortization of prior service cost and net loss	(12)	(15)	(24)	(30)

Pension expense	$27	$11	$54	$22

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)

Commercial loans unused lines of credit	$16,127	$13,950
Commitment to originate loans	9,152	9,228
Consumer open end lines of credit	36,293	35,604
Standby letters of credit	—	220

Note 6:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)

Net unrealized gain (loss) on securities available-for-sale	$(19)	$60
Net unrealized gain for funded status of defined benefit plan liability	25	25

	6	85
Tax effect	1	28

Net-of-tax amount	$5	$57

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

For the Three and Six Months Ended June 30, 2015 and 2014

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
U.S. government agencies	$35,927	$––	$35,927	$––
State and political subdivisions	3,638	––	3,638	––

December 31, 2014
U.S. government agencies	$14,380	$––	$14,380	$––
State and political subdivisions	4,946	––	4,946	––
Equity securities	22	22	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
Collateral dependent impaired loans	$519	$––	$––	$519

December 31, 2014
Collateral dependent impaired loans	$301	$––	$––	$301
Foreclosed assets held for sale	991	––	––	991

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 6/30/15	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$519	Market comparable properties	Marketability discount	Not available

	Fair Value at 12/31/14	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	301	Market comparable properties	Marketability discount	Not available

Foreclosed assets held for sale	$991	Market comparable properties	Selling costs	10% – 35%

There were no significant changes in the valuation techniques used during 2015.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015

Financial assets
Cash and cash equivalents	$25,291	$25,291	$––	$––
Held-to-maturity securities	235	––	236	––
Loans, net of allowance	309,225	––	––	307,513
Federal Home Loan Bank stock	4,210	––	4,210	––
Accrued interest receivable	792	––	792	––

Financial liabilities
Deposits	323,442	––	308,801	––
Short term borrowings	9,028	––	9,028	––
Federal Home Loan Bank Advances	26,635	––	27,891	––
Subordinated debentures	4,124	––	3,962	––
Interest payable	127		127

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014

Financial assets	$39,164	$39,164	$—	$––
Cash and cash equivalents
Held-to-maturity securities	450	––	451	––
Loans, net of allowance	313,354	—	––	312,014
Federal Home Loan Bank stock	4,210	––	4,210	––
Accrued interest receivable	829	––	829	––

Financial liabilities
Deposits	322,681	––	309,186	––
Short term borrowings	5,098	––	5,098	––
Federal Home Loan Bank Advances	26,719	––	26,703	––
Subordinated debentures	4,124	––	3,962	––
Interest payable	135	––	135	––

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2015 and December 31, 2014.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

Note 8:     Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At June 30, 2015 and December 31, 2014, repurchase agreement borrowings totaled $9,028,000 and $5,098,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreement reflected in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity of the Agreement
	(In thousands)

June 30, 2015	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreement
U.S. government agencies	$13,000	$––	$––	$––	$13,000
State and political subdivisions	998	––	––	––	998

Total	$13,998	$––	$––	$––	$13,998

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $14.0 million at June 30, 2015. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2015, as compared to December 31, 2014, and the results of operations for the three and six months ended June 30, 2015, compared to the same period in 2014. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported diluted earnings per share of $0.30 for the six months ended June 30, 2015 compared to $0.24 for the six months ended June 30, 2014, an increase of 25%. This growth in earnings can be attributed to several factors which are explained below in detail. The Company’s diluted earnings per share for the three months ended June 30, 2015 increased 14% to $0.16 from $0.14 for the three months ended June 30, 2014.

From an operating perspective, the Company’s net interest margin decreased slightly for the first six months of 2015 to a level of 3.75% compared to 3.85% for the same period in 2014. This decrease in the net interest margin is attributed to the Company having a higher level of investment securities for the six months ended June 30, 2015 as compared to the same period in 2014. Even though the yield on these short-duration securities had somewhat of a dilutive impact on the net interest margin, the increased position in these securities helped keep the Company’s level of investment income relatively stable. Period-over-period, the Company’s average loans decreased $333,000. The Company maintained its funds management policy by continuing to keep the majority of its surplus funding in very liquid, lower-yielding excess reserves at the Federal Reserve, which totaled $31.1 million on an average basis for the six months ended June 30, 2015, and resisting the temptation of extending the duration of its investment portfolio to achieve higher investment yields; although, investment in shorter-duration securities accelerated during the quarter as previously mentioned. As a result, the securities and other restricted stock balance increased by $14.4 million to a level of $44.0 million at quarter-end. On a year-over-year basis, the Company’s credit quality improved dramatically as nonaccrual loans were down $707,000, or 31.70%, to a level of $1.5 million. For the six months ended June 30, 2015, the Company actually recorded a net loan recovery of $35,000 as compared to having a net charge off of $194,000 for the six months ended June 30, 2014. With the improvement in credit quality, the Company decreased the provision for loan losses by $171,000 year-over-year. The overall total allowance for loan losses to total loans was 0.86% resulting in a total allowance for loan losses to nonperforming loans of 177.00% at June 30, 2015 compared to 0.99% and 140.37% respectively at June 30, 2014. With this continued trend of improving credit quality and coverage, the Company projects a further reduction of its provision for loan losses which should have a positive impact on future earnings.

On the liability-side of the balance sheet, the Company continued to see a positive return on its strategy of attracting additional customers into lower-cost funding accounts while allowing higher-cost funding to run off. Year-over-year, low-cost funding, consisting of demand and savings deposits, increased by $14.1 million while higher-cost time deposit balances decreased by over $9.9 million, helping to reduce the overall interest expense of the Company. The Company continued to see the positive impact of attracting a higher number of active transaction accounts which resulted in service charges on deposit accounts increasing by $82,000, or 6.14%, on a year-over-year basis as of June 30, 2015. It is projected that this trend will continue even with the Government mandated regulations relating to the Dodd-Frank Act being more fully implemented. The heightened implementation of this legislation may potentially have a limiting effect on the level of revenue realized per account which should be offset by the Company’s focus on attracting a higher number of transaction accounts that can generate fee-based income. Lastly, the Company was able to further reduce its level of noninterest expense or overhead. As of June 30, 2015, noninterest expense decreased on a year-over-year basis by $539,000 or 7.94%. A portion of this cost savings is attributed to a pre-tax impairment charge of $162,000 on foreclosed real estate that was realized in the first quarter of 2014. Even without consideration of this impairment charge, noninterest expense still decreased $353,000 or 5.45%. As previously announced, the Company’s office consolidation in its Glouster, Ohio marketplace was completed on March 16, 2015 and has lead to additional cost savings which should help to further contain noninterest expense in future periods. Our goal is to control our level of noninterest expense while continuing to build and strengthen our operational foundation which should lead to future growth, higher levels of earnings and, ultimately, a higher level of performance. Over the next 24 months, it is projected that the Company’s interest expense will be positively impacted by the repricing of $26 million in fixed-rate advances with the Federal Home Loan Bank that are set to mature. The average cost of these advances is 3.66% and, given the current interest rate environment, the Company will either pay off these advances with its current liquidity or replace the advances at a substantial savings to interest expense. In addition, the Company’s $4.1 million subordinated debenture is set to reprice January 1, 2016 from a fixed rate of 6.25% to a variable rate based on the three-month LIBOR plus a margin of 1.35%. With three-month LIBOR currently priced at approximately 28 basis points, the Company’s rate on its debenture would decrease approximately 4.62%. This would save approximately $190,000 in interest expense annually beginning January 1, 2016. With our continued focus of shifting lower-yielding liquid assets into higher-yielding quality loans, growing service charge income on deposit accounts, controlling of our noninterest expense, reducing our interest expense in 2016 and the potential lowering of our loan loss provision even further, we are projecting continued improvement in our earnings for 2015 and into 2016.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The results that we are seeing today are reflective of the somewhat conservative posturing that we undertook in recent years to protect both our capital base and earnings stream. Most of these recent earnings improvements have come from process changes and product enhancements that have been undertaken in recent years which have led to operational efficiencies that have lowered our non-interest expense levels while driving higher levels of fee based revenue for our Company. We are happy with the results that we are starting to see and will continue to look for additional opportunities in these key areas as we have done this year with the office consolidation that we completed in the late first quarter in our Glouster, Ohio market and other internal process enhancements that continue to help our organization become more operationally efficient and produce higher levels of quality earnings. Such opportunities have led to our Company decreasing our federal tax equivalent employee count by 4.5% year-over-year while still serving our customer base at a high level and building profitable relationships as demonstrated by our continued growth in fee based revenue. Being a very well capitalized Bank in today’s environment will allow us to change our focus in the coming quarters to further implement a growth strategy that was initiated late in the second quarter of this current year which exclusively focusses on driving the loan volumes of our company. This strategy, which has added additional origination personnel to our commercial and residential lending platforms and enhanced the lending programs that our Company offers, should generate higher levels of interest and fee based revenue in the coming quarters. We strongly anticipate that this newly initiated revenue enhancement strategy, along with the aforementioned downward pricing of a large portion of our borrowed funds base, should help enhance the overall net interest margin of our Company over the course of the next twenty-four months and drive earnings growth that is similar to what we have seen in recent quarters. Our Company is beginning to be rewarded by the markets for this level of performance as we have seen the market value of our stock increase from $8.03 at year-end to $8.97 at the most recent quarter-end. We believe with our Company’s present price-to-earnings multiple and projected direction of earnings that our stock can continue to trade at higher market valuations in the near term. Our number one focus continues to be protecting and growing our shareholders investment in our Company through sound and profitable operations and strategic growth. In addition to driving the market value appreciation of our shareholders ownership, we will continue to strive to reward our owners by paying a solid cash dividend which increased 12.5% on a year-over-year basis and is presently yielding 4.01%. At this level, our Company’s cash dividend is yielding nearly twice that of the average bank in our country. Overall, we are very pleased with the present operating performance of our Company and the direction that we are going.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2015, gross loans were $311.9 million, compared to $315.8 million at December 31, 2014, a decrease of $3.9 million after offsetting repayments for the period. The overall decrease in the loan portfolio was comprised of a $858,000 decrease in commercial and commercial real estate loans a $1.0 million decrease in residential loans and a $2.0 million decrease in installment loans since December 31, 2014.

Commercial and commercial real estate loans comprised 67.2% of total loans at June 30, 2015, compared to 66.7% at December 31, 2014. Commercial and commercial real estate loans have decreased $858,000, or less than 1.0% since December 31, 2014. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the state of Ohio.

Installment loans represented 6.2% of total loans at June 30, 2015 and 6.7% at December 31, 2014. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $2.0 million, or 9.2%, since December 31, 2014. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 26.6% of total loans at June 30, 2015 and 26.6% at December 31, 2014, representing a decrease of $1.0 million, or 1.2% since December 31, 2014. As of June 30, 2015, the Bank has approximately $8.1 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $10.7 million at December 31, 2014. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At June 30, 2015, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.7 million at June 30, 2015, which represented 0.86% of total loans, and $2.4 million at December 31, 2014, or 0.76% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had a net recovery of $36,000 for the six months ended June 30, 2015. Net loans charged off decreased approximately $230,000 for the six months ended June 30, 2015 as compared to the same period in 2014.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at June 30, 2015 increased approximately $20.0 million from December 31, 2014 totals. The opportunities to reinvest these liquid funds have been limited due to the historical low interest rates available on replacement investments. The Company has been cautious not to extend out maturities in this low rate environment.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2015, total core deposits increased approximately $1.8 million, or less than 1.0%. The Company’s savings accounts increased $2.2 million or 3.1% from December 31, 2014 totals. The Company’s interest-bearing and non-interest bearing demand deposits decreased $3.5 million or 1.8% while certificates of deposit under $100,000 decreased by $3.9 million, or 7.7%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2015, certificates of deposit greater than $100,000 decreased $1.3 million or 7.8%, from December 31, 2014 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $3.9 million from December 31, 2014 totals.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Net Income

For the six months ended June 30, 2015 the Company reported net earnings of $1.5 million, compared to $1.2 million for the six months ended June 30, 2014. On a per share basis, the Company’s diluted earnings were $0.30 for the six months ended June 30, 2015, as compared to $0.24 for the six months ended June 30, 2014, an increase of 24.9%.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income after provision for loan losses decreased 1.2%, or $78,000 for the six months ended June 30, 2015 compared to the same period in 2014. Not wanting to take undue interest rate risk, we are keeping our the majority of the Company’s liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our 2015 earnings. Until we have a clearer vision of our government’s direction, we are being careful at this point in time not to take a lot of interest rate risk by stretching maturities for higher yields. Refer to the Introduction section for further discussion on interest rate risk.

Provision for Loan Losses

The Company’s credit quality improved as non-accrual loans were down $707,000, or 31.70%, to a level of $1.5 million. For the six months ended June 30, 2015 the Company had a net loan recovery of $36,000 compared to net loans charged off $194,000 for the same period in 2014. With the improvement in credit quality, the Company decreased the provision for loan losses which was $261,000 for the six months ended June 30, 2015 compared to $432,000 for the six months ended June 30, 2014, a decrease of $171,000 or 39.5%.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

A positive effect of attracting a higher level of transaction accounts was the Company’s service charges on deposit accounts increased by $81,000 for the six months ended June 30, 2015 as compared to the same period in 2014. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense decreased on a year-over-year basis by $540,000 or 7.9%. Without the previously disclosed impairment charge of $152,720 taken in the first quarter of 2014 year relating to a landslide that rendered a bank-owned foreclosed real estate property in a condemned state, non-interest expense would have decreased by $387,000, or 5.8%, for the six months ended June 30, 2015.

Federal Income Taxes

The provision for federal income taxes was $607,000 for the six months ended June 30, 2015, an increase of $243,000 compared to the same period in 2014. The effective tax rate was 28.8% and 23.3% for the six months ended June 30, 2015 and 2014, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Net Income

For the three months ended June 30, 2015 the Company reported net earnings of $805,000, compared to $716,000 for the three months ended June 30, 2014. On a per share basis, the Company’s diluted earnings were $0.16 for the three months ended June 30, 2015, as compared to $0.14 for the three months ended June 30, 2014.

Net Interest Income

Net interest income increased less that 2%, or $56,000 for the three months ended June 30, 2015 compared to the same period in 2014. This increase was mainly driven by an increase in loan fees of $85,000 or 41.0% for the three months ended June 30, 2015 over the same period in 2014.

Provision for Loan Losses

The provision for loan losses was $145,000 for the three months ended June 30, 2015, compared to $216,000 for the same period in 2014. As previously discussed, the decrease in the provision for loan losses was primarily due to the overall improvement in the Company’s credit quality.

Noninterest Income

As previously mentioned attracting a higher level of transaction accounts has a positive impact on noninterest income. The Company’s service charges on deposit accounts, a component of non interest income increased by $9,000 for the three months ended June 30, 2015 as compared to the same period in 2014. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense was $3.1 million for the three months ended June 30, 2015 a decrease of $187,000, compared to the three months ended June 30, 2014. Salaries and employee benefit expense decreased $27,000, or 1.7%, for the three month period ended June 30, 2015, compared to the same period in 2014. Professional fees decreased $33,000 for the three month ended June 30, 2015, as compared to the same period in 2014. Professional fees have decreased due to a decrease in collection expense of troubled loan relationships. Advertising expense decreased $36,000 for the three months ended June 30, 2015, as compared to the same period in 2014. The Company decided to cut back on certain promotional items in 2015 that it deemed not beneficial to the growth of the Company.

Federal Income Taxes

The provision for federal income taxes was $331,000 for the three months ended June 30, 2015, an increase of $89,000 compared to the same period in 2014. The effective tax rate was 29.2% and 25.3% for the three months ended June 30, 2015 and 2014, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $41.1 million at June 30, 2015 compared to $40.4 million at December 31, 2014, a $664,000 increase. Total average stockholders’ equity in relation to total average assets was 10.09% at June 30, 2015 and 9.63% at December 31, 2014. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

As of June 30, 2015, the Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.50%
Tier 1 capital ratio	14.82%
Total capital ratio	15.70%
Leverage ratio	10.90%

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 4.    Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.     Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.     Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2014, filed on March 16, 2015.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 4/1/2015 to 4/30/2015	––	––	––	––
Month #2 5/1/2015 to 5/31/2015	2,140	8.25	––	––
Month #3 6/1/2015 to 6/30/2015	––	––	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. On May 27, 2015, the Plan purchased a total of 2,140 common shares for participant accounts. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments.

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

/s/United Bancorp, Inc.

Date: August 12, 2015	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 12, 2015	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

