Form 10-Q
period 2015-09-30
UNITED BANCORP INC /OH/
filed 2015-11-16
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2015

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

Yes ☐        No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 6, 2015, 5,377,454 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$5,577	$5,170
Interest-bearing demand deposits	19,267	33,994
Cash and cash equivalents	24,844	39,164
Available-for-sale securities	30,646	19,348
Held-to-maturity securities	235	450
Loans, net of allowance for loan losses of $2,727 and $2,400 at September 30, 2015 and December 31, 2014, respectively	323,598	313,354
Premises and equipment	10,405	10,071
Federal Home Loan Bank stock	4,210	4,210
Foreclosed assets held for sale, net	362	1,140
Intangible assets	—	66
Accrued interest receivable	787	829
Deferred income taxes	516	493
Bank-owned life insurance	10,652	10,747
Other assets	2,000	1,940
Total assets	$408,255	$401,812

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$187,299	$183,550
Savings	74,898	71,319
Time	61,000	67,812
Total deposits	323,197	322,681
Short-term borrowings	10,244	5,098
Federal Home Loan Bank advances	26,587	26,719
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	2,536	2,800
Total liabilities	366,688	361,422
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2015 –5,385,304 shares, 2014 – 5,385,304 shares	5,385	5,385
Additional paid-in capital	18,107	18,044
Retained earnings	21,384	20,478
Stock held by deferred compensation plan; 2015 –231,334 shares, 2014 – 230,446 shares	(1,981)	(2,044)
Unearned ESOP compensation	(1,322)	(1,467)
Accumulated other comprehensive income	57	57
Treasury stock, at cost
2015 –7,850 shares, 2014 – 7,850 shares	(63)	(63)
Total stockholders’ equity	41,567	40,390
Total liabilities and stockholders’ equity	$408,255	$401,812

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$3,918	$3,958	$11,422	$11,775
Taxable securities	90	58	252	198
Non-taxable securities	39	62	125	196
Federal funds sold	11	16	48	50
Dividends on Federal Home Loan Bank stock and other	60	41	170	147
Total interest and dividend income	4,118	4,135	12,017	12,366
Interest expense
Deposits
Demand	28	27	83	79
Savings	9	8	25	24
Time	219	256	675	795
Borrowings	322	324	958	963
Total interest expense	578	615	1,741	1,861
Net interest income	3,540	3,520	10,276	10,505
Provision for loan losses	126	225	387	657
Net interest income after provision for loan losses	3,414	3,295	9,889	9,848
Noninterest income
Service charges on deposit accounts	731	723	2,141	2,052
Realized gains on sales of loans	11	6	40	22
BOLI benefit in excess of surrender value	29	––	29	35
Realized gains on sales of available –for-sale securities, net	––	27	31	27
Other income	216	203	621	620
Total noninterest income	987	959	2,862	2,756
Noninterest expense
Salaries and employee benefits	1,587	1,643	4,757	4,905
Net occupancy and equipment expense	466	487	1,460	1,505
Professional services	187	153	555	581
Insurance	65	73	191	221
Deposit insurance premiums	63	57	177	194
Franchise and other taxes	78	69	218	193
Advertising	84	102	253	329
Stationery and office supplies	33	46	110	138
Amortization of intangible asset	7	30	66	89
Provision for losses on foreclosed real estate and net of gains and losses on sales	67	1	67	169
Other expenses	545	579	1,572	1,702
Total noninterest expense	3,182	3,240	9,426	10,026
Income before federal income taxes	1,219	1,014	3,325	2,578
Federal income taxes	360	296	967	660
Net income	$859	$718	$2,358	$1,918

EARNINGS PER COMMON SHARE
Basic	$0.17	$0.14	$0.48	$0.38
Diluted	$0.17	$0.14	$0.47	$0.38
DIVIDENDS PER COMMON SHARE	$0.09	$0.08	$0.27	$0.24

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$859	$718	$2,358	$1,918

Other comprehensive income, net of tax:
Reclassification adjustment for net realized gains on available-for-sale securities included in net income during the period, net of taxes of $($0), $(9), $(11) and $(9) for each respective period	—	(18)	(20)	(18)
Unrealized holding gains on securities during the period, net of taxes of $(27), $13, $0 and $187 for each respective period	52	26	—	362

Comprehensive income	$911	$726	$2,338	$2,262

Accumulated comprehensive income	$57	$171	$57	$171

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Operating Activities
Net income	$2,358	$1,918
Items not requiring (providing) cash
Depreciation and amortization	729	726
Amortization of intangible asset	66	89
Expense related to share based compensation plans	126	124
Provision for loan losses	387	657
Provision for losses on foreclosed real estate	55	179
Bank-owned life insurance	124	(162)
(Accretion) amortization of premiums and discounts on securities, net	(1)	2
Originations of loans held for sale	(2,337)	(1,210)
Proceeds from sale of loans held for sale	2,377	1,232
Realized gains on sales of loans	(40)	(22)
Amortization of ESOP	144	144
Realized losses (gain) on sales of other real estate and repossessed assets	12	(10)
Realized gains on available-for-sale securities	(31)	(27)
Amortization of mortgage servicing rights	10	13
Net change in accrued interest receivable and other assets	(99)	(469)
Net change in accrued expenses and other liabilities	(284)	(640)

Net cash provided by operating activities	3,596	2,544

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	27,348	7,612
Purchases	(38,997)	(6,023)
Proceeds from sale of available-for-sale securities	383	535
Securities held to maturity:
Maturities, prepayments and calls	215	120
Net change in loans	(10,591)	(3,512)
Mandatory redemption of Federal Home Loan Bank Stock	—	600
Purchases of premises and equipment	(1,063)	(285)
Proceeds from sale of other real estate and repossessed assets	710	562

Net cash used by investing activities	(21,995)	(391)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Financing Activities
Net change in deposits	$516	$9,839
Net change in short-term borrowings	5,146	3,388
Repayments of long-term borrowings	(132)	(211)
Treasury stock activity	—	14
Cash dividends paid on common stock	(1,451)	(1,290)

Net cash provided by financing activities	4,079	11,740

(Decrease) increase in Cash and Cash Equivalents	(14,320)	13,893
Cash and Cash Equivalents, Beginning of Period	39,164	23,474

Cash and Cash Equivalents, End of Period	$24,844	$37,367

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,753	$1,874

Federal income taxes paid	$605	$468

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$—	$234

Vesting of restricted stock	$39	$203

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2015, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2014 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Basic
Net income	$859	$718	$2,358	$1,918
Dividends on non-vested restricted stock	(14)	(14)	(42)	(42)
Net income allocated to stockholders	$845	$704	$2,316	$1,876
Weighted average common shares outstanding	4,860,742	4,857,652	4,856,308	4,841,235
Basic earnings per common share	$0.17	$0.14	$0.48	$0.38

Diluted
Net income allocated to stockholders	$845	$704	$2,316	$1,876
Weighted average common shares outstanding for basic earnings per common share	4,860,742	4,857,652	4,856,308	4,841,235
Add: Dilutive effects of assumed exercise of stock options and restricted stock	89,411	75,814	89,411	75,814
Average shares and dilutive potential common shares	4,950,153	4,933,466	4,945,719	4,917,049

Diluted earnings per common share	$0.17	$0.14	$0.47	$0.38

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at both September 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. Originally, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. In July 2015, the FASB extended the implementation date to December 15, 2017. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

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

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2015
U.S. government agencies	$27,000	$25	$(2)	$27,023
State and political subdivisions	3,587	36	––	3,623

	$30,587	$61	$(2)	$30,646

Available-for-sale Securities:
December 31, 2014:
U.S. government agencies	$14,443	$4	$(67)	$14,380
State and political subdivisions	4,841	105	––	4,946
Equity securities	4	18	––	22

	$19,288	$127	$(67)	$19,348

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2015:
State and political subdivisions	$235	$1	$––	$236

December 31, 2014:
State and political subdivisions	$450	$1	$––	$451

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$830	$833	$235	$236
One to five years	28,264	28,308	—	—
Five to ten years	1,493	1,505	––	––
After ten years	—	—	––	––

Totals	$30,587	$30,646	$235	$236

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $25.9 and $19.5 million at September 30, 2015 and December 31, 2014, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2015 and December 31, 2014, was $5.0 million and $7.1 million, which represented approximately 16.18% and 35.7%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

September 30, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$4,998	$(2)	$—	$—	$4,998	$(2)

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$1,141	$(2)	$5,935	$(65)	$7,076	$(67)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely the Company will be required or need to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014.

For the nine months ended September 30, 2015, proceeds from the sale of investment securities available-for-sale were $383,000, with gross realized gains of $31,000, and gross realized losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income. There were no investment sales for the three months ended September 30, 2015.

For the three and nine month periods ended September 30, 2014, proceeds from the sale of investment securities available-for-sale were $535,000, with gross realized gains of $27,000, and gross losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2015	2014
	(In thousands)

Commercial loans	$61,721	$52,286
Commercial real estate	163,222	158,314
Residential real estate	83,200	83,870
Installment loans	18,182	21,284

Total gross loans	326,325	315,754

Less allowance for loan losses	(2,727)	(2,400)

Total loans	$323,598	$313,354

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2015

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, July 1, 2015	$234	$771	$172	$276	$1,244	$2,697
Provision charged to expense	7	(28)	14	46	87	126
Losses charged off	––	—	(20)	(103)	––	(123)
Recoveries	—	4	7	16	––	27
Balance, September 30, 2015	$241	$747	$173	$235	$1,331	$2,727
Balance, January 1, 2015	$254	$1,116	$92	$147	$791	$2,400
Provision charged to expense	(39)	(380)	80	186	540	387
Losses charged off	—	—	(20)	(196)	––	(216)
Recoveries	26	11	21	98	––	156
Balance, September 30, 2015	$241	$747	$173	$235	$1,331	$2,727
Ending balance: individually evaluated for impairment	$84	$331	$––	$129	$––	$544
Ending balance: collectively evaluated for impairment	$157	$416	$173	$106	$1,331	$2,183

Loans:
Ending balance: individually evaluated for impairment	$96	$1,496	$––	$224	$––	$1,816
Ending balance: collectively evaluated for impairment	$61,625	$161,726	$83,200	$17,958	$––	$324,509

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2014

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, July 1, 2014	$472	$1,838	$91	$146	$585	$3,132
Provision charged to expense	24	(171)	47	93	232	225
Losses charged off	––	(205)	(48)	(107)	––	(360)
Recoveries	1	11	1	14	––	27
Balance, September 30, 2014	$497	$1,473	$91	$146	$817	$3,024
Balance, January 1, 2014	$412	$1,609	$90	$141	$642	$2,894
Provision charged to expense	107	45	116	214	175	657
Losses charged off	(25)	(205)	(119)	(285)	––	(634)
Recoveries	3	24	4	76	––	107
Balance, September 30, 2014	$497	$1,473	$91	$146	$817	$3,024
Ending balance: individually evaluated for impairment	$354	$989	$––	$––	$––	$1,343
Ending balance: collectively evaluated for impairment	$143	$484	$91	$146	$817	$1,681

Loans:
Ending balance: individually evaluated for impairment	$437	$5,441	$––	$––	$––	$5,878
Ending balance: collectively evaluated for impairment	$46,494	$153,760	$83,761	$22,851	$––	$306,866

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2014

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$92	$622	$––	$––	$––	$714
Ending balance: collectively evaluated for impairment	$162	$494	$92	$147	$791	$1,686

Loans:
Ending balance: individually evaluated for impairment	$112	$1,756	$––	$––	$––	$1,868
Ending balance: collectively evaluated for impairment	$52,174	$156,558	$83,870	$21,284	$––	$313,886

The following tables show the portfolio quality indicators.

	September 30, 2015
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$61,583	$157,863	$83,200	$17,941	$320,587
Special Mention	40	1,014	––	––	1,054
Substandard	98	4,345	––	241	4,684
Doubtful	––	––	––	––	––

	$61,721	$163,222	$83,200	$18,182	$326,325

	December 31, 2014
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$51,895	$151,535	$83,870	$21,284	$308,584
Special Mention	265	1,980	––	––	2,245
Substandard	126	4,799	––	––	4,925
Doubtful	––	––	––	––	––

	$52,286	$158,314	$83,870	$21,284	$315,754

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

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

Loan Portfolio Aging Analysis

As of September 30, 2015

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$200	$––	$––	$29	$229	$61,492	$61,721
Commercial real estate	137	40	131	404	712	162,510	163,222
Residential	1,068	79	––	869	2,016	81,184	83,200
Installment	172	30	––	247	449	17,733	18,182
Total	$1,577	$149	$131	$1,549	$3,406	$322,919	$326,325

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Loan Portfolio Aging Analysis

As of December 31, 2014

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$—	$––	$—	$46	$46	$52,240	$52,286
Commercial real estate	394	––	127	247	768	157,546	158,314
Residential	292	17	—	658	967	82,903	83,870
Installment	70	11	—	7	88	21,196	21,284
Total	$756	$28	$127	$958	$1,869	$313,885	$315,754

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Impaired Loans

	As of September 30, 2015			For the three months ended September 30, 2015		For the nine months ended September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$––	$—	$––	$—	$—
Commercial real estate	507	507	––	895	5	1,162	31
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	507	507	––	895	5	1,162	31
Loans with a specific valuation allowance:
Commercial	96	96	84	98	1	101	5
Commercial real estate	989	989	331	1,077	9	1,078	27
Residential	––	––	––	––	––	––	––
Installment	224	224	129	235	10	237	14
	1,309	1,309	544	1,410	20	1,416	46

Total:
Commercial	$96	$96	$84	$98	$1	$101	$5
Commercial real estate	$1,496	$1,496	$331	$1,972	$14	$2,240	$58
Residential	$––	$––	$––	$––	$––	$––	$––
Installment	$224	$224	$129	$235	$10	$237	$14

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Impaired Loans

	As of December 31, 2014			For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$7	$7	$––	$9	$––	$12	$1
Commercial real estate	794	1,144	––	1,786	59	1,809	73
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	801	1,151	––	1,795	59	1,821	74
Loans with a specific valuation allowance:
Commercial	105	105	92	407	19	417	23
Commercial real estate	962	962	622	3,751	76	3,823	197
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	1,067	1,067	714	4,158	95	4,240	220

Total:
Commercial	$112	$112	$92	$416	$19	$429	$24
Commercial real estate	$1,756	$2,106	$622	$5,537	$135	$5,632	$270
Residential	$––	$––	$––	$––	$––	$––	$––
Installment	$––	$––	$––	$––	$––	$––	$––

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

	Three Months ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	2	$40	$40
Commercial real estate	1	62	62
Residential	––	––	––
Installment	––	––	––

	Three Months ended September 30, 2015
	Interest Only	Term	Combination	Total Modification
		(In thousands)

Commercial	$––	$40	$––	$40
Commercial real estate	––	62	––	62
Residential	––	––	––	––
Consumer	––	––	––	––

	Nine Months ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	2	$40	$40
Commercial real estate	1	62	62
Residential	––	––	––
Installment	––	––	––

	Nine Months Ended September 30, 2015
	Interest Only	Term	Combination	Total Modification
		(In thousands)

Commercial	$––	$40	$––	$40
Commercial real estate	––	62	––	62
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

During the nine months ended September 30, 2015, troubled debt restructurings did not have an impact on the allowance for loan losses. During the nine the months ended September 30, 2014, troubled debt restructurings described above increased the allowance for loan losses by $90,000.

At September 30, 2015 and 2014 and for three and nine month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)

Service cost	$85	$74	$255	$222
Interest cost	48	35	144	105
Expected return on assets	(94)	(83)	(282)	(249)
Amortization of prior service cost and net loss	(12)	(15)	(36)	(45)

Pension expense	$27	$11	$81	$33

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)

Commercial loans unused lines of credit	$14,738	$13,950
Commitment to originate loans	8,173	9,228
Consumer open end lines of credit	36,218	35,604
Standby letters of credit	1,058	220

Note 6:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)

Net unrealized gain on securities available-for-sale	$59	$60
Net unrealized gain for funded status of defined benefit plan liability	25	25

	84	85
Tax effect	27	28

Net-of-tax amount	$57	$57

Note 7:	Fair Value Measurements

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
U.S. government agencies	$27,023	$––	$27,023	$––
State and political subdivisions	3,623	––	3,623	––

December 31, 2014
U.S. government agencies	$14,380	$––	$14,380	$––
State and political subdivisions	4,946	––	4,946	––
Equity securities	22	22	––	––

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

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

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
Collateral dependent impaired loans	$766	$––	$––	$766
Foreclosed assets held for sale	253	––	––	253

December 31, 2014
Collateral dependent impaired loans	$301	$––	$––	$301
Foreclosed assets held for sale	991	––	––	991

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 9/30/15	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$766	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	253	Market comparable properties	Marketability discount	10% – 15%

	Fair Value at 12/31/14	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$301	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	991	Market comparable properties	Marketability discount	10% – 15%

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

There were no significant changes in the valuation techniques used during 2015.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015

Financial assets

Cash and cash equivalents	$24,844	$24,844	$––	$––
Held-to-maturity securities	235	––	236	––
Loans, net of allowance	323,598	––	––	321,027
Federal Home Loan Bank stock	4,210	––	4,210	––
Accrued interest receivable	787	––	787	––

Financial liabilities
Deposits	323,197	––	310,493	––
Short term borrowings	10,244	––	10,244	––
Federal Home Loan Bank Advances	26,587	––	27,709	––
Subordinated debentures	4,124	––	3,962	––
Interest payable	123	––	123	––

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2015 and December 31, 2014.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At September 30, 2015 and December 31, 2014, repurchase agreement borrowings totaled $10,244,000 and $5,098,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Remaining Contractual Maturity of the Agreement

(In thousands)

September 30, 2015	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$10,503	$––	$––	$––	$10,503
State and political subdivisions	1,503	––	––	––	1,503

Total	$12,006	$––	$––	$––	$12,006

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $12.0 million at September 30, 2015. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.
ITEM 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2015, as compared to December 31, 2014, and the results of operations for the three and nine months ended September 30, 2015, compared to the same period in 2014. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP), headquartered in Martins Ferry, Ohio reported diluted earnings per share of $0.47 for the nine months ended September 30, 2015 compared to $0.38 for the nine months ended September 30, 2014, an increase of 24%. This growth in earnings can be attributed to several factors which are explained below in detail. The Company’s diluted earnings per share for the three months ended September 30, 2015 increased 21% to $0.17 from $0.14 for the three months ended September 30, 2014.

The increase in the Company’s earnings is reflective of the growth in loan related earning assets for the Company, especially over the past quarter. The Company’s net interest margin decreased slightly for the first nine months of 2015 to a level of 3.68% compared to 3.86% for the same period in 2014. This decrease in the net interest margin is attributed to the Company having a higher level of investment securities for the nine months ended September 30, 2015 as compared to the same period in 2014. Even though the yield on these short-duration securities had somewhat of a dilutive impact on the net interest margin, the increased position in these securities helped keep the Company’s level of investment income relatively stable. In addition, the net interest margin was impacted by the downward repricing of the loan portfolio in this extended low rate environment. Period-over-period, the Company’s average loans increased $1.9 million while gross loans increased by $13.6 million, or 4.34%, which helped to stabilize the interest income on loans. The Company maintained its funds management policy by keeping the majority of its surplus funding in very liquid, lower-yielding excess reserves at the Federal Reserve, which totaled $32.6 million on an average basis for the nine months ended September 30, 2015, and resisting the temptation of extending the duration of its investment portfolio to achieve higher investment yields; although, investment in shorter-duration securities accelerated for the year as previously mentioned. As a result, the average securities and other restricted stock balance increased by $8.5 million to a level of $38.3 million at quarter-end. On a year-over-year basis, the Company’s credit quality has not changed significantly as nonaccrual loans marginally increased by $187,000 to a level of $1.5 million or 0.47% of total loans. For the nine months ended September 30, 2015, the Company actually recorded a net loan recovery of $44,000 as compared to having a net charge off of $405,000 for the nine months ended September 30, 2014. With the net recovery position in 2015, the Company decreased the provision for loan losses by $270,000 year-over-year. The overall total allowance for loan losses to total loans was 0.84% resulting in a total allowance for loan losses to nonperforming loans of 176.08% at September 30, 2015 compared to 0.97% and 221.92% respectively at September 30, 2014. With this continued trend of improving credit quality and strong coverage, the Company projects a further reduction of its provision for loan losses which should have a positive impact on future earnings.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

On the liability-side of the balance sheet, the Company continued to see a positive return on its strategy of attracting additional customers into lower-cost funding accounts while allowing higher-cost funding to run off. Year-over-year, low-cost funding, consisting of demand and savings deposits, increased by $12.1 million while higher-cost time deposit balances decreased by over $9.4 million, helping to reduce the overall interest expense of the Company. The Company continued to see the positive impact of attracting a higher number of active transaction accounts which resulted in service charges on deposit accounts increasing by $89,000, or 4.32%, on a year-over-year basis as of September 30, 2015. It is projected that this trend will continue even with the Government mandated regulations relating to the Dodd-Frank Act being more fully implemented. The heightened implementation of this legislation may potentially have a limiting effect on the level of revenue realized per account which should be offset by the Company’s focus on attracting a higher number of transaction accounts that can generate fee-based income. Lastly, the Company was able to further reduce its level of noninterest expense or overhead. As of September 30, 2015, noninterest expense decreased on a year-over-year basis by $609,000 or 6.07%. A portion of this cost savings is attributed to a pre-tax impairment charge of $162,000 on foreclosed real estate that was realized in the first quarter of 2014. Even without consideration of this impairment charge, noninterest expense still decreased $447,000. As previously announced, the Company’s office consolidation in its Glouster, Ohio marketplace was completed late in the first quarter of this year and has lead to additional cost savings which should help to further contain noninterest expense in future periods. Our goal is to control our level of noninterest expense while continuing to build and strengthen our operational foundation which should lead to future growth, higher levels of operating income and, ultimately, a higher level of performance. Over the next 24 months, it is projected that the Company’s interest expense will be positively impacted by the repricing of $26 million in fixed-rate advances with the Federal Home Loan Bank (”FHLB”) that are set to mature. The average cost of these advances is 3.66% and, given the current interest rate environment, the Company will either pay off these advances with its current liquidity or replace the advances at a substantial savings to interest expense. In May 2016, a $6.0 million FHLB advance matures at a rate of 3.28%. If this advance is replaced with short term floating rate debt at a current rate of 25 basis points, the Company will save approximately $197,000 annually in interest expense beginning in May 2016. In addition, the Company’s $4.1 million subordinated debenture is set to reprice January 1, 2016 from a fixed rate of 6.25% to a variable rate based on the three-month LIBOR plus a margin of 1.35%. With three-month LIBOR currently priced at approximately 32 basis points, the Company’s rate on its debenture would decrease approximately 4.55%. This would save approximately $182,000 in interest expense annually beginning January 1, 2016. With our continued focus of shifting lower-yielding liquid assets into higher-yielding quality loans, growing service charge income on deposit accounts, controlling of our noninterest expense, reducing our interest expense in 2016 and the potential lowering of our loan loss provision even further, we are projecting continued improvement in our earnings for 2015 and into 2016.

The results that we are seeing today are reflective of the somewhat conservative posturing that we undertook in recent years to protect both our capital base and earnings stream. Most of these recent earnings improvements have come from process changes and product enhancements that have been undertaken in recent years which have led to operational efficiencies that have lowered our non-interest expense levels while driving higher levels of fee based revenue for our Company. We are pleased with the results that we are now seeing and will continue to look for additional opportunities in these key areas as we have done this year with the office consolidation that we completed in the late first quarter in our Glouster, Ohio market and other internal process enhancements that continue to help our organization become more operationally efficient and produce higher levels of quality earnings. Such opportunities have led to our Company decreasing our federal tax equivalent employee count by 4.5% year-over-year while still serving our customer base at a high level and building profitable relationships as demonstrated by our continued growth in fee based revenue. Being a very well capitalized Bank in today’s environment will allow us to enhance our focus in the coming quarters by further implementing a growth strategy that was initiated late in the second quarter of this current year which exclusively focusses on driving the loan volumes of our company. This strategy, which entails adding additional origination personnel to our commercial and residential lending platforms and enhancing the lending programs that our Company offers, should generate higher levels of interest and fee based revenue in the coming quarters. We have begun to see the results of this initiative with our gross loans increasing by $13.6 million year-over-year. In looking at our linked quarter gross loan growth, gross loans were up by $14.4 million or 18.5% on a forward basis. We strongly anticipate that this newly initiated revenue enhancement strategy, along with the aforementioned downward pricing of a large portion of our borrowed funds base, should help enhance the overall operating income that our Company generates over the course of the next twenty-four months and drive earnings growth that is similar to what we have seen in recent quarters. Our Company is beginning to be rewarded by the markets for this level of performance as we have seen the market value of our stock increase from $8.07 at year-end to $9.07 at the most recent quarter-end, an increase of 12.39%. We believe with our Company’s present price-to-earnings multiple and projected direction of earnings that our stock can continue to trade at higher market valuations in the near term. Our number one focus continues to be protecting and growing our shareholders investment in our Company through sound and profitable operations and strategic growth. In addition to driving the market value appreciation of our shareholders ownership, we will continue striving to reward our owners by paying a solid cash dividend which increased 12.39% on a year-over-year basis and is presently yielding 4.00%. At this level, our Company’s cash dividend is yielding nearly twice that of the average bank in our country. Overall, we are very pleased with the present operating performance of our Company and the direction that we are going.

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

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2015, gross loans were $326.3 million, compared to $315.8 million at December 31, 2014, an increase of $10.6 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $14.3 million increase in commercial and commercial real estate loans a $670,000 decrease in residential loans and a $3.1 million decrease in installment loans since December 31, 2014.

Commercial and commercial real estate loans comprised 68.9% of total loans at September 30, 2015, compared to 66.7% at December 31, 2014. Commercial and commercial real estate loans have increased $14.3 million, or 6.8% since December 31, 2014. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the state of Ohio.

Residential real estate loans were 25.5% of total loans at September 30, 2015 and 26.6% at December 31, 2014, representing a decrease of $670,000, or less than 1.0% since December 31, 2014. As of September 30, 2015, the Bank has approximately $7.7 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $10.7 million at December 31, 2014. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At September 30, 2015, the Company did not hold any loans for sale.

Installment loans represented 5.6% of total loans at September 30, 2015 and 6.7% at December 31, 2014. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $3.1 million, or 14.6%, since December 31, 2014. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations. The strategic direction of the Company is not to grow installment based loans at this time.

The allowance for loan losses totaled $2.7 million at September 30, 2015, which represented 0.84% of total loans, and $2.4 million at December 31, 2014, or 0.76% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2014 were approximately $527,000 Net loans charged off decreased approximately $467,000 for the nine months ended September 30, 2015 as compared to the same period in 2014.

United Bancorp, Inc.
ITEM 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale and held-to-maturity at September 30, 2015 increased approximately $11.3 million from December 31, 2014 totals. The Company has invested in shorter duration securities to reinvest liquid funds.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2015, total core deposits increased approximately $2.0 million, or less than 1.0%. The Company’s savings accounts increased $3.6 million or 5.0% from December 31, 2014 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $3.7 million or 2.0% while certificates of deposit under $100,000 decreased by $1.5 million, or 9.0%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2015, certificates of deposit greater than $100,000 decreased $1.3 million or 7.6%, from December 31, 2014 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $5.1 million from December 31, 2014 totals.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Net Income

For the nine months ended September 30, 2015 the Company reported net earnings of $2,358,000, compared to $1,918,000 for the nine months ended September 30, 2014. On a per share basis, the Company’s diluted earnings were $0.48 for the nine months ended September 30, 2015, as compared to $0.38 for the nine months ended September 30, 2014.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income decreased 2.2%, or $229,000 for the nine months ended September 30, 2015 compared to the same period in 2014. Not wanting to take undue interest rate risk, we are keeping our liquidity in short term low yielding funds as Cash and due from Bank. With a 25 basis point return, this has impacted our 2015 earnings.

Provision for Loan Losses

Non-accrual loans were up $591,000 to a level of $1.5 million as of September 30, 2015. Although non-accrual loans increased, the level of risk in loss exposure has decreased since December 31, 2014. Net loans charged off were $60,000 or 0.02% of average loans. The Company decreased the provision for loan losses which was $387,000 for the nine months ended September 30, 2015 compared to $657,000 for the nine months ended September 30, 2014, a decrease of $270,000 or 41.1%.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

A positive effect of attracting a higher level of transaction accounts was the Company’s service charges on deposit accounts increased by $89,000 for the nine months ended September 30, 2015 as compared to the same period in 2014. The Company’s continues its focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense decreased on a year-over-year basis by $610,000 or 6.1%. Salaries and employee benefit expense decreased $148,000, or 3.0%, for the nine month period ended September 30, 2015, compared to the same period in 2014. Provision for losses on foreclosed real estate decreased $124,000 for the nine months ended September 30, 2015 as compared to the same period in 2014. Net occupancy decreased $45,000, or 2.9% for the nine months ended September 30, 2015, compared to the same period in 2014.

Federal Income Taxes

The provision for federal income taxes was $967,000 for the nine months ended September 30, 2015, an increase of $307,000 compared to the same period in 2014. The effective tax rate was 29.1% and 25.6% for the nine months ended September 30, 2015 and 2014, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Net Income

For the three months ended September 30, 2015 the Company reported net earnings of $859,000, compared to $718,000 for the three months ended September 30, 2014. On a per share basis, the Company’s diluted earnings were $0.17 for the three months ended September 30, 2015, as compared to $0.14 for the three months ended September 30, 2014.

Net Interest Income

Net interest income increased less than 1.0%, or $20,000 for the three months ended September 30, 2015 compared to the same period in 2014.

Provision for Loan Losses

The provision for loan losses was $126,000 for the three months ended September 30, 2015, compared to $225,000 for the same period in 2014. As previously discussed, the decrease in the provision for loan losses was primarily due to the overall improvement in the Company’s credit quality.

Noninterest Income

As previously mentioned attracting a higher level of transaction accounts has a positive impact on noninterest income. The Company’s service charges on deposit accounts, a component of non interest income increased by $8,000 for the three months ended September 30, 2015 as compared to the same period in 2014. It is projected this trend will continue as the Company has focused on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

Noninterest expense was $3,182,000 for the three months ended September 30, 2015 a decrease of $74,000, compared to the three months ended September 30, 2014. Salaries and employee benefit expense decreased $56,000, or 3.4%, for the three month period ended September 30, 2015, compared to the same period in 2014. Provision for losses on foreclosed real estate increased $38,000 for the three months ended September 30, 2015 as compared to the same period in 2014. Net occupancy decreased $21,000, or 4.3% for the three months ended September 30, 2015, compared to the same period in 2014.

Federal Income Taxes

The provision for federal income taxes was $360,000 for the three months ended September 30, 2015, an increase of $64,000 compared to the same period in 2014. The effective tax rate was 29.5% and 29.2% for the three months ended September 30, 2015 and 2014, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $41.6 million at September 30, 2015 compared to $40.4 million at December 31, 2014, a $1.2 million increase. Total average stockholders’ equity in relation to total average assets was 10.18% at September 30, 2015 and 9.63% at December 31, 2014. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

As of September 30, 2015, the Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.89%
Tier 1 capital ratio	14.16%
Total capital ratio	15.02%
Leverage ratio	10.91%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2014, filed on March 15, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 7/1/2015 to 7/31/2015	––	––	––	––
Month #2 8/1/2015 to 8/31/2015	––	––	––	––
Month #3 9/1/2015 to 9/30/2015	––	––	––	––

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

/s/United Bancorp, Inc.

Date: November 16, 2015	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 16, 2015	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014.

