Form 10-K
period 2015-12-31
UNITED BANCORP INC /OH/
filed 2016-03-16
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☒.  No ☐.

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

Yes ☐ No ☒

As of June 30, 2015 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $39,750,367 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,379,560 common shares outstanding as of March 6, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 20, 2016 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2015 are incorporated by reference into Parts I and II.

PART I

Item 1	Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. At December 31, 2015 the Company has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (Citizens, or the Bank). The Bank operates two divisions for marketing purposes, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.

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

Regulatory Agencies

The Company is a registered bank holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal ReserveFederal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended.

Citizens is an Ohio chartered commercial bank. It is subject to regulation and examination by both the Ohio Division of Financial Institutions (the “ODFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Holding Company Regulation

As a holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the "Act"). The Company is required to file with the Federal ReserveFederal Reserve on quarterly basis information pursuant to the Act. The Federal ReserveFederal Reserve may conduct examinations or inspections of the Company and Citizens.

The Company is required to obtain prior approval from the Federal ReserveFederal Reserve for the acquisition of more than five percent of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Company is generally prohibited by the Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, subject to certain prior approval requirements of the Federal ReserveFederal Reserve, engage in, or acquire shares of companies engaged in activities which are deemed by the Federal Reserve by order or by regulation to be financial in nature or closely related to banking.

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

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve has determined to be closely related to banking. No Federal Reserve approval is required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. Prior Federal Reserve approval is required before the Company may acquire the beneficial ownership or control of more than five percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company is not a financial holding company and has no current intention of making such an election.

Control Acquisitions. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of the Company unless the Federal Reserve has been notified and has not objected to the transaction. The acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, is rebuttably presumed to constitute the acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve under the Federal Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Liability for Banking Subsidiaries. Under the current Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support the Bank. This support may be required at times when the Company may not have the resources to provide it. In the event of the Company's bankruptcy, any commitment to a U.S. federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Regulatory Capital Requirements The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2015 and 2014 are summarized in the table included in Note 15 to the consolidated financial statements.

Beginning in 2015, the Company and Bank were required to measure capital adequacy using Basel III accounting. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules will be overseen by the Federal Reserve, the FDIC and the OCC. Reporting under the new rules began with the March 2015 quarterly regulatory filings.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2015 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Fiscal and Monetary Policies. Citizens’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Citizens is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve have a material effect on the earnings of Citizens.

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

Employees

The Company itself, as a holding company, has no compensated employees. Citizens has 111 full time employees, with 35 of these serving in a management capacity, and 29 part time employees.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 21 and 22 of our 2015 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

8

	2013
(Dollars In thousands)		Interest
	Average	Income/	Yield/
	Balance	Expense	Rate
Assets
Interest-earning assets
Loans	$297,821	16,033	5.38%
Taxable securities - AFS	21,401	274	1.28
Tax-exempt securities - AFS	7,739	456	5.89
Tax-exempt securities - HTM	2,176	136	6.27
Federal funds sold	50,890	117	0.23
FHLB stock and other	4,814	204	4.24
Total interest-earning assets	384,841	17,220	4.47

Noninterest-earning assets
Cash and due from banks	7,275
Premises and equipment (net)	10,864
Other nonearning assets	17,533
Less: allowance for loan losses	(3,125)
Total noninterest-earning assets	32,547
Total assets	417,388

Liabilities & stockholders' equity
Interest-bearing liabilities
Demand deposits	$105,551	$104	0.10%
Savings deposits	67,718	31	0.05
Time deposits	88,759	1,437	1.62
FHLB advances	30,629	1,193	3.90
Trust preferred debentures	4,000	250	6.25
Repurchase agreements	11,328	14	0.12
Total interest-bearing liabilities	307,985	3,029	0.98

Noninterest-bearing liabilities
Demand deposits	67,928
Other liabilities	4,265
Total noninterest-bearing liabilities	72,193
Total liabilities	380,178
Total stockholders' equity	37,210
Total liabilities & stockholders’ equity	$417,388
Net interest income		$14,191
Net interest spread			3.88%

Net yield on interest-earning assets			3.70%

• For purposes of this schedule, nonaccrual loans are included in loans.

• Fees collected on loans are included in interest on loans.

II	Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
	(In thousands)
Available for sale (at fair value)
U. S. Government agencies	$31,961	$14,380	$20,151
State and political subdivisions	2,662	4,946	6,387
Equity	—	22	26

	$34,623	$19,348	$26,564
Held to maturity (at cost)
State and political subdivisions	$—	$450	$955

10

B	Contractual maturities of securities at year-end 2015 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
		(dollars in thousands)
Available for Sale

US Government agencies
1 – 5 Years	32,000	31,961	1.03%

Total	32,000	31,961	1.03%

State and political subdivisions
Under 1 Year	624	632	6.69%
1 - 5 Years	1,014	1,028	6.02%
5 - 10 Years	999	1,002	6.03%

Total	2,637	2,662	6.18%

Total securities available for sale	$34,637	$34,623	1.42%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2015.

III Loan Portfolio

A	Types of Loans

The amounts of gross loans outstanding at December 31, 2015, 2014, 2013, 2012 and 2011 are shown in the following table according to types of loans:

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)

Commercial loans	$67,247	$52,286	$55,136	$47,130	$35,387
Commercial real estate loans	163,459	158,314	144,972	144,144	148,052
Residential real estate loans	81,498	83,870	82,832	73,623	61,765
Installment loans	17,459	21,284	26,562	31,585	39,243

Total loans	$329,663	$315,754	$309,502	$296,482	$284,447

Construction loans were not significant at any date indicated above.

B	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2015 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$7,777	$40,295	$19,175	$67,247
Commercial real estate loans	3,020	9,462	150,977	163,459

Total	$10,797	$49,757	$170,152	$230,706

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2015 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$38,317	$21,153	$59,470
Commercial real estate loans	5,064	155,375	160,439

Total	$43,381	$176,528	$219,909

Variable rate loans are those loans with floating or adjustable interest rates.

C	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, and impaired loans at December 31, 2015, 2014, 2013, 2012 and 2011:

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)

Nonaccrual basis	$1,044	$958	$2,880	$3,260	$4,855
Accruing loans 90 days or greater past due	132	127	189	84	85
Impaired loans	1,410	1,868	6,330	6,958	8,891
Impaired loan with related allowance for unconfirmed losses	822	1,067	5,306	5,051	6,554
Impaired loan without related allowance for unconfirmed losses	588	801	1,024	1,907	2,337
Troubled debt restructings	102	155	3,243	854	466

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $221,000 for the year ended December 31, 2015.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

2.	Potential Problem Loans

The Company had no potential problem loans as of December 31, 2015 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13,14,15 and 16 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2015 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	2015	2014	2013	2012	2011
	(In thousands)
Loans
Gross loans outstanding	$329,663	$315,754	$309,502	$296,482	$284,447
Average loans outstanding	$318,337	$313,691	$297,821	$282,735	$278,719

Allowance for Loan Losses
Balance at beginning of year	$2,400	$2,894	$2,708	$2,921	$2,740
Loan charge-offs:
Commercial	117	337	645	67	616
Commercial real estate	152	555	130	1,166	758
Residential real estate	42	235	59	90	261
Installment	400	388	399	310	489
Total loan charge-offs	711	1,515	1,233	1,633	2,124

Loan recoveries
Commercial	27	4	2	90	25
Commercial real estate	15	35	14	9	54
Residential real estate	42	8	5	4	28
Installment	111	86	157	189	230
Total loan recoveries	195	133	178	292	337

Net loan charge-offs	516	1,382	1,055	1,341	1,787

Provision for loan losses	553	888	1,241	1,128	1,968

Balance at end of year	$2,437	$2,400	$2,894	$2,708	$2,921

Ratio of net charge-offs to average loans outstanding for the year	0.16%	0.44%	0.35%	0.47%	0.64%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2015, 2014, 2013, 2012 and 2011. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2015		2014		2013		2012		2011
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$184	20.40%	$254	16.56%	$412	17.82%	$598	15.90%	$183	12.44%
Commercial real estate	597	49.58%	1,116	50.14%	1,609	46.84%	1,347	48.62%	2,321	52.05%
Residential real estate	170	24.72%	92	26.56%	90	26.76%	116	24.83%	95	21.71%
Installment	113	5.30%	147	6.74%	141	8.58%	200	10.65%	235	13.80%
General	1,373	N/A	791	N/A	642	N/A	447	N/A	87	N/A

Total	$2,437	100.00%	$2,400	100.00%	$2,894	100.00%	$2,708	100.00%	$2,921	100.00%

V	Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis” on pages 21 and 22 of our 2015 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

B	Maturity analysis of time deposits greater than $100,000.

At December 31, 2015, the time to remaining maturity for time deposits in excess of $100,000 was:

2015
(In thousands)

Three months or less	$1,456
Over three through six months	1,468
Over six through twelve months	4,729
Over twelve months	6,593

Total	$14,246

VI	Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2015	2014	2013

Dividend Payout Ratio	56.92%	61.11%	54.72%
Equity to Assets	10.31%	10.05%	9.99%

For other ratios refer to the inside front cover of our 2015 Annual Report to Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference.

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2015	2014	2013
	(Dollars in thousands)

Balance at December 31,	$5,691	$5,098	$5,746
Weighted average interest rate at December 31	0.12%	0.12%	0.12%
Average daily balance during the year	$9,769	$7,797	$11,328
Average interest rate during the year	0.12%	0.12%	0.12%
Maximum month-end balance during the year	$12,934	$9,589	$15,141

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

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

Scott Everson	48	President and Chief Executive Officer

Matthew F. Branstetter	48	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	52	Senior Vice President, Chief Financial Officer, Secretary /Treasurer

Chad S. Smith	44	Vice President – Chief Human Resource Officer

Elmer K. Leeper	49	Vice President – Chief Retail Banking Offier

Michael A. Lloyd	47	Vice President – Chief Information Officer

Lisa A. Basinger	55	Corporate Secretary

Each individual has held the position noted during the past five years, except for the following:

Scott Everson	48	President and Chief Executive Officer

Chad S. Smith	44	Vice President – Chief Human Resource Officer

Lisa A. Basinger	55	Corporate Secretary

Each of these Executive Officers is serving at-will in their current positions. Michael Lloyd, 13 years, Randall M. Greenwood, 18 years and Elmer K. Leeper, 10 years.

Item 1A Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B Unresolved Staff Comments

None.

Item 2    Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Location	Owned or Leased	Location	Owned or Leased

Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Amesville, Ohio	Owned
St. Clairsville, Ohio	Owned	Nelsonville, Ohio	Owned
Dover, Ohio	Owned	Lancaster, Ohio	Owned
Dellroy, Ohio	Owned	Lancaster, Ohio	Owned
New Philadelphia, Ohio	Owned
Strasburg, Ohio	Owned
Tiltonsville, Ohio	Owned
Dillonvale, Ohio	Leased
St. Clairsville, Ohio	Owned

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

PART II

Item 5    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 7, “Shareholder Information” of the 2015 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 39, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2015 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which are incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2014 to 10/31/2014	-	-	-	-
Month #2 11/1/2014 to 11/30/2014	-	-	-	-
Month #3 12/1/2014 to 12/31/2014	2,107	$9.23	-	-
Total	-	-	-	-

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

Item 6    Selected Consolidated Financial Data

Refer to inside front cover, “Decade of Progress” of the 2015 Annual Report To Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference.

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 12-18 and 21-24, “Management’s Discussion and Analysis” of the 2015 Annual Report To Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference.

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

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

Refer to Page 18-19 “Asset/Liability Management and Sensitivity to Market Risks” of the 2015 Annual Report to Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference

Item 8    Financial Statements and Supplementary Data

Refer to the 2015 Annual Report To Shareholders filed herewith as Exhibit 13, which is incorporated herein by reference.

Item 9    Changes In and Disagreements with Accountants

Not applicable.

Item 9A    Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company's principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2015, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31,2015. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B    Other Information

None.

PART III

Item 10  Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board – Nominating and Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders under the caption “Corporate Governance and Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

Item 11  Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	140,000	$8.39	315,000
Equity compensation plans not approved by security holders

Total	140,000	$8.39	315,000

Item 13  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

Item 15  Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 85 of the United Bancorp, Inc. 2015 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2015 and 2014

Consolidated Statements of Income

Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	Randall M. Greenwood Change in Control agreement (3)

10.2	Scott A. Everson Change in Control Agreement (3)

10.3	Elmer K. Leeper Change in Control Agreement (3)

10.4	Matthew F. Branstetter Change in Control Agreement (3)

10.5	Michael A. Lloyd Change in Control Agreement (3)

10.6	United Bancorp, Inc. Stock Option Plan (4)

10.7	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Glessner, Hoopingarner, Jones, McGehee, Riesbeck and Thomas. (5)

10.8	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd. (3)

10.9	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan. (9)

10.10	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.11	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.12	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.13	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2015 Annual Report

21	Subsidiaries of the Registrant (5)

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2014

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

(9)	Incorporated by reference to Exhibit 10.10 to the registant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/ Scott A. Everson	March 16, 2016
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott A. Everson	March 16, 2016
Scott A. Everson, President & Chief Executive Officer

By:	/s/ Randall M. Greenwood	March 16, 2016
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/ Terry A. McGhee	March 16, 2016
Terry A. McGhee, Director

By:	/s/ Gary W. Glessner	March 16, 2016
Gary W. Glessner, Director

By:	/s/ John M. Hoopingarner	March 16, 2016
John M. Hoopingarner, Director

By:	/s/ Richard L. Riesbeck	March 16, 2016
Richard L. Riesbeck, Director

Exhibit Number	Exhibit Description

13	2015 Annual Report

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

