Form 10-Q
period 2016-03-31
UNITED BANCORP INC /OH/
filed 2016-05-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-16540

UNITED BANCORP, INC.

 (Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 2, 2016, 5,385,304 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

2

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and due from banks	$5,577	$4,954
Interest-bearing demand deposits	12,665	7,747
Cash and cash equivalents	18,242	12,701
Available-for-sale securities	29,670	34,623
Loans, net of allowance for loan losses of $2,375 and $2,437 at March 31, 2016 and December 31, 2015, respectively	333,089	327,226
Premises and equipment	10,844	10,446
Federal Home Loan Bank stock	4,210	4,210
Foreclosed assets held for sale, net	326	357
Accrued interest receivable	834	803
Deferred income taxes	505	521
Bank-owned life insurance	11,595	11,509
Other assets	3,146	2,728
Total assets	$412,461	$405,124

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$188,752	$188,328
Savings	80,046	77,672
Time	55,834	57,622
Total deposits	324,632	323,622
Short-term borrowings	12,157	5,691
Federal Home Loan Bank advances	26,490	26,530
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	3,136	3,661
Total liabilities	370,539	363,628
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2016 –5,385,304 shares, 2015 – 5,385,304 shares	5,385	5,385
Additional paid-in capital	18,185	18,245
Retained earnings	21,749	21,443
Stock held by deferred compensation plan; 2016 –223,542 shares, 2015 – 235,923 shares	(1,986)	(2,079)
Unearned ESOP compensation	(1,215)	(1,271)
Accumulated other comprehensive loss	(150)	(181)
Treasury stock, at cost
2016 –5,744 shares, 2015 – 5,744 shares	(46)	(46)
Total stockholders’ equity	41,922	41,496
Total liabilities and stockholders’ equity	$412,461	$405,124

See Notes to Condensed Consolidated Financial Statements	3

United Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

	2016	2015
Interest and Dividend Income
Loans, including fees	$3,880	$3,682
Securities
Taxable	81	64
Non-taxable	27	47
Federal funds sold	7	17
Dividends on Federal Home Loan Bank and other stock	43	49
Total interest and dividend income	4,038	3,859

Interest Expense
Deposits	201	265
Borrowings	274	316
Total interest expense	475	581
Net Interest Income	3,563	3,278
Provision for Loan Losses	71	116
Net Interest Income After Provision for Loan Losses	3,492	3,162
Noninterest Income
Service charges on deposit accounts	633	699
Realized gains on sales of securities	—	20
Realized gains on sales of loans	16	11
Other income	218	212
Total noninterest income	867	942
Noninterest Expense
Salaries and employee benefits	1,650	1,595
Occupancy and equipment	448	491
Professional services	199	191
FDIC insurance	63	63
Insurance	50	67
Franchise and other taxes	84	67
Advertising	85	84
Stationery and office supplies	29	45
Amortization of intangibles	—	30
Other expenses	533	501
Total noninterest expense	3,141	3,134
Income Before Federal Income Taxes	1,218	970
Provision for Federal Income Taxes	373	276
Net Income	$845	$694
Basic Earnings Per Share	$0.17	$0.14
Diluted Earnings Per Share	$0.17	$0.14
Dividends Per Share	$0.10	$0.09

See Notes to Condensed Consolidated Financial Statements	4

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	2016	2015

Net Income	$845	$694

Other comprehensive income(loss), net of related tax effects:

Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of tax of $(7) in 2015	—	(13)

Unrealized holding gain on securities during the period, net of tax taxes of $15 and $13 in 2016 and 2015, respectively	45	37

Comprehensive Income	$890	$718

See Notes to Condensed Consolidated Financial Statements	5

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	2016	2015
Operating Activities
Net income	$845	$694
Items not requiring (providing) cash
Depreciation and amortization	192	232
Amortization of intangible asset	—	30
Provision for loan losses	71	116
Gain on sale of available-for-sale securities	—	(20)
Gain on sale of loans	(16)	(11)
Increase in value of bank-owned life insurance	(86)	(83)
Amortization of mortgage servicing rights	3	3
Originations of loans held for sale	(805)	(741)
Proceeds from sale of loans held for sale	821	752
Loss on sale of foreclosed assets	10	—
Expense related to share-based compensation plans and ESOP	88	100
Net change in accrued interest receivable and other assets	(31)	(90)
Net change in accrued expenses and other liabilities	(963)	(519)

Net cash provided by operating activities	129	463

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	8,000	4,718
Purchases	(3,000)	(22,999)
Proceeds from maturity of held-to-maturity securities	—	215
Proceeds from sale of available-for-sale securities	—	370
Net change in loans	(5,966)	3,261
Proceeds from sale of foreclosed assets	70	—
Purchases of premises and equipment	(590)	(773)

Net cash used in investing activities	(1,486)	(15,208)

See Notes to Condensed Consolidated Financial Statements	6

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the Three Months Ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	2016	2015
Financing Activities
Net change in deposits	$1,010	$8,320
Net change in short-term borrowings	6,466	7,015
Net change in long-term debt	(40)	(41)
Cash dividends paid	(538)	(483)

Net cash provided by financing activities	6,898	14,811

Increase in Cash and Cash Equivalents	5,541	66

Cash and Cash Equivalents, Beginning of Period	12,701	39,164

Cash and Cash Equivalents, End of Period	$18,242	$39,230

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$477	$583

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Vesting of restricted stock	$—	$39

See Notes to Condensed Consolidated Financial Statements	7

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

Note 1:       Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2016, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2015 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

For the Three Months Ended March 31, 2016 and 2015

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

For the Three Months Ended March 31, 2016 and 2015

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

For the Three Months Ended March 31, 2016 and 2015

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

For the Three Months Ended March 31, 2016 and 2015

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended March 31,
	2016	2015
	(In thousands, except share and per share data)
Basic
Net income	$845	$694
Dividends on non-vested restricted stock	(14)	(14)
Net earnings allocated to stockholders	$831	$680
Weighted average common shares outstanding	4,873,145	4,853,349

Basic earnings per common share	$0.17	$0.14

Diluted
Net earnings allocated to stockholders	$831	$680

Weighted average common shares outstanding for basic earnings per common share	4,873,145	4,853,349

Add: Dilutive effects of assumed exercise of stock options and restricted stock	92,926	85,240

Average shares and dilutive potential common shares	4,966,071	4,938,589

Diluted earnings per common share	$0.17	$0.14

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at March 31, 2015, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. There were no options outstanding at March 31, 2016.

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2012.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. Originally, the amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. In July 2015, the FASB extended the implementation date to annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

On February 25, 2016, the Financial Accounting Standard Board (FASB) issued an Accounting Standards Update (ASU) intended to improve financial reporting about leasing transactions. This ASU affects all companies and other organization that lease assets such as real estate, airplanes, and manufacturing equipment.

Under the current accounting model, an organization applies a classification test to determine the accounting for the lease arrangement:

(a)	Some leases are classified as capital where by the lessee would recognize lease assets and liabilities on the balance sheet.

(b)	Other leases are classified as operating leases whereby the lessee would not recognize lease assets and liabilities on the balance sheet.

Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.

However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet.

For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Thus, for a calendar year company, it would be effective January 1, 2019. The Company is currently evaluating the effects of this ASU on its financial statements and disclosures, if any.

ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"

ASU No. 2016-09 was issued in March 2016 and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU No. 2016-09 is not expected to have a material impact on Company’s results of operations or financial position.

ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

ASU No. 2016-01 was issued in January 2016 and applies to all entities that hold financial assets or owe financial liabilities. It makes targeted changes to generally accepted accounting principles for public companies as follows:

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

1.	Requires most equity investments to be measured at fair value with changes in fair value recognized in net income.

2.	Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3.	Eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

4.	Requires use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

5.	Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

6.	Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

7.	Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's results of operations or financial position.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

Note 2:        Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2016:
U.S. government agencies	$27,000	$18	$—	$27,018
State and political subdivisions	2,637	15	––	2,652

	$29,637	$33	$—	$29,670

Available-for-sale Securities:
December 31, 2015:
U.S. government agencies	$32,000	$11	$(50)	$31,961
State and political subdivisions	2,637	25	––	2,662

	$34,637	$36	$(50)	$34,623

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$624	$627
One to five years	29,013	29,043

Totals	$29,637	$29,670

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $26.6 million and $22.6 million at March 31, 2016 and December 31, 2015, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2015 was $24.0 million, which represented approximately 69.2% of the Company’s available-for-sale and held-to-maturity investment portfolio.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015:

December 31, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$23,950	$(50)	$—	$—	$23,950	$(50)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

For the three months ended March 31, 2015, proceeds from the sale of investment securities available-for-sale were $370,000, with gross realized gains of $20,000, and gross realized losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income. There were no sale of investment securities for the three months ended March 31, 2016. Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

Note 3:        Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2016	2015
	(In thousands)

Commercial loans	$70,186	$67,247
Commercial real estate	168,517	163,459
Residential real estate	79,795	81,498
Installment loans	16,966	17,459

Total gross loans	335,464	329,663

Less allowance for loan losses	(2,375)	(2,347)

Total loans	$333,089	$327,226

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

For the Three Months Ended March 31, 2016 and 2015

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2016

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period	$184	$597	$170	$113	$1,373	$2,437
Provision charged to expense	7	101	87	170	(294)	71
Losses charged off	(2)	—	(91)	(71)	—	(164)
Recoveries	3	4	—	24	—	31
Balance, end of period	$192	$702	$166	$236	$1,079	$2,375
Ending balance: individually evaluated for impairment	$10	$264	$—	$75	$—	$349
Ending balance: collectively evaluated for impairment	$182	$438	$166	$161	$1,079	$2,026

Loans:
Ending balance: individually evaluated for impairment	$14	$1,382	$—	$138	$—	$1,534
Ending balance: collectively evaluated for impairment	$70,172	$167,135	$79,795	$16,828	$—	$333,930

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2015

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period	$254	$1,116	$92	$147	$791	$2,400
Provision charged to expense	(35)	(1)	(5)	61	96	116
Losses charged off	—	—	—	(53)	—	(53)
Recoveries	19	4	4	16	—	43
Balance, end of period	$238	$1,119	$91	$171	$887	$2,506
Ending balance: individually evaluated for impairment	$89	$618	$—	$—	$—	$707
Ending balance: collectively evaluated for impairment	$149	$501	$91	$171	$887	$1,799

Loans:
Ending balance: individually evaluated for impairment	$101	$2,022	$—	$—	$—	$2,123
Ending balance: collectively evaluated for impairment	$47,815	$159,437	$82,977	$20,142	$—	$310,371

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2015

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$9	$172	$––	$––	$––	$181
Ending balance: collectively evaluated for impairment	$175	$425	$170	$113	$1,373	$2,256

Loans:
Ending balance: individually evaluated for impairment	$57	$1,273	$––	$80	$––	$1,410
Ending balance: collectively evaluated for impairment	$67,190	$162,186	$81,498	$17,379	$––	$328,253

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

The following tables show the portfolio quality indicators.

	March 31, 2016
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$70,136	$163,350	$79,795	$16,828	$330,109
Special Mention	36	979	—	—	1,015
Substandard	14	4,188	—	138	4,340
Doubtful	—	—	—	—	—

	$70,186	$168,517	$79,795	$16,966	$335,464

	December 31, 2015
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$67,150	$158,362	$81,498	$17,363	$324,373
Special Mention	39	996	––	––	1,035
Substandard	58	4,101	––	96	4,255
Doubtful	––	––	––	––	––

	$67,247	$163,459	$81,498	$17,459	$329,663

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

For the Three Months Ended March 31, 2016 and 2015

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of March 31, 2016

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$249	$—	$—	$17	$266	$69,920	$70,186
Commercial real estate	37	—	130	440	607	167,910	168,517
Residential	945	457	—	651	2,053	77,742	79,795
Installment	147	—	—	183	330	16,636	16,966
Total	$1,378	$457	$130	$1,291	$3,256	$332,208	$335,464

Loan Portfolio Aging Analysis

As of December 31, 2015

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$141	$––	$—	$63	$204	$67,043	$67,247
Commercial real estate	319	––	132	250	701	162,758	163,459
Residential	737	500	––	599	1,836	79,662	81,498
Installment	220	71	––	132	423	17,036	17,459
Total	$1,417	$571	$132	$1,044	$3,164	$326,499	$329,663

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

Impaired Loans

	As of March 31, 2016			Three Months Ended March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$1	$1	$—	$—	$—
Commercial real estate	510	510	—	909	8
Residential	—	—	—	—	—
Consumer	16	16	—	18	—
	527	527	—	927	8
Loans with a specific valuation allowance:
Commercial	13	13	10	49	—
Commercial real estate	872	872	264	1,074	11
Residential	—	—	—	—	—
Consumer	122	122	75	122	1
	1,007	1,007	349	1,245	17
Total:
Commercial	$14	$14	$10	$49	$—
Commercial real estate	$1,382	$1,382	$264	$1,983	$19
Residential	$—	$—	$—	$—	$—
Consumer	$138	$138	$75	$122	$1

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

	As of December 31, 2015			Three Months Ended March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$44	$74	$––	$—	$—
Commercial real estate	464	464	––	902	9
Installment	80	203		—	—
	588	741	––	902	9
Loans with a specific valuation allowance:
Commercial	13	49	9	102	2
Commercial real estate	809	961	172	1,581	15

	822	1,010	181	1,683	17
Total:
Commercial	$57	$117	$9	$102	$2
Commercial real estate	$1,273	$1,425	$172	$2,483	$24
Installment	$80	$203	$—	$—	$—

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

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

Three Months ended March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	2	86	86
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2016
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	86	—	86
Residential	—	—	—	—
Consumer	—	—	—	—

During the three months ended March 31, 2016, troubled debt restructurings described above increased the allowance for loan losses by $9,000. During the three months ended March 31, 2015 the Company did not have any loans classified as troubled debt restructurings.

At March 31, 2016 and 2015 and for three month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2016	2015
	(In thousands)

Service cost	$78	$85
Interest cost	50	48
Expected return on assets	(86)	(94)
Amortization of prior service cost and net loss	(2)	(12)

Pension expense	$40	$27

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)

Commercial loans unused lines of credit	$19,614	$18,604
Commitment to originate loans	11,428	11,275
Consumer open end lines of credit	36,413	36,410
Standby letters of credit	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)

Net unrealized gain on securities available-for-sale	$33	$(14)
Net unrealized gain for unfunded status of defined benefit plan liability	(261)	(261)

	(228)	(275)
Tax effect	78	94

Net-of-tax amount	$(150)	$(181)

Note 7:	Fair Value Measurements

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

For the Three Months Ended March 31, 2016 and 2015

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016
U.S. government agencies	$27,018	$—	$27,018	$—
State and political subdivisions	2,652	—	2,652	—

December 31, 2015
U.S. government agencies	$31,961	$––	$31,961	$––
State and political subdivisions	2,662	––	2,662	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016
Collateral dependent impaired loans	$658	$—	$—	$658

December 31, 2015
Collateral dependent impaired loans	$641	$––	$––	$641
Foreclosed assets held for sale	327	––	––	327

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/16	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$658	Market comparable properties	Comparability adjustments	Not available

	Fair Value at 12/31/15	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$641	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	327	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

There were no significant changes in the valuation techniques used during 2016.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016:

Financial assets
Cash and cash equivalents	$18,242	$18,242	$—	$—
Loans, net of allowance	333,089	—	—	329,794
Federal Home Loan Bank stock	4,210	—	4,210	—
Accrued interest receivable	834	—	834	—

Financial liabilities
Deposits	324,632	—	307,648	—
Short term borrowings	12,157	—	12,157	—
Federal Home Loan Bank Advances	26,490	—	27,214	—
Subordinated debentures	4,124	—	3,238	—
Interest payable	121	—	121	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015:

Financial assets
Cash and cash equivalents	$12,701	$12,701	$—	$––
Loans, net of allowance	327,226	—	––	325,354
Federal Home Loan Bank stock	4,210	––	4,210	––
Accrued interest receivable	803	––	803	––

Financial liabilities
Deposits	323,622	––	307,172	––
Short term borrowings	5,691	––	5,691	––
Federal Home Loan Bank Advances	26,530	––	27,347	––
Subordinated debentures	4,124	––	3,238	––
Interest payable	123	––	123	––

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2016 and December 31, 2015.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

March 31, 2016	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$11,287	$––	$––	$––	$11,287
State and political subdivisions	870	––	––	––	870

Total	$12,157	$––	$––	$––	$12,157

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $14.0 million at March 31, 2016. Declines in the fair value would require the Company to pledge additional securities.

(In thousands)

December 31, 2015	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$1,622	$––	$––	$––	$1,622
State and political subdivisions	4,069	––	––	––	4,069

Total	$5,691	$––	$––	$––	$5,691

Securities with an approximate carrying value of $8.5 million at December 31, 2015, respectively, were pledged as collateral for repurchase borrowings.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2016, as compared to December 31, 2015, and the results of operations for the three months ended March 31, 2016, compared to the same period in 2015. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

Our Company reported diluted earnings per share of $0.17 for the quarter ended March 31, 2016, as compared to $0.14 for the quarter ended March 31, 2015, an increase of 21%. This growth in earnings can be attributed to several factors that are explained below in detail. The most significant factor driving this growth in earnings is a $286,000, or 8.7%, increase in net interest income for the quarter ended March 31, 2016, as compared to the same quarter in 2015.

We are pleased to report on the earnings improvement of our Company for the quarter ended March 31, 2016. The Company’s net interest margin increased to a level of 3.80%, as compared to 3.71% for the same period in 2015. This increase in the net interest margin is primarily attributed to the Company experiencing growth in its loan portfolio year-over-year. As of March 31, 2016, the Company had gross loans of $335.5 million, which is an increase of $23.0 million, or 7.35%, over the same period last year. Having a higher level of funding invested in quality loans, as compared to lower yielding federal funds, drove the increase in the margin. This occurred even though the loan portfolio continued to reprice downward over the course of the past year, as the long-end of the yield curve remained at historically low levels. On a positive note, the Federal Open Market Committee (FOMC) did increase the target for the federal funds rate by 25 basis points in December 2015, which positively impacted the portion of the Company’s loan portfolio tied to the prime rate, which also increased 25 basis points at that time. Considering the recent actions of the FOMC and that longer-term Treasury rates (to which the Company’s loans reprice) have been priced at relatively the same levels for the past several years, the overall yield in the Company’s loan portfolio has stabilized in recent months. The combination of both loan growth and the stabilization of the yield in the Company’s loan portfolio should lead to higher levels of interest income being generated in the coming quarters. With stronger loan growth, the Company’s funds management policy changed during the first quarter of 2016. In prior years, the majority of surplus funding was invested in very liquid, lower-yielding excess reserves at the Federal Reserve. During the first quarter of 2016, these excess reserves previously invested in lower-yielding investment alternatives were fully exhausted and the Company, for the first time in several years, switched to a borrowed position to fund its loan growth by utilizing wholesale funding alternatives. Also, with stronger loan growth, securities and other restricted stock balances decreased by $7.9 million to a level of $33.9 million at quarter-end. Going forward, it is anticipated that the Company’s securities portfolio will be maintained at this present level to support its pledge requirement for public depository accounts until investment yields get to more normalized levels. The Company’s credit quality has not changed significantly on a year-over-year basis as nonaccrual loans marginally increased by $84,000 to a level of $1.3 million. Net loans charged off for the three months ended March 31, 2016 were $110,000, or 0.16% of average loans, as compared to a net recovery of $22,000 for the same period in 2015. In addition, the Company continued to see a decrease in its other real estate and repossessions (“OREO”), as balances decreased by $814,000, or 71.4%, to a level of $326,000. Lastly, the overall total allowance for loan losses to total loans was 0.71%, resulting in a total allowance for loan losses to nonperforming loans of 184.00% at March 31, 2016, as compared to 0.80% and 207.64% respectively at March 31, 2015.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

On the liability-side of the balance sheet, the Company continued to see a positive return on its strategy of attracting additional customers into lower-cost funding accounts, while allowing higher-cost funding to run off. Year-over-year, lower-cost funding, consisting of demand and savings deposits, increased by $3.1 million, while higher-cost time deposit balances decreased by $9.5 million. This helped the Company reduce its total interest expense by $106,000 or 18.3%. The Company also continued to see the positive impact of attracting a higher number of active transaction accounts, which helped it increase its overall service charges on deposit accounts net of one-time fees. During the first quarter of 2015, the Company did receive a signing bonus from its debit card and ATM processor. Exclusive of this one-time fee received in 2015, service charges on deposit accounts increased by $27,000, or 6.32%, as of March 31, 2016. It is anticipated that this positive trend will continue. Lastly, noninterest expense increased on a quarter-over-quarter basis by $8,000, or less than 1.0%. As previously announced, the Company’s office consolidation in its Glouster, Ohio marketplace was completed late in the first quarter of 2015, which helped contain noninterest expense year-over-year. Our goal is to control our level of noninterest expense while continuing to build and strengthen our operational foundation, which should lead to future growth, higher levels of operating income and, ultimately, a higher level of performance. Over the next 24 months, it is projected that our Company’s interest expense will be positively impacted by the repricing of $26 million in fixed-rate advances with the Federal Home Loan Bank (”FHLB”) that are set to mature. The average cost of these advances is 3.66% and, given the current interest rate environment, should lead to continued savings in interest expense. In May 2016, a $6.0 million FHLB advance matures at a rate of 3.28%. It is anticipated that this advance will be replaced with a short-term borrowing at a current rate of 50 basis points or thereabouts. At this pricing level, the Company will save approximately $167,000 annually in interest expense beginning next month. In addition, the Company’s $4.1 million subordinated debenture did reprice on January 1, 2016 from a fixed rate of 6.25% to a current variable rate of 1.97%, which is based on three-month LIBOR plus a margin of 1.35%. At this current price level, the Company will save approximately $177,000 in interest expense annually beginning this year. By growing our loan portfolio and reducing our overall levels of interest expense, we believe that we will see growth in the level of the net interest income that our Company generates. It is projected that this will lead to a higher level of earnings and profitability for our Company in future periods.

The Company is beginning to see the results of the efforts expended over the course of the past couple of years within our company to gain efficiencies through process improvement, while generating higher levels of revenue. We are pleased with the results that we are now seeing and will continue looking for additional opportunities that will help our organization become more operationally efficient, generate higher levels of revenue and produce higher levels of quality earnings. As announced in our annual report to shareholders, our Company is embarking upon a new period, whereby our exclusive focus is to grow our assets in a profitable fashion that will produce consistent and increasing earnings. This vision, which is called Mission 2020, sets the course for our Company to grow its assets to a level of $1.0 billion, or greater, by the end of 2020. In order to achieve this ambitious growth plan, we will need to continue focusing on being operationally efficient, while taking on higher levels of non-interest expense to support an origination platform that will drive the organic growth of our Company. It is projected that this enhanced platform, which began being implemented in the second quarter of last year, will continue to lead to the origination of higher levels of quality loans as seen in recent quarters. This will lead to our Company generating higher levels of interest income, which, in turn, will lead to an increase in the all-important revenue line…net interest income. The Company also envisions acquiring other community-minded banking organizations to help it achieve the lofty level of growth envisioned under Mission 2020. Being a very well capitalized and profitable Company in today’s environment will help us achieve the goals that are defined under this vision within our current strategic plan. With the aforementioned change in our funds management this past quarter, our Company is now positioned to attract higher levels of funding, both retail and wholesale, which will allow us to leverage our capital at a more optimal level and produce higher earnings. As of March 31, 2016, our Company is considered to be well-capitalized by regulatory standards, having equity to assets of 10.16%. With the free capital that our Company presently has, we will be able to begin the growth trajectory that we envision, which should benefit all of our valued shareholders. This past year, we paid a regular cash dividend of $0.37 and a special dividend of $0.05. With our Company’s present regular cash dividend of $0.10, our forward yield as of quarter-end is 4.41%. At this level, our Company’s cash dividend yield is nearly twice that of the average bank in our country. With our present focus of driving the revenue-line of our Company, or net interest income, we firmly believe that we will continue to reward our shareholders by paying higher dividends, while seeing appreciation in the market value of our common stock. Year-over-year, the market value of our Company’s stock increased by $1.18, or 15%, to a level of $9.07. Our number one focus continues to be protecting and growing our shareholders’ investment in our Company through sound and profitable operations and strategic growth. In addition to driving the market value appreciation of our shareholders’ ownership, we will continue striving to reward our owners by paying a solid cash dividend. Overall, we are very pleased with the present operating performance of our Company and the direction that we are going. We are extremely optimistic about our future foreseeable future!

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At March 31, 2016, gross loans were $335.5 million, compared to $329.7 million at December 31, 2015, an increase of $5.8 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $8.0 million increase in commercial and commercial real estate loans and a $1.7 million decrease in real estate lending and a $493,000 decrease in installment loans since December 31, 2015.

Commercial and commercial real estate loans comprised 71.2% of total loans at March 31, 2016, compared to 70.0% at December 31, 2015. Commercial and commercial real estate loans have increased $8.0 million, or 3.5% since December 31, 2015. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 5.1% of total loans at March 31, 2016 and 5.3% at December 31, 2015. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $493,000, or 2.8%, since December 31, 2015. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 23.7% of total loans at March 31, 2016 and 24.7% at December 31, 2015, representing a decrease of $1.7 million, or 2.1% since December 31, 2015. As of March 31, 2016, the Bank has approximately $7.1 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $7.4 million at December 31, 2015. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At March 31, 2016, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.4 million at March 31, 2016, which represented 0.71% of total loans, and $2.4 million at December 31, 2015, or 0.73% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan charge-offs (exclusive of overdrafts) for the three months ended March 31, 2016 were approximately $110,000 or 4.5%, of the beginning balance in the allowance for loan losses. Net loans charged off did increase for the three months ended March 31, 2016 as compared to the same period in 2015. Net loans charged off increased approximately $132,000 for the three months ended March 31, 2016 as compared to the same period in 2015.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2016 decreased approximately $5.0 million from December 31, 2015 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2016, total core deposits increased approximately $1.5 million, or less than 1.0%. The Company’s savings accounts increased $2.4 million or 3.1% from December 31, 2015 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $424,000 while certificates of deposit under $100,000 decreased by $1.3 million, or 3.1%.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2016, certificates of deposit greater than $100,000 decreased $451,000 or 3.2%, from December 31, 2015 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $6.5 million from December 31, 2015 totals.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net Income

The reported diluted earnings per share was $0.17 for the quarter ended March 31, 2016 compared to $0.14 for the quarter ended March 31, 2015, an increase of 21%. This growth in earnings can be attributed to several factors which are explained in detail below.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income increased $285,000 or 8.7% for the three months ended March 31, 2016 compared to the same period in 2015. As previously mentioned, the strong growth of loans was the driver for the increase in net interest income.

Provision for Loan Losses

The provision for loan losses was $71,000 for the three months ended March 31, 2016, compared to $116,000 for the same period in 2015. As previously discussed, the decrease in the provision for loan losses was primarily due to and overall improvement in credit quality of the loan portfolio.

Noninterest Income

As previously mentioned, attracting a higher number of transaction accounts as a result of a customer marketing strategy had a positive impact on noninterest income. The Company’s service charges on deposit accounts related to its overdraft program, a component of non interest income increased by $27,000 for the three months ended March 31, 2016 as compared to the same period in 2015. It is projected this trend will continue even with the continuing Government mandated regulations relating to the Dodd-Frank Act, which have had a limiting effect on the level of revenue realized per account, being more fully implemented. This has been offset by the Company’s focus on attracting more transaction account customers and having a higher overall level of transaction accounts that can generate fee based income.

Noninterest Expense

As of March 31, 2016, noninterest expense increased marginally on a year-over-year basis by $7,000 or less than 1.0%. The Company’s previously announced office consolidation in its Glouster, Ohio marketplace was completed on March 16, 2015 and lead to additional cost savings.

Federal Income Taxes

The provision for federal income taxes was $373,000 for the three months ended March 31, 2016, an increase of $97,000 compared to the same period in 2015. The effective tax rate was approximately 30.6% and 28.8% for the three months ended March 31, 2016 and 2015, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $41.9 million at March 31, 2016 compared to $41.5 million at December 31, 2015, a $426,000 increase. Total average stockholders’ equity in relation to total assets was 10.16% at March 31, 2016 and 10.24% at December 31, 2015. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.82%
Tier 1 capital ratio	12.59%
Total capital ratio	14.55%
Leverage ratio	11.12%

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

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2015, filed on March 16, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
1/1/2016 to	––	––	––	––
1/31/2016
Month #2
2/1/2016 to	––	––	––	––
2/28/2016
Month #3
3/1/2016 to	––	––	––	––
3/31/2016

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

/s/United Bancorp, Inc.

Date: May 13, 2016	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 13, 2016	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014.

