Form 10-Q
period 2016-06-30
UNITED BANCORP INC /OH/
filed 2016-08-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-16540

UNITED BANCORP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐                 No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 5, 2016, 5,385,304 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and due from banks	$5,878	$4,954
Interest-bearing demand deposits	3,910	7,747
Cash and cash equivalents	9,788	12,701

Available-for-sale securities	31,812	34,623
Loans, net of allowance for loan losses of $2,465 and $2,437 at June 30, 2016 and December 31, 2015, respectively	346,357	327,226
Premises and equipment	11,457	10,446
Federal Home Loan Bank stock	4,210	4,210
Foreclosed assets held for sale, net	326	357
Accrued interest receivable	788	803
Deferred income taxes	614	521
Bank-owned life insurance	11,670	11,509
Other assets	3,080	2,728

Total assets	$420,102	$405,124

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$193,819	$188,328
Savings	79,788	77,672
Time	53,372	57,622
Total deposits	326,979	323,622

Short-term borrowings	10,065	5,691
Federal Home Loan Bank advances	33,249	26,530
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	3,329	3,661

Total liabilities	377,746	363,628

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 2016 –5,385,304 shares, 2015 – 5,385,304 shares	5,385	5,385
Additional paid-in capital	18,021	18,245
Retained earnings	22,118	21,443
Stock held by deferred compensation plan; 2016 –203,572 shares, 2015 – 235,923 shares	(1,789)	(2,079)
Unearned ESOP compensation	(1,160)	(1,271)
Accumulated other comprehensive loss	(173)	(181)
Treasury stock, at cost 2016 –5,744 shares, 2015 – 5,744 shares	(46)	(46)

Total stockholders’ equity	42,356	41,496

Total liabilities and stockholders’ equity	$420,102	$405,124

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$4,037	$3,822	$7,917	$7,504
Taxable securities	71	98	152	162
Non-taxable securities	22	39	49	86
Federal funds sold	16	20	23	37
Dividends on Federal Home Loan Bank stock and other	41	61	84	110
Total interest and dividend income	4,187	4,040	8,225	7,899

Interest expense
Deposits
Demand	29	28	57	55
Savings	9	8	18	16
Time	149	226	313	456
Borrowings	250	320	524	636
Total interest expense	437	582	912	1,163
Net interest income	3,750	3,458	7,313	6,736

Provision for loan losses	105	145	176	261
Net interest income after provision for loan losses	3,645	3,313	7,137	6,475

Noninterest income

Service charges on deposit accounts	668	711	1,301	1,410
Realized gains on sales of loans	27	18	43	29
Realized gain on sales of available-for-sale securities	—	11	—	31
Realized gains on sales of real estate and other repossessed assets	—	2	—	2
Other income	207	193	425	405
Total noninterest income	902	935	1,769	1,877

Noninterest expense
Salaries and employee benefits	1,700	1,575	3,350	3,170
Net occupancy and equipment expense	433	503	881	994
Professional services	181	177	380	368
Insurance	55	59	105	126
Deposit insurance premiums	43	51	106	114
Franchise and other taxes	84	73	168	140
Advertising	66	85	151	169
Stationery and office supplies	28	32	57	77
Amortization of intangible asset	—	29	—	59
Net realized loss on sale of other real estate and repossessions	10	—	10	—
Other expenses	651	528	1,185	1,029
Total noninterest expense	3,251	3,112	6,393	6,246
Income before federal income taxes	1,296	1,136	2,513	2,106

Federal income taxes	389	331	762	607
Net income	$907	$805	$1,751	$1,499

EARNINGS PER COMMON SHARE
Basic	$0.18	$0.16	$0.35	$0.30
Diluted	$0.18	$0.16	$0.35	$0.30
DIVIDENDS PER COMMON SHARE	$0.10	$0.09	$0.20	$0.18

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$907	$805	$1,751	$1,499

Other comprehensive loss, net of tax:
Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of tax of $-, ($4), $-, ($11)	—	(7)	—	(20)

Unrealized holding losses on securities during the period, net of tax benefits of $(11), ($26), $(5) and ($17) for each respective period	(23)	(50)	(8)	(32)

Comprehensive income	$884	$748	$1,743	$1,447

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Operating Activities
Net income	$1,751	$1,499
Items not requiring (providing) cash
Amortization (accretion) of premiums and discounts on securities, net	(1)	—
Depreciation and amortization	391	479
Amortization of intangible asset	—	59
Gain on sale of available-for-sale securities	—	(31)
Expense related to share based compensation plans	67	91
Expense related to ESOP	110	94
Provision for loan losses	176	261
Bank-owned life insurance	(160)	(176)
Gain on sale of loans	(43)	(29)
Proceeds from sale of loans	2,077	1,967
Loans originated for sale	(2,034)	(1,938)
Loss (Gain) on sale of foreclosed assets	10	(2)
Amortization of mortgage servicing rights	6	7
Net change in accrued interest receivable and other assets	(484)	144
Net change in accrued expenses and other liabilities	(332)	(348)

Net cash provided by operating activities	1,534	2,077

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	23,824	11,342
Purchases	(21,000)	(31,983)
Securities held to maturity:
Maturities, prepayments and calls	—	215
Proceeds from sale of available-for-sale securities	—	383
Net change in loans	(19,313)	3,839
Purchase of insurance product	—	(2,500)
Purchases of premises and equipment	(1,402)	(920)
Proceeds from sale of foreclosed assets	70	35

Net cash used in investing activities	(17,821)	(19,589)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Financing Activities
Net change in deposits	$3,357	$761
Net change in short-term borrowings	4,374	3,930
Net change in FHLB overnight borrowings	12,800	—
Repayments of long-term borrowings	(6,080)	(84)
Cash dividends paid on common stock	(1,077)	(968)

Net cash provided by financing activities	13,374	3,639

Decrease in Cash and Cash Equivalents	(2,913)	(13,873)

Cash and Cash Equivalents, Beginning of Period	12,701	39,164

Cash and Cash Equivalents, End of Period	$9,788	$25,291

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$900	$1,171

Federal income taxes paid	$647	$471

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$48	$—

Vesting of restricted stock	$—	$39

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2016, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2015 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

	(In thousands, except share and per share data)
Basic
Net income	$907	$805	$1,751	$1,499
Dividends on non-vested restricted stock	(14)	(14)	(28)	(28)
Net income allocated to stockholders	$893	$791	$1,723	$1,471
Weighted average common shares outstanding	4,901,947	4,854,020	4,887,546	4,854,684
Basic earnings per common share	$0.18	$0.16	$0.35	$0.30

Diluted
Net income allocated to stockholders	$893	$791	$1,723	$1,471
Weighted average common shares outstanding for basic earnings per common share	4,901,947	4,854,020	4,887,546	4,854,684
Add: Dilutive effects of assumed exercise of stock options and restricted stock	95,054	84,522	95,054	84,522
Average shares and dilutive potential common shares	4,997,001	4,938,542	4,982,600	4,939,206

Diluted earnings per common share	$0.18	$0.16	$0.35	$0.30

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at June 30, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. There were no options outstanding at June 30, 2016.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets.

For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense.

Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its accounting and disclosures.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"

ASU No. 2016-09 was issued in March 2016 and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU No. 2016-07 is not expected to have a material impact on Company’s results of operations or financial position.

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

	(In thousands)
Available-for-sale Securities:
June 30, 2016:
U.S. government agencies	$30,000	$9	$(18)	$29,991
State and political subdivisions	1,813	8	—	1,821
	$31,813	$17	$(18)	$31,812

Available-for-sale Securities:
December 31, 2015:
U.S. government agencies	$32,000	$11	$(50)	$31,961
State and political subdivisions	2,637	25	—	2,662

	$34,637	$36	$(50)	$34,623

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

The amortized cost and fair value of available-for-sale securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value

	(In thousands)

Within one year	$250	$251
One to five years	31,563	31,561

Totals	$31,813	$31,812

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2016 and December 31, 2015, was $18.0 million and $24.0 million, which represented approximately 56.5% and 69.2%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

June 30, 2016
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

(In thousands)

U.S. Government agencies	$17,981	$(18)	$—	$—	$17,981	$(18)

December 31, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

(In thousands)
U.S. Government agencies	$23,950	$(50)	$—	$—	$23,950	$(50)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015.

For the six months ended June 30, 2015, proceeds from the sale of investment securities available-for-sale were $383,000, with gross realized gains of $31,000, and gross realized losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income. There were no investment sales for the six months ended June 30, 2016.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

For the three months ended June 30, 2015, proceeds from the sale of investment securities available-for-sale were $13,000, with gross realized gains of $11,000, and gross realized losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income. The Company recorded tax expense of approximately on the sale of available-for-sale securities of $3,000 and $4,000 for the three and six months ended June 30, 2015. There were no investment sales for the three months ended June 30, 2016.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2016	2015

	(In thousands)

Commercial loans	$86,539	$67,247
Commercial real estate	168,517	163,459
Residential real estate	78,307	81,498
Installment loans	15,459	17,459

Total gross loans	348,822	329,663

Less allowance for loan losses	(2,465)	(2,437)

Total loans	$346,357	$327,226

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month period ended June 30, 2016

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total

(In thousands)
Allowance for loan losses:
Balance, April 1, 2016	$192	$702	$166	$236	$1,079	$2,375
Provision charged to expense	231	(278)	(15)	9	158	105

Losses charged off	—	—	—	(120)	—	(120)
Recoveries	74	3	12	16	—	105

Balance, June 30, 2016	$497	$427	$163	$141	$1,237	$2,465

Balance, January 1, 2016	$184	$597	$170	$113	$1,373	$2,437
Provision charged to expense	238	(177)	72	179	(136)	176
Losses charged off	(2)	—	(91)	(191)	—	(284)
Recoveries	77	7	12	40	—	136

Balance, June 30, 2016	$497	$427	$163	$141	$1,237	$2,465
Ending balance: individually evaluated for impairment	$—	$278	$—	$—	$—	$278
Ending balance: collectively evaluated for impairment	$497	$149	$163	$141	$1,237	$2,187

Loans:
Ending balance: individually evaluated for impairment	$1	$1,368	$—	$—	$—	$1,369
Ending balance: collectively evaluated for impairment	$86,538	$167,149	$78,307	$15,459	$—	$348,822

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month period ended June 30, 2015

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total

(In thousands)
Allowance for loan losses:
Balance, April 1, 2015	$238	$1,119	$171	$91	$887	$2,506
Provision charged to expense	(11)	(351)	79	71	357	145
Losses charged off	—	—	(40)	—	—	(40)
Recoveries	7	3	66	10	—	86

Balance, June 30, 2015	$234	$771	$276	$172	$1,244	$2,697

Balance, January 1, 2015	$254	$1,116	$147	$92	$791	$2,400
Provision charged to expense	(46)	(352)	140	66	453	261
Losses charged off	—	—	(93)	—	—	(93)
Recoveries	26	7	82	14	—	129

Balance, June 30, 2015	$234	$771	$276	$172	$1,244	$2,697
Ending balance: individually evaluated for impairment	$86	$377	$—	$—	$—	$463
Ending balance: collectively evaluated for impairment	$148	$394	$276	$172	$1,244	$2,234

Loans:

Ending balance: individually evaluated for impairment	$98	$1,947	$—	$—	$—	$2,045
Ending balance: collectively evaluated for impairment	$57,380	$150,317	$82,857	$19,323	$—	$309,877

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2015

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total

	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$9	$172	$—	$—	$—	$181

Ending balance: collectively evaluated for impairment	$175	$425	$170	$113	$1,373	$2,256

Loans:

Ending balance: individually evaluated for impairment	$57	$1,273	$—	$80	$—	$1,410

Ending balance: collectively evaluated for impairment	$67,190	$162,186	$81,498	$17,379	$—	$328,253

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

The following tables show the portfolio quality indicators.

	June 30, 2016
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total

	(In thousands)

Pass Grade	$86,436	$163,724	$78,307	$15,459	$343,926
Special Mention	102	673	—	—	775
Substandard	1	4,120	—	—	4,121
Doubtful	—	—	—	—	—

	$86,539	$168,517	$78,307	$15,459	$348,822

	December 31, 2015
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total

	(In thousands)

Pass Grade	$67,150	$158,362	$81,498	$17,363	$324,373
Special Mention	39	996	—	—	1,035
Substandard	58	4,101	—	96	4,255
Doubtful	—	—	—	—	—

	$67,247	$163,459	$81,498	$17,459	$329,663

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

For the Three and Six Months Ended June 30, 2016 and 2015

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of June 30, 2016

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable

	(In thousands)
Commercial	$47	$86	$—	$2	$135	$86,404	$86,539
Commercial real estate	199	—	—	474	673	167,844	168,517
Residential	780	354	—	707	1,841	76,466	78,307
Installment	112	2	—	45	159	15,300	15,459
Total	$1,138	$442	$—	$1,228	$2,808	$346,014	$348,822

Loan Portfolio Aging Analysis

As of December 31, 2015

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable

	(In thousands)
Commercial	$141	$—	$—	$63	$204	$67,043	$67,247
Commercial real estate	319	—	132	250	701	162,758	163,459
Residential	737	500	—	599	1,836	79,662	81,498
Installment	220	71	—	132	423	17,036	17,459
Total	$1,417	$571	$132	$1,044	$3,164	$326,499	$329,663

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

Impaired Loans

	As of June 30, 2016			For the three months ended June 30, 2016		For the six months ended June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$1	$1	$—	$1	$—	$1	$—
Commercial real estate	471	471	—	875	9	884	17
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	472	472	—	876	9	885	17
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	897	897	278	1,098	6	1,102	17
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	2	—	2
	897	897	278	1,098	8	1,102	19

Total:
Commercial	$1	$1	$—	$1	$—	$1	$—
Commercial real estate	$1,368	$1,368	$278	$1,973	$15	$1,986	$34
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$2	$—	$2

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

Impaired Loans

	As of December 31, 2015			For the three months ended June 30, 2015		For the six months ended June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$44	$74	$—	$—	$—	$—	$—
Commercial real estate	464	464	—	1,493	17	1,500	26
Residential	80	203	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	588	741	—	1,493	17	1,500	26
Loans with a specific valuation allowance:
Commercial	13	49	9	100	2	102	4
Commercial real estate	809	961	172	928	3	945	18
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	822	1,010	181	1,028	5	1,047	22

Total:
Commercial	$57	$123	$9	$100	$2	$102	$4
Commercial real estate	$1,273	$1,425	$172	$2,421	$20	$2,445	$44
Residential	$80	$203	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(In thousands)

Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months Ended June 30, 2016
	Interest Only	Term	Combination	Total Modification

(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Six Months ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(In thousands)

Commercial	—	$—	$—
Commercial real estate	2	85	85
Residential	—	—	—
Installment	—	—	—

Six Months Ended June 30, 2016
	Interest Only	Term	Combination	Total Modification

(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	85	—	85
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

During the six months ended June 30, 2016, troubled debt restructurings described above increased the allowance for loan losses by $8,300. During the three and six the months ended June 30, 2015, the Company did have any loans classified as troubled debt restructurings.

At June 30, 2016 and 2015 and for three and six month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

	(In thousands)

Service cost	$78	$85	$156	$170
Interest cost	50	48	100	96
Expected return on assets	(86)	(94)	(172)	(188)
Amortization of prior service cost and net loss	(2)	(12)	(4)	(24)

Pension expense	$40	$27	$80	$54

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2016	2015

	(In thousands)

Commercial loans unused lines of credit	$20,292	$18,604
Commitment to originate loans	12,248	11,275
Consumer open end lines of credit	36,591	36,410
Standby letters of credit	—	—

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2016	December 31, 2015

	(In thousands)

Net unrealized loss on securities available-for-sale	$(1)	$(14)
Net unrealized loss for funded status of defined benefit plan liability	(261)	(261)

	(262)	(275)
Tax effect	89	94

Net-of-tax amount	$(173)	$(181)

Note 7:	Fair Value Measurements

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
June 30, 2016
U.S. government agencies	$29,991	$—	$29,991	$—
State and political subdivisions	1,821	—	1,821	—

December 31, 2015
U.S. government agencies	$31,961	$—	$31,961	$—
State and political subdivisions	2,662	—	2,662	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
June 30, 2016
Collateral dependent impaired loans	$679	$—	$—	$679

December 31, 2015
Collateral dependent impaired loans	$641	$—	$—	$641
Foreclosed assets held for sale	327	—	—	327

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 6/30/16	Valuation Technique	Unobservable Inputs	Range

	(In thousands)

Collateral-dependent impaired loans	$679	Market comparable properties	Marketability discount	Not available

	Fair Value at 12/31/15	Valuation Technique	Unobservable Inputs	Range

	(In thousands)

Collateral-dependent impaired loans	$641	Market comparable properties	Marketability discount	Not available

Foreclosed assets held for sale	$327	Market comparable properties	Selling costs	10% – 35%

There were no significant changes in the valuation techniques used during 2016.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
June 30, 2016

Financial assets
Cash and cash equivalents	$9,788	$9,788	$—	$—
Loans, net of allowance	346,357	—	—	346,446
Federal Home Loan Bank stock	4,210	—	4,210	—
Accrued interest receivable	788	—	788	—

Financial liabilities
Deposits	326,979	—	314,134	—
Short term borrowings	10,065	—	10,065	—
Federal Home Loan Bank Advances	33,249	—	33,858	—
Subordinated debentures	4,124	—	3,238	—
Interest payable	99		99

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
December 31, 2015

Financial assets
Cash and cash equivalents	$12,701	$12,701	$—	$—
Loans, net of allowance	327,226	—	—	325,354
Federal Home Loan Bank stock	4,210	—	4,210	—
Accrued interest receivable	803	—	803	—

Financial liabilities
Deposits	323,622	—	307,172	—
Short term borrowings	5,691	—	5,691	—
Federal Home Loan Bank Advances	26,530	—	27,347	—
Subordinated debentures	4,124	—	3,238	—
Interest payable	123	—	123	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2016 and December 31, 2015.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At June 30, 2016 and December 31, 2015, repurchase agreement borrowings totaled $10,065,000 and $5,691,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreement reflected in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity of the Agreement
	(In thousands)

June 30, 2016	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$10,065	$—	$—	$—	$10,065
State and political subdivisions	—	—	—	—	—
Total	$10,065	$—	$—	$—	$10,065

December 31, 2015	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$1,622	$—	$—	$—	$1,622
State and political subdivisions	4,069	—	—	—	4,069
Total	$5,691	$—	$—	$—	$5,691

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $12.5 million at June 30, 2016 and $8.5 million at December 31, 2015. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2016, as compared to December 31, 2015, and the results of operations for the three and six months ended June 30, 2016, compared to the same period in 2015. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The company reported diluted earnings per share of $0.35 for the six months ended June 30, 2016, as compared to $0.30 for the six months ended June 30, 2015, an increase of 17%. This growth in earnings can be attributed to several factors that are explained below in detail. The Company’s diluted earnings per share for the three months ended June 30, 2016 was $0.18, compared to $0.16 for the same period last year, an increase of 13%.

We are very happy to report on the earnings improvement of our Company for the six months ended June 30, 2016. During this period, the Company’s net interest margin increased to a level of 3.87%, as compared to 3.75% for the same period in 2015. This increase in the net interest margin is primarily attributed to the Company experiencing significant organic growth in its loan portfolio, which produced higher levels of interest income, and the continued lowering of its interest expense levels year-over-year. As of June 30, 2016, the Company had gross loans of $348.8 million, which is an increase of $36.9 million, or 11.83%, over the same period last year. This is a direct result of the Company’s enhanced loan origination platform started in the late second quarter of last year. Having a higher level of funding invested in quality loans, as compared to lower-yielding federal funds, helped drive the increase in the margin. This occurred even though the loan portfolio continued to reprice downward over the course of the past year as the long-end of the yield curve remained at historic low levels. Considering that longer-term Treasury rates (which have a correlation to how the Company’s loans reprice) have been priced at relatively the same levels for the past several years, the overall yield in the Company’s loan portfolio has stabilized in recent months. The combination of both loan growth and the stabilization of the yield in the Company’s loan portfolio should lead to higher levels of interest income being generated in the coming quarters. With stronger loan growth, the Company’s funds management policy changed during the first six months of 2016. In prior years, the majority of surplus funding was invested in very liquid, lower-yielding excess reserves at the Federal Reserve. During the first quarter of 2016, these excess reserves previously invested in lower-yielding investment alternatives were fully depleted and the Company, for the first time in several years, switched to a borrowed position to fund its loan growth by utilizing wholesale funding alternatives. Also, with stronger loan growth, securities and other restricted stock balances decreased by $8.0 million to a level of $36.0 million at the most recent quarter-end. Going forward, it is anticipated that the Company’s securities portfolio will be maintained at this present level to support its pledge requirement for public depository accounts until investment yields get to more normalized levels. The Company’s credit quality has not changed significantly and has remained strong on a year-over-year basis, as nonaccrual loans decreased by $296,000 to a level of $1.2 million. Net charge-offs for the six months ended June 30, 2016 were $148,000, or 0.09% of average loans, as compared to a net recovery of $35,000 for the same period in 2015. In addition, the Company continued to see a decrease in its other real estate and repossessions (“OREO”), as balances decreased by $781,000, or 70.6%, to a level of $326,000. Lastly, the overall total allowance for loan losses to total loans was 0.71%, resulting in a total allowance for loan losses to nonperforming loans of 200.74% at June 30, 2016, as compared to 0.86% and 177.00% respectively at June 30, 2015.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

On the liability-side of the balance sheet, the Company continued to see a positive return on its strategy of attracting lower-cost funding accounts, while allowing higher-cost funding to run off. Year-over-year, lower-cost funding, consisting of demand and savings deposits, increased by $12.7 million and comprised 83.68% of total deposits as of June 30, 2016, as compared to 80.65% of total deposits the year prior. This was one factor that helped the Company reduce its total interest expense by $251,000, or 21.6%, on a year-over-year basis. The other factors that helped the Company reduce its total interest expense levels during the first six months of 2016 were the previously announced repricing of the Company’s $4.1 million subordinated debenture on January 1, 2016 from a fixed rate of 6.25% to a current variable rate of 1.97% (which is based on three-month LIBOR plus a margin of 1.35%), and a $6.0 million Federal Home Loan Bank advance that matured in May at a rate of 3.28%, which was replaced with a short-term borrowing at approximately 50 basis points. Both of these events should save the Company approximately $344,000 in interest expense on an annualized basis. Lastly, for the quarter, noninterest expense levels increased by $139,000 or 4.5%. Part of this increase is attributed to the increase in lending personnel that have driven the solid growth in loan production. But, during the second quarter of 2016, the Company was not immune to industry trends related to debit card fraud losses occurring in the primary markets that it serves. As a result, fraud losses and card-related reissuance costs of approximately $208,000 ($138,000 after tax or approximately $0.025 per share dilution) were realized for the three- and six-month periods ending June 30, 2016. Under consumer regulation, the Company bears the financial loss relating to debit card fraud and its customers are made whole on the loss. The Company did respond and implemented procedures that mitigated such losses in the latter half of the second quarter. It is anticipated with the early third quarter implementation of newer fraud prevention technology relating to its debit cards, the Company will experience more normalized loss levels during the third quarter. The Company is presently exploring its legal options to recoup these fraud losses; but, at this point, a recovery is uncertain. Our goal is to control our level of noninterest expense while continuing to build and strengthen our operational foundation, which should lead to future growth, higher levels of operating income and, ultimately, a higher level of performance. Over the next 18 months, it is projected that our Company’s interest expense will be positively impacted by the repricing of $20 million in fixed-rate advances with the Federal Home Loan Bank (”FHLB”) that are set to mature. The average cost of these advances is 3.91% and, given the current interest rate environment, should lead to continued savings in interest expense. By growing our loan portfolio and reducing our overall levels of interest expense, we believe that we will see continued growth in the level of the net interest income that our Company generates. It is projected that this will lead to a higher level of earnings and profitability for our Company in future periods.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

We are seeing the positive results of the efforts expended over the course of the past couple of years within our company to gain efficiencies through process improvement, while building and leveraging our loan origination platforms and generating higher levels of revenue. We are pleased with these results that we are now seeing and will continue looking for additional opportunities that will help our organization become more operationally efficient, generate higher levels of revenue and produce higher levels of quality earnings. As we previously announced, our Company is embarking upon a new period, whereby our exclusive focus is to grow our assets in a profitable fashion that will produce consistent and increasing earnings. This vision, which is called Mission 2020, sets the course for our Company to grow its assets to a level of $1.0 billion, or greater, by the end of 2020. In order to achieve this ambitious growth plan, we will need to continue focusing on being operationally efficient, while taking on higher levels of non-interest expense to support an origination platform that will drive the organic growth of our Company. It is projected that this enhanced platform, which began being implemented in the late second quarter of last year, will continue to lead to the origination of higher levels of quality loans as seen in recent quarters. This will help our Company generate higher levels of interest income, which, in turn, should produce an increase in the all-important revenue line… net interest income. The Company also envisions acquiring other community-minded banking organizations to help it achieve the lofty level of growth envisioned under Mission 2020. Being a very well capitalized and profitable Company in today’s environment will help us achieve the goals that are defined under this vision within our current strategic plan. With the aforementioned change in our funds management during the first half of this year, our Company is now positioned to attract higher levels of funding, both retail and wholesale, which will allow us to leverage our capital at a more optimal level and produce higher earnings and returns. As of June 30, 2016, our Company is considered to be well-capitalized by regulatory standards, having equity to assets of 10.1%. With the excess capital that our Company presently has, we will be able to begin the growth trajectory that we envision, which should benefit all of our valued shareholders. In 2015, we paid a regular cash dividend of $0.37 and a special dividend of $0.05. With our Company’s present regular cash dividend of $0.10, which began being paid in the fourth quarter of 2015, our forward yield as of quarter-end is 4.09%. At this level, our Company’s cash dividend yield is nearly twice that of the average bank in our country. With our present focus of increasing our operating leverage by driving the revenue of our Company while containing expenses, we firmly believe that we will continue to reward our shareholders by paying higher dividends, while seeing appreciation in our market value. Year-over-year, the market value of our Company’s stock increased by $0.80, or 8.9%, to a level of $9.77. Our number one focus continues to be protecting and growing our shareholders’ investment in our Company through sound and profitable operations and strategic growth. In addition to driving the market value appreciation of our shareholders’ ownership, we will continue striving to reward our owners by paying a solid cash dividend. Overall, we are very pleased with the present operating performance of our Company and the direction that we are going. We are extremely optimistic about our future potential and look forward to carrying the earnings momentum that we have seen in recent quarters well into the foreseeable future!

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2016, gross loans were $348.8 million, compared to $329.7 million at December 31, 2015, an increase of $19.2 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $24.3 million increase in commercial and commercial real estate loans a $3.1 million decrease in residential loans and a $2.0 million decrease in installment loans since December 31, 2015.

Commercial and commercial real estate loans comprised 73.1% of total loans at June 30, 2016, compared to 70.0% at December 31, 2015. Commercial and commercial real estate loans have increased $24.3 million , or 10.6% since December 31, 2015. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the states of Ohio and West Virginia.

Installment loans represented 4.4% of total loans at June 30, 2016 and 5.3% at December 31, 2015. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $2.0 million, or 11.5%, since December 31, 2015. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 22.5% of total loans at June 30, 2016 and 24.7% at December 31, 2015, representing a decrease of $3.1 million, or 3.9% since December 31, 2015. As of June 30, 2016, the Bank has approximately $6.7 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $7.1 million at December 31, 2015. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At June 30, 2016, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.5 million at June 30, 2016, which represented 0.71% of total loans, and $2.4 million at December 31, 2015, or 0.73% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had net charge-off of $148,000 for the six months ended June 30, 2016. The Company had a net recovery of $36,000 for the six months ended June 30, 2015.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2016 decreased approximately $2.8 million from December 31, 2015 totals. The opportunities to reinvest these liquid funds have been limited due to the historical low interest rates available on replacement investments. The Company has been cautious not to extend out maturities in this low rate environment.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2016, total core deposits increased approximately $4.4 million, or 1.4%. The Company’s savings accounts increased $2.1 million or 2.7% from December 31, 2015 totals. The Company’s interest-bearing and non-interest bearing demand deposits decreased $5.4 million or 2.9% while certificates of deposit under $100,000 decreased by $3.1 million, or 7.4%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2016, certificates of deposit greater than $100,000 decreased $1.1 million or 7.4%, from December 31, 2015 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $4.4 million from December 31, 2015 totals.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Net Income

For the six months ended June 30, 2016 the Company reported net earnings of $1,751,000, compared to $1,499,000 for the six months ended June 30, 2015. On a per share basis, the Company’s diluted earnings were $0.35 for the six months ended June 30, 2016, as compared to $0.30 for the six months ended June 30, 2015, an increase of 16.7%.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income after provision for loan losses increased 10.2%, or $662,000 for the six months ended June 30, 2016 compared to the same period in 2015. As previously mentioned, the strong growth of loans was the driver for the increase in net interest income.

Provision for Loan Losses

The Company’s credit quality improved as non-accrual loans were down $296,000, or 19.40%, to a level of $1.2 million. For the six months ended June 30, 2016 the Company had net loans charged-off of $148,000 compared to a recovery of $36,000 for the same period in 2015. Overall, with the improvement in credit quality, the Company decreased the provision for loan losses which was $176,000 for the six months ended June 30, 2016 compared to $261,000 for the six months ended June 30, 2015, a decrease of $85,000 or 32.5%.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts decreased by $109,000 for the six months ended June 30, 2016 as compared to the same period in 2015. During the six months ended June 30, 2015, the Company recorded approximately $95,000 of a gain related to a one time payment from its debit card processor.

Noninterest Expense

Noninterest expense increased on a year-over-year basis by $147,000 or 2.4%. Our Company is embarking upon a new period, whereby our exclusive focus is to grow our assets in a profitable fashion that will produce consistent and increasing earnings. This vision, which is called Mission 2020, sets the course for our Company to grow its assets to a level of $1.0 billion, or greater, by the end of 2020. In order to achieve this ambitious growth plan, we will need to continue focusing on being operationally efficient, while taking on higher levels of non-interest expense to support an origination platform that will drive the organic growth of our Company.

Federal Income Taxes

The provision for federal income taxes was $762,000 for the six months ended June 30, 2016, an increase of $156,000 compared to the same period in 2015. The effective tax rate was 30.3% and 28.8% for the six months ended June 30, 2016 and 2015, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Net Income

For the three months ended June 30, 2016 the Company reported net earnings of $907,000, compared to $805,000 for the three months ended June 30, 2015. On a per share basis, the Company’s diluted earnings were $0.18 for the three months ended June 30, 2016, as compared to $0.16 for the three months ended June 30, 2015.

Net Interest Income

Net interest income increased less that 8.4%, or $292,000 for the three months ended June 30, 2016 compared to the same period in 2015. This increase was mainly driven by an increase in loan interest income of $215,000 or 5.6% for the three months ended June 30, 2016 over the same period in 2015.

Provision for Loan Losses

The provision for loan losses was $105,000 for the three months ended June 30, 2016, compared to $145,000 for the same period in 2015. As previously discussed, the decrease in the provision for loan losses was primarily due to the overall improvement in the Company’s credit quality.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts decreased by $43,000 for the three months ended June 30, 2016 as compared to the same period in 2015. While the number of transaction accounts has not changed much year over year, the volume of service charges decreased related to overdraft fees.

Noninterest Expense

Noninterest expense was $3.3 million for the three months ended June 30, 2016 an increase of $139,000, compared to the three months ended June 30, 2015. Salaries and employee benefit expense increased $125,000, or 7.9%, for the three month period ended June 30, 2016, compared to the same period in 2015. As previously mentioned, our Company is embarking upon a new period, whereby our exclusive focus is to grow our assets in a profitable fashion that will produce consistent and increasing earnings. This vision, which is called Mission 2020, sets the course for our Company to grow its assets to a level of $1.0 billion, or greater, by the end of 2020. In order to achieve this ambitious growth plan, we will need to continue focusing on being operationally efficient, while taking on higher levels of non-interest expense to support an origination platform that will drive the organic growth of our Company.

Federal Income Taxes

The provision for federal income taxes was $389,000 for the three months ended June 30, 2016, an increase of $58,000 compared to the same period in 2015. The effective tax rate was 30.1% and 29.1% for the three months ended June 30, 2016 and 2015, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $42.4 million at June 30, 2016 compared to $41.5 million at December 31, 2015, a $860,000 increase. Total stockholders’ equity in relation to total assets was 10.08% at June 30, 2016 and 10.24% at December 31, 2015. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

As of June 30, 2016, the Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.06%
Tier 1 capital ratio	13.22%
Total capital ratio	13.94%
Leverage ratio	11.08%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2015, filed on March 16, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 4/1/2016 to 4/30/2016	—	—	—	—
Month #2 5/1/2016 to 5/31/2016	4,136	9.78	—	—
Month #3 6/1/2016 to 6/30/2016	—	—	—	—

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. On May 11, 2016, the Plan purchased a total of 4,136 common shares for participant accounts. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments.

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

/s/United Bancorp, Inc.

Date: August 12, 2016	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 12, 2016	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014.

