Form 10-Q
period 2016-09-30
UNITED BANCORP INC /OH/
filed 2016-11-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2016

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

Yes ☐        No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 7, 2016, 5,425,304 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and due from banks	$4,528	$4,954
Interest-bearing demand deposits	8,719	7,747
Cash and cash equivalents	13,247	12,701
Available-for-sale securities	31,803	34,623
Loans, net of allowance for loan losses of $2,454 and $2,437 at September 30, 2016 and December 31, 2015, respectively	348,188	327,226
Premises and equipment	11,804	10,446
Federal Home Loan Bank stock	4,165	4,210
Foreclosed assets held for sale, net	320	357
Accrued interest receivable	787	803
Deferred income taxes	614	521
Bank-owned life insurance	11,742	11,509
Other assets	2,849	2,728
Total assets	$425,519	$405,124

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$195,162	$188,328
Savings	79,077	77,672
Time	53,873	57,622
Total deposits	328,112	323,622
Short-term borrowings	13,554	5,691
Federal Home Loan Bank advances	33,605	26,530
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	3,350	3,661
Total liabilities	382,745	363,628
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2016 –5,425,304, shares, 2015 – 5,385,304 shares; outstanding 2016 – 5,210,414, shares, 2015 – 5,143,637 shares	5,425	5,385
Additional paid-in capital	18,074	18,245
Retained earnings	22,450	21,443
Stock held by deferred compensation plan; 2016 –209,146 shares, 2015 – 235,923 shares	(1,845)	(2,079)
Unearned ESOP compensation	(1,105)	(1,271)
Accumulated other comprehensive loss	(179)	(181)
Treasury stock, at cost
2016 –5,744 shares, 2015 – 5,744 shares	(46)	(46)
Total stockholders’ equity	42,774	41,496
Total liabilities and stockholders’ equity	$425,519	$405,124

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$4,014	$3,918	$11,931	$11,422
Taxable securities	85	90	237	252
Non-taxable securities	18	39	67	125
Federal funds sold	7	11	30	48
Dividends on Federal Home Loan Bank stock and other	42	60	126	170
Total interest and dividend income	4,166	4,118	12,391	12,017
Interest expense
Deposits
Demand	34	28	91	83
Savings	9	9	27	25
Time	140	219	453	675
Borrowings	249	322	773	958
Total interest expense	432	578	1,344	1,741
Net interest income	3,734	3,540	11,047	10,276
Provision for loan losses	131	126	307	387
Net interest income after provision for loan losses	3,603	3,414	10,740	9,889
Noninterest income
Service charges on deposit accounts	667	731	1,968	2,141
Realized gains on sales of loans	25	11	68	40
BOLI benefit in excess of surrender value	—	29	—	29
Realized gains on sales of available –for-sale securities, net	—	—	—	31
Other income	364	216	789	621
Total noninterest income	1,056	987	2,825	2,862
Noninterest expense
Salaries and employee benefits	1,835	1,587	5,185	4,757
Net occupancy and equipment expense	507	466	1,388	1,460
Professional services	175	187	555	555
Insurance	60	65	165	191
Deposit insurance premiums	63	63	169	177
Franchise and other taxes	76	78	244	218
Advertising	86	84	237	253
Stationery and office supplies	28	33	85	110
Amortization of intangible asset	—	7	—	66
Provision for losses on foreclosed real estate and net of gains and losses on sales	6	67	16	67
Other expenses	509	545	1,694	1,572
Total noninterest expense	3,345	3,182	9,738	9,426
Income before federal income taxes	1,314	1,219	3,827	3,325
Federal income taxes	386	360	1,148	967
Net income	$928	$859	$2,679	$2,358

EARNINGS PER COMMON SHARE
Basic	$0.18	$0.17	$0.54	$0.48
Diluted	$0.18	$0.17	$0.53	$0.47
DIVIDENDS PER COMMON SHARE	$0.11	$0.09	$0.31	$0.27

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$928	$859	$2,679	$2,358

Other comprehensive income, net of tax:
Reclassification adjustment for net realized gains on available-for-sale securities included in net income during the period, net of taxes of $0, $0, $0 and $(11) for each respective period	—	—	—	(20)
Unrealized holding (losses) gains on securities during the period, net of taxes (benefits) of $(3), $27, $1 and $0 for each respective period	(6)	52	2	—

Comprehensive income	$922	$911	$2,681	$2,338

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Operating Activities
Net income	$2,679	$2,358
Items not requiring (providing) cash
Depreciation and amortization	601	729
Amortization of intangible asset	—	66
Expense related to share based compensation plans	103	126
Provision for loan losses	307	387
Provision for losses on foreclosed real estate	6	55
Bank-owned life insurance	(233)	124
Accretion of premiums and discounts on securities, net	(1)	(1)
Originations of loans held for sale	(3,294)	(2,337)
Proceeds from sale of loans held for sale	3,362	2,377
Realized gains on sales of loans	(68)	(40)
Amortization of ESOP	165	144
Realized losses on sales of other real estate and repossessed assets	10	12
Realized gains on available-for-sale securities	—	(31)
Realized gains on sale of Great Lake Bankers stock	(162)	—
Amortization of mortgage servicing rights	9	10
Net change in accrued interest receivable and other assets	(280)	(99)
Net change in accrued expenses and other liabilities	(309)	(284)

Net cash provided by operating activities	2,895	3,596

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	23,827	27,348
Purchases	(21,000)	(38,997)
Proceeds from sale of available-for-sale securities	—	383
Securities held to maturity:
Maturities, prepayments and calls	—	215
Net change in loans	(21,250)	(10,591)
Proceeds from sale of Great Lake Bankers Bank stock	208	—
Purchases of premises and equipment	(1,959)	(1,063)
Proceeds from sale of other real estate and repossessed assets	70	710

Net cash used by investing activities	(20,104)	(21,995)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Financing Activities
Net change in deposits	$4,490	$516
Net change in short-term borrowings	7,863	5,146
Net change in Federal Home Loan Bank overnight borrowings	13,200	—
Repayments of long-term borrowings	(6,125)	(132)
Cash dividends paid on common stock	(1,673)	(1,451)

Net cash provided by financing activities	17,755	4,079

Increase (Decrease) in Cash and Cash Equivalents	546	(14,320)
Cash and Cash Equivalents, Beginning of Period	12,701	39,164

Cash and Cash Equivalents, End of Period	$13,247	$24,844

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,362	$1,753

Federal income taxes paid	$1,007	$605

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Vesting of restricted stock	$—	$39

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2016, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2015 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and branches in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio. The Citizens Bank division also operates a Loan Production office in Wheeling, West Virginia. The Community Bank division conducts its business through its main office in Lancaster, Ohio and branches in Amesville, Glouster, Lancaster, and Nelsonville, Ohio. The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans. The targeted lending areas of our Bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s branch locations.

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

For the Three and Nine Months Ended September 30, 2016 and 2015

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

For the Three and Nine Months Ended September 30, 2016 and 2015

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior five years. Management believes the three year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

For the Three and Nine Months Ended September 30, 2016 and 2015

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Basic
Net income	$928	$859	$2,679	$2,358
Dividends on non-vested restricted stock	(20)	(14)	(48)	(42)
Net income allocated to stockholders	$908	$845	$2,631	$2,316
Weighted average common shares outstanding	4,944,328	4,860,742	4,895,371	4,856,308
Basic earnings per common share	$0.18	$0.17	$0.54	$0.48

Diluted
Net income allocated to stockholders	$908	$845	$2,631	$2,316
Weighted average common shares outstanding for basic earnings per common share	4,944,328	4,860,742	4,895,371	4,856,308
Add: Dilutive effects of assumed exercise of stock options and restricted stock	116,277	89,411	116,276	89,411
Average shares and dilutive potential common shares	5,060,605	4,950,153	5,011,647	4,945,719

Diluted earnings per common share	$0.18	$0.17	$0.53	$0.47

Options to purchase 53,714 shares of common stock at a weighted-average exercise price of $10.34 per share were outstanding at September 30, 2015, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. There are no outstanding options at September 30, 2016.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15 "Statement of Cash Flows (l'opic 230) - Classification of Certain Cash Receipts and Cash Payments. " ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is assessing ASU 2016-15 but does not expect a significant impact on its accounting and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets.

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

For the Three and Nine Months Ended September 30, 2016 and 2015

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

For the Three and Nine Months Ended September 30, 2016 and 2015

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. Originally, the amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. In July 2015, the FASB extended the implementation date to annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

ASU No. 2014-11, Transfer and Servicing (Topic) 860): “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

On February 25, 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” ASU 2016-02 is intended to improve financial reporting about leasing transactions. This ASU affects all companies and other organization that lease assets such as real estate, airplanes, and manufacturing equipment.

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

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2016
U.S. government agencies	$30,000	$2	$(18)	$29,984
State and political subdivisions	1,813	6	––	1,819

	$31,813	$8	$(18)	$31,803

Available-for-sale Securities:
December 31, 2015:
U.S. government agencies	$32,000	$11	$(50)	$31,961
State and political subdivisions	2,637	25	––	2,662

	$34,637	$36	$(50)	$34,623

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

The amortized cost and fair value of available-for-sale securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value

	(in thousands)
Within one year	$520	$521
One to five years	31,293	31,282

Totals	$31,813	$31,803

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $28.8 and $22.6 million at September 30, 2016 and December 31, 2015, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2016 and December 31, 2015, was $15.0 million and $24.0 million, which represented approximately 47.2% and 69.2%, respectively, of the Company’s available-for-sale portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

September 30, 2016
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Government agencies	$14,982	$(18)	$—	$—	$14,982	$(18)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

December 31, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Government agencies	$23,950	$(50)	$—	$—	$23,950	$(50)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely the Company will be required or need to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016 and December 31, 2015.

For the nine months ended September 30, 2015, proceeds from the sale of investment securities available-for-sale were $383,000, with gross realized gains of $31,000, and gross realized losses of zero. The gain is included in realized gains on sales of available-for-sale securities, net in the noninterest income section of the statement of income. There were no available-for –sale investment sales for the nine months ended September 30, 2016.

There were no investment sales for the three months ended September 30, 2016 and 2015.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2016	2015
	(In thousands)

Commercial loans	$89,820	$67,247
Commercial real estate	168,517	163,459
Residential real estate	77,469	81,498
Installment loans	14,836	17,459

Total gross loans	350,642	329,663

Less allowance for loan losses	(2,454)	(2,437)

Total loans	$348,188	$327,226

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

For the Three and Nine Months Ended September 30, 2016 and 2015

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2016

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2016	$497	$427	$163	$141	$1,237	$2,465
Provision charged to expense	(272)	246	11	41	105	131
Losses charged off	—	(108)	(24)	(53)	––	(185)
Recoveries	1	14	10	18	––	43
Balance, September 30, 2016	$226	$579	$160	$147	$1,342	$2,454
Balance, January 1, 2016	$184	$597	$170	$113	$1,373	$2,437
Provision charged to expense	(34)	69	83	220	(31)	307
Losses charged off	(2)	(108)	(115)	(244)	––	(469)
Recoveries	78	21	22	58	––	179
Balance, September 30, 2016	$226	$579	$160	$147	$1,342	$2,454
Ending balance: individually evaluated for impairment	$—	$156	$––	$—	$––	$156
Ending balance: collectively evaluated for impairment	$226	$423	$160	$147	$1,342	$2,298

Loans:
Ending balance: individually evaluated for impairment	$19	$1,340	$––	$—	$––	$1,359
Ending balance: collectively evaluated for impairment	$89,801	$167,177	$77,469	$14,836	$––	$349,283

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2015

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$9	$172	$––	$––	$––	$181
Ending balance: collectively evaluated for impairment	$175	$425	$170	$113	$1,373	$2,256

Loans:
Ending balance: individually evaluated for impairment	$57	$1,273	$––	$80	$––	$1,410
Ending balance: collectively evaluated for impairment	$67,190	$162,186	$81,498	$17,379	$––	$328,253

The following tables show the portfolio quality indicators.

	September 30, 2016
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$86,543	$163,821	$77,469	$14,836	$342,669
Special Mention	3,183	3,274	––	––	6,457
Substandard	94	1,422	––	—	1,516
Doubtful	––	––	––	––	––

	$89,820	$168,517	$77,469	$14,836	$350,642

	December 31, 2015
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$67,150	$158,362	$81,498	$17,363	$324,373
Special Mention	39	996	––	––	1,035
Substandard	58	4,101	––	96	4,255
Doubtful	––	––	––	––	––

	$67,247	$163,459	$81,498	$17,459	$329,663

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

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

Loan Portfolio Aging Analysis

As of September 30, 2016

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$198	$—	$75	$49	$322	$89,498	$89,820
Commercial real estate	34	—	—	290	324	168,193	168,517
Residential	363	586	—	1,001	1,950	75,519	77,469
Installment	93	—	—	59	152	14,684	14,836
Total	$688	$586	$75	$1,399	$2,748	$347,894	$350,642

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

Impaired Loans

	As of September 30, 2016			For the three months ended September 30, 2016		For the nine months ended September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$19	$19	$––	$19	$––	$19	$—
Commercial real estate	707	815	––	1,219	15	1,228	32
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	726	834	––	1,238	15	1,247	32
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	633	633	156	757	4	769	21
Residential	––	––	––	––	––	––	––
Installment	—	—	—	—	—	—	2
	633	633	156	757	4	769	23

Total:
Commercial	$19	$19	$—	$19	$—	$19	$—
Commercial real estate	$1,340	$1,448	$156	$1,976	$19	$1,997	$53
Residential	$––	$––	$––	$––	$––	$––	$––
Installment	$—	$—	$—	$—	$—	$—	$2

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

Impaired Loans

	As of December 31, 2015			For the three months ended September 30, 2015		For the nine months ended September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$44	$74	$––	$—	$––	$—	$—
Commercial real estate	464	464	––	895	5	1,162	31
Residential	80	203	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	588	741	––	895	5	1,162	31
Loans with a specific valuation allowance:
Commercial	13	49	9	98	1	101	5
Commercial real estate	809	961	172	1,077	9	1,078	27
Residential	––	––	––	––	––	––	––
Installment	––	––	––	235	10	237	14
	822	1,010	181	1,410	20	1,416	46

Total:
Commercial	$57	$123	$9	$98	$1	$101	$5
Commercial real estate	$1,273	$1,425	$172	$1,972	$14	$2,240	$58
Residential	$80	$203	$––	$––	$––	$––	$––
Installment	$––	$––	$––	$235	$10	$237	$14

Interest income recognized on a cash basis was not materially different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

	Three Months ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	1	$17	$17
Commercial real estate	1	29	29
Residential	––	––	––
Installment	––	––	––

	Three Months ended September 30, 2016
	Interest Only	Term	Combination	Total Modification
		(In thousands)

Commercial	$––	$17	$––	$17
Commercial real estate	––	29	––	29
Residential	––	––	––	––
Consumer	––	––	––	––

	Nine Months ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	1	$17	$17
Commercial real estate	3	115	115
Residential	––	––	––
Installment	––	––	––

	Nine Months Ended September 30, 2016
	Interest Only	Term	Combination	Total Modification
	(In thousands)

Commercial	$––	$17	$––	$17
Commercial real estate	––	115	––	115
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

During the nine the months ended September 30, 2016, troubled debt restructurings described above increased the allowance for loan losses by $8,000. During the nine months ended September 30, 2015, troubled debt restructurings did not have an impact on the allowance for loan losses.

At September 30, 2016 and 2015 and for three and nine month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)

Service cost	$78	$85	$234	$255
Interest cost	50	48	150	144
Expected return on assets	(86)	(94)	(258)	(282)
Amortization of prior service cost and net loss	(2)	(12)	(6)	(36)

Pension expense	$40	$27	$120	$81

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 For the Three and Nine Months Ended September 30, 2016 and 2015

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)

Commercial loans unused lines of credit	$23,857	$18,604
Commitment to originate loans	13,121	11,275
Consumer open end lines of credit	35,632	36,410

Note 6:           Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)

Net unrealized loss on securities available-for-sale	$(10)	$(14)
Net unrealized loss for funded status of defined benefit plan liability	(261)	(261)

	(271)	(275)
Tax effect	92	94

Net-of-tax amount	$(179)	$(181)

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

 For the Three and Nine Months Ended September 30, 2016 and 2015

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016
U.S. government agencies	$29,984	$––	$29,984	$––
State and political subdivisions	1,819	––	1,819	––

December 31, 2015
U.S. government agencies	$31,961	$––	$31,961	$––
State and political subdivisions	2,662	––	2,662	––

United Bancorp, Inc.

 Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016
Collateral dependent impaired loans	$477	$––	$––	$477
Foreclosed assets held for sale	56	––	––	56

December 31, 2015
Collateral dependent impaired loans	$641	$––	$––	$641
Foreclosed assets held for sale	327	––	––	327

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 9/30/16	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$477	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	56	Market comparable properties	Marketability discount	10% – 15%

	Fair Value at 12/31/15	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$641	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	327	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 For the Three and Nine Months Ended September 30, 2016 and 2015

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016

Financial assets
Cash and cash equivalents	$13,247	$13,247	$––	$––
Loans, net of allowance	348,188	––	––	348,101
Federal Home Loan Bank stock	4,165	––	4,165	––
Accrued interest receivable	787	––	787	––

Financial liabilities
Deposits	328,112	––	314,174	––
Short term borrowings	13,554	––	13,554	––
Federal Home Loan Bank Advances	33,605	––	34,177	––
Subordinated debentures	4,124	––	3,238	––
Interest payable	105	––	105	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 For the Three and Nine Months Ended September 30, 2016 and 2015

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

 For the Three and Nine Months Ended September 30, 2016 and 2015

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2016 and December 31, 2015.

Note 8:           Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At September 30, 2016 and December 31, 2015, repurchase agreement borrowings totaled $13,554,000 and $5,691,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

Remaining Contractual Maturity of the Agreement

(In thousands)

September 30, 2016	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$13,554	$––	$––	$––	$13,554
State and political subdivisions	—	––	––	––	—
Total	$13,554	$––	$––	$––	$13,554

December 31, 2015	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$1,622	$––	$––	$––	$1,622
State and political subdivisions	4,069	––	––	––	4,069
Total	$5,691	$––	$––	$––	$5,691

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $15.5 million at September 30, 2016 and $8.5 million at December 31, 2015. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.
ITEM 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2016, as compared to December 31, 2015, and the results of operations for the three and nine months ended September 30, 2016, compared to the same period in 2015. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP), headquartered in Martins Ferry, Ohio, reported diluted earnings per share of $0.53 for the nine months ended September 30, 2016, as compared to $0.47 for the nine months ended September 30, 2015, an increase of 12.8%. This growth in earnings can be attributed to several factors that are explained below in detail. The Company’s diluted earnings per share for the three months ended September 30, 2016, was $0.18, compared to $0.17 for the same period last year, an increase of 5.9%.

The earnings improvement of our Company for the nine months ended September 30, 2016 is reflective of the growth in loan related earning assets. During this period, the Company’s net interest margin increased to a level of 3.87%, as compared to 3.68% for the same period in 2015. This increase in the net interest margin is primarily attributed to the Company experiencing positive organic growth in its loan portfolio, which produced higher levels of interest income, and the continued lowering of its interest expense levels year-over-year. As of September 30, 2016, the Company had gross loans of $350.6 million, which is an increase of $24.3 million, or 7.45%, over the same period last year. This is a direct result of the Company’s enhanced loan origination platform started in the late second quarter of last year. Having a higher level of funding invested in quality loans, as compared to lower-yielding federal funds, helped drive the increase in the margin. This occurred even though the loan portfolio continued to reprice downward over the course of the past year as the long-end of the yield curve remained at historic low levels. Considering that longer-term Treasury rates (which have a correlation to how the Company’s loans reprice) have been priced at relatively the same levels for the past several years, the overall yield in the Company’s loan portfolio has stabilized in recent months. The combination of both loan growth and the stabilization of the yield in the Company’s loan portfolio should lead to higher levels of interest income being generated in the coming quarters. With stronger loan growth, the Company’s funds management policy changed during 2016. In prior years, the majority of surplus funding was invested in very liquid, lower-yielding excess reserves at the Federal Reserve. During the first quarter of 2016, these excess reserves previously invested in lower-yielding investment alternatives were fully depleted and the Company, for the first time in several years, switched to a borrowed position to fund its loan growth by utilizing wholesale funding alternatives. Also, with stronger loan growth, securities and other required stock balances decreased by $876 thousand to a level of $36.0 million at the most recent quarter-end as compared to the same period in 2015. Going forward, it is anticipated that the Company’s securities portfolio will be maintained at this present level to support its pledge requirement for public depository accounts until investment yields get to more normalized levels. The Company’s credit quality has not changed significantly and has remained strong on a year-over-year basis, as nonaccrual loans decreased by $150,000 to a level of $1.4 million. Net charge-offs for the nine months ended September 30, 2016, were $291,000, or 0.09% of average loans. The Company continued to see a decrease in its other real estate and repossessions (“OREO,”) as balances decreased by $42,000, or 11.7%, to a level of $320,000. Lastly, the overall total allowance for loan losses to total loans was 0.70%, resulting in a total allowance for loan losses to nonperforming loans of 175.39% at September 30, 2016, as compared to 0.84% and 176.08% respectively at September 30, 2015. During the third quarter of 2016, the Company sold its Bankers Bancshares, Inc. stock and realized a gain of $162,215.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

On the liability-side of the balance sheet, the Company continued to see a positive return on its strategy of attracting lower-cost funding accounts, while allowing higher-cost funding to run off. Year-over-year, lower-cost funding, consisting of demand and savings deposits, increased by $12.0 million and comprised 83.58% of total deposits as of September 30, 2016, as compared to 81.13% of total deposits the year prior. This was one factor that helped the Company reduce its total interest expense by $398,000, or 22.9%, on a year-over-year basis. The other factors that helped the Company reduce its total interest expense levels during the first nine months of 2016 were the previously announced repricing of the Company’s $4.1 million subordinated debenture on January 1, 2016, from a fixed rate of 6.25% to an average variable rate of approximately 1.96% (which is based on three-month LIBOR plus a margin of 1.35%) and a $6.0 million Federal Home Loan Bank advance that matured in May at a rate of 3.28%, which was replaced with a short-term borrowing at approximately 50 basis points. Both of these events should save the Company approximately $344,000 in interest expense on an annualized basis. Lastly, for the quarter, noninterest expense levels increased by $311,000, or 3.3%. Part of this increase is attributed to the increase in lending personnel that have driven the solid growth in loan production. But, during the second quarter of 2016, the Company was not immune to industry trends related to debit card fraud losses occurring in the primary markets that it serves. As a result, fraud losses and card-related reissuance costs of approximately $208,000 ($138,000 after tax or approximately $0.025 per share dilution) were realized during the second quarter of 2016. During the three-months ended September 30, 2016, the Company received an insurance refund on this fraud of $50,000. Under consumer regulation, the Company bears the financial loss relating to debit card fraud and its customers are made whole on the loss. During the third quarter, the Company implemented newer fraud prevention technology relating to its debit cards that included a chip-enabled debit card and a smart phone app, “My Mobile Money,” that allows our customers to monitor and control their debit card usage by sending transaction alerts. Our goal is to control our level of noninterest expense while continuing to build and strengthen our operational foundation, which should lead to future growth, higher levels of operating income and, ultimately, a higher level of performance. Over the next 15 months, it is projected that our Company’s interest expense will be positively impacted by the repricing of $20 million in fixed-rate advances with the Federal Home Loan Bank (”FHLB”) that are set to mature. The average cost of these advances is 3.91% and, given the current interest rate environment, should lead to continued savings in interest expense. By growing our loan portfolio and reducing our overall levels of interest expense, we believe that we will see continued growth in the level of the net interest income that our Company generates. It is projected that this will lead to a higher level of earnings and profitability for our Company in future periods.

United Bancorp, Inc.

 Management’s Discussion and Analysis of Financial

Condition and Results of Operations

We are seeing the positive results of the efforts expended over the course of the past couple of years within our Company to gain efficiencies through process improvement, while building and leveraging our loan origination platforms to generate higher levels of revenue. We are pleased with these results that we are now seeing and will continue looking for additional opportunities that will help our organization become more operationally efficient, generate higher levels of revenue and produce higher levels of quality earnings. As we previously announced, our Company is embarking upon a new period, whereby our exclusive focus is to grow our assets in a profitable fashion that will produce consistent and increasing earnings. This vision, which is called Mission 2020, sets the course for our Company to grow its assets to a level of $1.0 billion, or greater, by the end of 2020. In order to achieve this ambitious growth plan, we will need to continue focusing on being operationally efficient, while taking on higher levels of non-interest expense to support an origination platform that will drive the organic growth of our Company. It is projected that this enhanced platform, which began being implemented in the late second quarter of last year, will continue to lead to the origination of higher levels of quality loans as seen in recent quarters. This will help our Company generate higher levels of interest income, which, in turn, should produce an increase in the all-important revenue line… net interest income. During the mid-part of this year, our Company further added to its commercial loan origination platform by hiring supplementary origination personnel in addition to recently opening a new Loan Production Office (LPO) in Wheeling, West Virginia. Having a LPO in this highly desirable, local market will create value for our Company going forward and will help us achieve our strategic plan of expanding our markets. As previously announced, the Company also envisions expanding its geographic footprint by acquiring other community-minded banking organizations within the tri-state area of Ohio, West Virginia and Pennsylvania, to help it attain the lofty level of growth envisioned under Mission 2020. Being a very well capitalized and profitable Company in today’s environment will help us achieve the goals that are defined under this vision within our current strategic plan. With the aforementioned change in our funds management policy during the first half of this year, our Company is now positioned to attract higher levels of funding, both retail and wholesale, which will allow us to leverage our capital at a more optimal level and produce higher earnings and returns. As of September 30, 2016, our Company is considered to be well-capitalized by regulatory standards, having equity to assets of 10.03%. With the excess capital that our Company presently has, we will be able to begin the growth trajectory that we envision, which should benefit all of our valued shareholders. In 2015, we paid a regular cash dividend of $0.37 and a special dividend of $0.05. With our Company’s present regular cash dividend of $0.11, which began being paid in the third quarter of 2016, our forward yield as of quarter-end is 4.04%. At this level, our Company’s cash dividend yield is nearly twice that of the average bank in our country. With our present focus of increasing our operating leverage by driving the revenue of our Company while containing expenses, we firmly believe that we will continue to reward our shareholders by paying higher dividends, while seeing appreciation in our market value. On a year-over-year basis, the market value of our Company’s stock increased by $1.81, or 20.0%, to a level of $10.88. Our number one focus continues to be growing our shareholders’ investment in our Company through profitable operations and strategic growth. In addition to driving the market value appreciation of our shareholders’ ownership, we will continue striving to reward our owners by paying a solid cash dividend. Overall, we are very pleased with the present operating performance of our Company and the direction that we are going. We are extremely optimistic about our future potential and look forward to carrying the earnings momentum that we have seen in recent quarters well into the foreseeable future!

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

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2016, gross loans were $350.6 million, compared to $329.7 million at December 31, 2015, an increase of $20.9 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $27.6 million increase in commercial and commercial real estate loans a $4.0 million decrease in residential loans and a $2.7 million decrease in installment loans since December 31, 2015.

Commercial and commercial real estate loans comprised 73.7% of total loans at September 30, 2016, compared to 70.0% at December 31, 2015. Commercial and commercial real estate loans have increased $27.6 million, or 12.0% since December 31, 2015. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the state of Ohio and West Virginia. During the third quarter of 2016, the Company opened up a Loan Production office in Wheeling, West Virginia. It is anticipated this market will provide the Company with continued strong loan growth opportunities.

Residential real estate loans were 22.1% of total loans at September 30, 2016 and 24.7% at December 31, 2015, representing a decrease of $4.0 million, or less than 4.9% since December 31, 2015. As of September 30, 2016, the Bank has approximately $4.4 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $7.1 million at December 31, 2015. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At September 30, 2016, the Company did not hold any loans for sale.

Installment loans represented 4.2% of total loans at September 30, 2016 and 5.3% at December 31, 2015. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $2.7 million, or 15.0%, since December 31, 2015. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations. The strategic direction of the Company is not to grow installment based loans at this time.

The allowance for loan losses totaled $2.5 million at September 30, 2016, which represented 0.69% of total loans, and $2.4 million at December 31, 2015, or 0.73% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2016 were approximately $290,000, compared to $60,000 during the same period in 2015.

United Bancorp, Inc.

 Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2016 decreased approximately $2.8 million from December 31, 2015 totals. The Company has invested in shorter duration securities to reinvest liquid funds.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2016, total core deposits increased approximately $5.1 million, or 1.4%. The Company’s savings accounts increased $1.4 million or 1.9% from December 31, 2015 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $6.8 million or 3.6% while certificates of deposit under $100,000 decreased by $3.1 million, or 7.2%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2016, certificates of deposit greater than $100,000 decreased $612,000 or 4.3%, from December 31, 2015 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $7.9 million from December 31, 2015 totals. In prior years, the majority of surplus funding was invested in very liquid, lower-yielding excess reserves at the Federal Reserve. During the first quarter of 2016, these excess reserves previously invested in lower-yielding investment alternatives were fully depleted and the Company, for the first time in several years, switched to a borrowed position to fund its loan growth by utilizing wholesale funding alternatives, mainly overnight borrowings from the FHLB. At September 30, 2016, FHLB Overnight advances totaled $13.2 million. At December 31, 2015, the Company did have FHLB Overnight advances as the Company had excess reserves. Over the next 15 months, it is projected that our Company’s interest expense will be positively impacted by the repricing of $20 million in fixed-rate advances with the Federal Home Loan Bank (”FHLB”) that are set to mature. The average cost of these advances is 3.91% and, given the current interest rate environment, should lead to continued savings in interest expense.

United Bancorp, Inc.

 Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Net Income

For the nine months ended September 30, 2015 the Company reported net earnings of $2,679,000, compared to $2,358,000 for the nine months ended September 30, 2015. On a per share basis, the Company’s diluted earnings were $0.53 for the nine months ended September 30, 2016, as compared to $0.47 for the nine months ended September 30, 2015.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 7.6%, or $771,000 for the nine months ended September 30, 2016 compared to the same period in 2015. The earnings improvement of our Company for the nine months ended September 30, 2016 is reflective of the growth in loan related earning assets. During this period, the Company’s net interest margin increased to a level of 3.87%, as compared to 3.68% for the same period in 2015. This increase in the net interest margin is primarily attributed to the Company experiencing positive organic growth in its loan portfolio, which produced higher levels of interest income, and the continued lowering of its interest expense levels year-over-year.

Provision for Loan Losses

Non-accrual loans were decreased $150,000 to a level of $1.4 million as of September 30, 2016. With the decrease in the level of non accrual loans and loans past due 30 plus days, the level of risk in loss exposure has decreased since December 31, 2015. Net loans charged off were $291,000 or 0.09% of average loans. The Company decreased the provision for loan losses which was $387,000 for the nine months ended September 30, 2015 compared to $307,000 for the nine months ended September 30, 2016, a decrease of $80,000 or 20.7%.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts decreased by $173,000 for the nine months ended September 30, 2016 as compared to the same period in 2015. During the nine months ended September 30, 2015, the Company recorded approximately $95,000 of a gain related to a one time payment from its debit card processor.

Noninterest Expense

Noninterest expense increased on a year-over-year basis by $312,000 or 3.3%. Salaries and employee benefit expense increased $428,000, or 9.0%, for the nine month period ended September 30, 2016, compared to the same period in 2015. Part of this increase in salaries and employee benefit expense is attributed to the increase in lending personnel that have driven the solid growth in loan production. Provision for losses on foreclosed real estate decreased $51,000 for the nine months ended September 30, 2016 as compared to the same period in 2015. Net occupancy decreased $72,000, or 4.9% for the nine months ended September 30, 2016, compared to the same period in 2015.

Federal Income Taxes

The provision for federal income taxes was $1,148,000 for the nine months ended September 30, 2016, an increase of $181,000 compared to the same period in 2015. The effective tax rate was 29.9% and 29.1% for the nine months ended September 30, 2016 and 2015, respectively.

United Bancorp, Inc.

 Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Net Income

For the three months ended September 30, 2016 the Company reported net earnings of $928,000, compared to $859,000 for the three months ended September 30, 2015. On a per share basis, the Company’s diluted earnings were $0.18 for the three months ended September 30, 2016, as compared to $0.17 for the three months ended September 30, 2015.

Net Interest Income

Net interest income increased 5.5%, or $189,000 for the three months ended September 30, 2016 compared to the same period in 2015. The earnings improvement of our Company for the three months ended September 30, 2016 is reflective of the growth in loan related earning assets.

Provision for Loan Losses

The provision for loan losses was $131,000 for the three months ended September 30, 2016, compared to $126,000 for the same period in 2014.

Noninterest Income

The Company’s service charges on deposit accounts decreased by $64,000 for the three months ended September 30, 2016 as compared to the same period in 2015.

Noninterest Expense

Noninterest expense increased on a quarter-over-quarter basis by $163,000 or 5.1%. Salaries and employee benefit expense increased $248,000, or 15.6%, for the three month period ended September 30, 2016, compared to the same period in 2015. Part of this increase in salaries and employee benefit expense is attributed to the increase in lending personnel that have driven the solid growth in loan production.

Federal Income Taxes

The provision for federal income taxes was $386,000 for the three months ended September 30, 2016, an increase of $26,000 compared to the same period in 2015. The effective tax rate was 29.4% and 29.5% for the three months ended September 30, 2016 and 2015, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $42.8 million at September 30, 2016 compared to $41.5 million at December 31, 2015, a $1.3 million increase. Total average stockholders’ equity in relation to total average assets was 10.03% at September 30, 2016 and 10.2% at December 31, 2015. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

As of September 30, 2016, the Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.17%
Tier 1 capital ratio	13.32%
Total capital ratio	14.03%
Leverage ratio	11.11%

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

ITEM 4.         Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

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

ITEM 1A.      Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 7/1/2016 to 7/31/2016	––	––	––	––
Month #2 8/1/2016 to 8/31/2016	––	––	––	––
Month #3 9/1/2016 to 9/30/2016	––	––	––	––

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

/s/United Bancorp, Inc.

Date: November 14, 2016	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders
(See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014.