Form 10-K
period 2016-12-31
UNITED BANCORP INC /OH/
filed 2017-03-20
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐ No ☒

As of June 30, 2016 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $43,759,166 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,208,051 common shares outstanding as of March 6, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 19, 2017 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2016 are incorporated by reference into Parts I and II.

PART I

Item 1	Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. At December 31, 2016 the Company has one wholly-owned subsidiary bank, The Citizens Savings Bank, Martins Ferry, Ohio (Citizens, or the Bank). The Bank operates two divisions for marketing purposes, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank.

Citizens serves customers in northeastern, eastern, southeastern and south central Ohio and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. Citizens conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and eighteen branches located in the counties mentioned above. Citizens operates a Loan Production Office in Wheeling, west Virginia. Citizens also offers full brokerage service through LPL Financial® member NASD/SIPC.

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

The following discussion summarizes other significant aspects of the Dodd-Frank Act that may affect the Company and the Bank:

•	The deposit insurance assessment base for federal deposit insurance has been shifted from domestic deposits to average assets minus average tangible equity;

•	The Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•	The prohibition on the payment of interest on business demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	The standard maximum amount of deposit insurance per customer has been permanently increased to $250,000.;

•	Financial holding companies are required to be well-capitalized and well-managed and must continue to be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•	The Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

•	New corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•	The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	The authority of the FRB to examine financial holding companies and their non-bank subsidiaries was expanded.

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

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve has determined to be closely related to banking. No Federal Reserve approval is required for a financial holding company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. As with bank holding companies, prior Federal Reserve approval is required before a financial holding company may acquire the beneficial ownership or control of more than five percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of a financial holding company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company is not a financial holding company and has no current intention of making such an election.

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

Regulatory Capital Requirements The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2016 and 2015 are summarized in the table included in Note 11 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2016 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. As described above, Citizens exceeded its minimum capital requirements under applicable guidelines as of December 31, 2016.

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

Employees

The Company itself, as a holding company, has no compensated employees. Citizens has 109 full time employees, with 31 of these serving in a management capacity, and 29 part time employees.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 21 and 22 of our 2016 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

	2015			2014
(Dollars In thousands)		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets
Loans	$318,337	15,346	4.82%	$313,691	15,627	4.93%
Taxable securities - AFS	29,427	327	1.11	19,143	259	1.35
Tax-exempt securities - AFS	3,733	225	6.03	5,640	333	5.91
Tax-exempt securities - HTM	195	14	6.99	758	52	6.80
Federal funds sold	25,523	61	0.24	31,080	72	0.23
FHLB stock and other	4,211	212	5.03	4,307	189	4.39
Total interest-earning assets	381,426	16,185	4.24	374,619	16,532	4.41

Noninterest-earning assets
Cash and due from banks	4,700			4,740
Premises and equipment (net)	10,422			10,380
Other nonearning assets	13,437			16,673
Less: allowance for loan losses	(2,634)			(3,025)
Total noninterest-earning assets	25,925			28,768
Total assets	407,351			403,387

Liabilities & stockholders' equity
Interest-bearing liabilities
Demand deposits	$118,545	110	0.09%	$111,437	$108	0.10%
Savings deposits	73,819	34	0.05	69,285	32	0.05
Time deposits	63,149	860	1.36	73,498	1,041	1.42
FHLB advances	26,623	1,009	3.79	26,833	1,019	3.80
Trust preferred debentures	4,124	258	6.25	4,124	258	6.25
Repurchase agreements	9,769	12	0.12	7,797	9	0.12
Total interest-bearing liabilities	296,029	2,283	0.77	292,974	2,467	0.84

Noninterest-bearing liabilities
Demand deposits	69,427			67,374
Other liabilities	3,554			3,304
Total noninterest-bearing liabilities	72,981			70,678
Total liabilities	369,010			363,652
Total stockholders' equity	38,341			39,735
Total liabilities & stockholders' equity	$407,351			$403,387
Net interest income		$13,902			$14,065
Net interest spread			3.47%			3.57%

Net yield on interest-earning assets			3.64%			3.75%

II	Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
	(In thousands)
Available for sale (at fair value)
U. S. Government agencies	$38,514	$31,961	$14,380
State and political subdivisions	1,252	2,662	4,946
Equity	—	—	22
	$39,766	$34,623	$19,348
Held to maturity (at cost)
State and political subdivisions	$—	$—	$450

B	Contractual maturities of securities at year-end 2016 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
		(dollars in thousands)
Available for Sale

US Government agencies
1 – 5 Years	39,000	38,514	1.02%

Total	39,000	38,514	1.02%

State and political subdivisions
Under 1 Year	250	250	5.99%
1 - 5 Years	999	1,002	6.03%

Total	1,249	1,252	6.03%

Total securities available for sale	$40,249	$39,766	1.42%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2016.

III Loan Portfolio

A	Types of Loans

The amounts of gross loans outstanding at December 31, 2016, 2015, 2014, 2013 and 2012 are shown in the following table according to types of loans:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)

Commercial loans	$74,514	$67,247	$52,286	$55,136	$47,130
Commercial real estate loans	191,686	163,459	158,314	144,972	144,144
Residential real estate loans	76,154	81,498	83,870	82,832	73,623
Installment loans	14,367	17,459	21,284	26,562	31,585

Total loans	$356,721	$329,663	$315,754	$309,502	$296,482

Construction loans were not significant at any date indicated above.

B	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2016 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$9,186	$43,133	$22,195	$74,514
Commercial real estate loans	2,139	10,148	179,399	191,686

Total	$11,325	$53,281	$201,594	$266,200

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2016 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$40,347	$24,981	$65,328
Commercial real estate loans	7,083	182,464	189,547

Total	$47,430	$207,445	$254,875

Variable rate loans are those loans with floating or adjustable interest rates.

C	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, impaired loans and newly classified troubled debt restructurings at December 31, 2016, 2015, 2014, 2013 and 2012:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Nonaccrual basis	$1,361	$1,044	$958	$2,880	$3,260
Accruing loans 90 days or greater past due	236	132	127	189	84
Total Impaired loans	4,652	1,410	1,868	6,330	6,958
Impaired loan with related allowance for unconfirmed losses	693	822	1,067	5,306	5,051
Impaired loan without related allowance for unconfirmed losses	3,959	588	801	1,024	1,907
Troubled debt restructings	133	102	155	3,243	854

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $243,000 for the year ended December 31, 2016. Interest income that was recorded for the year on nonaccrual loans, totaled $234,000 for the year ended December 31, 2016.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

2.	Potential Problem Loans

The Company had no potential problem loans as of December 31, 2016 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 12-24 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2016 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	2016	2015	2014	2013	2012
	(In thousands)
Loans
Gross loans outstanding	$356,721	$329,663	$315,754	$309,502	$296,482
Average loans outstanding	$343,243	$318,337	$313,691	$297,821	$282,735

Allowance for Loan Losses
Balance at beginning of year	$2,437	$2,400	$2,894	$2,708	$2,921
Loan charge-offs:
Commercial	2	117	337	645	67
Commercial real estate	108	152	555	130	1,166
Residential real estate	143	42	235	59	90
Installment	417	400	388	399	310
Total loan charge-offs	670	711	1,515	1,233	1,633

Loan recoveries
Commercial	78	27	4	2	90
Commercial real estate	102	15	35	14	9
Residential real estate	22	42	8	5	4
Installment	71	111	86	157	189
Total loan recoveries	273	195	133	178	292

Net loan charge-offs	397	516	1,382	1,055	1,341

Provision for loan losses	301	553	888	1,241	1,128

Balance at end of year	$2,341	$2,437	$2,400	$2,894	$2,708

Ratio of net charge-offs to average loans outstanding for the year	0.12%	0.16%	0.44%	0.35%	0.47%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2016, 2015, 2014, 2013 and 2012. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2016		2015		2014		2013		2012
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$495	20.89%	$184	20.40%	$254	16.56%	$412	17.82%	$598	15.90%
Commercial real estate	804	53.73%	597	49.58%	1,116	50.14%	1,609	46.84%	1,347	48.62%
Residential real estate	591	21.35%	170	24.72%	92	26.56%	90	26.76%	116	24.83%
Installment	107	4.03%	113	5.30%	147	6.74%	141	8.58%	200	10.65%
General	344	N/A	1,373	N/A	791	N/A	642	N/A	447	N/A

Total	$2,431	100.00%	$2,437	100.00%	$2,400	100.00%	$2,894	100.00%	$2,708	100.00%

V	Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis” on pages 21 and 22 of our 2016 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

B	Maturity analysis of time deposits greater than $100,000.

At December 31, 2016, the time to remaining maturity for time deposits in excess of $250,000 was:

2016
(In thousands)

Three months or less	$—
Over three through six months	—
Over six through twelve months	501
Over twelve months	864

Total	$1,365

VI	Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2016	2015	2014

Dividend Payout Ratio	58.33%	56.92%	61.11%
Equity to Assets	9.73%	10.31%	10.05%

For the Company’s Return on Average Equity and Return on Average Assets ratios, please refer to page 16 of our 2016 Annual Report to Shareholders, filed herewith as Exhibit 13, under the section captioned “Performance Overview 2016 to 2015”, which ratios are incorporated herein by reference.

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2016	2015	2014
	(Dollars in thousands)

Balance at December 31,	$9,393	$5,691	$5,098
Weighted average interest rate at December 31	0.12%	0.12%	0.12%
Average daily balance during the year	$11,058	$9,769	$7,797
Average interest rate during the year	0.12%	0.12%	0.12%
Maximum month-end balance during the year	$14,200	$12,934	$9,589

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

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

Name	Age	Executive Officers Positions held with Company; Business Experience

Scott Everson	49	President and Chief Executive Officer

Matthew F. Branstetter	49	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	53	Senior Vice President, Chief Financial Officer, Secretary /Treasurer

Chad S. Smith	45	Vice President – Chief Human Resource Officer

Elmer K. Leeper	50	Vice President – Chief Retail Banking Offier

Michael A. Lloyd	48	Vice President – Chief Information Officer

Lisa A. Basinger	56	Corporate Secretary

Each individual has held the position noted during the past five years, except for the following:

Effective April 17, 2013, Scott Everson was appointed to the position of President of the Company, and Effective April 16, 2014 Mr. Everson was also appointed the Chief Executive Officer of the Company. Prior to his 2013 appointment as the Company’s President, Mr. Everson served as the Company’s Executive Vice President and Chief Operating Officer.

Effective May 13, 2014, Matthew F. Branstetter was promoted to Senior Vice President and Chief Operating Officer of the Company. Prior to his promotion, Mr. Branstetter served as the Company’s Vice President and Chief Lending Officer.

Effective September 22, 2015, Chad S. Smith was appointed Vice President – Chief Human Resource Officer of the Company. Prior to his appointment, Mr. Smith served as Director of Human Resources for Kaley Investment Group, LLC based in Wheeling, West Virginia..

Each of these Executive Officers is appointed annually by the Company’s board of directors and is serving at-will in their current positions.

Item 1A.	Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B.	Unresolved Staff Comments

None.

Item 2	Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Branch Office Location	Owned or Leased	Location	Owned or Leased

Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Amesville, Ohio	Owned
St. Clairsville, Ohio	Owned	Nelsonville, Ohio	Owned
Dover, Ohio	Owned	Lancaster, Ohio	Owned
Dellroy, Ohio	Owned	Lancaster, Ohio	Owned
New Philadelphia, Ohio	Owned
Strasburg, Ohio	Owned
Tiltonsville, Ohio	Owned
Dillonvale, Ohio	Leased
St. Clairsville, Ohio	Owned

Loan Production Office Location	Owned or Leased

Wheeling, West Virginia	Leased

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

Refer to Page 7, “Shareholder Information” of the 2016 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 39, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2016 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2016 to 10/31/2016	-		-	-	-
Month #2 11/1/2016 to 11/30/2016	-		-	-	-
Month #3 12/1/2016 to 12/31/2016	2,055	(1)	$12.26	-	-
Total	2,055		$12.26	-	-
(1)	All of these shares were purchased by the Company on the open market.

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

Refer to inside front cover, “Decade of Progress” of the 2016 Annual Report To Shareholders filed herewith as Exhibit 13, which financial information is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 12-24, “Management’s Discussion and Analysis” of the 2016 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference.

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

Refer to Page 18-19 “Asset/Liability Management and Sensitivity to Market Risks” of the 2016 Annual Report to Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference

Item 8	Financial Statements and Supplementary Data

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2016 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

Item 9	Changes In and Disagreements with Accountants

Not applicable.

Item 9A	Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company's principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2016, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31,2016. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board – Nominating and Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders under the caption “Corporate Governance and Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	170,000	$8.75	265,000
Equity compensation plans not approved by security holders
Total	170,000	$8.75	265,000

Item 13	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

Item 15	Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 85 of the United Bancorp, Inc. 2016 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets December 31, 2016 and 2015

Consolidated Statements of Income Years Ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income Years Ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	Randall M. Greenwood Change in Control agreement (3)

10.2	Scott A. Everson Change in Control Agreement (3)

10.3	Elmer K. Leeper Change in Control Agreement (3)

10.4	Matthew F. Branstetter Change in Control Agreement (3)

10.5	Michael A. Lloyd Change in Control Agreement (3)

10.6	United Bancorp, Inc. Stock Option Plan (4)

10.7	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Glessner, Hoopingarner, Jones, McGehee and Riesbeck. (5)

10.8	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering, Scott A. Everson, Randall M. Greenwood, Michael A. Lloyd. (3)

10.9	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan. (9)

10.10	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.11	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.12	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.13	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2016 Annual Report

21	Subsidiaries of the Registrant (5)

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2014

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

(9)	Incorporated by reference to Exhibit 10.10 to the registant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/Scott A. Everson	March 20, 2017
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Scott A. Everson	March 20, 2017
Scott A. Everson, President & Chief Executive Officer

By:	/s/Randall M. Greenwood	March 20, 2017
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Gary W. Glessner	March 20, 2017
Gary W. Glessner, Director

By:	/s/John M. Hoopingarner	March 20, 2017
John M. Hoopingarner, Director

By:	/s/Richard L. Riesbeck	March 20, 2017
Richard L. Riesbeck, Director

Exhibit Number	Exhibit Description

13	2016 Annual Report

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.