Form 10-Q
period 2017-03-31
UNITED BANCORP INC /OH/
filed 2017-05-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-16540

UNITED BANCORP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐       No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 2, 2017, 5,425,304 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$4,658	$4,233
Interest-bearing demand deposits	11,725	7,308
Cash and cash equivalents	16,383	11,541

Available-for-sale securities	39,001	39,766
Loans, net of allowance for loan losses of $2,333 and $2,341 at March 31, 2017 and December 31, 2016, respectively	352,422	354,380
Premises and equipment	11,932	11,884
Federal Home Loan Bank stock	4,165	4,164
Foreclosed assets held for sale, net	335	335
Accrued interest receivable	832	840
Deferred income taxes	845	850
Bank-owned life insurance	11,903	11,822
Other assets	3,030	2,436
Total assets	$440,848	$438,018

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$216,199	$203,745
Savings	83,299	81,825
Time	60,313	53,233
Total deposits	359,811	338,803
Securities sold under repurchase agreements	15,567	9,393
Federal Home Loan Bank advances	15,317	39,855
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	2,910	3,202
Total liabilities	397,729	395,377

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,425,304 shares at March 31, 2017 and December 31, 2016; outstanding – 5,220,671 and 5,208,015 shares at March 31, 2017 and December 31, 2016, respectively	5,425	5,425
Additional paid-in capital	18,030	18,024
Retained earnings	22,737	22,483
Stock held by deferred compensation plan; 198,889 and 211,509 shares at March 31, 2017 and December 31, 2016	(1,758)	(1,880)
Unearned ESOP compensation	(970)	(911)
Accumulated other comprehensive loss	(299)	(454)
Treasury stock, at cost 5,744 shares at March 31, 2017 and December 31, 2016	(46)	(46)
Total stockholders’ equity	43,119	42,641
Total liabilities and stockholders’ equity	$440,848	$438,018

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2017 and 2016

(In thousands, except per share data)

(Unaudited)

	2017	2016
Interest and Dividend Income
Loans, including fees	$4,017	$3,880
Securities
Taxable	103	81
Non-taxable	6	27
Federal funds sold	11	7
Dividends on Federal Home Loan Bank and other stock	47	43
Total interest and dividend income	4,184	4,038
Interest Expense
Deposits	229	201
Borrowings	209	274
Total interest expense	438	475
Net Interest Income	3,746	3,563

Provision for Loan Losses	25	71

Net Interest Income After Provision for Loan Losses	3,721	3,492

Noninterest Income
Service charges on deposit accounts	597	633
Realized gains on sales of loans	15	16
Other income	220	218
Total noninterest income	832	867

Noninterest Expense
Salaries and employee benefits	1,768	1,650
Occupancy and equipment	523	448
Provision for losses on foreclosed real estate	—	—
Professional services	201	199
FDIC insurance	44	63
Insurance	67	50
Franchise and other taxes	84	84
Advertising	109	85
Stationery and office supplies	36	29
Other expenses	502	533
Total noninterest expense	3,334	3,141

Income Before Federal Income Taxes	1,219	1,218

Provision for Federal Income Taxes	369	373

Net Income	$850	$845

Basic Earnings Per Share	$0.17	$0.17

Diluted Earnings Per Share	$0.17	$0.17

Dividends Per Share	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2017 and 2016

(In thousands)

(Unaudited)

	2017	2016

Net Income	$850	$845
Other comprehensive income, net of related tax effects

Unrealized holding gain on securities during the period, net of taxes of $82 and $16 in 2017 and 2016, respectively	155	31

Comprehensive Income	$1,005	$876

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(In thousands)

(Unaudited)

	2017	2016
Operating Activities
Net income	$850	$845
Items not requiring (providing) cash
Depreciation and amortization	223	192
Provision for loan losses	25	71
Gain on sale of loans	(15)	(16)
Increase in value of bank-owned life insurance	(80)	(86)
Amortization of mortgage servicing rights	2	3
Originations of loans held for sale	(653)	(805)
Proceeds from sale of loans held for sale	668	821
Loss on sale of foreclosed assets	—	10
Expense related to share-based compensation plans and ESOP	70	88
Net change in accrued interest receivable and other assets	(36)	(31)
Net change in accrued expenses and other liabilities	(936)	(963)

Net cash provided by operating activities	118	129

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	—	8,000
Purchases	—	(3,000)
Proceeds from maturity of held-to-maturity securities	999	—
Net change in loans	1,947	(5,966)
Proceeds from sale of foreclosed and fixed assets	9	70
Purchases of premises and equipment	(280)	(590)

Net cash provided by (used in) investing activities	2,675	(1,486)

Financing Activities
Net change in deposits	$21,008	$1,010
Net change in securities sold under repurchase agreements	6,175	6,466
Repayment of Federal Home Loan Bank advances	(24,538)	(40)
Cash dividends paid	(596)	(538)

Net cash provided by financing activities	2,049	6,898

Increase in Cash and Cash Equivalents	4,842	5,541

Cash and Cash Equivalents, Beginning of Period	11,541	12,701

Cash and Cash Equivalents, End of Period	$16,383	$18,242

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$449	$477

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2017, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2016 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

(Unaudited)

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

(Unaudited)

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior five years. Management believes the five year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

(Unaudited)

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended March 31,
	2017	2016
	(In thousands, except share and per share data)
Basic
Net income	$850	$845
Dividends on non-vested restricted stock	(9)	(14)
Net earnings allocated to stockholders	$841	$831
Weighted average common shares outstanding	4,930,956	4,873,145

Basic earnings per common share	$0.17	$0.17

Diluted
Net earnings allocated to stockholders	$841	$831

Weighted average common shares outstanding for basic earnings per common share	4,930,956	4,873,145

Add: Dilutive effects of assumed exercise of restricted stock	120,269	92,926

Average shares and dilutive potential common shares	5,051,225	4,966,071

Diluted earnings per common share	$0.17	$0.17

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2013.

Recent Accounting Pronouncements

ASU No. 2017-07 was issued in March 2017 and applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.

ASU 2017-08 was issued by the FASB in March 2017 and applies to all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium. The ASU requires the premium to be amortized to the earliest call date, not the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and management elected to adopt the update as of January 1, 2017. Adoption did not have a material impact on the Company's results of operations or financial position.

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15 "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. " ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company assessed ASU 2016-15 and does not expect a significant impact on its accounting and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"

ASU No. 2016-09 was issued in March 2016 and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company adopted ASU No. 2016.09 without a material impact on the financial statements.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

ASU No. 2016-01 was issued in January 2016 and applies to all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instruments specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity instruments that exist as of the date of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the Update and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 16.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. Originally, the amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. In July 2015, the FASB extended the implementation date to annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. The Company is in its preliminary stages of evaluating the impact of these amendments, although it doesn’t expect the amendments to have a significant impact to the Company’s financial position or results of operations. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Thus, for a calendar year company, it would be effective January 1, 2019. The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements. The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes to comply with the ASU. In addition, the Company will change its current accounting practice to comply with the amendments and such changes as mentioned above.

Note 2: Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2017:
U.S. government agencies	$39,000	$—	$(249)	$38,751
State and political subdivisions	250	—	––	250

	$39,250	$—	$(249)	$39,001

Available-for-sale Securities:
December 31, 2016:
U.S. government agencies	$39,000	$—	$(486)	$38,514
State and political subdivisions	1,249	3	—	1,252

	$40,249	$3	$(486)	$39,766

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)

Within one year	$250	$250
One to five years	39,000	38,751

Totals	$39,250	$39,001

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $32.1 million and $27.9 million at March 31, 2017 and December 31, 2016, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2017 was $38.8 million, which represented approximately 99.4% of the Company’s available-for-sale and held-to-maturity investment portfolio.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2016 was $38.5 million, which represented approximately 96.8% of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016:

March 31, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$38,751	$(249)	$—	$—	$38,751	$(249)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2016
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$38,514	$(486)	$—	$—	$38,514	$(486)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

There were no sale of investment securities for the three months ended March 31, 2017 and March 31, 2016.

Note 3: Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2017	2016
	(In thousands)

Commercial loans	$73,124	$74,514
Commercial real estate	192,737	191,686
Residential real estate	75,145	76,154
Installment loans	13,749	14,367

Total gross loans	354,755	356,721

Less allowance for loan losses	(2,333)	(2,341)

Total loans	$352,422	$354,380

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Residential Real Estate and Consumer

Residential real estate and consumer loans consist of two segments - residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2017

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period	$495	$804	$591	$107	$344	$2,341
Provision charged to expense	3	(12)	(13)	94	(47)	25
Losses charged off	—	—	—	(50)	—	(50)
Recoveries	—	1	5	11	—	17
Balance, end of period	$498	$793	$583	$162	$297	$2,333
Ending balance: individually evaluated for impairment	$16	$95	$—	$57	$—	$168
Ending balance: collectively evaluated for impairment	$482	$698	$583	$105	$297	$2,165

Loans:
Ending balance: individually evaluated for impairment	$341	$985	$—	$416	$—	$1,742
Ending balance: collectively evaluated for impairment	$72,783	$191,752	$75,145	$13,333	$—	$353,344

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2016

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period	$184	$597	$170	$113	$1,373	$2,437
Provision charged to expense	7	101	87	170	(294)	71
Losses charged off	(2)	—	(91)	(71)	—	(164)
Recoveries	3	4	—	24	—	31
Balance, end of period	$192	$702	$166	$236	$1,079	$2,375
Ending balance: individually evaluated for impairment	$10	$264	$—	$75	$—	$349
Ending balance: collectively evaluated for impairment	$182	$438	$166	$161	$1,079	$2,026

Loans:
Ending balance: individually evaluated for impairment	$14	$1,382	$—	$138	$—	$1,534
Ending balance: collectively evaluated for impairment	$70,172	$167,135	$79,795	$16,828	$—	$333,930

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2016

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$11	$108	$––	$––	$––	$119
Ending balance: collectively evaluated for impairment	$484	$696	$591	$107	$344	$2,222

Loans:
Ending balance: individually evaluated for impairment	$3,148	$1,178	$––	$326	$––	$4,652
Ending balance: collectively evaluated for impairment	$71,366	$190,508	$76,154	$14,041	$––	$352,069

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	March 31, 2017
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$69,970	$188,370	$75,145	$13,333	$346,818
Special Mention	162	3,203	—	—	3,365
Substandard	2,992	1,164	—	416	4,572
Doubtful	—	—	—	—	—
	$73,124	$192,737	$75,145	$13,749	$354,755

	December 31, 2016
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$71,302	$187,255	$76,154	$14,041	$348,752
Special Mention	64	3,253	––	––	3,317
Substandard	3,148	1,178	––	326	4,652
Doubtful	––	––	––	––	––
	$74,514	$191,686	$76,154	$14,367	$356,721

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

(Unaudited)

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of March 31, 2017

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$39	$187	$20	$49	$295	$72,829	$73,124
Commercial real estate	—	33	—	735	768	191,969	192,737
Residential	201	188	160	912	1,461	73,684	75,145
Installment	34	28	—	94	156	13,593	13,749
Total	$274	$436	$180	$1,790	$2,680	$352,075	$354,755

Loan Portfolio Aging Analysis

As of December 31, 2016

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$153	$105	$75	$49	$382	$74,132	$74,514
Commercial real estate	—	55	—	335	390	191,296	191,686
Residential	805	135	161	922	2,023	74,131	76,154
Installment	213	8	––	55	276	14,091	14,367
Total	$1,171	$303	$236	$1,361	$3,071	$353,650	$356,721

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of March 31, 2017			Three Months Ended March 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$85	$85	$—	$86	$1
Commercial real estate	476	476	—	986	2
Residential	—	—	—	—	—
Consumer	325	325	—	325	—
	886	886	—	1,397	3
Loans with a specific valuation allowance:
Commercial	256	256	16	259	3
Commercial real estate	509	509	95	564	6
Residential	—	—	—	—	—
Consumer	91	91	57	91	—
	856	856	168	914	9
Total:
Commercial	$341	$341	$16	$345	$4
Commercial real estate	$985	$985	$95	$1,550	$8
Residential	$—	$—	$—	$—	$—
Consumer	$416	$416	$57	$416	$—

Impaired Loans

	As of December 31, 2016			Three Months Ended March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$2,975	$2,975	$—	$—	$—
Commercial real estate	658	766	—	909	8
Residential	—	—	—	—	—
Consumer	326	326	—	18	—
	3,959	4,067	—	927	8
Loans with a specific valuation allowance:
Commercial	173	173	11	49	—
Commercial real estate	520	520	108	1,074	11
Residential	—	—	—	—	—
Consumer	—	—	—	122	1
	693	693	119	1,245	12
Total:
Commercial	$3,148	$3,148	$11	$49	$12
Commercial real estate	$1,178	$1,286	$108	$1,983	$19
Residential	$—	$—	$—	$—	$—
Consumer	$326	$326	$57	$130	$1

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

	Three Months ended March 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	1	$17	$17
Commercial real estate	1	29	29
Residential	—	—	—
Installment	—	—	—

	Three Months ended March 31, 2017
	Interest Only	Term	Combination	Total Modification
		(In thousands)

Commercial	$17	$—	$—	$17
Commercial real estate	29	—	—	29
Residential	—	—	—	—
Consumer	—	—	—	—

Three Months ended March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	2	86	86
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2016
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$—	$—	$—
Commercial real estate	—	86	—	86
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2017, troubled debt restructurings did not have a reserve allocation. During the three months ended March 31, 2016, troubled debt restructurings described above increased the allowance for loan losses by $9,000. At March 31, 2017 and 2016 and for three month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4: Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2017	2016
	(In thousands)

Service cost	$68	$78
Interest cost	50	50
Expected return on assets	(90)	(86)
Amortization of prior service cost and net loss	(6)	(2)

Pension expense	$22	$40

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)

Commercial loans unused lines of credit	$22,731	$20,942
Commitment to originate loans	13,391	12,349
Consumer open end lines of credit	36,439	35,590

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)

Net unrealized loss on securities available-for-sale	$(250)	$(483)
Net unrealized loss for unfunded status of defined benefit plan liability	(204)	(205)

	(454)	(688)
Tax effect	155	234

Net-of-tax amount	$(299)	$(454)

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

Level 1	Quoted prices in active markets for identical assets or liabilities that the entity can access at the measurement date

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
U.S. government agencies	$38,751	$—	$38,751	$—
State and political subdivisions	250	—	250	—

December 31, 2016
U.S. government agencies	$38,514	$––	$38,514	$––
State and political subdivisions	1,252	––	1,252	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

March 31, 2017
Collateral dependent impaired loans	$607	$—	$—	$607

December 31, 2016
Collateral dependent impaired loans	$3,435	$––	$––	$3,435

Foreclosed assets held for sale	249	––	––	249

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/17	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$607	Market comparable properties	Comparability adjustments	Not available

	Fair Value at 12/31/16	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$3,435	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	249	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2016.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017:
Financial assets
Cash and cash equivalents	$16,383	$16,383	$—	$—
Loans, net of allowance	352,422	—	—	354,422
Federal Home Loan Bank stock	4,165	—	4,165	—
Accrued interest receivable	832	—	832	—

Financial liabilities
Deposits	359,811	—	331,387	—
Short term borrowings	15,567	—	15,567	—
Federal Home Loan Bank Advances	15,317	—	15,463	—
Subordinated debentures	4,124	—	3,435	—
Interest payable	100	—	100	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016:
Financial assets
Cash and cash equivalents	$11,541	$11,541	$––	$––
Loans, net of allowance	354,380	––	––	355,753
Federal Home Loan Bank stock	4,164	––	4,164	––
Accrued interest receivable	840	––	840	––

Financial liabilities
Deposits	338,803	––	312,240	––
Short term borrowings	9,393	––	9,393	––
Federal Home Loan Bank Advances	39,855	––	40,120	––
Subordinated debentures	4,124	––	3,435	––
Interest payable	111	––	111	––

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2017 and December 31, 2016.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8: Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity of the Agreement
	(In thousands)

March 31, 2017	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	15,567	––	––	––	15,567
Total	$15,567	$––	$––	$––	$15,567

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $16.9 million at March 31, 2017. Declines in the fair value would require the Company to pledge additional securities.

	(In thousands)

December 31, 2016	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$9,393	$––	$––	$––	$9,393
Total	$9,393	$––	$––	$––	$9,393

Securities with an approximate carrying value of $13.0 million at December 31, 2016, were pledged as collateral for repurchase borrowings.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2017, as compared to December 31, 2016, and the results of operations for the three months ended March 31, 2017, compared to the same period in 2016. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

Our Company reported diluted earnings per share of $0.17 and net income of $850,000 for the quarter ended March 31, 2017, as compared to $0.17 and $845,000 respectively for March 31, 2016.

We are very happy to report on the increase of the net interest income of our Company for the quarter ended March 31, 2017. During the first quarter of 2017, the Company’s net interest income increased by $183,000, or 5.1%, from the previous year. The primary driver of this increase of the Company’s net interest income (excluding loan fees) was the increase in interest income on loans, which was up by $177,000, or 4.8%, year-over-year. The increase in the interest income that our Company realized is directly attributed to the focus that we had this past year on our lending platform. For the year, our Company had an increase in its average loans of $23.0 million or 7.0%. Our company was able to achieve this level of growth in its loans outstanding while maintaining its overall stability in credit quality. Year-over-year, the Company maintained very solid credit quality-related metrics by having non-accrual loans and loans past due 30+ days decrease from a level of $3.26 million to $2.68 million, a decrease of $576,000. Further— net loans charged-off, excluding overdrafts, through March 31, 2017, was $12,000, which is a decrease of $98,000 from the previous year. At this present level, total past due and non accrual loans to gross loans is a very solid 0.76% versus 0.97% the prior year. Net charge offs to average loans was 0.04% as of the most recent quarter-end. The net interest income for our Company increased year-over-year even as we focused on growing retail core-deposits to fund our loan growth. Total deposits increased by $35.2 million, or 10.8%, to a level of $359.8 million as of March 31, 2017. Primarily, the Company was able to control its overall interest expense levels by attracting lower cost funding alternatives. Overall, the Company saw its low cost retail funding (consisting of non-interest and interest bearing demand and savings deposits) comprise $30.7 million of its growth in retail deposits year-over-year. In addition, the Company’s time deposits, which consist of certificate of deposit or term funding, increased by $4.5 million for the same period. Even with the significant growth in retail core deposit funding, the Company had a decrease in its overall interest expense to average assets, which decreased on a year-over-year basis from 0.47% to 0.40%. This decrease in the overall cost of funding is attributed to the repricing of the Company’s $10.0 million in fixed rate advances with the Federal Home Loan Bank (FHLB). The Company forecasts additional reductions in the cost of its present wholesale funding, which consists of $15.0 million in fixed rate putable advances with the FHLB, over the remainder of the current year. By year-end, these advances (which presently cost the Company 3.79%) will reprice to floating rate alternatives or be paid off with the current liquidity the company has on its balance sheet. By having these present fixed-rate advances reprice into a lower-costing, floating rate borrowing or be paid off with lower cost funding, the Company should realize additional savings or containment in its overall interest expense levels.

Noninterest income of the Company was down by $35,000 year-over-year. This decrease in the fee-based income of the Company is directly attributed to the service charges on deposit accounts decreasing by a like amount over the same period. On the noninterest expense-side of the net noninterest margin (and, as expected), the Company saw an increase in its overall noninterest expense, or overhead, levels. In anticipation of building its infrastructure for future growth, the Company saw its noninterest expense increase by $193,000 or 6.1%. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to our Company realizing higher levels of revenue in the coming quarters. Considering that most of this expense is “fixed”, we firmly believe that we should be able to drive higher levels of revenue without significantly adding to our overall noninterest expense levels in the short-term; therefore, enhancing our Company’s earnings and returns.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

We are very pleased to report that we have begun to execute upon our growth strategy, Mission 2020, which calls for our Company to grow its assets (in a profitable fashion) to a level of $1.0 billion or greater by the end of 2020. It is extremely gratifying to see the initial growth occur under this vision in an organic-fashion this past year. Even though we realize that we will need to have a compounded annual growth rate of approximately twenty-three percent from the beginning of this year in order to achieve this ambitious growth goal, we firmly believe that it is achievable with the present vision that we have (which includes both organic and acquisition-related growth). From an organic perspective this past year, our Company grew its assets $28.4 million, or 6.9%, to an overall level of $440.8 million as of March 31, 2017. As previously mentioned, most of this growth occurred in our Company’s higher-yielding loan portfolio, which enhanced the overall interest income that we realized. Also, as previously mentioned, the overall net interest income (or, revenue-line) of our Company increased year-over-year. Our Company was able to achieve this growth in net interest income with above peer-level growth in both its loans outstanding and core deposit funding. As expected, we saw marginal growth in the net income that our Company realized year-over-year. After several years of containment, our Company saw its overall noninterest expense levels increase this past year as we continue to build for the future and drive our overall growth. Most of the increase in our noninterest expense levels occurred in the following areas: hiring additional loan origination personnel to drive the revenue of our Company; completing the renovation of our Main Office to support an enhanced loan origination platform; opening a new Loan Production Office in the Wheeling, West Virginia market to increase overall loan production and to introduce our Company to a new, highly desirable market; and, lastly, marketing expense promoting the prime retail deposit pricing that we introduced within the last six months. We firmly believe that with our positioning over the course of the past year, our Company has high operating leverage which should allow us to further drive our revenue, while controlling our noninterest expense levels— thus, leading to higher earning and returns over the course of the next twelve to eighteen months. Our Company has experienced double-digit earnings improvement over the course of the past two years and we expect that this trend will continue if we properly execute upon our plan of growth. We continue to have very solid credit quality metrics, which should have a positive impact on our earnings for the foreseeable future. In addition, we continue to have very robust capital levels, as evidenced by our overall equity to asset ratio of 9.8%, which will support our vision for growth in the intermediate term. Our Company continues to pay a very solid cash dividend, which totals $0.49 on a trailing twelve month (TTM) basis (including the $0.05 special dividend paid this past December), which produces at TTM Yield of 3.98% as of quarter-end. At this level, our Company’s cash dividend yield is significantly higher than that of the average bank in our country. With our recent focus of increasing our operating leverage and driving the revenue of our Company while containing expenses, we firmly believe that we will continue to reward our shareholders by paying higher dividends and seeing appreciation in our market value. On a year-over-year basis, the market value of our Company’s stock increased by $3.23, or 36%, to a level of $12.30. Even though our market value has diminished somewhat from its year-end level, we believe that we are presently trading at a fair valuation, which is eighteen times earnings. Our number one focus continues to be growing our shareholders’ investment in our Company through profitable operations and strategic growth. In addition to driving the market value appreciation of our shareholders’ ownership, we will continue striving to reward our owners by paying a solid cash dividend. Overall, we are very pleased with the performance of our Company and the direction that we are going. We are extremely optimistic about our future potential and look forward to realizing this upside potential in future periods!

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At March 31, 2017, gross loans were $354.8 million, compared to $356.7 million at December 31, 2016, an decrease of $1.9 million after offsetting repayments for the period. The overall decrease in the loan portfolio was comprised of a $339,000 decrease in commercial and commercial real estate loans and a $1.0 million decrease in real estate lending and a $618,000 decrease in installment loans since December 31, 2016.

Commercial and commercial real estate loans comprised 74.9% of total loans at March 31, 2017, compared to 74.6% at December 31, 2016. Commercial and commercial real estate loans have decreased $1.9 million, or 0.5% since December 31, 2016. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 3.9% of total loans at March 31, 2017 and 4.0% at December 31, 2016. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $618,000, or 4.3%, since December 31, 2016. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 21.2% of total loans at March 31, 2017 and 21.4% at December 31, 2016, representing a decrease of $1.0 million, or 1.3% since December 31, 2016. As of March 31, 2017, the Bank has approximately $6.1 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $6.3 million at December 31, 2016. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At March 31, 2017, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.3 million at March 31, 2017, which represented 0.66% of total loans, and $2.3 million at December 31, 2016, or 0.66% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan charge-offs (exclusive of overdrafts) for the three months ended March 31, 2017 were approximately $12,000. Net loans charged off decreased approximately $98,000 for the three months ended March 31, 2017 as compared to the same period in 2016.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2017 decreased approximately $765,000 from December 31, 2016 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2016, total core deposits (interest and non interest bearing accounts and savings) increased approximately $30.7 million, or 11.4% from December 31, 2016 totals. The Company’s savings accounts increased $1.5 million or 1.8% from December 31, 2016 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $12.5 million while certificates of deposit under $250,000 increased by $17.2 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2017, certificates of deposit greater than $250,000 increased $1.5 million or 9.8%, from December 31, 2016 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $6.2 million from December 31, 2016 totals.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net Income

The reported diluted earnings per share was $0.17 for the quarter ended March 31, 2016 compared to $0.17 for the quarter ended March 31, 2016.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income increased $183,000 or 5.1% for the three months ended March 31, 2017 compared to the same period in 2016. As previously mentioned, the strong growth of loans was the driver for the increase in net interest income.

Provision for Loan Losses

The provision for loan losses was $25,000 for the three months ended March 31, 2017, compared to $71,000 for the same period in 2016. As previously discussed, the decrease in the provision for loan losses was primarily due to and overall improvement in credit quality of the loan portfolio.

Noninterest Income

Noninterest income of the Company was down by $35,000 year-over-year. This decrease in the fee-based income of the Company is directly attributed to the service charges on deposit accounts decreasing by a like amount over the same period.

Noninterest Expense

In anticipation of building its infrastructure for future growth, the Company saw its noninterest expense increase by $193,000 or 6.1% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to our Company realizing higher levels of revenue in the coming quarters. Considering that most of this expense is “fixed”, we firmly believe that we should be able to drive higher levels of revenue without significantly adding to our overall noninterest expense levels in the short-term; therefore, enhancing our Company’s earnings and returns.

Federal Income Taxes

The provision for federal income taxes was $369,000 for the three months ended March 31, 2017, an decrease of $4,000 compared to the same period in 2016. The effective tax rate was approximately 30.3% and 30.6% for the three months ended March 31, 2017 and 2016, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $43.1 million at March 31, 2017 compared to $42.6 million at December 31, 2016, a $478,000 increase. Total average stockholders’ equity in relation to total assets was 9.78% at March 31, 2017 and 9.73% at December 31, 2016. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.06%
Tier 1 capital ratio	11.88%
Total capital ratio	13.72%
Leverage ratio	10.65%

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

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2016, filed on March 20, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/2017 to 1/31/2017	––	––	––	––
Month #2 2/1/2017 to 2/28/2017	––	––	––	––
Month #3 3/1/2017 to 3/31/2017	––	––	––	––

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

United Bancorp, Inc.

Date: May 12, 2017	By:	/s/ Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.