Form 10-Q
period 2017-06-30
UNITED BANCORP INC /OH/
filed 2017-08-11
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2017

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

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer  ☐    Non-accelerated filer   ☐    Smaller Reporting Company ☒    Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐      No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 4, 2017, 5,430,304 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Cash and due from banks	$4,325	$4,233
Interest-bearing demand deposits	16,459	7,308
Cash and cash equivalents	20,784	11,541
Available-for-sale securities	38,892	39,766
Loans, net of allowance for loan losses of $2,292 and $2,341 at June 30, 2017 and December 31, 2016, respectively	355,277	354,380
Premises and equipment	11,860	11,884
Federal Home Loan Bank stock	4,164	4,164
Foreclosed assets held for sale, net	294	335
Accrued interest receivable	761	840
Deferred income taxes	654	850
Bank-owned life insurance	11,977	11,822
Other assets	4,009	2,436
Total assets	$448,672	$438,018
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$227,971	$203,745
Savings	81,421	81,825
Time	64,523	53,233
Total deposits	373,915	338,803
Securities sold under repurchase agreements	12,989	9,393
Federal Home Loan Bank advances	10,287	39,855
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	3,704	3,202
Total liabilities	405,019	395,377
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2017 –5,430,304 shares, 2016 – 5,425,304 shares; outstanding 2017 – 5,243,937, 2016 - 5,208,051	5,430	5,425
Additional paid-in capital	17,924	18,024
Retained earnings	23,055	22,483
Stock held by deferred compensation plan; 2017 –180,623 shares, 2016 – 211,509 shares	(1,604)	(1,880)
Unearned ESOP compensation	(900)	(911)
Accumulated other comprehensive loss	(206)	(454)
Treasury stock, at cost 2017 –5,744 shares, 2016 – 5,744 shares	(46)	(46)
Total stockholders’ equity	43,653	42,641
Total liabilities and stockholders’ equity	$448,672	$438,018

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$4,095	$4,037	$8,112	$7,917
Taxable securities	109	71	212	152
Non-taxable securities	1	22	7	49
Federal funds sold	36	16	47	23
Dividends on Federal Home Loan Bank stock and other	49	41	96	84
Total interest and dividend income	4,290	4,187	8,474	8,225
Interest expense
Deposits
Demand	115	29	187	57
Savings	10	9	19	18
Time	170	149	318	313
Borrowings	143	250	352	524
Total interest expense	438	437	876	912
Net interest income	3,852	3,750	7,598	7,313
Provision for loan losses	25	105	50	176
Net interest income after provision for loan losses	3,827	3,645	7,548	7,137
Noninterest income
Service charges on deposit accounts	632	668	1,229	1,301
Realized gains on sales of loans	29	27	44	43
Other income	208	207	428	425
Total noninterest income	869	902	1,701	1,769
Noninterest expense
Salaries and employee benefits	1,824	1,700	3,592	3,350
Net occupancy and equipment expense	510	433	1,033	881
Professional services	194	181	395	380
Insurance	72	55	139	105
Deposit insurance premiums	44	43	88	106
Franchise and other taxes	96	84	180	168
Advertising	100	66	209	151
Stationery and office supplies	33	28	69	57
Net realized (gain) loss on sale of other real estate and repossessions	(4)	10	(4)	10
Other expenses	496	651	998	1,185
Total noninterest expense	3,365	3,251	6,699	6,393
Income before federal income taxes	1,331	1,296	2,550	2,513
Federal income taxes	415	389	784	762
Net income	$916	$907	$1,766	$1,751

EARNINGS PER COMMON SHARE
Basic	$0.18	$0.18	$0.35	$0.35
Diluted	$0.18	$0.18	$0.35	$0.35
DIVIDENDS PER COMMON SHARE	$0.11	$0.10	$0.22	$0.20

See Notes to Condensed Consolidated Financial Statements

4

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$916	$907	$1,766	$1,751

Unrealized holding gains (losses) on securities during the period, net of tax (benefits) of $48, ($11), $128 and ($5) for each respective period	93	(23)	248	(8)

Comprehensive income	$1,009	$884	$2,014	$1,743

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Operating Activities
Net income	$1,766	$1,751
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	—	(1)
Depreciation and amortization	453	391
Expense related to share based compensation plans	52	67
Expense related to ESOP	140	110
Provision for loan losses	50	176
Increase in value of bank-owned life insurance	(154)	(160)
Gain on sale of loans	(44)	(43)
Proceeds from sale of loans held for sale	2,050	2,077
Originations of loans held for sale	(2,006)	(2,034)
(Gain) Loss on sale or write down of foreclosed assets	(4)	10
Amortization of mortgage servicing rights	3	6
Net change in accrued interest receivable and other assets	(1,464)	(484)
Net change in accrued expenses and other liabilities	501	(332)

Net cash provided by operating activities	1,343	1,534

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	1,249	23,824
Purchases		(21,000)
Net change in loans	(866)	(19,313)
Purchases of premises and equipment	(429)	(1,402)
Proceeds from sale of foreclosed assets	—	70

Net cash used in investing activities	(46)	(17,821)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Financing Activities
Net change in deposits	$35,112	$3,357
Net change in short-term borrowings	3,596	4,374
Net change in FHLB overnight borrowings	(19,500)	12,800
Repayments of long-term borrowings	(10,068)	(6,080)
Cash dividends paid on common stock	(1,194)	(1,077)

Net cash provided by financing activities	7,946	13,374

Increase (Decrease) in Cash and Cash Equivalents	9,243	(2,913)
Cash and Cash Equivalents, Beginning of Period	11,541	12,701

Cash and Cash Equivalents, End of Period	$20,784	$9,788

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$906	$900

Federal income taxes paid	$278	$647

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$41	$48

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2017, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2016 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. The Citizens Bank division conducts its business through its main office in Martins Ferry, Ohio and offices in Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Jewett, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio. The Citizens Bank also operates a loan production office in Wheeling, West Virginia. The Community Bank division conducts its business through its two offices in Lancaster, Ohio and offices in Amesville, Glouster, and Nelsonville, Ohio. The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans. The targeted lending areas of our Bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s branch locations.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

For the Three and Six Months Ended June 30, 2017 and 2016

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

For the Three and Six Months Ended June 30, 2017 and 2016

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

For the Three and Six Months Ended June 30, 2017 and 2016

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Basic
Net income	$916	$907	$1,766	$1,751
Dividends on non-vested restricted stock	(9)	(14)	(17)	(28)
Net income allocated to stockholders	$907	$893	$1,749	$1,723
Weighted average common shares outstanding	4,847,884	4,901,947	4,839,725	4,887,546
Basic earnings per common share	$0.18	$0.18	$0.35	$0.35

Diluted
Net income allocated to stockholders	$907	$893	$1,749	$1,723
Weighted average common shares outstanding for basic earnings per common share	4,847,884	4,901,947	4,839,725	4,887,546
Add: Dilutive effects of assumed exercise of stock options and restricted stock	119,102	95,054	119,102	95,054
Average shares and dilutive potential common shares	4,966,986	4,997,001	4,958,827	4,982,600

Diluted earnings per common share	$0.18	$0.18	$0.35	$0.35

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

Recent Accounting Pronouncements

ASU No. 2017-09 was issued in May 2017 and provides guidance about which changes to the terms or condition of a share-based payment award require and entity to apply modification accounting in Topic 718.The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company assessed ASU 2017-09 and does not expect a significant impact on its accounting and disclosures.

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

For the Three and Six Months Ended June 30, 2017 and 2016

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company is starting to work with an outside vendor to begin developing and implementing processes during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. Originally, the amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. In July 2015, the FASB extended the implementation date to annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. The Company is in its preliminary stages of evaluating the impact of these amendments, although it doesn’t expect the amendments to have a significant impact to the Company’s financial position or results of operations. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments as the date of adoption. The financial statement impact of this new standard cannot be reasonably estimated at this time.

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

For the Three and Six Months Ended June 30, 2017 and 2016

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

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2017:
U.S. government agencies	39,000	—	(108)	38,892
	$39,000	$—	$(108)	$38,892

Available-for-sale Securities:
December 31, 2016:
U.S. government agencies	$39,000	$—	$(486)	$38,514
State and political subdivisions	1,249	3	––	1,252

	$40,249	$3	$(486)	$39,766

The amortized cost and fair value of available-for-sale securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
One to five years	$39,000	$38,892

Totals	$39,000	$38,892

The carrying value of securities pledged to secure public deposits and for other purpose, was $32.4 million and $27.9 million at June 30, 2017 and December 31, 2016, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2017 and December 31, 2016, was $38.9 million and $38.5 million, which represented approximately 92.2% and 96.8%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

June 30, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$32,897	$(103)	$2,995	$(5)	$35,892	$(108)

December 31, 2016
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$38,514	$(486)	$—	$—	$38,514	$(486)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

There were no investment sales for the six months ended June 30, 2017 and 2016.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

Note 3: Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2017	2016
	(In thousands)

Commercial loans	$75,570	$74,514
Commercial real estate	193,640	191,686
Residential real estate	75,158	76,154
Installment loans	13,201	14,367

Total gross loans	357,569	356,721

Less allowance for loan losses	(2,292)	(2,341)

Total loans	$355,277	$354,380

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

For the Three and Six Months Ended June 30, 2017 and 2016

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month period ended June 30, 2017

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, April 1, 2017	$498	$793	$583	$162	$297	$2,333
Provision charged to expense	33	56	(137)	193	(120)	25
Losses charged off	—	(5)	—	(77)	––	(82)
Recoveries	1	1	1	13	––	16
Balance, June 30, 2017	$532	$845	$447	$291	$177	$2,292
Balance, January 1, 2017	$495	$804	$591	$107	$344	$2,341
Provision charged to expense	36	44	(150)	287	(167)	50
Losses charged off	—	(5)	—	(127)	––	(132)
Recoveries	1	2	6	24	––	33
Balance, June 30, 2017	$532	$845	$447	$291	$177	$2,292

Allocation:
Ending balance: individually evaluated for impairment	$—	$77	$—	$—	$—	$77
Ending balance: collectively evaluated for impairment	$532	$768	$447	$291	$177	$2,215

Loans:
Ending balance: individually evaluated for impairment	$129	$841	$—	$462	$—	$1,432
Ending balance: collectively evaluated for impairment	$51,732	$216,508	$75,158	$12,739	$—	$356,137

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month period ended June 30, 2016

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, April 1, 2016	$192	$702	$166	$236	$1,079	$2,375
Provision charged to expense	231	(278)	(15)	9	158	105
Losses charged off	—	—	—	(120)	––	(120)
Recoveries	74	3	12	16	––	105
Balance, June 30, 2016	$497	$427	$163	$141	$1,237	$2,465
Balance, January 1, 2016	$184	$597	$170	$113	$1,373	$2,437
Provision charged to expense	238	(177)	72	179	(136)	176
Losses charged off	(2)	––	(91)	(191)	––	(284)
Recoveries	77	7	12	40	––	136
Balance, June 30, 2016	$497	$427	$163	$141	$1,237	$2,465

Loans:
Ending balance: individually evaluated for impairment	$1	$1,368	$—	$—	$—	$1,369
Ending balance: collectively evaluated for impairment	$86,538	$167,149	$78,307	$15,459	$—	$347,453

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2016

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$11	$108	$––	$––	$––	$119
Ending balance: collectively evaluated for impairment	$484	$696	$591	$107	$344	$2,222

Loans:
Ending balance: individually evaluated for impairment	$3,148	$1,178	$––	$326	$––	$4,652
Ending balance: collectively evaluated for impairment	$71,366	$190,508	$76,154	$14,041	$––	$352,069

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

The following tables show the portfolio quality indicators.

	June 30, 2017
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$48,798	$213,161	$75,158	$12,739	$349,856
Special Mention	140	3,171	—	—	3,311
Substandard	2,923	1,017	—	462	4,402
Doubtful	—	—	—	—	—

	$51,861	$217,349	$75,158	$13,201	$357,569

	December 31, 2016
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$71,302	$187,255	$76,154	$14,041	$348,752
Special Mention	64	3,253	––	––	3,317
Substandard	3,148	1,178	––	326	4,652
Doubtful	––	––	––	––	––

	$74,514	$191,686	$76,154	$14,367	$356,721

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

For the Three and Six Months Ended June 30, 2017 and 2016

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of June 30, 2017

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$—	$97	$—	$90	$187	$75,383	$75,570
Commercial real estate	—	31	—	635	666	192,974	193,640
Residential	655	123	—	871	1,649	73,509	75,158
Installment	73	7	—	8	88	13,113	13,201
Total	$728	$258	$—	$1,604	$2,590	$354,979	$357,569

Loan Portfolio Aging Analysis

As of December 31, 2016

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$153	$105	$75	$49	$382	$74,132	$74,514
Commercial real estate	—	55	—	335	390	191,296	191,686
Residential	805	135	161	922	2,023	74,131	76,154
Installment	213	8	––	55	276	14,091	14,367
Total	$1,171	$303	$236	$1,361	$3,071	$353,650	$356,721

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

Impaired Loans

	As of June 30, 2017			For the three months ended June 30, 2017		For the six months ended June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$129	$129	$––	$131	$1	$128	$2
Commercial real estate	401	401	––	808	3	825	5
Residential	––	––	––	––	––	––	––
Installment	462	462	––	463	3	477	3
	992	992	––	1,402	7	1,430	10
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	3
Commercial real estate	440	440	77	489	6	498	12
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	—	––	—
	440	440	77	489	6	498	15

Total:
Commercial	$129	$129	$—	$131	$1	$128	$5
Commercial real estate	$841	$841	$77	$1,297	$9	$1,323	$17
Residential	$––	$––	$––	$—	$—	$—	$—
Installment	$462	$462	$––	$463	$3	$477	$3

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

Impaired Loans

	As of December 31, 2016			For the three months ended June 30, 2016		For the six months ended June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$2,975	$2,975	$––	$1	$––	$1	$––
Commercial real estate	658	766	––	875	9	884	17
Residential	––	––	––	––	––	––	––
Installment	326	326	––	––	––	––	––
	3,959	4,067	––	876	9	885	17
Loans with a specific valuation allowance:
Commercial	173	173	11	—	—	—	—
Commercial real estate	520	520	108	1,098	6	1,102	17
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	2	––	2
	693	693	119	1,098	8	1,102	19

Total:
Commercial	$3,148	$3,148	$11	$1	$—	$1	$—
Commercial real estate	$1,178	$1,286	$108	$1,973	$15	$1,986	$34
Residential	$326	$326	$—	$—	$—	$—	$—
Installment	$––	$––	$––	$—	$2	$—	$2

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	––	$––	$––
Commercial real estate	2	127	103
Residential	––	––	––
Installment	––	––	––

Three Months Ended June 30, 2017
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$––	$––	$––	$––
Commercial real estate	––	103	––	103
Residential	––	––	––	––
Consumer	––	––	––	––

Six Months ended June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	––	$––	$––
Commercial real estate	2	127	103
Residential	––	––	––
Installment	––	––	––

Six Months Ended June 30, 2017
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$––	$––	$––	$––
Commercial real estate	––	103	––	103
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

Three Months ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	––	$––	$––
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Three Months Ended June 30, 2016
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$––	$––	$––	$––
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

Six Months ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	––	$––	$––
Commercial real estate	2	85	85
Residential	––	––	––
Installment	––	––	––

Six Months Ended June 30, 2016
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$––	$––	$––	$––
Commercial real estate	––	85	––	85
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

During the six months ended June 30, 2017,and 2016 troubled debt restructurings described above increased the allowance for loan losses by 24,000 and $8,300, respectively. At June 30, 2017 and 2016 and for three and six month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)

Service cost	$68	$78	$136	$156
Interest cost	50	50	100	100
Expected return on assets	(90)	(86)	(180)	(172)
Amortization of prior service cost and net loss	(6)	(2)	(12)	(4)

Pension expense	$22	$40	$44	$80

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)

Commercial loans unused lines of credit	$25,629	$20,942
Commitment to originate loans	12,535	12,349
Consumer open end lines of credit	37,075	35,590

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)

Net unrealized loss on securities available-for-sale	$(108)	$(483)
Net unrealized loss for funded status of defined benefit plan liability	(205)	(205)

	(313)	(688)
Tax effect	107	234

Net-of-tax amount	$(206)	$(454)

Note 7:	Fair Value Measurements

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

For the Three and Six Months Ended June 30, 2017 and 2016

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
U.S. government agencies	$38,892	$––	$38,892	$––

December 31, 2016
U.S. government agencies	$38,514	$––	$38,514	$––
State and political subdivisions	1,252	––	1,252	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Collateral dependent impaired loans	$338	$––	$––	$338

December 31, 2016
Collateral dependent impaired loans	$3,435	$––	$––	$3,435
Foreclosed assets held for sale	249	––	––	249

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 6/30/17	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$338	Market comparable properties	Marketability discount	Not available

	Fair Value at 12/31/16	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$3,435	Market comparable properties	Marketability discount	Not available

Foreclosed assets held for sale	$249	Market comparable properties	Selling costs	10% – 35%

There were no significant changes in the valuation techniques used during 2017 and 2016.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017

Financial assets
Cash and cash equivalents	$20,784	$20,784	$––	$––
Loans, net of allowance	355,277	––	––	357,705
Federal Home Loan Bank stock	4,164	––	4,164	––
Accrued interest receivable	761	––	761	––

Financial liabilities
Deposits	373,915	––	345,718	––
Short term borrowings	12,989	––	12,989	––
Federal Home Loan Bank Advances	10,278	––	10,351	––
Subordinated debentures	4,124	––	3,435	––
Interest payable	81		81

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016

Financial assets
Cash and cash equivalents	$11,541	$11,541	$—	$––
Loans, net of allowance	354,380	—	––	355,753
Federal Home Loan Bank stock	4,164	––	4,164	––
Accrued interest receivable	840	––	840	––

Financial liabilities
Deposits	338,803	––	312,240	––
Short term borrowings	9,393	––	9,393	––
Federal Home Loan Bank Advances	39,855	––	40,120	––
Subordinated debentures	4,124	––	3,435	––
Interest payable	111	––	111	––

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2017 and December 31, 2016.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At June 30, 2017 and December 31, 2016, repurchase agreement borrowings totaled $12,989,000 and $9,393,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreement reflected in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity of the Agreement
	(In thousands)
June 30, 2017	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$12,989	$––	$––	$––	$12,989

Total	$12,989	$––	$––	$––	$12,989

December 31, 2016	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$9,393	$––	$––	$––	$9,393

Total	$9,393	$––	$––	$––	$9,393

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $17.5 million at June 30, 2017 and $13.0 million at December 31, 2016. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2017, as compared to December 31, 2016, and the results of operations for the three and six months ended June 30, 2017, compared to the same period in 2016. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported diluted earnings per share of $0.35 and net income of $1,766,000 for the six months ended June 30, 2017, as compared to $0.35 and $1,751,000 for the same period in 2016. The Company’s diluted earnings per share and net income for the three months ended June 30, 2017 was $0.18 and $916,000, as compared to $0.18 and $907,000 respectively for the prior year.

We are happy to report on the increase of the net interest income of our Company for the six months ended June 30, 2017. During this period, the Company’s net interest income increased by $285,000, or 3.9%, from the previous year. The primary driver of this increase of the Company’s net interest income was the increase in interest income on loans, which was up by $109,000, or 2.9%, year-over-year. The increase in the interest income that our Company realized is directly attributed to the focus that we had this past year on our lending platform. For the year, our Company had an increase in its average loans of $19.2 million or 5.7%. Our company was able to achieve this level of growth in its loans outstanding while maintaining its overall stability in credit quality. Year-over-year, the Company maintained very solid credit quality-related metrics by having nonaccrual loans and loans past due 30+ days decrease from a level of $2.81 million to $2.59 million, a decrease of $218,000. Further— net loans charged-off, excluding overdrafts, was $54,000 through June 30, 2017, which is a decrease of $46,000 from the previous year. At this present level, total past due and nonaccrual loans to gross loans is a very solid 0.72% versus 0.80% the prior year. Net charge offs to average loans was 0.06% for the six months ended June 30, 2017. The net interest income for our Company increased year-over-year even as we focused on growing retail core-deposits to fund our loan growth. Total deposits increased by $46.9 million, or 14.4%, to a level of $373.9 million as of June 30, 2017. The Company was able to control its overall interest expense levels by attracting lower cost funding alternatives. Overall, the Company saw its low cost retail funding (consisting of non-interest and interest bearing demand and savings deposits) comprise $35.8 million of its growth in retail deposits year-over-year. In addition, the Company’s time deposits, which consist of certificate of deposit or term funding, increased by $11.2 million for the same period. Even with the significant growth in retail core deposit funding, the Company had a decrease in its overall interest expense to average assets, which decreased on a year-over-year basis from 0.44% to 0.40%. This decrease in the overall cost of funding is attributed to the repricing of the Company’s $10.0 million in fixed rate advances with the Federal Home Loan Bank (FHLB). The Company forecasts additional reductions in the cost of its present wholesale funding, which consists of $10.0 million in fixed rate advances with the FHLB, over the remainder of the current year. By year-end, it is anticipated that these advances (which presently cost the Company 3.56%) will be paid off with the current liquidity the company has on its balance sheet. By paying off these present fixed rate advances with lower cost retail-based funding, the Company should realize additional savings or containment in its overall interest expense levels.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The noninterest income of the Company was down by $68,000 year-over-year. This decrease in the fee-based income of the Company is directly attributed to the service charges on deposit accounts decreasing by a like amount over the same period. On the noninterest expense-side of the net noninterest margin (and, as expected), the Company saw an increase in its overall noninterest expense levels. In anticipation of building its infrastructure for future growth, the Company saw its noninterest expense increase by $306,000 or 4.8%. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to our Company realizing higher levels of revenue in the coming quarters. Considering that most of this expense is “fixed,” we firmly believe that we should be able to drive higher levels of revenue without significantly adding to our overall noninterest expense levels in the short-term; therefore, enhancing our Company’s earnings and returns.

We are pleased to report that we are executing upon our growth strategy, Mission 2020, which calls for our Company to grow its assets (in a profitable fashion) to a level of $1.0 billion or greater by the end of 2020. Even though we realize that we have an extremely long way to go to achieve our ambitious growth goal, it is gratifying to see the organic growth that we achieved year-over-year. Although we will need to have a compounded annual growth rate of approximately twenty-three percent from the beginning of this year in order to achieve the level of growth envisioned under Mission 2020, we firmly believe that it is achievable with the present vision that we have (which includes both organic and acquisition-related growth). From an organic perspective this past year, our Company grew its assets $28.6 million, or 6.8%, to an overall level of $448.7 million as of June 30, 2017. As previously mentioned, most of this growth occurred in our Company’s higher-yielding loan portfolio, which enhanced the overall interest income that we realized. Also, as previously mentioned, the overall net interest income (or, revenue-line) of our Company increased year-over-year. Our Company was able to achieve this growth in net interest income with growth in both its loans outstanding and core deposit funding. As expected, we saw marginal growth in the net income that our Company realized year-over-year. After several years of containment, our Company saw its overall noninterest expense levels increase this past year as we continue to build for the future and support our overall mission for growth. Most of the increase in our noninterest expense levels occurred in the following areas: hiring additional loan origination personnel to drive the revenue of our Company; completing the renovation of our Main Office to support an enhanced loan origination platform; opening a new Loan Production Office in the Wheeling, West Virginia market to increase overall loan production and to introduce our Company to a new, highly desirable market; marketing expense relating to the prime retail deposit pricing that we have been successfully promoting; and, lastly, legal expenses relating to the upcoming renaming of our Company’s single bank charter, The Citizens Savings Bank. We anticipate this exciting, forward-thinking change will occur prior to year-end, which should help our Company brand much more effectively and better support our growth objective. We firmly believe that with our positioning over the course of the past year, our Company has high operating leverage which should allow us to enhance our revenue, while controlling our noninterest expense levels— thus, leading to higher earnings and returns over the course of the next twelve to eighteen months. We continue to have very solid credit quality metrics, which should have a positive impact on our earnings for the foreseeable future. In addition, we continue to have very robust capital levels, as evidenced by our overall equity to asset ratio of 9.72%, which will support our vision for growth in the intermediate term. Our Company continues to pay a very solid cash dividend, which totals $0.49 on a trailing twelve month (TTM) basis (including the $0.05 special dividend paid this past December), which produces at TTM Yield of 4.02% as of quarter-end. At this level, our Company’s cash dividend yield is significantly higher than that of the average bank in our country. With our recent focus of increasing the operating leverage and revenue of our Company, we firmly believe that we will continue to generate higher levels of net income and reward our shareholders by paying higher dividends and having appreciation in our market value. On a year-over-year basis, the market value of our Company’s stock increased by $2.23, or 25%, to a level of $12.20. Even though our market value has diminished somewhat from its year-end level, we believe that we are presently trading at a fair valuation, which is seventeen times earnings. Our number one focus continues to be growing our shareholders’ investment in our Company through profitable operations and strategic growth. In addition to driving the market value appreciation of our shareholders’ ownership, we will continue striving to reward our owners by paying a solid cash dividend. Overall, we are pleased with the performance of our Company and the direction that we are going. We are extremely optimistic about our future potential and look forward to realizing this upside potential in future periods!

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2017, gross loans were $357.6 million, compared to $356.7 million at December 31, 2016, an increase of $849,000 after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $3.0 million increase in commercial and commercial real estate loans a $996,000 decrease in residential loans and a $1.2 million decrease in installment loans since December 31, 2016.

Commercial and commercial real estate loans comprised 75.3% of total loans at June 30, 2017, compared to 74.6% at December 31, 2016. Commercial and commercial real estate loans have increased $3.0 million, or 1.1% since December 31, 2016. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the states of Ohio and West Virginia.

Installment loans represented 3.7% of total loans at June 30, 2017 and 4.0% at December 31, 2016. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $1.7 million, or 8.1%, since December 31, 2016. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 21.0% of total loans at June 30, 2017 and 21.4% at December 31, 2016, representing a decrease of $995,000, or 1.3% since December 31, 2016. As of June 30, 2017, the Bank has approximately $5.8 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $6.3 million at December 31, 2016. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At June 30, 2017, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.3 million at June 30, 2017, which represented 0.64% of total loans, and $2.3 million at December 31, 2016, or 0.71% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had net charge-offs of $99,000 for the six months ended June 30, 2017 $148,000 for the six months ended June 30, 2016.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2017 decreased approximately $874,000 from December 31, 2016 totals. The opportunities to reinvest these liquid funds have been limited due to the historical low interest rates available on replacement investments. The Company has been cautious not to extend out maturities in this low rate environment.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended June 30, 2017, total core deposits increased approximately $31.6 million, or 9.4%. The Company’s savings accounts decreased $404,000 or 0.5% from December 31, 2016 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $24.2 million or 11.9% while certificates of deposit under $250,000 increased by $7.8 million, or 15.1%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2017, certificates of deposit greater than $250,000 decreased $3.5 million or 10.4%, from December 31, 2016 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $894,000 million from December 31, 2016 totals.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Net Income

For the six months ended June 30, 2017 the Company reported net earnings of $1,766,000, compared to $1,751,000 for the six months ended June 30, 2016. On a per share basis, the Company’s diluted earnings were $0.35 for the six months ended June 30, 2017, as compared to $0.35 for the six months ended June 30, 2016.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income after provision for loan losses increased 5.8%, or $411,000 for the six months ended June 30, 2017 compared to the same period in 2016. As previously mentioned, the strong growth of loans was the driver for the increase in net interest income.

Provision for Loan Losses

Year-over-year, the Company maintained very solid credit quality-related metrics by having nonaccrual loans and loans past due 30+ days decrease from a level of $2.81 million to $2.59 million, a decrease of $218,000. Net loans charged-off, excluding overdrafts, was $54,000 through June 30, 2017, which is a decrease of $46,000 from the previous year. At this present level, total past due and nonaccrual loans to gross loans is a very solid 0.72% versus 0.80% the prior year. Net charge offs to average loans was 0.06% for the six months ended June 30, 2017. Overall, with the improvement in credit quality, the Company decreased the provision for loan losses which was $50,000 for the six months ended June 30, 2017 compared to $176,000 for the six months ended June 30, 2016, a decrease of $126,000 or 71.6%.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts decreased by $72,000 for the six months ended June 30, 2017 as compared to the same period in 2016.

Noninterest Expense

Noninterest expense increased on a year-over-year basis by $306,000 or 4.8%. Our Company is embarking upon a new period, whereby our exclusive focus is to grow our assets in a profitable fashion that will produce consistent and increasing earnings. This vision, which is called Mission 2020, sets the course for our Company to grow its assets to a level of $1.0 billion, or greater, by the end of 2020. In order to achieve this ambitious growth plan, we will need to continue focusing on being operationally efficient, while taking on higher levels of non-interest expense to support an origination platform that will drive the organic growth of our Company. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to our Company realizing higher levels of revenue in the coming quarters.

Federal Income Taxes

The provision for federal income taxes was $784,000 for the six months ended June 30, 2017, an increase of $22,000 compared to the same period in 2016. The effective tax rate was 30.7% and 30.3% for the six months ended June 30, 2017 and 2016, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Net Income

For the three months ended June 30, 2017 the Company reported net earnings of $916,000, compared to $907,000 for the three months ended June 30, 2016. On a per share basis, the Company’s diluted earnings were $0.18 for the three months ended June 30, 2017, as compared to $0.18 for the three months ended June 30, 2016.

Net Interest Income

Net interest income increased less that 2.5%, or $102,000 for the three months ended June 30, 2017 compared to the same period in 2016. This increase was mainly driven by an increase in loan interest income of $109,000 or 2.9% for the three months ended June 30, 2017 over the same period in 2016.

Provision for Loan Losses

The provision for loan losses was $25,000 for the three months ended June 30, 2017, compared to $105,000 for the same period in 2016. As previously discussed, the decrease in the provision for loan losses was primarily due to the overall improvement in the Company’s credit quality.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts decreased by $36,000 for the three months ended June 30, 2017 as compared to the same period in 2016. While the number of transaction accounts has not changed much year over year, the volume of service charges decreased related to overdraft fees.

Noninterest Expense

Noninterest expense was $3.4 million for the three months ended June 30, 2017, an increase of $114,000, compared to the three months ended June 30, 2016. Salaries and employee benefit expense increased $124,000, or 7.3%, for the three month period ended June 30, 2017, compared to the same period in 2016. As previously mentioned our Company is embarking upon a new period, whereby our exclusive focus is to grow our assets in a profitable fashion that will produce consistent and increasing earnings.

Federal Income Taxes

The provision for federal income taxes was $415,000 for the three months ended June 30, 2017, an increase of $26,000 compared to the same period in 2016. The effective tax rate was 31.2% and 30.01% for the three months ended June 30, 2017 and 2016, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $43.7 million at June 30, 2017 compared to $42.6 million at December 31, 2016, a $1,012,000 increase. Total stockholders’ equity in relation to total assets was 9.73% at June 30, 2017 and 9.73% at December 31, 2016. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

As of June 30, 2017, the Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	11.99%
Tier 1 capital ratio	13.11%
Total capital ratio	13.75%
Leverage ratio	10.63%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2016, filed on March 20, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet Be
	Shares (or Units)	Average Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share (or Unit)	Or Programs	Plans or Programs

Month #1 4/1/2016 to 4/30/2016	––	––	––	––
Month #2 5/1/2016 to 5/31/2016	3,626	12.10	––	––
Month #3 6/1/2016 to 6/30/2016	––	––	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. On May 11, 2017, the Plan purchased a total of 3,626 common shares for participant accounts. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

/s/United Bancorp, Inc.

Date: August 11, 2017	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 11, 2017	By:	/s/Randall M. Greenwood
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

