Form 10-Q
period 2017-09-30
UNITED BANCORP INC /OH/
filed 2017-11-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐       No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 3, 2017, 5,435,304 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets
Cash and due from banks	$4,692	$4,233
Interest-bearing demand deposits	18,416	7,308
Cash and cash equivalents	23,108	11,541
Available-for-sale securities	39,129	39,766
Loans, net of allowance for loan losses of $2,195 and $2,341 at September 30, 2017 and December 31, 2016, respectively	358,194	354,380
Premises and equipment	11,867	11,884
Federal Home Loan Bank stock	4,164	4,164
Foreclosed assets held for sale, net	434	335
Accrued interest receivable	913	840
Deferred income taxes	823	850
Bank-owned life insurance	12,049	11,822
Other assets	3,830	2,436
Total assets	$454,511	$438,018

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$233,642	$203,745
Savings	81,770	81,825
Time	65,439	53,233
Total deposits	380,851	338,803
Securities sold under repurchase agreements	16,188	9,393
Federal Home Loan Bank advances	5,257	39,855
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	3,975	3,202
Total liabilities	410,395	395,377
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 2017 –5,435,304 shares, 2016 – 5,425,304 shares; outstanding 2017 – 5,429,560, 2016 - 5,208,051	5,435	5,425
Additional paid-in capital	17,983	18,024
Retained earnings	23,404	22,483
Stock held by deferred compensation plan; 2017 –180,623 shares, 2016 – 211,509 shares	(1,616)	(1,880)
Unearned ESOP compensation	(830)	(911)
Accumulated other comprehensive loss	(214)	(454)
Treasury stock, at cost 2017 –5,744 shares, 2016 – 5,744 shares	(46)	(46)
Total stockholders’ equity	44,116	42,641
Total liabilities and stockholders’ equity	$454,511	$438,018

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$4,345	$4,014	$12,457	$11,931
Taxable securities	118	85	330	237
Non-taxable securities	—	18	7	67
Federal funds sold	68	7	115	30
Dividends on Federal Home Loan Bank stock and other	55	42	151	126
Total interest and dividend income	4,586	4,166	13,060	12,391
Interest expense
Deposits
Demand	144	34	331	91
Savings	9	9	28	27
Time	182	140	500	453
Borrowings	114	249	466	773
Total interest expense	449	432	1,325	1,344
Net interest income	4,137	3,734	11,735	11,047
Provision for loan losses	25	131	75	307
Net interest income after provision for loan losses	4,112	3,603	11,660	10,740
Noninterest income
Service charges on deposit accounts	633	667	1,862	1,968
Realized gains on sales of loans	44	25	88	68
Other income	215	364	643	789
Total noninterest income	892	1,056	2,593	2,825
Noninterest expense
Salaries and employee benefits	1,799	1,835	5,391	5,185
Net occupancy and equipment expense	529	507	1,562	1,388
Professional services	145	175	573	555
Insurance	91	60	230	165
Deposit insurance premiums	53	63	141	169
Franchise and other taxes	97	76	277	244
Advertising	108	86	317	237
Stationery and office supplies	24	28	93	85
Net realized loss on sale of other real estate and repossessions	16	6	12	16
Other expenses	594	509	1,571	1,694
Total noninterest expense	3,456	3,345	10,167	9,738
Income before federal income taxes	1,548	1,314	4,086	3,827
Federal income taxes	548	386	1,320	1,148
Net income	$1,000	$928	$2,766	$2,679

EARNINGS PER COMMON SHARE
Basic	$0.20	$0.18	$0.56	$0.54
Diluted	$0.20	$0.18	$0.55	$0.53
DIVIDENDS PER COMMON SHARE	$0.12	$0.11	$0.34	$0.31

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$1,000	$928	$2,766	$2,679

Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities during the period, net of taxes (benefits) of $(4), $(3), $123 and $1 for each respective period	(8)	(6)	240	2

Comprehensive income	$992	$922	$3,006	$2,681

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Operating Activities
Net income	$2,766	$2,679
Items not requiring (providing) cash
Depreciation and amortization	683	601

Expense related to share based compensation plans	104	103
Provision for loan losses	75	307
Provision for losses on foreclosed real estate	—	6
Bank-owned life insurance	(227)	(233)
Accretion of premiums and discounts on securities, net	—	(1)
Originations of loans held for sale	(3,772)	(3,294)
Proceeds from sale of loans held for sale	3,860	3,362
Realized gains on sales of loans	(88)	(68)
Amortization of ESOP	210	165
Realized losses on sales of other real estate and repossessed assets	12	16
Realized gains on sale of Bankers Bancshares, Inc.	—	(162)
Amortization of mortgage servicing rights	5	9
Net change in accrued interest receivable and other assets	(1,660)	(286)
Net change in accrued expenses and other liabilities	773	(309)

Net cash provided by operating activities	2,741	2,895

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	7,249	23,827
Purchases	(6,248)	(21,000)
Proceeds from sale of available-for-sale securities	—	—
Securities held to maturity:
Maturities, prepayments and calls	—	—
Net change in loans	(3,909)	(21,250)
Proceeds from sale of Great Lake Bankers Bank stock	—	208
Purchases of premises and equipment	(674)	(1,959)
Proceeds from sale of other real estate and repossessed assets and premise and equipment	9	70

Net cash used by investing activities	(3,573)	(20,104)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Financing Activities
Net change in deposits	$42,048	$4,490
Net change in short-term borrowings	6,795	7,863
Net change in Federal Home Loan Bank overnight borrowings	(19,500)	13,200
Repayments of long-term borrowings	(15,098)	(6,125)
Cash dividends paid on common stock	(1,846)	(1,673)

Net cash provided by financing activities	12,399	17,755

Increase (Decrease) in Cash and Cash Equivalents	11,567	546
Cash and Cash Equivalents, Beginning of Period	11,541	12,701

Cash and Cash Equivalents, End of Period	$23,108	$13,247

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,370	$1,362

Federal income taxes paid	$448	$1,007

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2017, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2016 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank. Prior to October 10, 2017 The Company’s wholly-owned subsidiary was The Citizens Savings Bank of Martins Ferry, Ohio (“the Bank” or “Citizens”). The Bank operated two divisions, The Community Bank, a division of The Citizens Savings Bank and The Citizens Bank, a division of The Citizens Savings Bank. As of October 10, 2017 the name of the Citizens Savings Bank was changed to Unified Bank. All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income, and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers of Unified Bank are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson, and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio, and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Amesville, Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Glouster, Jewett, Lancaster, Nelsonville, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, and Tiltonsville, Ohio. Unified Bank also operates a Loan Production office in Wheeling, West Virginia. The Company’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate and are not considered “sub prime” type loans. The targeted lending areas of our Bank operations encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s branch locations.

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Basic
Net income	$1,000	$928	$2,766	$2,679
Dividends on non-vested restricted stock	(9)	(20)	(26)	(48)
Net income allocated to stockholders	$991	$908	$2,740	$2,631
Weighted average common shares outstanding	4,882,238	4,944,328	4,855,305	4,895,371
Basic earnings per common share	$0.20	$0.18	$0.56	$0.54

Diluted
Net income allocated to stockholders	$991	$908	$2,740	$2,631
Weighted average common shares outstanding for basic earnings per common share	4,882,238	4,944,328	4,855,305	4,895,371
Add: Dilutive effects of assumed exercise of stock options and restricted stock	127,093	116,277	128,093	116,276
Average shares and dilutive potential common shares	5,009,331	5,060,605	4,983,395	5,011,647

Diluted earnings per common share	$0.20	$0.18	$0.55	$0.53

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

ASU No. 2017-07 was issued in March 2017 and applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The Company assessed ASU 2017-07 and does not expect a significant impact on its accounting and disclosures.

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15 "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company assessed ASU 2016-15 and does not expect a significant impact on its accounting and disclosures.

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

For the Three and Nine Months Ended September 30, 2017 and 2016

Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to work with an outside vendor to begin developing and implementing processes during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

ASU No. 2016-01 was issued in January 2016 and applies to all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instruments specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity instruments that exist as of the date of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. The Company is continuing to assess the impact of ASC 2016-01 on its fair value and other disclosure requirements. The current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 16.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. Originally, the amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. In July 2015, the FASB extended the implementation date to annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non interest income. ASU 2014-09 may require the Company to change how it recognizes certain revenue streams related to the non interest income and additional disclosures will be required. The Company continues to follow the guidance of the FASB and the Transition Resource Group for Revenue Recognition related to non interest income and expects the adoption of ASU 2014-09 on January 1, 2018 will not have a material impact on its results of operations and financial condition.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2017
U.S. government agencies	$39,249	$—	$(120)	$39,129

	$39,249	$—	$(120)	$39,129

Available-for-sale Securities:
December 31, 2016:
U.S. government agencies	$39,000	$—	$(486)	$38,514
State and political subdivisions	1,249	3	—	1,249

	$40,249	$3	$(486)	$39,766

The amortized cost and fair value of available-for-sale securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(in thousands)
One to five years	39,249	39,129

Totals	$39,249	$39,129

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $36.1 and $27.9 million at September 30, 2017 and December 31, 2016, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2017 and December 31, 2016, was $6.0 million and $38.5 million, which represented approximately 15.3% and 96.6%, respectively, of the Company’s available-for-sale portfolio.

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

For the Three and Nine Months Ended September 30, 2017 and 2016

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

September 30, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$30,154	$(94)	$8,975	$(26)	$39,129	$(120)

December 31, 2016
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$38,514	$(486)	$—	$—	$38,514	$(486)

The unrealized losses on the Company’s investments in U.S. Government agency were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely the Company will be required or need to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

There were no available-for–sale investment sales for the nine months ended September 30, 2017 and 2016. There were no investment sales for the three months ended September 30, 2017 and 2016.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2017	2016
	(In thousands)

Commercial loans	$75,288	$74,514
Commercial real estate	195,727	191,686
Residential real estate	76,501	76,154
Installment loans	12,873	14,367

Total gross loans	360,389	356,721

Less allowance for loan losses	(2,195)	(2,341)

Total loans	$358,194	$354,380

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2017

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, July 1, 2017	$532	$845	$447	$291	$177	$2,292
Provision charged to expense	(26)	13	1	43	(6)	25
Losses charged off	(30)	(59)	(6)	(40)	—	(135)
Recoveries	—	1	1	11	—	13

Balance, September 30, 2017	$476	$800	$443	$305	$171	$2,195

Balance, January 1, 2017	$495	$804	$591	$107	$344	$2,341
Provision charged to expense	10	57	(149)	330	(173)	75
Losses charged off	(30)	(64)	(6)	(167)	—	(267)
Recoveries	1	3	7	35	—	46

Balance, September 30, 2017	$476	$800	$443	$305	$171	$2,195
Ending balance: individually evaluated for impairment	$3	$120	$—	$—	$—	$123
Ending balance: collectively evaluated for impairment	$473	$680	$443	$305	$171	$2,072

Loans:
Ending balance: individually evaluated for impairment	$95	$661	$—	$305	$—	$1,061
Ending balance: collectively evaluated for impairment	$75,193	$195,066	$76,501	$12,568	$—	$359,328

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2016

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, July 1, 2016	$497	$427	$163	$141	$1,237	$2,465
Provision charged to expense	(272)	246	11	41	105	131
Losses charged off	—	(108)	(24)	(53)	—	(185)
Recoveries	1	14	10	18	—	43

Balance, September 30, 2016	$226	$579	$160	$147	$1,342	$2,454

Balance, January 1, 2016	$184	$597	$170	$113	$1,373	$2,437
Provision charged to expense	(34)	69	83	220	(31)	307
Losses charged off	(2)	(108)	(115)	(244)	—	(469)
Recoveries	78	21	22	58	—	179

Balance, September 30, 2016	$226	$579	$160	$147	$1,342	$2,454
Ending balance: individually evaluated for impairment	$—	$156	$—	$—	$—	$156
Ending balance: collectively evaluated for impairment	$226	$423	$160	$147	$1,342	$2,298

Loans:
Ending balance: individually evaluated for impairment	$19	$1,340	$—	$—	$—	$1,359
Ending balance: collectively evaluated for impairment	$89,801	$167,177	$77,469	$14,836	$—	$349,283

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2016

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$11	$108	$—	$—	$—	$119
Ending balance: collectively evaluated for impairment	$484	$696	$591	$107	$344	$2,222

Loans:
Ending balance: individually evaluated for impairment	$3,148	$1,178	$—	$326	$—	$4,652
Ending balance: collectively evaluated for impairment	$71,366	$190,508	$76,154	$14,041	$—	$352,069

The following tables show the portfolio quality indicators.

	September 30, 2017
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$72,464	$191,761	$76,501	$12,567	$353,293
Special Mention	32	3,131	—	—	3,163
Substandard	2,792	835	—	306	3,933
Doubtful	—	—	—	—	—

	$75,288	$195,727	$76,501	$12,873	$360,389

	December 31, 2016
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$71,302	$187,255	$76,154	$14,041	$348,752
Special Mention	64	3,253	—	—	3,317
Substandard	3,148	1,178	—	326	4,652
Doubtful	—	—	—	—	—

	$74,514	$191,686	$76,154	$14,367	$356,721

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

Loan Portfolio Aging Analysis

As of September 30, 2017

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$194	$16	$—	$72	$282	$75,006	$75,288
Commercial real estate	163	—	—	487	650	195,077	195,727
Residential	840	89	—	733	1,662	74,839	76,501
Installment	74	—	—	5	79	12,794	12,873

Total	$1,271	$105	$—	$1,297	$2,673	$357,716	$360,389

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Loan Portfolio Aging Analysis

As of December 31, 2016

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$153	$105	$75	$49	$382	$74,132	$74,514
Commercial real estate	—	55	—	335	390	191,296	191,686
Residential	805	135	161	922	2,023	74,131	76,154
Installment	213	8	—	55	276	14,091	14,367

Total	$1,171	$303	$236	$1,361	$3,071	$353,650	$356,721

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Impaired Loans

	As of September 30, 2017			For the three months ended September 30, 2017		For the nine months ended September 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$64	$64	$—	$65	$—	$62	$2
Commercial real estate	180	180	—	592	3	607	8
Residential	—	—	—	—	—	—	—
Installment	306	306	—	306	—	313	3
	550	550	—	963	3	982	13

Loans with a specific valuation allowance:
Commercial	30	30	3	30	4	97	7
Commercial real estate	481	481	120	535	2	496	14
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	511	511	123	565	6	593	21

Total:
Commercial	$94	$94	$3	$95	$4	$159	$9
Commercial real estate	$661	$661	$120	$1,127	$5	$1,103	$22
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$306	$306	$—	$306	$—	$313	$3

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Impaired Loans

	As of December 31, 2016			For the three months ended September 30, 2016		For the nine months ended September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$2,975	$2,975	$—	$19	$—	$19	$—
Commercial real estate	658	766	—	1,219	15	1,228	32
Residential	—	—	—	—	—	—	—
Installment	326	326	—	—	—	—	—
	3,959	4,067	—	1,238	15	1,247	32

Loans with a specific valuation allowance:
Commercial	173	173	11	—	—	—	—
Commercial real estate	520	520	108	757	4	769	21
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	2
	693	693	119	757	4	769	23

Total:
Commercial	$3,148	$3,148	$11	$19	$—	$19	$—
Commercial real estate	$1,178	$1,286	$108	$1,976	$19	$1,997	$53
Residential	$326	$326	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$2

Interest income recognized on a cash basis was not materially different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

	Three Months ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	2	$40	$40
Commercial real estate	1	62	62
Residential	—	—	—
Installment	—	—	—

	Three Months ended September 30, 2017
	Interest Only	Term	Combination	Total Modification
		(In thousands)

Commercial	$—	$40	$—	$40
Commercial real estate	—	62	—	62
Residential	—	—	—	—
Consumer	—	—	—	—

	Nine Months ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	2	$40	$40
Commercial real estate	3	189	165
Residential	—	—	—
Installment	—	—	—

	Nine Months Ended September 30, 2017
	Interest Only	Term	Combination	Total Modification
		(In thousands)

Commercial	$—	$40	$—	$40
Commercial real estate	—	165	—	165
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	1	$17	$17
Commercial real estate	1	29	29
Residential	—	—	—
Installment	—	—	—

	Three Months Ended September 30, 2016
	Interest Only	Term	Combination	Total Modification
		(In thousands)

Commercial	$—	$17	$—	$17
Commercial real estate	—	29	—	29
Residential	—	—	—	—
Consumer	—	—	—	—

	Nine Months ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	1	$17	$17
Commercial real estate	3	115	115
Residential	—	—	—
Installment	—	—	—

	Nine Months Ended September 30, 2016
	Interest Only	Term	Combination	Total Modification
		(In thousands)

Commercial	$—	$17	$—	$17
Commercial real estate	—	115	—	115
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

During the nine the months ended September 30, 2017, troubled debt restructurings described above increased the allowance for loan losses by $20,000. During the nine the months ended September 30, 2016, troubled debt restructurings described above increased the allowance for loan losses by $8,000. At September 30, 2017 and 2016 and for three and nine month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)

Service cost	$68	$78	$204	$234
Interest cost	50	50	150	150
Expected return on assets	(90)	(86)	(270)	(258)
Amortization of prior service cost and net loss	(6)	(2)	(18)	(6)

Pension expense	$22	$40	$66	$120

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)

Commercial loans unused lines of credit	$23,429	$20,942
Commitment to originate loans	11,887	12,349
Consumer open end lines of credit	37,567	35,590

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)

Net unrealized loss on securities available-for-sale	$(120)	$(483)
Net unrealized loss for funded status of defined benefit plan liability	(205)	(205)

	(325)	(688)
Tax effect	111	234

Net-of-tax amount	$(214)	$(454)

Note 7:	Fair Value Measurements

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
U.S. government agencies	$39,129	$—	$39,129	$—

December 31, 2016
U.S. government agencies	$38,514	$—	$38,514	$—
State and political subdivisions	1,252	—	1,252	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
Collateral dependent impaired loans	$363	$—	$—	$363
Foreclosed assets held for sale	174	—	—	174

December 31, 2016
Collateral dependent impaired loans	$3,435	$—	$—	$3,435
Foreclosed assets held for sale	249	—	—	249

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 9/30/17	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$363	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	174	Market comparable properties	Marketability discount	10% – 15%

	Fair Value at 12/31/16	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$3,435	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	$249	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

There were no significant changes in the valuation techniques used during 2017.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017

Financial assets
Cash and cash equivalents	$23,108	$23,108	$—	$—
Loans, net of allowance	358,194	—	—	361,023
Federal Home Loan Bank stock	4,164	—	4,164	—
Accrued interest receivable	913	—	913	—

Financial liabilities
Deposits	380,851	—	351,459	—
Short term borrowings	16,188	—	16,188	—
Federal Home Loan Bank Advances	5,257	—	5,281	—
Subordinated debentures	4,124	—	3,435	—
Interest payable	66	—	66	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016

Financial assets
Cash and cash equivalents	$11,541	$11,541	$—	$—
Loans, net of allowance	354,380	—	—	355,753
Federal Home Loan Bank stock	4,164	—	4,164	—
Accrued interest receivable	840	—	840	—

Financial liabilities
Deposits	338,803	—	312,240	—
Short term borrowings	9,393	—	9,393	—
Federal Home Loan Bank Advances	39,855	—	40,120	—
Subordinated debentures	4,124	—	3,435	—
Interest payable	111	—	111	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2017 and December 31, 2016.

Note 8:     Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At September 30, 2017 and December 31, 2016, repurchase agreement borrowings totaled $16,188,000 and $9,393,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity of the Agreement
	(In thousands)
September 30, 2017	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements

U.S. government agencies	$16,188	$—	$—	$—	$16,188

Total	$16,188	$—	$—	$—	$16,188

December 31, 2016	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements

U.S. government agencies	$9,393	$—	$—	$—	$9,393

Total	$9,393	$—	$—	$—	$9,393

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $17.8 million at September 30, 2017 and $13.0 million at December 31, 2016. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 2.

The following discusses the financial condition of the Company as of September 30, 2017, as compared to December 31, 2016, and the results of operations for the three and nine months ended September 30, 2017, compared to the same period in 2016. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported diluted earnings per share of $0.55 and net income of $2,766,000 for the nine months ended September 30, 2017, as compared to $0.53 and $2,679,000 for the same period in 2016. The Company’s diluted earnings per share and net income for the three months ended September 30, 2017 was $0.20 and $1,000,000 as compared to $0.18 and $928,000 respectively for the prior year, an increase of 11.1% in diluted earnings per share.

We are happy to report on the increase of the net interest income of our Company for the nine months ended September 30, 2017. During this period, the Company’s net interest income increased by $688,000, or 6.2%, from the previous year. The primary driver of this increase of the Company’s net interest income was the increase in interest income on loans, which was up by $508,000, or 4.5%, year-over-year. The increase in the interest income that our Company realized is directly attributed to the focus that we had on enhancing our lending platform over the course of the past year. For the year, our Company had an increase in its average loans of $14.2 million or 4.1%. Our company was able to achieve this level of growth in its loans outstanding while maintaining its overall stability in credit quality. Year-over-year, the Company continued to have very solid credit quality-related metrics supported by nonaccrual loans and loans past due 30+ days decreasing from a level of $2.75 million to $2.67 million, a decline of $80,000. Further— net loans charged off, excluding overdrafts, was $154,000 through September 30, 2017, which is a decrease of $48,000 from the previous year. At this present level, total past due and nonaccrual loans to gross loans is a very solid 0.70%, versus 0.80% the prior year. In addition, net charge offs to average loans was 0.06% for the nine months ended September 30, 2017. The net interest income for our Company increased year-over-year even as we focused on growing retail core deposits to fund our loan growth. Total deposits increased by $52.7 million, or 16.1%, to a level of $380.9 million as of September 30, 2017. The Company was able to control its overall interest expense levels by attracting lower-cost funding alternatives. Overall, the Company saw low-cost retail funding (consisting of non-interest and interest bearing demand and savings deposits) comprise $41.2 million of its growth in retail deposits year-over-year. In addition, the Company’s time deposits, which consist of certificate of deposit or term funding, increased by $11.6 million for the same period. Even with the above-peer growth in retail core deposit funding, the Company had a decrease in its overall interest expense to average assets, which decreased on a year-over-year basis from 0.43% to 0.40%. This decrease in the overall cost of funding is directly attributed to the repricing of $15.0 million of the Company’s fixed rate advances from the Federal Home Loan Bank (FHLB). The Company forecasts additional reductions in the cost of its present wholesale funding, which consists of an additional $5.0 million fixed rate advance with the FHLB, in the fourth quarter. By year-end, this FHLB advance (which presently costs the Company 3.08%) will be paid off with the current liquidity the company has on its balance sheet. By paying off this fixed rate advance with lower cost retail-based funding, the Company should realize additional savings or containment in its overall interest expense levels.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Noninterest income of the Company was down by $232,000 year-over-year. The majority of this decrease in noninterest income is related to a $162,000 non-recurring gain that the Company realized on the sale of Bankers Bancshares, Inc. stock during 2016. On the noninterest expense-side of the net noninterest margin (and, as budgeted), the Company saw an increase in its overall noninterest expense levels after several years of decline. The Company saw its noninterest expense increase by $429,000 or 4.4%. Most of the increase in our noninterest expense was related to personnel-related expenses on the production-side and expenses related to our expansion into the Wheeling, West Virginia market with our new Loan Production Office, which should lead to our Company realizing higher levels of revenue as we have begun to see in the most recently completed quarter. Considering that most of this expense is “fixed,” we firmly believe that we should be able to drive higher levels of revenue without significantly adding to our overall noninterest expense levels in the short-term; therefore, enhancing our Company’s earnings and returns.

We are pleased to report that we are executing upon our growth strategy, Mission 2020, which calls for our Company to grow its assets (in a profitable fashion) to a level of $1.0 billion or greater by the end of 2020. Even though we realize that we have an extremely long way to go in order to achieve our ambitious growth goal, it is gratifying to see the organic growth that we achieved year-over-year. Although we will need to have a compounded annual growth rate of approximately twenty-three percent from the beginning of this year to achieve the level of growth envisioned under Mission 2020, we firmly believe that it is achievable with the present vision that we have (which includes both organic and acquisition-related growth). From an organic perspective this past year, our Company grew its assets $29.0 million, or 6.8%, to an overall level of $455.0 million as of September 30, 2017. As previously mentioned, most of this growth in assets occurred in our Company’s higher-yielding loan portfolio, which enhanced the overall interest income that we realized. As previously mentioned, the overall net interest income realized by our Company increased year-over-year. Our Company was able to achieve this increase in net interest income by growing both its loans outstanding and core deposit funding. As expected, we saw marginal growth in the net income that our Company produced in the first two quarters of this year and we are extremely pleased to see that our earnings growth level is back to double digits on a percentage basis in the third quarter. After several years of containment, our Company saw its overall noninterest expense levels increase this past year as we continue to build for the future and support our overall mission for growth. Most of the increase in our noninterest expense levels occurred in the following areas: hiring additional loan origination personnel to drive the revenue of our Company; completing the renovation of our Main Office to support an enhanced loan origination platform; reorganizing and enhancing our Information Technology function to better manage risk and serve our valued customers; opening a new Loan Production Office in the Wheeling, West Virginia market to increase overall loan production and to introduce our Company to a new, highly desirable market; marketing expense relating to the prime retail deposit pricing that we have been successfully promoting; and, lastly, legal and other expenses related to the renaming of our Company’s single bank charter. Regarding the renaming of our single bank charter and as previously announced in the third quarter, The Citizens Savings Bank and its two divisions— The Citizens Bank and The Community Bank— were renamed to Unified Bank, which became effective on October 10, 2017. Renaming our bank-level charter, Unified Bank, will allow us to establish a more effective brand and better support our envisioned growth objective. We firmly believe with our positioning over the course of the past year, our Company has high operating leverage which should allow us to enhance our revenue, while controlling our noninterest expense levels— thus, leading to higher earnings and returns over the course of the next twelve to eighteen months. We continue to have very solid credit quality metrics, which should have a positive impact on our earnings for the foreseeable future. In addition, we continue to have very robust capital levels, as evidenced by our overall equity to asset ratio of 9.71%, which will support our vision for growth in the intermediate term. Our Company continues to pay a very solid cash dividend, which totals $0.50 on a trailing twelve month (TTM) basis (including the $0.05 special dividend paid this past December), which produces at TTM Yield of 4.2% as of quarter-end. At this level, our Company’s cash dividend yield is significantly higher than that of the average bank in our country. With our recent focus of increasing the operating leverage and revenue of our Company, we firmly believe that we will continue to generate higher levels of net income and reward our shareholders by paying higher dividends and having further appreciation in our market value. Our number one focus continues to be growing our shareholders’ investment in our Company through profitable operations and strategic growth. In addition to driving the market value appreciation of our shareholders’ ownership, we will continue striving to reward our owners by paying a solid cash dividend. Overall, we are pleased with the performance of our Company and the direction that we are going. We are extremely optimistic about our future potential and look forward to realizing this upside potential in future periods!

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2017, gross loans were $360.4 million, compared to $356.6 million at December 31, 2016, an increase of $3.8 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $4.8 million increase in commercial and commercial real estate loans a $347,000 increase in residential loans and a $1.5 million decrease in installment loans since December 31, 2016.

Commercial and commercial real estate loans comprised 75.2% of total loans at September 30, 2017, compared to 74.6% at December 31, 2016. Commercial and commercial real estate loans have increased $4.8 million, or 2.0% since December 31, 2016. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the state of Ohio and West Virginia. During the third quarter of 2016, the Company opened up a Loan Production office in Wheeling, West Virginia. It is anticipated this market will provide the Company with continued strong loan growth opportunities.

Residential real estate loans were 21.2% of total loans at September 30, 2017 and 21.4% at December 31, 2016, representing an increase of $347,000 since December 31, 2016. As of September 30, 2017, the Bank has approximately $5.4 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $6.3 million at December 31, 2016. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At September 30, 2017, the Company did not hold any loans for sale.

Installment loans represented 3.6% of total loans at September 30, 2017 and 4.0% at December 31, 2016. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $1.5 million, or 10.4%, since December 31, 2016. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations. The strategic direction of the Company is not to grow installment based loans at this time.

The allowance for loan losses totaled $2.2 million at September 30, 2017, which represented 0.61% of total loans, and $2.3 million at December 31, 2016, or 0.66% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2017 were approximately $221,000, compared to $290,000 during the same period in 2016.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2017 decreased approximately $637,000 from December 31, 2016 totals. The Company has invested in shorter duration securities to reinvest liquid funds.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2017, total core deposits increased approximately $38.2 million, or 11.3%. The Company’s savings accounts decreased $55,000 or less than 1.0% from December 31, 2016 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $29.9 million or 14.7% while certificates of deposit under $100,000 increased by $8.4 million, or 16.2%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2017, certificates of deposit greater than $100,000 increased $3.8 million from December 31, 2016 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $6.8 million from December 31, 2016 totals. At September 30, 2017, FHLB advances totaled $5.3 million compared to $39.9 million at December 31, 2016. During 2017, the Company paid off FHLB overnight borrowings of $19.5 million and $15.0 million of fixed rate advances that matured with the excess deposits growth during the same period. The Company’s last fixed rate advance of $5.0 million matures in the fourth quarter and it is anticipated the Company will use its excess liquidity at the Federal Reserve Bank to pay off this advance.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Net Income

For the nine months ended September 30, 2017 the Company reported net earnings of $2,766,000, compared to $2,679,000 for the nine months ended September 30, 2016. On a per share basis, the Company’s diluted earnings were $0.55 for the nine months ended September 30, 2017, as compared to $0.53 for the nine months ended September 30, 2016.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 6.2%, or $688,000 for the nine months ended September 30, 2017 compared to the same period in 2016. The earnings improvement of our Company for the nine months ended September 30, 2017 is reflective of the growth in loan related earning assets

Provision for Loan Losses

Non-accrual loans were decreased $102,000 to a level of $1.3 million as of September 30, 2017. With the decrease in the level of non accrual loans and loans past due 30 plus days, the level of risk in loss exposure has decreased since December 31, 2016. Net loans charged off were $221,000 or 0.06% of average loans. The Company decreased the provision for loan losses which was $307,000 for the nine months ended September 30, 2016 compared to $75,000 for the nine months ended September 30, 2017, a decrease of $232,000.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts decreased by $106,000 for the nine months ended September 30, 2017 as compared to the same period in 2016.

Noninterest Expense

Noninterest expense increased on a year-over-year basis by $429,000 or 4.4%. Salaries and employee benefit expense increased $206,000, or 4.0%, for the nine month period ended September 30, 2017, compared to the same period in 2016. Part of this increase in salaries and employee benefit expense is attributed to the increase in lending personnel that have driven the solid growth in loan production. Net occupancy and equipment expense increased $174,000 or 12.5%, for the nine month period ended September 30, 2017, compared to the same period in 2016. As previously discussed, the Company opened up a Loan Production Office in Wheeling West Virginia during 2016.

Federal Income Taxes

The provision for federal income taxes was $1,320,000 for the nine months ended September 30, 2017, an increase of $172,000 compared to the same period in 2016. The effective tax rate was 32.3% and 30.0% for the nine months ended September 30, 2017 and 2016, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Net Income

For the three months ended September 30, 2017 the Company reported net earnings of $1,000,000, compared to $928,000 for the three months ended September 30, 2016. On a per share basis, the Company’s diluted earnings were $0.20 for the three months ended September 30, 2017, as compared to $0.18 for the three months ended September 30, 2016.

Net Interest Income

Net interest income increased 10.8%, or $403,000 for the three months ended September 30, 2017 compared to the same period in 2016. The earnings improvement of our Company for the three months ended September 30, 2017 is reflective of the growth in loan related earning assets.

Provision for Loan Losses

The provision for loan losses was $25,000 for the three months ended September 30, 2017, compared to $131,000 for the same period in 2016.

Noninterest Income

The Company’s service charges on deposit accounts decreased by $34,000 for the three months ended September 30, 2017 as compared to the same period in 2016.

Noninterest Expense

Noninterest expense increased on a quarter-over-quarter basis by $111,000 or 3.3%.

Federal Income Taxes

The provision for federal income taxes was $548,000 for the three months ended September 30, 2017, an increase of $162,000 compared to the same period in 2016. The effective tax rate was 35.4% and 29.4% for the three months ended September 30, 2017 and 2016, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $44.1 million at September 30, 2017 compared to $42.6 million at December 31, 2016, a $1.5 million increase. Total average stockholders’ equity in relation to total average assets was 9.71% at September 30, 2017 and 9.74% at December 31, 2016. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

As of September 30, 2017, the Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	11.96%
Tier 1 capital ratio	13.07%
Total capital ratio	13.67%
Leverage ratio	10.65%

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

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
7/1/2017 to	—	—	—	—
7/31/2017
Month #2
8/1/2017 to	—	—	—	—
8/31/2017
Month #3
9/1/2017 to	—	—	—	—
9/30/2017

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

United Bancorp, Inc.

Date: November 14, 2017	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

