Form 10-K
period 2017-12-31
UNITED BANCORP INC /OH/
filed 2018-03-20
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐ No ☒

As of June 30, 2017 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $55,140,242 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,244,105 common shares outstanding as of March 6, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 18, 2018 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2017 are incorporated by reference into Parts I and II.

PART I

Item 1	Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company is an Ohio corporation which filed its initial articles of incorporation on July 8, 1983. At December 31, 2017 the Company has one wholly-owned subsidiary bank, Unified Bank, Martins Ferry, Ohio (Unified, or the Bank).

Unified serves customers in northeastern, eastern, southeastern and south central Ohio and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. Unified conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and eighteen branches located in the counties mentioned above. Unified operates a Loan Production Office in Wheeling, west Virginia. Unified also offers full brokerage service through LPL Financial® member NASD/SIPC.

Unified has no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

Competition

The markets in which Unified operates continue to be highly competitive. Unified competes for loans and deposits with other retail commercial banks, savings and loan associations, finance companies, credit unions and other types of financial institutions within the Mid-Ohio valley geographic area along the eastern border of Ohio including Belmont, Harrison and Jefferson counties and extending into the northern panhandle of West Virginia and the Tuscarawas and Carroll County geographic areas of northeastern Ohio. Unified also encounters similar competition for loans and deposits throughout the Athens, and Fairfield County geographic areas of central and southeastern Ohio.

In its primary market, including the Ohio counties of Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens and Fairfiled, Unified ranks seventh in total deposit market share out of thirty-two non-credit union insured depository institutions operating in the market. The Bank’s market share, as reported by the FDIC, was 5.39% as of June 30, 2017. JPMorgan Chase Bank, NA, The Huntington National Bank and PNC Bank, NA are the top three in the Bank’s primary market, with each institution having in excess of 10% of the deposit market share. No other institution in the market had a deposit market share in excess of 10% as of June 30, 2017.

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

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and Unified are subject are discussed below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and Unified.

Regulatory Agencies

The Company is a registered bank holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal ReserveFederal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended.

Unified is an Ohio chartered commercial bank. It is subject to regulation and examination by both the Ohio Division of Financial Institutions (the “ODFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).

Regulatory Reform

Overview. Congress, the U.S. Department of the Treasury (“Treasury”), and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. Beginning in late 2008, the U.S. and global financial markets experienced deterioration of the worldwide credit markets, which created significant challenges for financial institutions both in the United States and around the world. These actions included the adoption by Congress of both the Emergency Economic Stabilization Act of 2008 (“EESA”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”). The most recent significant piece of legislation adopted in response to this crisis was the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), which was signed into law on July 21, 2010, and which is discussed more thoroughly below.

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

The Holding Company Regulation

As a holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve on quarterly basis information pursuant to the Act. The Federal Reserve may conduct examinations or inspections of the Company and Unified.

The Company is required to obtain prior approval from the Federal Reserve for the acquisition of more than five percent of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Company is generally prohibited by the Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, subject to certain prior approval requirements of the Federal Reserve, engage in, or acquire shares of companies engaged in activities which are deemed by the Federal Reserve by order or by regulation to be financial in nature or closely related to banking.

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

Regulation of the Bank

General. Unified is an Ohio-chartered bank that is not a member of the Federal Reserve System. Unified is therefore regulated by the ODFI as well as the FDIC. The regulatory agencies have the authority to regularly examine Unified, which is subject to all applicable rules and regulations promulgated by its supervisory agencies. In addition, the deposits of Unified are insured by the FDIC to the fullest extent permitted by law.

Deposit Insurance. As an FDIC-insured institution, Unified is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of Unified.

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

Regulatory Capital Requirements Unified is required to maintain minimum levels of capital in accordance with FDIC capital adequacy guidelines. If capital falls below minimum guideline levels, a bank, among other things, may be denied approval to acquire or establish additional branches or organize or acquire other non-bank businesses. The required capital levels and the Bank’s's capital position at December 31, 2017 and 2016 are summarized in the table included in Note 11 to the consolidated financial statements.

Beginning in 2015, bank holding companies and banks were required to measure capital adequacy using Basel III accounting. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules will be overseen by the Federal Reserve, the FDIC and the OCC. Reporting under the new rules began with the March 2015 quarterly regulatory filings.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2017 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

Dividends. Ohio law prohibits Unified, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. To this effect, the Board of Governors of the Federal Reserve has issued Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases by Bank Holding Companies (the “Policy Statement”). In the Policy Statement, the Federal Reserve stated that it is important for a banking organization’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. As a general matter, the Policy Statement provides that the board of directors of a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if:

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. As described above, Unifed exceeded its minimum capital requirements under applicable guidelines as of December 31, 2017.

Branching Authority. Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals. Additionally, in May 1997 Ohio adopted legislation “opting in” to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. Effective with the enactment of The Dodd-Frank Act, the FDI Act and the National Bank Act have been amended to remove the expressly required “opt-in” concept applicable to de novo interstate branching and now permits national and insured state banks to engage in de novo in interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

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

Fiscal and Monetary Policies. Unified’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Unified is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve have a material effect on the earnings of Unified.

Additional and Pending Regulation. Unified is also subject to federal regulation as to such matters as the maintenance of required reserves against deposits, limitations in connection with affiliate transactions, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by Unified of its own securities and other aspects of banking operations. In addition, the activities and operations of Unified are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Congress regularly considers legislation that may have an impact upon the operation of the Company and Unified. At this time, the Company is unable to predict whether any proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company.

Employees

The Company itself, as a holding company, has no compensated employees. Unified has 101 full time employees, with 25 of these serving in a management capacity, and 25 part time employees.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 19 and 20 of our 2017 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

	2016 Compared to 2015 lncrease/(Decrease)
		Change	Change
	Total	Due To	Due To
(In thousands)	Change	Volume	Rate
Interest and dividend income
Loans	$695	$1,174	$(479)
Taxable securities available for sale	(2)	20	(22)
Tax-exempt securities available for sale	(102)	(106)	4
Tax-exempt securities held to maturity	(14)	(14)	-
Federal funds sold	(25)	(55)	30
FHLB stock and other	(37)	(2)	(35)
Total interest and dividend income	515	1,017	(502)

Interest expense
Demand deposits	26	4	22
Savings deposits	2	2	-
Time deposits	(267)	(103)	(164)
FHLB advances	(85)	(110)	25
Trust Preferred debentures	(176)	-	(176)
Repurchase agreements	1	2	(1)
Total interest expense	(499)	(205)	(294)

Net interest income	$1,014	$1,222	$(208)

	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets
Loans	$343,243	16,041	4.67%	$318,337	15,346	4.82%
Taxable securities - AFS	31,292	325	1.04	29,427	327	1.11
Tax-exempt securities - AFS	2,003	123	6.13	3,733	225	6.03
Tax-exempt securities - HTM	-	-	-	195	14	6.99
Federal funds sold	8,547	36	0.42	25,523	61	0.24
FHLB stock and other	4,169	175	4.20	4,211	212	5.03
Total interest-earning 'assets	389,254	16,700	4.29	381,426	16,185	4.24

Noninterest-earning assets
Cash and due from banks	4,972			4,700
Premises and equipment (net)	11,340			10,422
Other nonearning assets	13,955			13,437
Less: allowance for loan losses	(752)			(2,634)
Total noninterest-earning assets	29,515			25,925
Total assets	418,769			407,351

Liabilities & stockholders' equity
Interest-bearing liabilities
Demand deposits	$123,051	136	0.11%	$118,545	110	0.09%
Savings deposits	78,811	36	0.05	73,819	34	0.05
Time deposits	54,954	593	1.08	63,149	860	1.36
FHLB advances	30,885	924	2.99	26,623	1,009	3.79
Trust preferred debentures	4,124	82	1.99	4,124	258	6.25
Repurchase agreements	11,094	13	0.12	9,769	12	0.12
Total interest-bearing liabilities	302,919	1,784	0.59	296,029	2,283	0.77

Noninterest-bearing liabilities
Demand deposits	70,723			69,427
Other liabilities	2,493			3,554
Total noninterest-bearing liabilities	73,216			72,981
Total liabilities	376,135			369,010
Total stockholders' equity	42,634			38,341
Total liabilities & stockholders' equity	418,769			$407,351
Net interest income		14,916			$13,902
Net interest spread			3.70%			3.47%

Net yield on interest-earning assets			3.83%			3.64%

II	Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015
	(In thousands)
Available for sale (at fair value)
U. S. Government agencies	$44,959	$38,514	$31,961
State and political subdivision	—	1,252	2,662

Total securities availabe for sale	$44,959	$39,766	$34,623

B	Contractual maturities of securities at year-end 2017 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
	(dollars in thousands)
Available for Sale

US Government agencies
1 – 5 Years	45,249	44,959	1.53%

Total securities available for sale	$45,249	$44,959	1.53%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2017.

III	Loan Portfolio

A	Types of Loans

The amounts of gross loans outstanding at December 31, 2017, 2016, 2015, 2014 and 2013 are shown in the following table according to types of loans:

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)

Commercial loans	$81,327	$74,514	$67,247	$52,286	$55,136
Commercial real estate loans	198,936	191,686	163,459	158,314	144,972
Residential real estate loans	75,853	76,154	81,498	83,870	82,832
Installment loans	12,473	14,367	17,459	21,284	26,562

Total loans	$368,589	$356,721	$329,663	$315,754	$309,502

Construction loans were not significant at any date indicated above.

B	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2017 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$9,976	$42,374	$28,977	$81,327
Commercial real estate loans	3,385	8,486	187,065	198,936

Total	$13,361	$50,860	$216,042	$280,263

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2017 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$38,117	$33,234	$71,351
Commercial real estate loans	10,378	185,173	195,551

Total	$48,495	$218,407	$266,902

Variable rate loans are those loans with floating or adjustable interest rates.

C	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, impaired loans and newly classified troubled debt restructurings at December 31, 2017, 2016, 2015, 2014 and 2013:

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)

Nonaccrual basis	$1,395	$1,361	$1,044	$958	$2,880
Accruing loans 90 days or greater past due	—	236	132	127	189
Total Impaired loans	1,008	4,652	1,410	1,868	6,330
Impaired loan with related allowance for unconfirmed losses	410	693	822	1,067	5,306
Impaired loan without related allowance for unconfirmed losses	598	3,959	588	801	1,024
Troubled debt restructings	228	133	102	155	3,243

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $284,000 for the year ended December 31, 2017. Interest income that was recorded for the year on nonaccrual loans, totaled $243,000 for the year ended December 31, 2016.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

2.	Potential Problem Loans

The Company had no potential problem loans as of December 31, 2017 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13-15 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2017 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	2017	2016	2015	2014	2013
	(In thousands)
Loans
Gross loans outstanding	$368,589	$356,721	$329,663	$315,754	$309,502
Average loans outstanding	$356,224	$343,243	$318,337	$313,691	$297,821

Allowance for Loan Losses
Balance at beginning of year	$2,341	$2,437	$2,400	$2,894	$2,708
Loan charge-offs:
Commercial	49	2	117	337	645
Commercial real estate	81	108	152	555	130
Residential real estate	78	143	42	235	59
Installment	230	417	400	388	399
Total loan charge-offs	438	670	711	1,515	1,233

Loan recoveries
Commercial	52	78	27	4	2
Commercial real estate	2	102	15	35	14
Residential real estate	20	22	42	8	5
Installment	45	71	111	86	157
Total loan recoveries	119	273	195	133	178

Net loan charge-offs	319	397	516	1,382	1,055

Provision for loan losses	100	301	553	888	1,241

Balance at end of year	$2,122	$2,341	$2,437	$2,400	$2,894

Ratio of net charge-offs to average loans outstanding for the year	0.09%	0.12%	0.16%	0.44%	0.35%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2017, 2016, 2015, 2014 and 2013. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2017		2016		2015		2014		2013
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$537	22.06%	$495	20.89%	$184	20.40%	$254	16.56%	$412	17.82%
Commercial real estate	843	53.97%	804	53.73%	597	49.58%	1,116	50.14%	1,609	46.84%
Residential real estate	436	20.58%	591	21.35%	170	24.72%	92	26.56%	90	26.76%
Installment	218	3.39%	107	4.03%	113	5.30%	147	6.74%	141	8.58%
General	88	N/A	344	N/A	1,373	N/A	791	N/A	642	N/A

Total	$2,122	100.00%	$2,431	100.00%	$2,437	100.00%	$2,400	100.00%	$2,894	100.00%

V	Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Section I of this “Statistical Disclosures by Bank Holding Companies” section and to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” on page 19 of our 2017 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

B	Maturity analysis of time deposits greater than $250,000.

At December 31, 2017, the time to remaining maturity for time deposits in excess of $250,000 was:

2017
(In thousands)

Three months or less	$252
Over three through six months	798
Over six through twelve months	252
Over twelve months	3,772

Total	$5,074

VI	Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2017	2016	2015

Dividend Payout Ratio	63.89%	58.33%	56.92%
Equity to Assets	9.56%	9.73%	10.31%
Return on Average Assets	0.79%	0.86%	0.79%
Return on Average Equity	8.03%	8.40%	7.73%

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2017	2016	2015
	(Dollars in thousands)

Balance at December 31,	$10,022	$9,393	$5,691
Weighted average interest rate at December 31	0.28%	0.12%	0.12%
Average daily balance during the year	$13,578	$11,058	$9,769
Average interest rate during the year	0.28%	0.12%	0.12%
Maximum month-end balance during the year	$17,033	$14,200	$12,934

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

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

Scott Everson	50	President and Chief Executive Officer

Matthew F. Branstetter	50	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	54	Senior Vice President, Chief Financial Officer & Treasurer

Lisa A. Basinger	57	Corporate Secretary

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

Refer to Page 9, “Shareholder Information” of the 2017 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 31, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2017 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference. Additional disclosure regarding dividend restrictions is also included under Part I, Item 1 of this 10-K in the section captioned “Supervision and Regulation.”

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/201 to 10/31/2017	-		-	-	-
Month #2 11/1/2017 to 11/30/2017	-		-	-	-
Month #3 12/1/2017 to 12/31/2017	735	(1)	$12.76	-	-
Total	735		$12.76	-	-

(1)	All of these shares were purchased by the Company on the open market.

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

Refer to inside front cover, “Decade of Progress” of the 2017 Annual Report To Shareholders filed herewith as Exhibit 13, which financial information is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 10-22, “Management’s Discussion and Analysis” of the 2017 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference.

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

Refer to Page 16-17 “Asset/Liability Management and Sensitivity to Market Risks” of the 2017 Annual Report to Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference

Item 8	Financial Statements and Supplementary Data

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2017 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

Item 9	Changes In and Disagreements with Accountants

Not applicable.

Item 9A	Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company's principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2017, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31,2017. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders under the caption “Corporate Governance and Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information December 31, 2017
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	175,000	$8.95	255,000
Equity compensation plans not approved by security holders

Total	175,000	$8.95	255,000

Item 13	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV

Item 15	Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 85 of the United Bancorp, Inc. 2017 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2017 and 2016

Consolidated Statements of Income

Years Ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	Randall M. Greenwood Change in Control agreement (3)

10.2	Scott A. Everson Change in Control Agreement (3)

10.3	Matthew F. Branstetter Change in Control Agreement (10)

10.4	United Bancorp, Inc. Stock Option Plan (4)

10.5	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Glessner, Hoopingarner, Jones, McGehee, and Riesbeck. (5)

10.6	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering, Scott A. Everson, Matthew Branstetter and Randall M. Greenwood. (11)

10.7	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan. (9)

10.8	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.9	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.10	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.11	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

13	2016 Annual Report

21	Subsidiaries of the Registrant (5)

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

(9)	Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014 .

(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2014.

(11)	Incorporated by reference to Exhibit 10.9 to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/Scott A. Everson	March 20, 2018
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Scott A. Everson	March 20, 2018
Scott A. Everson, President & Chief Executive Officer

By:	/s/Randall M. Greenwood	March 20, 2018
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Gary W. Glessner	March 20, 2018
Gary W. Glessner, Director

By:	/s/John M. Hoopingarner	March 20, 2018
John M. Hoopingarner, Director

By:	/s/Richard L. Riesbeck	March 20, 2018
Richard L. Riesbeck, Director

Exhibit Number	Exhibit Description

13	2017 Annual Report

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.