Form 10-Q
period 2018-03-31
UNITED BANCORP INC /OH/
filed 2018-05-15
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2018

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

Yes    ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒   Yes     ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 3(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐        No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 2, 2018, 5,560,304 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$4,388	$4,662
Interest-bearing demand deposits	10,383	9,653
Cash and cash equivalents	14,771	14,315
Available-for-sale securities	71,065	44,959
Loans, net of allowance for loan losses of $2,125 and $2,122 at March 31, 2018 and December 31, 2017, respectively	368,360	366,467
Premises and equipment	11,914	11,740
Federal Home Loan Bank stock	4,164	4,164
Foreclosed assets held for sale, net	385	397
Accrued interest receivable	1,068	993
Deferred income taxes	271	349
Bank-owned life insurance	12,191	12,114
Other assets	4,188	3,834
Total assets	$488,377	$459,332

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$249,964	$237,980
Savings	84,475	82,169
Time	69,625	65,817
Total deposits	404,064	385,966
Securities sold under repurchase agreements	15,583	11,085
Federal Home Loan Bank advances	8,195	10,022
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	12,137	4,240
Total liabilities	444,103	415,437
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,560,304 shares at March 31, 2018, and 5,435,304 shares at December 31, 2017; outstanding – 5,385,635 and 5,244,105 shares at March 31, 2018 and December 31, 2017, respectively	5,560	5,435
Additional paid-in capital	17,819	18,020
Retained earnings	23,735	23,260
Stock held by deferred compensation plan; 168,928 and 185,355 shares at March 31, 2018 and December 31, 2017	(1,543)	(1,671)
Unearned ESOP compensation	(614)	(683)
Accumulated other comprehensive loss	(627)	(420)
Treasury stock, at cost
5,744 shares at March 31, 2018 and December 31, 2017	(46)	(46)
Total stockholders’ equity	44,274	43,895
Total liabilities and stockholders’ equity	$488,377	$459,332

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2018 and 2017

(In thousands, except per share data)

(Unaudited)

	2018	2017
Interest and Dividend Income
Loans, including fees	$4,331	$4,017
Securities
Taxable	174	103
Non-taxable	32	6
Federal funds sold	27	11
Dividends on Federal Home Loan Bank and other stock	61	47
Total interest and dividend income	4,625	4,184

Interest Expense
Deposits	457	229
Borrowings	66	209
Total interest expense	523	438

Net Interest Income	4,102	3,746

Provision for Loan Losses	57	25

Net Interest Income After Provision for Loan Losses	4,045	3,721

Noninterest Income
Service charges on deposit accounts	631	597
Realized gains on sales of loans	14	15
Other income	235	220
Total noninterest income	880	832

Noninterest Expense
Salaries and employee benefits	1,832	1,768
Occupancy and equipment	540	523
Loss on sale of foreclosed assets	13	—
Professional services	192	201
FDIC insurance	49	44
Insurance	103	67
Franchise and other taxes	96	84
Advertising	137	109
Stationery and office supplies	36	36
Other expenses	581	502
Total noninterest expense	3,579	3,334

Income Before Federal Income Taxes	1,346	1,219

Provision for Federal Income Taxes	198	369

Net Income	$1,148	$850

Basic Earnings Per Share	$0.22	$0.17

Diluted Earnings Per Share	$0.22	$0.17

Dividends Per Share	$0.13	$0.11

See Notes to Condensed Consolidated Financial Statements

4

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2018 and 2017

(In thousands)

(Unaudited)

	2018	2017

Net Income	$1,148	$850
Other comprehensive income, net of related tax effects
Unrealized holding (loss) gain on securities during the period, net of (benefits) taxes of ($44) and $82 in 2018 and 2017, respectively	(170)	155

Comprehensive Income	$978	$1,005

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(In thousands)

(Unaudited)

	2018	2017
Operating Activities
Net income	$1,148	$850
Items not requiring (providing) cash
Depreciation and amortization	238	223
Premium amortization on securities	3	—
Provision for loan losses	57	25
Gain on sale of loans	(14)	(15)
Increase in value of bank-owned life insurance	(77)	(80)
Amortization of mortgage servicing rights	2	2
Originations of loans held for sale	(1,208)	(653)
Proceeds from sale of loans held for sale	1,222	668
Loss on sale of foreclosed assets	13	—
Expense related to share-based compensation plans and ESOP	122	70
Net change in accrued interest receivable and other assets	(75)	(36)
Net change in accrued expenses and other liabilities	(567)	(936)

Net cash provided by operating activities	864	118

Investing Activities
Securities available for sale:
Purchases	(18,107)	—
Proceeds from maturity of held-to-maturity securities	—	999
Net change in loans	(1,936)	1,947
Proceeds from sale of foreclosed and fixed assets	—	9
Purchases of premises and equipment	(413)	(280)

Net cash provided by (used in) investing activities	(20,456)	2,675

Financing Activities
Net change in deposits	$18,097	$21,008
Net change in securities sold under repurchase agreements	4,498	6,175
Repayment of Federal Home Loan Bank advances	(1,827)	(24,538)
Cash dividends paid	(721)	(596)

Net cash provided by financing activities	20,048	2,049

Increase in Cash and Cash Equivalents	456	4,842

Cash and Cash Equivalents, Beginning of Period	14,315	11,541

Cash and Cash Equivalents, End of Period	$14,771	$16,383

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$517	$449

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2018, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2017 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Amesville, Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg and Tiltonsville, Ohio. The Bank also operates a Loan Production Office in Wheeling, West Virginia.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, investment securities, as well as revenue related to our mortgage banking activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures.

Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

(Unaudited)

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Basic
Net income	$1,148	$850
Dividends on non-vested restricted stock	(26)	(9)
Net earnings allocated to stockholders	$1,122	$841
Weighted average common shares outstanding	4,987,108	4,930,956

Basic earnings per common share	$0.22	$0.17

Diluted
Net earnings allocated to stockholders	$1,122	$841

Weighted average common shares outstanding for basic earnings per common share	4,987,108	4,930,956

Add: Dilutive effects of assumed exercise of restricted stock	185,478	120,269

Average shares and dilutive potential common shares	5,172,586	5,051,225

Diluted earnings per common share	$0.22	$0.17

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2014.

Recently Adopted Accounting Pronouncements

ASU No. 2018-02 was issued in February 2018 to provide guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve usefulness of information reported to financial statement users. The amendments in this ASU will also require certain disclosures about stranded tax effects and is effective for fiscal years beginning after December 31, 2018. The Company early adopted ASU 2018-02 effective January 1, 2018 and reclassified approximately $48,000 in stranded tax effects in the adoption using the specific identification method.

ASU No. 2017-09 was issued in May 2017 and provides guidance about which changes to the terms or condition of a share-based payment award require and entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has adopted ASU 2017-09 on January 1, 2018 and it did not have a significant impact on its accounting and disclosures.

ASU No. 2017-07 was issued in March 2017 and applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The Company has adopted ASU 2017-07 on January 1, 2018 and it did not have a significant impact on its accounting and disclosures.

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15 "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2016-15 on January 1, 2018 and it did not have a significant impact on its accounting and disclosures.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ASU No. 2016-01 was issued in January 2016 and applies to all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instruments specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity instruments that exist as of the date of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. The Company has adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on its fair value disclosures and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 16.

ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. Originally, the amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. In July 2015, the FASB extended the implementation date to annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non interest income. The Company has adopted ASU 2014-09 on January 1, 2018 and it did not identify any changes in the timing of revenue recognition when considering the amended accounting guidance. The Company included additional disclosures beginning in the first quarter of 2018 as required by the guidance.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to work with an outside vendor on data collection and reviewing segmentation to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 4.

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
15

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2: Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2018:
U.S. government agencies	$45,250	$—	$(549)	$44,701
State and political subdivisions	26,319	51	(6)	26,364

	$71,569	$51	$(555)	$71,065

Available-for-sale Securities:
December 31, 2017:
U.S. government agencies	$45,249	$—	$(290)	$44,959

	$45,249	$—	$(290)	$44,959

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—
One to five years	45,250	44,701
Five to ten year	—	—
Due after ten years	26,319	26,364

Totals	$71,569	$71,065

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $41.7 million and $42.0 million at March 31, 2018 and December 31, 2017, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2018 was $46.8 million, which represented approximately 66% of the Company’s available-for-sale investment portfolio.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2017 was $44.9 million, which represented approximately 100% of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017:

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government agencies	$12,115	$(135)	$32,586	$(414)	$44,701	$(549)

State and political subdivisions	—	—	2,094	(6)	2,094	(6)

Total	$12,115	$(135)	$34,680	$(420)	$46,795	$(555)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government agencies	$12,190	$(59)	$32,769	$(231)	$44,959	$(290)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

There were no sales of investment securities for the three months ended March 31, 2018 and March 31, 2017.

Note 3: Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2018	2017
	(In thousands)

Commercial loans	$84,433	$81,327
Commercial real estate	199,334	198,936
Residential real estate	74,563	75,853
Installment loans	12,155	12,473

Total gross loans	370,485	368,589

Less allowance for loan losses	(2,125)	(2,122)

Total loans	$368,360	$366,467

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

(Unaudited)

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2018

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, beginning of period	$537	$843	$436	$218	$88	$2,122
Provision charged to expense	(16	(173)	9	239	(2)	57
Losses charged off	—	—	—	(69)	—	(50)
Recoveries	1	1	1	12	—	15

Balance, end of period	$522	$671	$446	$400	$86	$2,125

Ending balance: individually evaluated for impairment	$—	$77	$—	$—	$—	$77

Ending balance: collectively evaluated for impairment	$522	$594	$446	$400	$86	$2,048

Loans:

Ending balance: individually evaluated for impairment	$9	$612	$—	$406	$—	$1,027

Ending balance: collectively evaluated for impairment	$84,424	$198,722	$74,563	$11,749	$—	$369,458

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2017

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, beginning of period	$495	$804	$591	$107	$344	$2,341
Provision charged to expense	3	(12)	(13)	94	(47)	25
Losses charged off	—	—	—	(50)	—	(50)
Recoveries	—	1	5	11	—	17

Balance, end of period	$498	$793	$583	$162	$297	$2,333

Ending balance: individually evaluated for impairment	$16	$95	$—	$57	$—	$168

Ending balance: collectively evaluated for impairment	$482	$698	$583	$105	$297	$2,165

Loans:

Ending balance: individually evaluated for impairment	$341	$985	$—	$416	$—	$1,742

Ending balance: collectively evaluated for impairment	$72,783	$191,752	$75,145	$13,333	$—	$353,344

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2017

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$—	$73	$—	$—	$—	$73

Ending balance: collectively evaluated for impairment	$537	$770	$436	$218	$88	$2,049

Loans:

Ending balance: individually evaluated for impairment	$83	$619	$—	$306	$—	$1,008

Ending balance: collectively evaluated for impairment	$75,205	$195,108	$76,501	$12,567	$—	$359,381

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	March 31, 2018
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$82,052	$195,512	$74,563	$11,749	$363,876
Special Mention	—	2,978	—	—	2,978
Substandard	2,381	844	—	406	3,631
Doubtful	—	—	—	—	—

	$84,433	$199,334	$74,563	$12,155	$370,485

	December 31, 2017
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$78,652	$195,063	$75,853	$12,167	$361,735
Special Mention	20	3,066	—	—	3,086
Substandard	2,655	807	—	306	3,768
Doubtful	—	—	—	—	—

	$81,327	$198,936	$75,853	$12,473	$368,589

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

Loan Portfolio Aging Analysis

As of March 31, 2018

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$80	$—	$—	$9	$89	$84,344	$84,433
Commercial real estate	466	—	—	490	956	198,378	199,334
Residential	1,192	145	—	876	2,213	72,350	74,563
Installment	116	—	—	20	136	12,019	12,155
Total	$1,854	$145	$—	$1,395	$3,394	$367,091	$370,485

Loan Portfolio Aging Analysis

As of December 31, 2017

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$56	$—	$—	$83	$139	$81,188	$81,327
Commercial real estate	262	—	—	500	762	198,174	198,936
Residential	559	306	—	760	1,625	74,228	75,853
Installment	61	40	—	52	153	12,320	12,473
Total	$938	$346	$—	$1,395	$2,679	$365,910	$368,589

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of March 31, 2018			Three Months Ended March 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$9	$9	$—	$10	$—
Commercial real estate	203	203	—	624	4
Residential	—	—	—	—	—
Installment	406	406	—	406	1
	618	618	—	1,040	5
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—
Commercial real estate	409	409	77	422	—
Residential	—	—	—	—	—
Installment	—	—	—	—	—
	409	409	77	422	—
Total:
Commercial	$9	$9	$—	$10	$—
Commercial real estate	$612	$612	$77	$1,046	$4
Residential	$—	$—	$—	$—	$—
Installment	$406	$406	$—	$406	$1

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of December 31, 2017			Three Months Ended March 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$83	$83	$—	$86	$1
Commercial real estate	209	317	—	986	2
Residential	—	—	—	—	—
Installment	306	306	—	325	—
	598	598	—	1,397	3
Loans with a specific valuation allowance:
Commercial	—	—	—	259	3
Commercial real estate	410	410	73	564	6
Residential	—	—	—	—	—
Installment	—	—	—	91	—
	410	410	73	914	9
Total:
Commercial	$83	$83	$—	$345	$4
Commercial real estate	$619	$619	$73	$1,550	$8
Residential	$—	$—	$—	$—	$—
Installment	$306	$306	$—	$416	$—

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

Three Months ended March 31, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2018
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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2017, troubled debt restructurings did not have a reserve allocation. At March 31, 2018 and 2017 and for three month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4: Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2018	2017
	(In thousands)

Service cost	$76	$68
Interest cost	55	50
Expected return on assets	(111)	(90)
Amortization of prior service cost and net loss	(10)	(6)

Pension expense	$10	$22

All components of pension expense are reflected within the salaries and employee benefits line of the income statement.

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)

Commercial loans unused lines of credit	$26,792	$25,814
Commitment to originate loans	15,499	15,350
Consumer open end lines of credit	37,074	36,938
Standby lines of credit	46	46

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)

Net unrealized loss on securities available-for-sale	$(444)	$(290)
Net unrealized loss for unfunded status of defined benefit plan liability	(289)	(289)

	(733)	(579)
Tax effect	154	159

Net-of-tax amount	(579)	(420)

Reclassification of stranded tax effects due to the Tax Cuts and Job Act	(48)	—
Ending Balance	$(627)	$(420)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2018
U.S. government agencies	$44,701	$—	$44,701	$—
State and political subdivisions	26,364	—	26,364	—

December 31, 2017
U.S. government agencies	$44,959	$—	$44,959	$—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2018
Collateral dependent impaired loans	$366	$—	$—	$333

December 31, 2017
Collateral dependent impaired loans	$336	$—	$—	$336

Foreclosed assets held for sale	34	—	—	34

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/18	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$366	Market comparable properties	Comparability adjustments	Not available

	Fair Value at 12/31/17	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$336	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	34	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2018.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2018:

Financial assets
Cash and cash equivalents	$14,771	$14,771	$—	$—
Loans, net of allowance	368,360	—	—	364,486
Federal Home Loan Bank stock	4,164	—	4,164	—
Accrued interest receivable	1,068	—	1,068	—

Financial liabilities
Deposits	404,064	—	366,907	—
Short term borrowings	15,583	—	15,583	—
Federal Home Loan Bank Advances	8,195	—	8,186	—
Subordinated debentures	4,124	—	3,590	—
Interest payable	76	—	76	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2017:

Financial assets
Cash and cash equivalents	$14,315	$14,315	$—	$—
Loans, net of allowance	366,467	—	—	368,033
Federal Home Loan Bank stock	4,164	—	4,164	—
Accrued interest receivable	993	—	993	—

Financial liabilities
Deposits	385,966	—	358,722	—
Short term borrowings	11,085	—	11,085	—
Federal Home Loan Bank Advances	10,022	—	10,012	—
Subordinated debentures	4,124	—	3,590	—
Interest payable	70	—	70	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans

For March 31, 2018, fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans and leases that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans and leases as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans and leases with similar terms to borrowers of similar credit quality.

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2018 and December 31, 2017.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8: Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity of the Agreement
	(In thousands)
March 31, 2018	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements U.S. government agencies	15,583	—	—	—	15,583

Total	$15,583	$—	$—	$—	$15,583

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $18.3 million at March 31, 2018. Declines in the fair value would require the Company to pledge additional securities.

	(In thousands)
December 31, 2017	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements U.S. government agencies	$11,085	$—	$—	$—	$11,085

Total	$11,085	$—	$—	$—	$11,085

Securities with an approximate carrying value of $18.4 million at December 31, 2017, were pledged as collateral for repurchase borrowings.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2018, as compared to December 31, 2017, and the results of operations for the three months ended March 31, 2018, compared to the same period in 2017. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported diluted earnings per share of $0.22 and net income of $1,148,000 for the quarter ended March 31, 2018, as compared to $0.17 and $850,000, respectively, for 2017. These year-over-year improvements in UBCP’s earnings are directly related to the lower base corporate tax rate resulting from the passage of the Tax Cuts and Jobs Act (the “Tax Act”) in the fourth quarter of 2017 and the benefit of operational improvements on which the company is starting to see a positive return. Each of these realities should benefit the company in future periods.

The Company experienced a solid quarterly performance for the three-month period ended March 31, 2018, resulting primarily from strong growth of net income before taxes from operations and bolstered by the impact the impact of the Tax Act. Overall, operational enhancements led to forty-three percent (43%) of the improvement in net income in the first quarter. The Company had a solid increase in net income before taxes of $127,000, or 10.4%, for the quarter ended March 31, 2018 over the quarter ended March 31, 2017. The primary drivers of this year-over-year increase in net income before taxes were the increases in interest income and fees on loans, which were up by $300,000, or 7.5%, and interest income on securities, which was up by $141,000, or 90.2%.

The Company had an increase in its gross loans of $15.7 million, or 4.4%, for the quarter ended March 31, 2018 as compared to March 31, 2017. While growing the loan portfolio, the Company was able to maintain its overall stability in credit quality. Year-over-year, we continued to have very solid credit quality-related metrics supported by nonaccrual loans decreasing from a level of $1.8 million to $1.4 million, a decline of $400,000 or 22.1%. Further, net loans charged off, excluding overdrafts, was $32,000 for the three months ended March 31, 2018, which is a modest increase of $20,000 from the three months ended March 31, 2017. Annualized net charge offs to average loans was 0.06% for the three months ended March 31, 2018 as compared to 0.04% for the three months ended March 31, 2017.

Due to the rising rate environment in which we are currently operating, we are seeing opportunities in the area of securities investments; whereby yields have reached levels that warrant using added leverage, mostly through increased core deposits, to increase the Company’s investment portfolio. During the first quarter of 2018, the Company saw an increase in securities and other restricted stock of $32.1 million, or 74.3%, as compared to March 31, 2017. With our quarter-ending securities and other restricted stock position of $75.2 million being above the quarterly average of $52.5 million, we strongly anticipate more contribution to interest income from this area in future periods.

With the enhanced level of total interest income that we realized in the first quarter, net interest income for the three months ended March 31, 2018 for the Company increased by $355,000, or 9.5%, even as we focused on growing retail core deposits to fund our growth. Total deposits increased by $44.3 million, or 12.3%, to a level of $394.1 million as of March 31, 2018 as compared to March 31, 2017. Even with this significant increase in total deposits, we were able to control our overall interest expense levels by attracting lower-cost retail funding to replace higher-cost wholesale funding advances that matured over the past 12 months. Overall, the Company saw low-cost retail funding (consisting of non-interest and interest bearing demand and savings deposits) comprise $34.9 million of its growth in retail deposits year-over-year. In addition, time deposits, which consist of certificate of deposit or term funding, increased by $9.3 million, or 15.4%, for the same period. This above-peer growth in retail core deposit funding led to a slight elevation in our interest expense to average assets, which increased from 0.40% for the three months ended March 31, 2017 to 0.45% for the three months ended March 31, 2018.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

The Company’s total noninterest income increased $48,000, or 5.8%, quarter over quarter. A majority of this increase was realized in the area of service charges on deposit accounts, which is the area in which the Company performs at a high level relative to peer. On the noninterest expense-side of the net noninterest margin (and, as budgeted), we experienced an increase in our noninterest expense of $245,000 or 7.3%. Most of the increase in noninterest expense continues to be related to infrastructure enhancement and personnel-related expenses as we prepare for the future growth that we envision. Considering that most of the aforementioned expenses are “fixed,” we firmly believe that we have positive operating leverage, which should allow us to drive higher levels of revenue without significantly adding to our overall noninterest expense levels in the short-term; therefore, enhancing the Company’s earnings and returns.

The Company has benefited from the enactment of the Tax Act, which has reduced the overall tax rate for companies, such as ours, from 35% to 21%. Overall, the Tax Act contributed fifty-seven percent (57%) of our increase in net income in the first quarter ended March 31, 2018. Management is also pleased that our investment in both the infrastructure and personnel of the Company is starting to pay off. On an operating basis, we saw an improvement in our earnings before income taxes, which contributed forty-three percent (43%) of the increase that we had in our bottom line earnings! With our focus on continuing to enhance our lending platforms, we anticipate seeing stronger loan growth in the coming year. In addition, with the implementation of an investment strategy during the course of the first quarter, we anticipate having more investment securities-based leverage on our balance sheet in the coming quarters. Each of these realities should lead to the Company generating higher levels of interest income. Increasing leverage at an acceptable spread should allow the Company to pay slightly higher rates to attract retail-based core funding to fund our growth, while maintaining our net interest margin and improving our overall level of net interest income. Year-over-year, we saw the net interest margin of the Company improve by nine (9) basis points to a level of 3.86% as of March 31, 2018. Our enhanced net interest margin led to our net interest income improving on a year-over-year basis by $356,000 or 9.5%.

We have stated for many quarters that our goal is to grow the Company so long as it can be accomplished in a profitable fashion. We are glad that we are in a positive position, at present, to accomplish this. At this most recent quarter end, the Company had total assets of $488.4 million, which is an increase of $47.5 million, or 10.8%, over the previous year. This is the highest level of total assets in the Company’s history and we look forward to crossing the $500.0 million total asset threshold during the course of this current year. Our viewpoint is that profitable growth will lead to positive opportunities for further growth for the Company. As initially announced in this year’s annual report to shareholders, we have very high expectations for the Company over the course of the next three years. Our ultimate goal is to become a “hybrid” or “omnichannel” bank; whereby, we can serve our present and future customers on “their” terms. By having both exceptional “in-branch” and “virtual” service options for our customers, we believe that the Company will have relevance within our industry for many years to come. In addition, we will be able to deliver on our current vision for growth, which is to have total assets greater than $1.0 billion.”

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Forward-Looking Statements

When used in this document, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank’s market areas, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank’s market areas and competition, that could affect the Company’s financial performance and cause actual results to differ materially from historical earnings and those presently anticipated or projected with respect to future periods. These risks and uncertainties should be considered in evaluating forward looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Management makes certain judgments that affect the amounts reported in the financial statements and footnotes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements, and as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to management. In developing this assessment, management must rely on estimates and exercise subjective judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

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

This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At March 31, 2018, gross loans were $370.5 million, compared to $368.6 million at December 31, 2017, an increase of $1.9 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $3.5 million increase in commercial and commercial real estate loans and a $1.3 million decrease in real estate lending and a $318,000 decrease in installment loans since December 31, 2017.

Commercial and commercial real estate loans comprised 76.6% of total loans at March 31, 2018, compared to 76.0% at December 31, 2017. Commercial and commercial real estate loans have increased $3.5 million, or 1.3% since December 31, 2017. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 3.3% of total loans at March 31, 2018 and 3.4% at December 31, 2017. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $318,000, or 2.6%, since December 31, 2017. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 20.1% of total loans at March 31, 2018 and 20.6% at December 31, 2017, representing a decrease of $1.3 million, or 1.7% since December 31, 2017. As of March 31, 2018, the Bank has approximately $5.0 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $5.3 million at December 31, 2017. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At March 31, 2018, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.1 million at March 31, 2018, which represented 0.57% of total loans, and $2.1 million at December 31, 2017, or 0.58% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan charge-offs (exclusive of overdrafts) for the three months ended March 31, 2018 were approximately $32,000. Net loans charged off increased approximately $21,000 for the three months ended March 31, 2018 as compared to the same period in 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2018 increased approximately $26.1 million from December 31, 2017 totals. Due to the rising rate environment in which we are currently operating, we are seeing opportunities in the area of securities investments; whereby, we are finally seeing yields that are at acceptable levels, which is encouraging us to leverage-up on state and political subdivision investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2018, total core deposits (interest and non interest bearing accounts and savings) increased approximately $16.0 million, or 4.2% from December 31, 2017 totals. The Company’s savings accounts increased $2.3 million or 2.8% from December 31, 2017 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $12.0 million while certificates of deposit under $250,000 increased by $3.3 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2017, certificates of deposit greater than $250,000 increased $517,000 or 9.7%, from December 31, 2017 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $4.5 million from December 31, 2017 totals.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net Income

The reported diluted earnings per share was $0.22 for the quarter ended March 31, 2018 compared to $0.17 for the quarter ended March 31, 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Net Interest Income

Net interest income increased $356,000 or 9.5% for the three months ended March 31, 2018 compared to the same period in 2017. As previously mentioned, the growth of loans and investment securities was the driver for the increase in net interest income.

Provision for Loan Losses

The provision for loan losses was $57,000 for the three months ended March 31, 2018, compared to $25,000 for the same period in 2017. With the overall growth in the loan portfolio, the provision increased slightly year over year.

Noninterest Income

Noninterest income of the Company was up by $48,000 year-over-year. This increase in the fee-based income of the Company is directly attributed to the service charges on deposit accounts increasing by a like amount over the same period.

Noninterest Expense

In anticipation of building its infrastructure for future growth, the Company saw its noninterest expense increase by $245,000 or 7.3% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to the Company realizing higher levels of revenue in the coming quarters. Considering that most of this expense is “fixed”, we firmly believe that we should be able to drive higher levels of revenue without significantly adding to our overall noninterest expense levels in the short-term; therefore, enhancing the Company’s earnings and returns.

Federal Income Taxes

The provision for federal income taxes was $198,000 for the three months ended March 31, 2018, a decrease of $170,000 compared to the same period in 2017. The effective tax rate was approximately 14.7% and 30.3% for the three months ended March 31, 2018 and 2017, respectively. As previously discussed, the effective tax rate is lower due to the passage of the Tax Act in the fourth quarter of 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $44.3 million at March 31, 2018 compared to $43.9 million at December 31, 2017, a $380,000 increase. Total average stockholders’ equity in relation to total assets was 9.05% at March 31, 2018 and 9.73% at December 31, 2018. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	10.97%
Tier 1 capital ratio	11.97%
Total capital ratio	12.50%
Leverage ratio	10.41%

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

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

 Condition and Results of Operations

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

 Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2017, filed on March 20, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/2018 to 1/31/2018	—	—	—	—
Month #2 2/1/2018 to 2/28/2018	—	—	—	—
Month #3 3/1/2018 to 3/31/2018	—	—	—	—

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant accounts are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

/s/United Bancorp, Inc.

Date: May 15, 2018	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 15, 2018	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

