Form 10-Q
period 2018-06-30
UNITED BANCORP INC /OH/
filed 2018-08-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     June 30, 2018

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

Yes ☐          No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 6, 2018, 5,383,938 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$4,611	$4,662
Interest-bearing demand deposits	11,697	9,653
Cash and cash equivalents	16,308	14,315

Available-for-sale securities	86,212	44,959
Loans, net of allowance for loan losses of $2,080 and $2,122 at June 30, 2018 and December 31, 2017, respectively	377,433	366,467
Premises and equipment	11,817	11,740
Federal Home Loan Bank stock	4,164	4,164
Foreclosed assets held for sale, net	615	397
Accrued interest receivable	1,275	993
Deferred income taxes	495	349
Bank-owned life insurance	12,263	12,114
Other assets	4,219	3,834
Total assets	$514,801	$459,332

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$262,953	$237,980
Savings	83,838	82,169
Time	68,843	65,817
Total deposits	415,634	385,966

Securities sold under repurchase agreements	12,346	11,085
Federal Home Loan Bank advances	33,768	10,022
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	3,944	4,240
Total liabilities	469,816	415,437
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 2018 –5,560,304 shares, 2017 – 5,435,304 shares; outstanding 2018 – 5,383,938, 2017 - 5,244,105	5,560	5,435
Additional paid-in capital	17,927	18,020
Retained earnings	24,177	23,260
Stock held by deferred compensation plan; 2018 –170,622 shares, 2017 – 185,355 shares	(1,579)	(1,671)
Unearned ESOP compensation	(543)	(683)
Accumulated other comprehensive loss	(511)	(420)
Treasury stock, at cost
2018 –5,744 shares, 2017 – 5,744 shares	(46)	(46)
Total stockholders’ equity	44,985	43,895
Total liabilities and stockholders’ equity	$514,801	$459,332

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$4,562	$4,095	$8,893	$8,112
Taxable securities	181	109	355	212
Non-taxable securities	281	1	313	7
Federal funds sold	24	36	51	47
Dividends on Federal Home Loan Bank stock and other	59	49	120	96
Total interest and dividend income	5,107	4,290	9,732	8,474

Interest expense
Deposits
Demand	302	115	544	187
Savings	9	10	19	19
Time	222	170	427	318
Borrowings	174	143	240	352
Total interest expense	707	438	1,230	876
Net interest income	4,400	3,852	8,502	7,598
Provision for loan losses	72	25	129	50
Net interest income after provision for loan losses	4,328	3,827	8,373	7,548
Noninterest income
Service charges on deposit accounts	650	632	1,281	1,229
Realized gains on sales of loans	23	29	37	44
Other income	215	208	450	428
Total noninterest income	888	869	1,768	1,701
Noninterest expense
Salaries and employee benefits	1,876	1,824	3,708	3,592
Net occupancy and equipment expense	547	510	1,087	1,033
Professional services	297	194	489	395
Insurance	105	72	208	139
Deposit insurance premiums	26	44	75	88
Franchise and other taxes	102	96	198	180
Advertising	125	100	262	209
Stationery and office supplies	38	33	74	69
Net realized (gain) loss on sale of other real estate and repossessions	5	(4)	5	(4)
Other expenses	633	496	1,227	998
Total noninterest expense	3,754	3,365	7,333	6,699
Income before federal income taxes	1,462	1,331	2,808	2,550
Federal income taxes	250	415	448	784
Net income	$1,212	$916	$2,360	$1,766

EARNINGS PER COMMON SHARE
Basic	$0.24	$0.18	$0.46	$0.35
Diluted	$0.22	$0.18	$0.44	$0.35
DIVIDENDS PER COMMON SHARE	$0.13	$0.11	$0.26	$0.22

See Notes to Condensed Consolidated Financial Statements

4

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$1,212	$916	$2,360	$1,766

Unrealized holding gains (losses) on securities during the period, net of tax (benefits) of $21, $48, ($26) and $128 for each respective period	79	93	(91)	248

Comprehensive income	$1,291	$1,009	$2,269	$2,014

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Operating Activities
Net income	$2,360	$1,766
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	36	—
Depreciation and amortization	476	453
Expense related to share based compensation plans	124	52
Expense related to ESOP	140	140
Provision for loan losses	129	50
Increase in value of bank-owned life insurance	(149)	(154)
Gain on sale of loans	(37)	(44)
Proceeds from sale of loans held for sale	1,800	2,050
Originations of loans held for sale	(1,763)	(2,006)
(Gain) Loss on sale or write down of foreclosed assets	13	(4)
Amortization of mortgage servicing rights	15	3
Net change in accrued interest receivable and other assets	(838)	(1,464)
Net change in accrued expenses and other liabilities	(296)	501

Net cash provided by operating activities	2,010	1,343

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	—	1,249
Purchases	(41,403)	—
Net change in loans	(11,309)	(866)
Purchases of premises and equipment	(552)	(429)
Proceeds from sale of foreclosed assets	15	—

Net cash used in investing activities	(53,249)	(46)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Financing Activities
Net change in deposits	$29,668	$35,112
Net change in securities sold under repurchase agreements	1,261	3,596
Net change in FHLB overnight borrowings	23,800	(19,500)
Repayments of long-term borrowings	(54)	(10,068)

Cash dividends paid on common stock	(1,443)	(1,194)

Net cash provided by financing activities	53,232	7,946

Increase in Cash and Cash Equivalents	1,993	9,243
Cash and Cash Equivalents, Beginning of Period	14,315	11,541

Cash and Cash Equivalents, End of Period	$16,308	$20,784

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,176	$906

Federal income taxes paid	$65	$278

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$250	$41

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2018, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2017 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Basic
Net income	$1,212	$916	$2,360	$1,766
Dividends on non-vested restricted stock	(27)	(9)	(53)	(17)
Net income allocated to stockholders	$1,185	$907	$2,307	$1,749
Weighted average common shares outstanding	4,990,904	4,847,884	4,986,290	4,839,725
Basic earnings per common share	$0.24	$0.18	$0.46	$0.35

Diluted
Net income allocated to stockholders	$1,185	$907	$2,307	$1,749
Weighted average common shares outstanding for basic earnings per common share	4,990,904	4,847,884	4,986,290	4,839,725
Add: Dilutive effects of assumed exercise of stock options and restricted stock	226,030	119,102	224,998	119,102
Average shares and dilutive potential common shares	5,216,934	4,966,986	5,211,288	4,958,827

Diluted earnings per common share	$0.22	$0.18	$0.44	$0.35

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

For the Three and Six Months Ended June 30, 2018 and 2017

Recently Adopted Accounting Pronouncements

ASU No. 2018-02 was issued in February 2018 to provide guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve usefulness of information reported to financial statement users. The amendments in this ASU will also require certain disclosures about stranded tax effects and is effective for fiscal years beginning after December 31, 2018. The Company early adopted ASU 2018-02 effective January 1, 2018 and reclassified approximately $48,000 in stranded tax effects in the adoption using the portfolio method.

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

 On February 25, 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” ASU 2016-02 is intended to improve financial reporting about leasing transactions. This ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment.

Under the current accounting model, an organization applies a classification test to determine the accounting for the lease arrangement:

(a)	Some leases are classified as capital whereby the lessee would recognize lease assets and liabilities on the balance sheet.
(b)	Other leases are classified as operating leases whereby the lessee would not recognize lease assets and liabilities on the balance sheet.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Future Acquisition

The Company and Powhatan Community Bancshares, Inc. (“Powhatan”), the holding company for First National Bank of Powhatan Point ("First National"), announced on June 14, 2018 they have signed a definitive agreement whereby the Company will acquire Powhatan in a stock and cash transaction.  Upon completion, First National will be merged into the Company’s subsidiary bank, Unified Bank. At that time, the main office of First National will become a full-service branch of Unified Bank. Powhatan operates one full-service office in Belmont County, Ohio and has approximately $62.8 million in assets, $6.7 million in loans, $57.6 million of deposits and $5.1 million in consolidated equity as of June 30, 2018.

The acquisition is expected to close in the fourth quarter of 2018 and is subject to Powhatan shareholder approval, regulatory approval, and other conditions set forth in the merger agreement.  Subject to the terms of the merger agreement, which has been unanimously approved by the Board of Directors of each company, Powhatan shareholders will receive 6.9233 shares of the Company’s common stock plus $38.75 in cash for each outstanding share of Powhatan common stock, subject to adjustment based on closing equity and other factors.  Based on our closing share price prior to the announcement of $13.05 on June 13, 2018, the transaction is valued at $129.10 for each Powhatan share or approximately $6.836 million in aggregate.

 The acquisition will be accounted for in accordance with applicable accounting guidance. Accordingly, the assets and liabilities of Powhatan will be recorded at their estimated fair values at the acquisition date. The excess of the estimated fair value of the Company’s common shares issued and cash paid over the net fair values of the assets acquired, including identifiable intangible assets and liabilities assumed, will be recorded as goodwill. The results of operations will be included in the consolidated income statement from the date of the acquisition. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment. The estimated fair values of the assets and liabilities have not yet been determined. During the six months ended June 30, 2018, the Company incurred $123,000 of merger related expenses.

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2018:
U.S. government agencies	$45,250	$—	$(669)	$44,581
State and political subdivisions	41,366	271	(6)	41,631

	$86,616	$271	$(675)	$86,212

Available-for-sale Securities:
December 31, 2017:
U.S. government agencies	$45,249	$—	(290)	$44,959

	$45,249	$3	$(290)	$44,959

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

The amortized cost and fair value of available-for-sale securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—
One to five years	45,250	44,580
Five to ten year	—	—
Due after ten years	41,366	41,632

Totals	$86,616	$86,212

The carrying value of securities pledged to secure public deposits and for other purpose, was $42.6 million and $41.5 million at June 30, 2018 and December 31, 2017, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2018 and December 31, 2017, was $47.7 million and $44.9 million, which represented approximately 55.2% and 100.0%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

June 30, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$12,094	$(156)	$32,487	$(513)	$44,581	$(669)
State and Political Subdivisions	3,081	(6)	—	—	3,081	(6)

Total	$15,175	$(162)	$32,487	$(513)	$47,662	$(675)

December 31, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$12,190	$(59)	$32,769	$(231)	$44,959	$(290)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018 and December 31, 2017.

There were no investment sales for the six months ended June 30, 2018 and 2017.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2018	2017
	(In thousands)
Commercial loans	$84,772	$81,327
Commercial real estate	206,795	198,936
Residential real estate	76,476	75,853
Installment loans	11,470	12,473

Total gross loans	379,513	368,589

Less allowance for loan losses	(2,080)	(2,122)

Total loans	$377,433	$366,467

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Residential and Installment

Residential and installment loans consist of two segments - residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some installment personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2018

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, April 1, 2018	$522	$671	$446	$400	$86	$2,125
Provision charged to expense	22	(17)	137	16	(86)	72
Losses charged off	—	—	(79)	(55)	—	(134)
Recoveries	1	—	1	15	—	17
Balance, June 30, 2018	$545	$654	$505	$376	$—	$2,080
Balance, January 1, 2018	$537	$843	$436	$218	$88	$2,122
Provision charged to expense	6	(190)	146	255	(88)	129
Losses charged off	—	—	(79)	(124)	—	(203)
Recoveries	2	1	2	27	—	32
Balance, June 30, 2018	$545	$654	$505	$376	$—	$2,080

Allocation:
Ending balance: individually evaluated for impairment	$—	$75	$—	$—	$—	$75
Ending balance: collectively evaluated for impairment	$545	$579	$505	$376	$—	$2,005

Loans:
Ending balance: individually evaluated for impairment	$58	$577	$—	$98	$—	$733
Ending balance: collectively evaluated for impairment	$84,714	$206,218	$76,476	$11,372	$—	$378,780

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2017

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, April 1, 2017	$498	$793	$583	$162	$297	$2,333
Provision charged to expense	33	56	(137)	193	(120)	25
Losses charged off	—	(5)	—	(77)	—	(82)
Recoveries	1	1	1	13	—	16
Balance, June 30, 2017	$532	$845	$447	$291	$177	$2,292
Balance, January 1, 2017	$495	$804	$591	$107	$344	$2,341
Provision charged to expense	36	44	(150)	287	(167)	50
Losses charged off	—	(5)	—	(127)	—	(132)
Recoveries	1	2	6	24	—	33
Balance, June 30, 2017	$532	$845	$447	$291	$177	$2,292

Loans:
Ending balance: individually evaluated for impairment	$129	$841	$—	$462	$—	$1,432
Ending balance: collectively evaluated for impairment	$51,732	$216,508	$75,158	$12,739	$—	$356,137

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2017

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$73	$—	$—	$—	$73
Ending balance: collectively evaluated for impairment	$537	$770	$436	$218	$88	$2,049

Loans:
Ending balance: individually evaluated for impairment	$83	$619	$—	$306	$—	$1,008
Ending balance: collectively evaluated for impairment	$81,244	$198,317	$75,853	$12,167	$—	$367,581

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

The following tables show the portfolio quality indicators.

	June 30, 2018
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$84,701	$203,010	$76,476	$11,371	$375,558
Special Mention	—	2,943	—	—	2,943
Substandard	71	842	—	99	1,012
Doubtful	—	—	—	—	—

	$84,772	$206,795	$76,476	$11,470	$379,513

	December 31, 2017
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$78,652	$195,063	$75,853	$12,167	$361,735
Special Mention	20	3,066	—	—	3,086
Substandard	2,655	807	—	306	3,768
Doubtful	—	—	—	—	—

	$81,327	$198,936	$75,853	$12,473	$368,589

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the current and past year to date periods presented.

Loan Portfolio Aging Analysis

As of June 30, 2018

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$35	$—	$57	$—	$92	$84,680	$84,772
Commercial real estate	997	—	—	486	1,483	205,312	206,795
Residential	611	18	—	659	1,288	75,188	76,476
Installment	13	—	—	59	72	11,398	11,470
Total	$1,656	$18	$57	$1,204	$2,935	$376,578	$379,513

Loan Portfolio Aging Analysis

As of December 31, 2017

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$56	$—	$—	$83	$139	$81,188	$81,327
Commercial real estate	262	—	—	500	762	198,174	198,936
Residential	559	306	—	760	1,625	74,228	75,853
Installment	61	40	—	52	153	12,320	12,473
Total	$938	$346	$—	$1,395	$2,679	$365,910	$368,589

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Impaired Loans

	As of June 30, 2018			For the three months ended June 30, 2018		For the six months ended June 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$58	$58	$—	$59	$2	$60	$2
Commercial real estate	168	168	—	583	1	582	5
Residential	—	—	—	—	—	—	—
Installment	98	98	—	99	1	100	2
	324	324	—	741	4	742	9
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	409	409	75	421	1	422	1
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	409	409	75	421	1	422	1

Total:
Commercial	$58	$58	$—	$59	$2	$60	$2
Commercial real estate	$577	$577	$75	$1,004	$2	$1,004	$6
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$98	$98	$—	$99	$1	$100	$2

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Impaired Loans

	As of December 31, 2017			For the three months ended June 30, 2017		For the six months ended June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$83	$83	$—	$131	$1	$128	$2
Commercial real estate	209	317	—	808	3	825	5
Residential	—	—	—	—	—	—	—
Installment	306	306	—	463	3	477	3
	598	706	—	1,402	7	1,430	10
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	3
Commercial real estate	410	410	73	489	6	498	12
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	410	410	73	489	6	498	15

Total:
Commercial	$83	$83	$73	$131	$1	$128	$5
Commercial real estate	$619	$727	$—	$1,297	$9	$1,323	$17
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$306	$306	$—	$463	$3	$477	$3

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended June 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months Ended June 30, 2018
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Six Months ended June 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Six Months Ended June 30, 2018
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Three Months ended June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	—	$—	$—
Commercial real estate	2	127	103
Residential	—	—	—
Installment	—	—	—

Three Months Ended June 30, 2017
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	103	—	103
Residential	—	—	—	—
Consumer	—	—	—	—

Six Months ended June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	—	$—	$—
Commercial real estate	2	127	103
Residential	—	—	—
Installment	—	—	—

Six Months Ended June 30, 2017
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	103	—	103
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

During the six months ended June 30, 2018 troubled debt restructurings did not have an impact on the allowance for loan losses. During the six months ended June 30, 2017 troubled debt restructurings described above increased the allowance for loan losses by 24,000. At June 30, 2018 and 2017 and for three and six month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$76	$68	$152	$136
Interest cost	55	50	110	100
Expected return on assets	(111)	(90)	(222)	(180)
Amortization of prior service cost and net loss	(10)	(6)	(20)	(12)

Pension expense	$10	$22	$20	$44

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Commercial loans unused lines of credit	$27,089	$25,814
Commitment to originate loans	15,909	15,350
Consumer open end lines of credit	37,971	36,938
Standby lines of credit	46	—

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Net unrealized loss on securities available-for-sale	$(405)	$(290)
Net unrealized loss for unfunded status of defined benefit plan liability	(242)	(289)

	(647)	(579)
Tax effect	136	159

Net-of-tax amount	$(511)	$(420)

Note 7:	Fair Value Measurements

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2018
U.S. government agencies	$44,581	$—	$44,581	$—
State and political subdivisions	41,631	—	41,631	—

December 31, 2017
U.S. government agencies	$44,959	$—	$44,959	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

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

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Management has determined fair value measurements on other real estate owned primarily through evaluations of appraisals performed, and current and past offers. Due to the nature of the valuation inputs, foreclosed assets held for sale are classified within Level 3 of the hierarchy.

Appraisals of foreclosed assets held for sale are obtained when the real estate is acquired and subsequently as deemed necessary by the Company’s Chief lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender and are selected from the list of approved appraisers maintained by management.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2018
Collateral dependent impaired loans	$334	$—	$—	$334
Foreclosed assets held for sale	250	—	—	250

December 31, 2017
Collateral dependent impaired loans	$336	$—	$—	$336
Foreclosed assets held for sale	34	—	—	34

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 6/30/18	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$334	Market comparable properties	Marketability discount	10% - 25%

Foreclosed assets held for sale	$250	Market comparable properties	Selling costs	10% – 35%

	Fair Value at 12/31/17	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$336	Market comparable properties	Marketability discount	10% - 25%

Foreclosed assets held for sale	$34	Market comparable properties	Selling costs	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

There were no significant changes in the valuation techniques used during 2018 and 2017.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2018

Financial assets
Cash and cash equivalents	$16,308	$16,308	$—	$—
Loans, net of allowance	377,433	—	—	373,437
Federal Home Loan Bank stock	4,164	—	4,164	—
Accrued interest receivable	1,275	—	1,275	—

Financial liabilities
Deposits	415,634	—	354,553	—
Short term borrowings	12,346	—	12,346	—
Federal Home Loan Bank Advances	33,768	—	33,762	—
Subordinated debentures	4,124	—	3,733	—
Interest payable	122		122	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2017

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Loans

For June 30, 2018, fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans and leases that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans and leases as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans and leases with similar terms to borrowers of similar credit quality.

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2018 and December 31, 2017.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

At June 30, 2018 and December 31, 2017, repurchase agreement borrowings totaled $12,346,000 and $11,085,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in short-term borrowings, consist of customer accounts and securities which are pledged on an individual security basis.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement
(In thousands)

June 30, 2018	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$12,346	$—	$—	$—	$12,346

Total	$12,346	$—	$—	$—	$12,346

December 31, 2017	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$11,085	$—	$—	$—	$11,085

Total	$11,085	$—	$—	$—	$11,085

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $18.2 million at June 30, 2018 and $18.4 million at December 31, 2017. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2018, as compared to December 31, 2017, and the results of operations for the three and six months ended June 30, 2018, compared to the same period in 2017. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported diluted earnings per share of $0.44 and net income of $2,360,000 for the six months ended June 30, 2018, as compared to $0.35 and $1,766,000, respectively, for 2017. The Company’s diluted earnings per share for the three months ended June 30, 2018 was $0.22 as compared to $0.18 to the same period in 2017. These year-over-year improvements in The Company’s earnings are directly related to the lower base corporate tax rate resulting from the passage of the Tax Cuts and Jobs Act (“tax act”) in the fourth quarter of 2017 and the benefit of operational improvements on which the company is starting to see a positive return. Each of these realities should significantly benefit the company in future periods.

We are excited to report on the solid performance that our Company had for the six-month period ended June 30, 2018. Although the tax act has had a positive impact on our net income, this release will mainly focus on the strong growth of net income before taxes from operations. Overall, operational enhancements led to forty-four percent (44%) of the improvement in net income for the six months ended June 30, 2018. Our Company had a solid increase in net income before taxes of $258,000, or 10.1%, for the six months ended June 30, 2018, over the six months ended June 30, 2017. The primary drivers of this year-over-year increase in net income before taxes were the increases in interest income and fees on loans, which were up by $781,000, or 9.6%, and interest income on securities, which was up by $477,000, or 131.6%. Relating to loan growth, our Company had an increase in its gross loans of $21.9 million, or 6.1%, from June 30, 2017 to June 30, 2018. While growing the loan portfolio, our Company was able to maintain its overall stability in credit quality. Year-over-year, we continued to have very solid credit quality-related metrics supported by nonaccrual loans decreasing from a level of $1.6 million to $1.2 million, a decline of $400,000 or 24.9%. Further— net loans charged off, excluding overdrafts, was $121,000 for the six months ended June 30, 2018, which is a relatively modest increase of $67,000 from the six months ended June 30, 2017. Annualized net charge offs to average loans was 0.09% for the six months ended June 30, 2018, as compared to 0.06% for the six months ended June 30, 2017. Due to the rising rate environment in which we are currently operating, we are seeing opportunities in the area of securities investments; whereby, we are finally seeing yields that are at acceptable levels, which is encouraging us to leverage-up to some degree. Since June 30, 2017, our Company saw an increase in securities and other restricted stock of $47.3 million, or 109.9%, from the prior year. With our quarter-ending securities and other restricted stock position of $90.4 million being above the quarterly average of $67.2 million, we strongly anticipate more contribution to interest income from this area in future periods. With the enhanced level of total interest income that we realized in the first six months of 2018, net interest income for the six months ended June 30, 2018 for our Company increased by $904,000, or 11.9%, even as we focused on growing retail core deposits to fund our growth. Total deposits increased by $41.7 million, or 11.2%, to a level of $415.6 million as of June 30, 2018. Even with this significant increase in total deposits, we were able to control our overall interest expense levels by attracting lower-cost retail funding to replace higher-cost wholesale funding advances that matured over the past 12 months. Overall, our Company saw low-cost retail funding (consisting of non-interest and interest bearing demand and savings deposits) comprise $37.4 million of its growth in retail deposits year-over-year. In addition, time deposits, which consist of certificate of deposit or term funding, increased by $4.3 million, or 6.7%, for the same period. This growth in retail core deposit funding (along with increased levels of wholesale borrowing) and the increasing interest rate environment in which we are currently operating led to a slight elevation in our interest expense levels and our interest expense to average assets, which increased from 0.40% for the six months ended June 30, 2017 to 0.51% for the six months ended June 30, 2018. Overall, with the growth in our interest income outpacing the increases that we experienced in our interest expense, we had an increase in our net interest margin, which went from 3.83% in 2017 to 3.90% as of the end of this most recent quarter.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The Company’s total noninterest income increased $67,000, or 4.0%, year over year. A majority of this increase was realized in the area of service charges on deposit accounts, which is the area in which our Company performs at a high level relative to peer. On the noninterest expense-side of the net noninterest margin (and, as budgeted), we experienced an increase in our noninterest expense of $634,000 or 9.5%. Most of the increase in noninterest expense continues to be related to infrastructure enhancement and personnel-related expenses as we prepare for the future growth that we envision. Considering that most of the aforementioned expenses are “fixed,” we firmly believe that we have positive operating leverage, which should allow us to drive higher levels of revenue without significantly adding to our overall noninterest expense levels in the short-term; therefore, enhancing our Company’s earnings and returns. Of material note in the most recent quarter, our Company incurred approximately $123,000 in merger related and other one time expenses with a majority of these expenses relating to the June 14, 2018 announcement of a Definitive Agreement to acquire Powhatan Point Community Bancshares, Inc. These one time expenses decreased the diluted earnings per share for the Company by $0.02 in the most recent quarter. It is anticipated that during the third and fourth quarters of 2018, our Company will incur additional merger-related expenses in connection with this transaction.

Our Company continues to benefit from the enactment of the tax act, which has reduced the overall tax rate for companies, such as ours, from 35% to 21%. Overall, the tax act contributed fifty-six percent (56%) of our increase in net income for the six months ended June 30, 2018. We are also gratified to see that our investment in both the infrastructure and personnel of our Company is producing a positive return for us. On an operating basis, we saw an improvement in our earnings before income taxes, which contributed forty-four percent (44%) of the increase that we had in our bottom line earnings! With our focus on continuing to enhance our lending platforms, we anticipate seeing stronger loan growth in the coming year. In addition, with the implementation of an investment strategy during the course of the first quarter of this year, we anticipate having more investment securities-based leverage on our balance sheet in the coming quarters. Each of these aforementioned items have led to year-over-year growth in earning assets (consisting of both loans and investment securities) of $69.3 million or 17.3%. This realized growth in earning assets during the first half of this year, and the anticipation of additional growth in this area in the second half of 2018, should lead to the continuation of our Company growing its level of earning assets and generating higher levels of interest income. Increasing leverage at an acceptable spread should allow our Company to pay slightly higher rates to attract retail-based core funding to fund our growth, while maintaining our net interest margin and improving our overall level of net interest income. Year-over-year, we saw the net interest margin of our Company improve by seven (7) basis points to a level of 3.90% as of June 30, 2018. Our enhanced net interest margin led to our net interest income improving on a year-over-year basis by $904,000 or 11.9%.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

We have stated for many quarters that our goal is to grow our Company if we can do it in a profitable fashion. We are glad that we are in a position, at present, to accomplish this. At this most recent quarter end, our Company had total assets of $514.8 million, which is an increase of $66.1 million, or 14.7%, over the previous year. This is the highest level of total assets in our Company’s history and, for the first time, we surpassed the $500.0 million total asset threshold during the second quarter. Our viewpoint is that profitable growth will lead to positive opportunities to further grow our Company! In this area, we have very high expectations for our Company over the course of the next three years. Our ultimate goal is to become a “hybrid or omnichannel” bank; whereby, we can serve our present and future customers on “their” terms. By having both exceptional “in-branch” and “virtual” service options for our customers, we believe that our Company will have relevance within our industry for many years to come. In addition, we will be able to deliver on our current vision for growth, which is to have total assets greater than $1.0 billion. As previously announced our Company and Powhatan Point Community Bancshares, Inc. ("Powhatan"), the holding company for First National Bank of Powhatan Point ("First National"), announced on June 14, 2018 that we have signed a definitive merger agreement; whereby, we will acquire Powhatan in a stock and cash transaction.  Upon completion, First National will be merged into our subsidiary bank, Unified Bank. At that time, the main office of First National will become a full-service branch of Unified Bank. Powhatan operates one full-service office in Belmont County, Ohio and has approximately $62.8 million in assets, $6.7 million in loans, $57.6 million of deposits and $5.1 million in consolidated equity as of June 30, 2018.  This transaction will develop a presence for our Company in Southern Belmont County, which has seen nice growth in recent years relating to the oil and gas development in this area. In addition, this area has the potential for much more growth in the near to intermediate term with the expected announcement of the building of a much anticipated ethane cracker plant. This acquisition is expected to close in the fourth quarter of 2018 and is subject to Powhatan shareholder approval, regulatory approval, and other conditions set forth in the merger agreement.

As always, one of our primary focuses is to reward our valued shareholders by paying a solid cash dividend. With our improving earnings in 2018, we increased our cash dividend payout during the first quarter of this year. On a year-over-year basis as of June 30, 2018, our Company paid cash dividends of $0.26, versus $0.22 in 2017, an increase of 18.2%. At our present cash dividend payout level of $0.13, our Company’s stock has a forward dividend yield of 3.85%, which is significantly higher than the average cash dividend yield seen within our industry. Our other primary focus continues to be growing our shareholders’ investment in our Company through profitable operations and strategic growth. As of the most recent quarter end, our market value was $13.50, which is up from the same period in the previous year by $1.30 or 10.7%. We will continue to keenly focus on these two key areas to provide value for our loyal shareholders. Overall, we are pleased with the improving performance of our Company during the first six months of 2018 and the direction that we are going. With the positive growth that we have experienced so far in 2018, and with the anticipated growth that will occur during the remainder of the current year, we are extremely optimistic about our future potential and look forward to realizing this upside potential in future periods!

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

The allowance is regularly reviewed by management and the board to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay and current economic and industry conditions. Also, considered as part of that judgment, is a review of the Bank’s trend in delinquencies and loan losses, and economic factors.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2018, gross loans were $379.5 million, compared to $368.6 million at December 31, 2017, an increase of $10.9 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of an $11.3 million increase in commercial and commercial real estate loans, a $623,000 increase in residential loans and a $1.0 million decrease in installment loans since December 31, 2017.

Commercial and commercial real estate loans comprised 76.8% of total loans at June 30, 2018, compared to 76.0% at December 31, 2017. Commercial and commercial real estate loans have increased $11.3 million, or 4.0%, since December 31, 2017. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks.

Installment loans represented 3.0% of total loans at June 30, 2018 and 3.4% at December 31, 2017. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $1.0 million, or 8.0%, since December 31, 2017. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 20.2% of total loans at June 30, 2018 and 20.6% at December 31, 2017, representing an increase of $623,000, or less than 1.0% since December 31, 2017. As of June 30, 2018, the Bank has approximately $4.7 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $5.3 million at December 31, 2017. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At June 30, 2018, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.1 million at June 30, 2018, which represented 0.55% of total loans, and $2.1 million at December 31, 2017, or 0.58% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had net charge-offs of $171,000 for the six months ended June 30, 2018 compared to $99,000 for the six months ended June 30, 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2018 increased approximately $41.3 from December 31, 2017 totals. Due to the rising rate environment in which we are currently operating, we are seeing opportunities in the area of securities investments; whereby, we are finally seeing yields that are at acceptable levels, which is encouraging us to leverage-up on state and political subdivision investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended June 30, 2018, total core deposits increased approximately $29.2 million or 7.7%. The Company’s savings accounts increased $1.7 million, or 2.0%, from December 31, 2017 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $25.0 million, or 10.5%, while certificates of deposit under $250,000 increased by $2.5 million, or 4.2%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and, as such, are used to balance rate sensitivity as a tool of funds management. At June 30, 2018, certificates of deposit greater than $250,000 increased $483,000 or 9.1%, from December 31, 2017 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $1.3 million from December 31, 2017 totals.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Net Income

For the six months ended June 30, 2018 the Company reported net earnings of $2,360,000, compared to $1,766,000 for the six months ended June 30, 2017. On a per share basis, the Company’s diluted earnings were $0.44 for the six months ended June 30, 2018, as compared to $0.35 for the six months ended June 30, 2017 an increase of 25.71%.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income after provision for loan losses increased 10.9%, or $825,000 for the six months ended June 30, 2018 compared to the same period in 2017. As previously mentioned, the strong growth of loans was the driver for the increase in net interest income.

Provision for Loan Losses

Year-over-year, the Company maintained very solid credit quality-related metrics by having nonaccrual loans and loans past due 30+ days experience a modest increase from a level of $2.59 million to $2.94 million, an increase of $350,000. Net loans charged-off, excluding overdrafts, was $121,000 through June 30, 2018, which is a slight increase over net loans charged-off of $54,000 from the previous year. At this present level, total past due and nonaccrual loans to gross loans is a very solid 0.77% versus 0.72% the prior year. Net charge offs to average loans was 0.09% for the six months ended June 30, 2018. Overall, with the solid loan growth and not much movement in the Company’s credit quality, the Company modestly increased the provision for loan losses which was $50,000 for the six months ended June 30, 2017 to $129,000 for the six months ended June 30, 2017, an increase of $79,000.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts increased by $52,000 for the six months ended June 30, 2018 as compared to the same period in 2017.

Noninterest Expense

Noninterest expense increased on a year-over-year basis by $634,000 or 9.5%. Our Company is embarking upon a new period, whereby our exclusive focus is to grow our assets in a profitable fashion that will produce consistent and increasing earnings. As such certain expenses have increased year over year. During the six months ended June 30, 2018, the Company also incurred professional fees mainly related to the announced acquisition with Powhatan and its affiliate of approximately $123,000.

Federal Income Taxes

The provision for federal income taxes was $448,000 for the six months ended June 30, 2018, a decrease of $336,000 compared to the same period in 2017. The effective tax rate was 16.0% and 30.7% for the six months ended June 30, 2018 and 2017, respectively. As previously discussed, the effective tax rate is lower due to the passage of the Tax Act in the fourth quarter of 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Net Income

For the three months ended June 30, 2018 the Company reported net earnings of $1,212,000, compared to $916,000 for the three months ended June 30, 2017. On a per share basis, the Company’s diluted earnings were $0.22 for the three months ended June 30, 2018, as compared to $0.18 for the three months ended June 30, 2017.

Net Interest Income

Net interest income increased 14.3%, or $548,000 for the three months ended June 30, 2018 compared to the same period in 2017. This increase was mainly driven by an increase in loan interest income and loan fees of $467,000 or 11.4% for the three months ended June 30, 2018 over the same period in 2017.

Provision for Loan Losses

The provision for loan losses was $72,000 for the three months ended June 30, 2018, compared to $25,000 for the same period in 2017. As previously discussed, the increase in the provision for loan losses was primarily due to the solid loan growth.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts increased by $18,000 for the three months ended June 30, 2018 as compared to the same period in 2017.

Noninterest Expense

Noninterest expense was $3.8 million for the three months ended June 30, 2018, an increase of $389,000, compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, the Company also incurred professional fees mainly related to our announced pending acquisition with Powhatan of approximately $107,000.

Federal Income Taxes

The provision for federal income taxes was $250,000 for the three months ended June 30, 2018, a decrease of $165,000 compared to the same period in 2017. The effective tax rate was 17.1% and 31.2% for the three months ended June 30, 2018 and 2017, respectively. As previously discussed, the effective tax rate is lower due to the passage of the Tax Act in the fourth quarter of 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $45.0 million at June 30, 2018 compared to $43.9 million at December 31, 2017, a $1,090,000 increase. Total stockholders’ equity in relation to total assets was 8.74% at June 30, 2018 and 9.56% at December 31, 2017. The Company’s Articles of Incorporation provides flexibility to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

As of June 30, 2018, the Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	10.82%
Tier 1 capital ratio	11.79%
Total capital ratio	12.30%
Leverage ratio	10.18%

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Liquidity

Management’s objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to the ability to borrow funds under line of credit agreements with correspondent banks, a borrowing agreement with the Federal Home Loan Bank of Cincinnati and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy and profitability to meet the current and projected liquidity needs of its customers.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 4. Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1. Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2017, filed on March 20, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 4/1/2018 to 4/30/2018	—	—	—	—
Month #2 5/1/2018 to 5/31/2018	—	—	—	—
Month #3 6/1/2018 to 6/30/2018	—	—	—	—

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

ITEM 3. Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Exhibits

EX 2.0	Agreement and Plan of Merger dated as of June 14, 2018, by and between United Bancorp, Inc. and Powhatan Point Community Bancshares, Inc. (1)

EX 3.1	Amended Articles of Incorporation of United Bancorp, Inc. (2)

EX 3.2	Amended Code of Regulations of United Bancorp, Inc. (3)

EX 4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 10.1	United Bancorp, Inc. 2018 Stock Incentive Plan

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document (3)

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2018

(2)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(3)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: August 14, 2018	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 14, 2018	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

