Form 10-Q
period 2018-09-30
UNITED BANCORP INC /OH/
filed 2018-11-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Markd One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from                          to

Commission File Number:                      0-16540

UNITED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒        Smaller Reporting Company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐        No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 9, 2018, 5,743,018 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$4,868	$4,662
Interest-bearing demand deposits	8,042	9,653
Cash and cash equivalents	12,910	14,315
Available-for-sale securities	86,466	44,959
Loans, net of allowance for loan losses of $2,004 and $2,122 at September 30, 2018 and December 31, 2017, respectively	391,178	366,467
Premises and equipment	11,645	11,740
Federal Home Loan Bank stock	4,164	4,164
Foreclosed assets held for sale, net	387	397
Accrued interest receivable	1,567	993
Deferred income taxes	851	349
Bank-owned life insurance	12,334	12,114
Other assets	3,777	3,834
Total assets	$525,279	$459,332

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$268,604	$237,980
Savings	80,649	82,169
Time	85,078	65,817
Total deposits	434,331	385,966

Securities sold under repurchase agreements	15,399	11,085
Federal Home Loan Bank advances	22,139	10,022
Subordinated debentures	4,124	4,124
Interest payable and other liabilities	4,174	4,240
Total liabilities	480,167	415,437

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2018 –5,560,304 shares, 2017 – 5,435,304 shares; outstanding 2018 – 5,376,471, 2017 - 5,244,105	5,560	5,435
Additional paid-in capital	18,052	18,020
Retained earnings	24,795	23,260
Stock held by deferred compensation plan; 2018 –178,089 shares, 2017 – 185,355 shares	(1,622)	(1,671)
Unearned ESOP compensation	(474)	(683)
Accumulated other comprehensive loss	(1,153)	(420)
Treasury stock, at cost 2018 –5,744 shares, 2017 – 5,744 shares	(46)	(46)
Total stockholders’ equity	45,112	43,895
Total liabilities and stockholders’ equity	$525,279	$459,332

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$4,883	$4,345	$13,776	$12,457
Taxable securities	189	118	544	330
Non-taxable securities	361	—	674	7
Federal funds sold	27	68	78	115
Dividends on Federal Home Loan Bank stock and other	63	55	183	151
Total interest and dividend income	5,523	4,586	15,255	13,060

Interest expense
Deposits
Demand	378	144	922	331
Savings	10	9	29	28
Time	253	182	680	500
Borrowings	252	114	492	466
Total interest expense	893	449	2,123	1,325
Net interest income	4,630	4,137	13,132	11,735

Provision for loan losses	72	25	201	75
Net interest income after provision for loan losses	4,558	4,112	12,931	11,660

Noninterest income
Service charges on deposit accounts	667	633	1,948	1,862
Realized gains on sales of loans	17	44	54	88
Other income	213	215	663	643
Total noninterest income	897	892	2,665	2,593

Noninterest expense
Salaries and employee benefits	1,970	1,799	5,678	5,391
Net occupancy and equipment expense	515	529	1,602	1,562
Professional services	331	145	820	573
Insurance	108	91	316	230
Deposit insurance premiums	48	53	123	141
Franchise and other taxes	102	97	300	277
Advertising	138	108	400	317
Stationery and office supplies	30	24	104	93

Net realized (gain) loss on sale of other real estate and repossessions	(12)	16	6	12
Other expenses	625	594	1,839	1,571
Total noninterest expense	3,855	3,456	11,188	10,167
Income before federal income taxes	1,600	1,548	4,408	4,086

Federal income taxes	269	548	717	1,320
Net income	$ 1,331	$1,000	$3,691	$2,766

EARNINGS PER COMMON SHARE
Basic	$0.26	$0.20	$0.72	$0.56
Diluted	$0.25	$0.20	$0.69	$0.55
DIVIDENDS PER COMMON SHARE	$0.13	$0.12	$0.39	$0.34

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$1,331	$1,000	$3,691	$2,766

Unrealized holding gains (losses) on securities during the period, net of tax (benefits) of $(171), ($4), ($195) and $123 for each respective period	(642)	(8)	(732)	240

Comprehensive income	$689	$992	$2,959	$3,006

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Operating Activities
Net income	$3,691	$2,766
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	80	—
Depreciation and amortization	712	683
Expense related to share based compensation plans	205	104
Expense related to ESOP	210	210
Provision for loan losses	201	75
Increase in value of bank-owned life insurance	(220)	(227)
Gain on sale of loans	(54)	(88)
Proceeds from sale of loans held for sale	2,621	3,860
Originations of loans held for sale	(2,567)	(3,772)
(Gain) Loss on sale or write down of foreclosed assets	(15)	12
Amortization of mortgage servicing rights	28	5
Net change in accrued interest receivable and other assets	(886)	(1,660)
Net change in accrued expenses and other liabilities	(67)	773

Net cash provided by operating activities	3,939	2,741

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	—	7,249
Purchases	(42,514)	(6,248)
Net change in loans	(25,138)	(3,909)
Purchases of premises and equipment	(617)	(674)
Proceeds from sale of foreclosed assets	285	9

Net cash used in investing activities	(67,984)	(3,573)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Financing Activities
Net change in deposits	$48,365	$42,048
Net change in securities sold under repurchase agreements	4,314	6,795
Net change in FHLB overnight borrowings	12,200	(19,500)
Repayments of long-term borrowings	(83)	(15,098)
Cash dividends paid on common stock	(2,156)	(1,846)

Net cash provided by financing activities	62,640	12,399

(Decrease) Increase in Cash and Cash Equivalents	(1,405)	11,567
Cash and Cash Equivalents, Beginning of Period	14,315	11,541

Cash and Cash Equivalents, End of Period	$12,910	$23,108

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,046	$1,370

Federal income taxes paid	$665	$448

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$280	$—

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2018, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2017 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)

Basic
Net income	$1,331	$1,000	$3,691	$2,766
Dividends on non-vested restricted stock	(26)	(9)	(79)	(26)
Net income allocated to stockholders	$1,305	$991	$3,612	$2,740
Weighted average common shares outstanding	5,004,280	4,882,238	4,990,110	4,855,305
Basic earnings per common share	$0.26	$0.20	$0.72	$0.56

Diluted
Net income allocated to stockholders	$1,305	$991	$3,612	$2,740
Weighted average common shares outstanding for basic earnings per common share	5,004,280	4,882,238	4,990,110	4,855,305
Add: Dilutive effects of assumed exercise of stock options and restricted stock	172,975	127,093	225,449	128,093
Average shares and dilutive potential common shares	5,177,255	5,009,331	5,215,559	4,983,395

Diluted earnings per common share	$0.25	$0.20	$0.69	$0.55

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

ASU No. 2016-01 was issued in January 2016 and applies to all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instruments specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity instruments that exist as of the date of adoption. The Company has adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on its fair value disclosures and other disclosure requirements. These amendments did have an impact on certain items that were disclosed at fair value that did not utilize the exit price notion when measuring fair value. For additional information on fair value of assets and liabilities, see Note 7.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Acquisition

On October 15, 2018, United Bancorp, Inc. (“United Bancorp”) completed its previously announced acquisition (the “Merger”) of Powhatan Point Community Bancshares, Inc. (“Powhatan Point”), the holding company of The First National Bank of Powhatan Point (“First National”). The definitive agreement and plan of merger executed by the parties on June 14, 2018 provided that United Bancorp shall take all appropriate action so that, as of the effective time of the Merger, one current director of Powhatan Point shall be appointed as a director of United Bancorp. Effective upon completion of the Merger, the Board of Directors of United Bancorp (the “Board”) increased the size of the Board by one member and appointed Dr. Carl A. Novak, DDS to the newly created vacancy on the Board to serve as a director of United Bancorp. In addition, Dr. Novak was appointed to the Board of Directors of Unified. The main office of First National will become a full-service branch of Unified Bank. Powhatan operates one full-service office in Belmont County, Ohio and has approximately $56.4 million in assets, $7.9 million in loans, and $51.4 million of deposits as of September 30, 2018. Under the terms of the Merger Agreement, shareholders of Powhatan Point received 6.9233 shares of United Bancorp common stock and $28.52 in cash for each outstanding share of Powhatan Point common stock. The cash consideration was adjusted to $28.52 after factoring in cash consideration adjustments set forth in the merger agreement.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Powhatan Point shares outstanding at the closing to be exchanged were 52,955, and the shares of United Bancorp common stock issued to Powhatan Point shareholders totaled 366,623. Based on the October 15, 2018 closing price of $12.90 per share of United Bancorp common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $6.2 million.

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale Securities:
September 30, 2018:
U.S. government agencies	$45,250	$—	$(820)	$44,430
State and political subdivisions	42,433	10	(407)	42,036

	$87,683	$10	$(1,227)	$86,466

Available-for-sale Securities:
December 31, 2017:
U.S. government agencies	$45,249	$—	(290)	$44,959

	$45,249	$—	$(290)	$44,959

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

The amortized cost and fair value of available-for-sale securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)

Within one year	$—	$—
One to five years	45,250	44,430
Five to ten year	—	—
Due after ten years	42,433	42,036

Totals	$87,683	$86,466

The carrying value of securities pledged to secure public deposits and for other purpose, was $43.3 million and $41.5 million at September 30, 2018 and December 31, 2017, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2018 and December 31, 2017, was $84.4 million and $44.9 million, which represented approximately 97.6% and 100.0%, respectively, of the Company’s available-for-sale investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result on general increase in longer term interest rates.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

September 30, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$8,830	$(171)	$35,601	$(649)	$44,431	$(820)
State and Political Subdivisions	39,938	(407)	—	—	39,938	(407)

Total	$48,768	$(578)	$35,601	$(649)	$84,369	$(1,227)

December 31, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$12,190	$(59)	$32,769	$(231)	$44,959	$(290)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

There were no investment sales for the nine months ended September 30, 2018 and 2017.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

  Note 3: Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2018	2017
	(In thousands)

Commercial loans	$89,844	$81,327
Commercial real estate	215,793	198,936
Residential real estate	76,668	75,853
Installment loans	10,877	12,473

Total gross loans	393,182	368,589

Less allowance for loan losses	(2,004)	(2,122)

Total loans	$391,178	$366,467

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Residential Real Estate and Installment

Residential Real Estate and Installment loans consist of two segments - residential mortgage loans and consumer personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2018

	Commercial	Commercial Real Estate	Residential Real Estate	Installment	Unallocated	Total
(In thousands)

Allowance for loan losses:

Balance, July 1, 2018	$545	$654	$505	$376	$—	$2,080
Provision charged to expense	(130)	28	109	65	—	72
Losses charged off	—	—	(98)	(74)	––	(172)
Recoveries	1	1	1	21	––	24

Balance, September 30, 2018	$416	$683	$517	$388	$—	$2,004

Balance, January 1, 2018	$537	$843	$436	$218	$88	$2,122
Provision charged to expense	(124)	(162)	255	320	(88)	201
Losses charged off	—	––	(177)	(198)	––	(375)
Recoveries	3	2	3	48	––	56

Balance, September 30, 2018	$416	$683	$517	$388	$—	$2,004

Allocation:

Ending balance: individually evaluated for impairment	$19	$85	$—	$—	$—	$104
Ending balance: collectively evaluated for impairment	$397	$598	$517	$388	$—	$1,900

Loans:

Ending balance: individually evaluated for impairment	$78	$811	$—	$95	$—	$984
Ending balance: collectively evaluated for impairment	$89,766	$214,982	$76,668	$10,782	$—	$392,198

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2017

	Commercial	Commercial Real Estate	Residential Real Estate	Installment	Unallocated	Total
(In thousands)

Allowance for loan losses:

Balance, July 1, 2017	$532	$845	$447	$291	$177	$2,292
Provision charged to expense	(26)	13	1	43	(6)	25
Losses charged off	(30)	(59)	(6)	(40)	––	(135)
Recoveries	—	1	1	11	––	13

Balance, September 30, 2017	$476	$800	$443	$305	$171	$2,195

Balance, January 1, 2017	$495	$804	$591	$107	$344	$2,341
Provision charged to expense	10	57	(149)	330	(173)	75
Losses charged off	(30)	(64)	(6)	(167)	––	(267)
Recoveries	1	3	7	35	––	46

Balance, September 30, 2017	$476	$800	$443	$305	$171	$2,195

Allocation:

Ending balance: individually evaluated for impairment	$3	$120	$––	$—	$––	$123
Ending balance: collectively evaluated for impairment	$473	$680	$443	$305	$171	$2,072

Loans:

Ending balance: individually evaluated for impairment	$95	$661	$––	$305	$––	$1,061
Ending balance: collectively evaluated for impairment	$75,193	$195,066	$76,501	$12,568	$––	$359,328

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2017

	Commercial	Commercial Real Estate	Residential Real Estate	Installment	Unallocated	Total
	(In thousands)

Allowance for loan losses:

Ending balance: individually evaluated for impairment	$—	$73	$––	$––	$––	$73
Ending balance: collectively evaluated for impairment	$537	$770	$436	$218	$88	$2,049

Loans:

Ending balance: individually evaluated for impairment	$83	$619	$––	$306	$––	$1,008
Ending balance: collectively evaluated for impairment	$81,244	$198,317	$75,853	$12,167	$––	$367,581

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

The following tables show the portfolio quality indicators.

	September 30, 2018
Loan Class	Commercial	Commercial Real Estate	Residential Real Estate	Installment	Total
	(In thousands)

Pass Grade	$89,754	$214,254	$76,668	$10,782	$391,458
Special Mention	—	464	—	—	464
Substandard	90	1,075	—	95	1,260
Doubtful	—	—	—	—	—

	$89,984	$215,793	$76,668	$10,877	$393,182

	December 31, 2017
Loan Class	Commercial	Commercial Real Estate	Residential Real Estate	Installment	Total
	(In thousands)

Pass Grade	$78,652	$195,063	$75,853	$12,167	$361,735
Special Mention	20	3,066	––	––	3,086
Substandard	2,655	807	––	306	3,768
Doubtful	––	––	––	––	––

	$81,327	$198,936	$75,853	$12,473	$368,589

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

For the Three and Nine Months Ended September 30, 2018 and 2017

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis
As of September 30, 2018

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)

Commercial	$—	$—	$—	$19	$19	$89,825	$89,844
Commercial real estate	—	—	53	744	797	214,996	215,793
Residential real estate	372	275	—	513	1,160	75,508	76,668
Installment	15	—	6	19	40	10,837	10,877

Total	$387	$275	$59	$1,295	$2,016	$391,166	$393,182

Loan Portfolio Aging Analysis
As of December 31, 2017

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)

Commercial	$56	$—	$—	$83	$139	$81,188	$81,327
Commercial real estate	262	—	––	500	762	198,174	198,936
Residential real estate	559	306	—	760	1,625	74,228	75,853
Installment	61	40	––	52	153	12,320	12,473

Total	$938	$346	$—	$1,395	$2,679	$365,910	$368,589

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Impaired Loans

	As of September 30, 2018			For the three months ended September 30, 2018		For the nine months ended September 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)

Loans without a specific valuation allowance:
Commercial	$58	$58	$––	$59	$—	$60	$2
Commercial real estate	412	412	––	438	9	446	14
Residential real estate	––	––	––	––	––	––	––
Installment	96	96	––	97	1	99	3
	566	566	––	594	10	605	19
Loans with a specific valuation allowance:
Commercial	19	19	19	19	1	20	1
Commercial real estate	399	399	85	408	1	407	2
Residential real estate	––	––	––	––	––	––	––
Installment	––	––	––	––	—	––	—
	418	418	104	427	2	427	3

Total:
Commercial	$77	$77	$19	$78	$1	$80	$3
Commercial real estate	$811	$811	$85	$846	$10	$853	$16
Residential real estate	$––	$––	$––	$—	$—	$—	$—
Installment	$96	$96	$––	$97	$1	$99	$3

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Impaired Loans

	As of December 31, 2017			For the three months ended September 30, 2017		For the nine months ended September 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)

Loans without a specific valuation allowance:
Commercial	$83	$83	$––	$65	$—	$62	$2
Commercial real estate	209	317	––	592	3	607	8
Residential	––	––	––	––	––	––	––
Installment	306	306	––	306	—	313	3
	598	706	––	963	—	982	13
Loans with a specific valuation allowance:
Commercial	—	—	—	30	4	97	7
Commercial real estate	410	410	73	535	2	496	14
Residential real estate	––	––	––	––	––	––	––
Installment	––	––	––	––	—	––	—
	410	410	73	565	6	593	21

Total:
Commercial	$83	$83	$73	$95	$4	$159	$9
Commercial real estate	$619	$727	$—	$1,127	$5	$1,103	$22
Residential real estate	$—	$—	$—	$—	$—	$—	$—
Installment	$306	$306	$––	$306	$—	$313	$3

Interest income recognized on a cash basis was not materiality different than interest income recognized.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off.

Three Months ended September 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Installment	—	—	—

Three Months Ended September 30, 2018
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$––	$––	$––	$––
Commercial real estate	––	––	––	––
Residential real estate	––	––	––	––
Consumer	––	––	––	––

Nine Months ended September 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	––	$––	$––
Commercial real estate	––	––	––
Residential real estate	––	––	––
Installment	––	––	––

Nine Months Ended September 30, 2018
	Interest Only	Term	Combination	Total Modification
(In thousands)

Commercial	$—	$––	$––	$––
Commercial real estate	––	––	––	––
Residential real estate	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	2	$40	$40
Commercial real estate	1	62	62
Residential real estate	––	––	––
Installment	––	––	––

	Three Months ended September 30, 2017
	Interest Only	Term	Combination	Total Modification
	(In thousands)

Commercial	$––	$40	$––	$40
Commercial real estate	––	62	––	62
Residential estate	––	––	––	––
Consumer	––	––	––	––

	Nine Months ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)

Commercial	2	$40	$40
Commercial real estate	3	189	165
Residential estate	––	––	––
Installment	––	––	––

	Nine Months Ended September 30, 2017
	Interest Only	Term	Combination	Total Modification
	(In thousands)

Commercial	$––	$40	$––	$40
Commercial real estate	––	165	––	165
Residential estate	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

During the nine months ended September 30, 2017 troubled debt restructurings described above increased the allowance for loan losses by 20,000. At September 30, 2018 and 2017 and for three and nine month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)

Service cost	$76	$68	$228	$204
Interest cost	55	50	165	150
Expected return on assets	(111)	(90)	(333)	(270)
Amortization of prior service cost and net loss	(10)	(6)	(30)	(18)

Pension expense	$10	$22	$30	$66

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)

Commercial loans unused lines of credit	$32,755	$25,814
Commitment to originate loans	19,125	15,350
Consumer open end lines of credit	36,164	36,938
Standby lines of credit	46	46

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)

Net unrealized loss on securities available-for-sale	$(1,170)	$(290)
Net unrealized loss for unfunded status of defined benefit plan liability	(289)	(289)

	(1,459)	(579)
Tax effect	306	159

Net-of-tax amount	(1,153)	(420)

Note 7:	Fair Value Measurements

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2018
U.S. government agencies	$44,430	$—	$44,430	$—
State and political subdivisions	42,036	—	42,036	—

December 31, 2017
U.S. government agencies	$44,959	$—	$44,959	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2018
Collateral dependent impaired loans	$334	$—	$—	$334
Foreclosed assets held for sale	151	—	—	151

December 31, 2017
Collateral dependent impaired loans	$336	$—	$—	$336
Foreclosed assets held for sale	34	—	—	34

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 9/30/18	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$334	Market comparable properties	Marketability discount	Not available

Foreclosed assets held for sale	$151	Market comparable properties	Selling costs	10% – 35%

	Fair Value at 12/31/17	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$336	Market comparable properties	Marketability discount	Not available

Foreclosed assets held for sale	$34	Market comparable properties	Selling costs	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2018

Financial assets
Cash and cash equivalents	$12,910	$12,910	$—	$—
Loans, net of allowance	391,178	—	—	384,669
Federal Home Loan Bank stock	4,164	—	4,164	—
Accrued interest receivable	1,567	—	1,567	—

Financial liabilities
Deposits	434,331	—	370,580	—
Short term borrowings	15,399	—	15,399	—
Federal Home Loan Bank Advances	22,139	—	22,144	—
Subordinated debentures	4,124	—	3,733	—
Interest payable	146		146	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2017

Financial assets
Cash and cash equivalents	$14,315	$14,315	$—	$—
Loans, net of allowance	366,467	—	—	368,053
Federal Home Loan Bank stock	4,164	—	4,164	—
Accrued interest receivable	993	—	993	—
Financial liabilities
Deposits	385,966	—	358,772	—
Short term borrowings	11,085	—	11,085	—
Federal Home Loan Bank Advances	10,022	—	10,012	—
Subordinated debentures	4,124	—	3,590	—
Interest payable	70	—	70	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 For the Three and Nine Months Ended September 30, 2018 and 2017

Loans

For September 30, 2018, fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans and leases that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans and leases as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans and leases with similar terms to borrowers of similar credit quality.

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2018 and December 31, 2017.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

At September 30, 2018 and December 31, 2017, repurchase agreement borrowings totaled $15,399,000 and $10,022,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreement reflected in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

September 30, 2018	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$15,399	$—	$—	$—	$15,399
Total	$15,399	$—	$—	$—	$15,399

December 31, 2017	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$11,085	$—	$—	$—	$11,085
Total	$11,085	$—	$—	$—	$11,085

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $18.2 million at September 30, 2018 and $18.4 million at December 31, 2017. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2018, as compared to December 31, 2017, and the results of operations for the three and nine months ended September 30, 2018, compared to the same period in 2017. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

For the nine months ended September 30, 2018, United Bancorp, Inc. reported diluted earnings per share of $0.69 and net income of $3,691,000 as compared to $0.55 and $2,766,000, respectively, for 2017. The Company’s diluted earnings per share for the three months ended September 30, 2018, was $0.25 as compared to $0.20 for the same period in 2017. These year-over-year improvements in UBCP’s earnings are directly related to the lower base corporate tax rate resulting from the passage of the Tax Cuts and Jobs Act (“tax act”) in the fourth quarter of 2017 and the benefit of operational improvements on which the company is seeing a positive return.

UBCP had a solid increase in net income of $924,000, or 33.4%, for the nine months ended September 30, 2018, over the nine months ended September 30, 2017. On an operating basis, the primary drivers of this year-over-year increase in net income were the increases in interest income and fees on loans, which were up by $1.3 million, or 10.6%, and the interest income on securities, which was up by $876,000, or 145.3%. Relating to loan growth, our Company had an increase in its gross loans of $32.8 million, or 9.1%, from September 30, 2017 to September 30, 2018. While growing the loan portfolio, our Company was able to maintain its overall stability in credit quality. Year-over-year, we continued to have very solid credit quality-related metrics supported by low levels of nonaccrual loans of approximately $1.3 million at both September 30, 2018 and 2017. Further— net loans charged off, excluding overdrafts, was $238,000 for the nine months ended September 30, 2018, which is a relatively modest increase of $84,000 from the nine months ended September 30, 2017. Annualized net charge offs to average loans was 0.08% for the nine months ended September 30, 2018, as compared to 0.06% for the nine months ended September 30, 2017. Due to the rising rate environment in which we are currently operating, United Bancorp, Inc. is seeing opportunities in the area of investment securities. In this current rate environment, yields on select securities are at levels that we have not seen for several years, which are encouraging us to leverage-up to some degree. Since September 30, 2017, our Company saw an increase in securities and other restricted stock of $47.3 million, or 109.3%, from the prior year. With our quarter-ending securities and other restricted stock position of $90.6 million being above the quarterly average of $75.3 million (and, also, with our gross loans being $17.2 million above the quarterly average for loans), we anticipate even further contribution from these key revenue generating areas to interest income in future periods. With the enhanced level of total interest income that we realized in the first nine months of 2018, net interest income for the nine months ended September 30, 2018 for our Company increased by $1.4 million, or 11.9%, even as we focused on growing retail core deposits to fund our growth. Total deposits increased by $53.5 million, or 14.0%, to a level of $434.3 million as of September 30, 2018. Even with this significant increase in total deposits, we were able to control our overall interest expense levels by attracting lower-cost retail funding to replace higher-cost wholesale funding advances that matured over the past 12 months. Overall, our Company saw low-cost retail funding (consisting of non-interest and interest bearing demand and savings deposits) comprise $33.8 million of its growth in retail deposits year-over-year. In addition, time deposits, which consist of certificate of deposit or term funding, increased by $19.6 million, or 30.0%, for the same period. Funding our present growth with increased levels of retail core deposits and overnight wholesale borrowings in an increasing interest rate environment led to a slight elevation in our interest expense levels year-over-year. Accordingly, our interest expense to average assets increased from 0.40% for the nine months ended September 30, 2017 to 0.58% for the nine months ended September 30, 2018. Even with this increase in our interest expense, we were able to grow our interest income to a greater degree and, thereby, increase our net interest margin. Year-over-year, our net interest margin improved to a level of 3.90% as of the end of this most recent quarter versus 3.80% for the same nine month period in 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Relating to our Company’s net noninterest margin, total noninterest income increased $73,000, or 2.8%, year over year. Service charges on deposit accounts, which is the area in which our Company performs at a high level relative to peer, strongly contributed to this increase. On the noninterest expense-side of the net noninterest margin (and, as budgeted), we experienced an increase in our noninterest expense of $1.0 million or 10.1%. Most of the increase in noninterest expense continues to be related to infrastructure enhancement and personnel-related expenses to support the growth that our Company envisions for the future. Considering that most of the aforementioned expenses are “fixed,” we firmly believe that we have positive operating leverage. This reality should allow us to drive higher levels of revenue without significantly adding to our overall noninterest expense levels in the short-term; thereby, further enhancing our Company’s earnings and returns. And, lastly, also significantly contributing to the increase in noninterest expense levels for the nine months ended September 30, 2018 are the approximately $223,000 in merger-related and other one time expenses that we have incurred during the current year. A majority of these expenses are relating to the June 14, 2018, announcement of our Definitive Agreement to acquire Powhatan Point Community Bancshares, Inc. These one-time expenses decreased the diluted earnings per share for our Company by $0.02 in the most recent quarter and $0.04 for the nine months ended September 30, 2018. It is anticipated during the fourth quarter of 2018 that we will incur additional merger-related expenses in connection with this transaction as we work toward a closing.

United Bancorp, Inc. continues to benefit from the enactment of the tax act, which has reduced the overall tax rate for companies, such as ours, from 35% to 21%. The Company’s investment in both infrastructure and personnel is producing a positive return for us. On an operating basis, we saw an improvement in our earnings before taxes even though we had non-recurring expenses relating to our upcoming acquisition of Powhatan Point Community Bancshares, Inc. With our enhanced lending platforms, we anticipate seeing continued above peer loan growth in the coming quarters. In addition, with our continued focus on an investment strategy that was implemented during the first quarter of this year, we also anticipate having increasing levels of higher yielding investment securities on our balance sheet in the coming quarters. Each of these aforementioned items will continue to drive our organic growth and has led to year-over-year growth in earning assets (consisting of both loans and investment securities) of $80.1 million or 19.8%. This organic growth will be further enhanced with our upcoming merger, which should lead to the continuation of our Company growing its level of earning assets and generating higher levels of interest income. Even with this strong growth in both earning assets and core deposits, we have been able to expand our net interest margin and improve our overall level of net interest income. Year-over-year, we saw the net interest margin of our Company improve by ten (10) basis points to a level of 3.90% as of September 30, 2018. Our enhanced net interest margin led to our net interest income improving on a year-over-year basis by $1.4 million or 11.9%.

As of September 30, 2018, the Company had total assets of $525.3 million, which is an increase of $70.8 million, or 15.6%, over the previous year. With the level of organic growth that we have achieved on a year-over-year basis, our current level of total assets is the highest in our Company’s history and this profitable growth will lead to positive opportunities to further grow our Company. In this area, we have very high expectations over the course of the next three years. Our ultimate goal is to become a “hybrid or omnichannel” bank; whereby, we can serve our present and future customers on “their” terms. By having both exceptional “in-branch” and “virtual” service options for our customers, we believe that our Company will have relevance within our industry for many years to come. In addition, we will be able to deliver on our current vision for growth, which is to have total assets greater than $1.0 billion in order to gain greater operational efficiencies. As previously disclosed, our Company and Powhatan Point Community Bancshares, Inc. (PPCB), the holding company for First National Bank of Powhatan Point (FNBPP), announced on June 14, 2018 that we have signed a definitive merger agreement; whereby, we will acquire PPCB in a stock and cash transaction. The transaction was approved by the PPCB Shareholders on October 11, 2018 and consummated on October 15, 2018. At that time, the main office of First National Bank became a full-service branch of Unified Bank. This merger with PPCB and First National Bank has added approximately $56.4 million in assets, $7.9 million in loans, and $51.4 million of deposits. In addition, this transaction will allow us to further develop a presence for our Company in Southern Belmont County, which has seen nice growth in recent years relating to the oil and gas development in this area. This new market also has the potential for much more growth with the expected announcement of the building of a much anticipated ethane cracker plant. We look forward, with much anticipation, to welcoming Powhatan Point Community Bancshares to the United Bancorp Family!”

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

One of our primary focuses is to reward our valued shareholders by paying a solid cash dividend. With our improving earnings in 2018, we increased our quarterly cash dividend payout level during the first quarter of this year. On a year-over-year basis as of September 30, 2018, our Company paid cash dividends of $0.39 versus $0.34 in 2017, an increase of 14.7%. At our present quarterly cash dividend payout level of $0.13, our Company’s stock has a forward dividend yield of 3.95%, which is significantly higher than the average cash dividend yield seen within our industry. Our other primary focus continues to be growing our shareholders’ investment in our Company through profitable operations and strategic growth. As of the most recent quarter end, our market value was $13.15, which is up from the same period in the previous year by $1.15 or 9.6%. We will continue to keenly focus on these two key areas to create additional value for our loyal shareholders. Overall, we are pleased with the improving performance of our Company during the first nine months of 2018 and the direction that we are going. With the positive growth that we have experienced so far in 2018, and with the anticipated growth that will occur during the remainder of the current year, we are extremely optimistic about our potential to further improve the earnings of our Company and look forward to realizing this upside potential in future periods.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2018, gross loans were $393.2 million, compared to $368.6 million at December 31, 2017, an increase of $24.6 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $25.4 million increase in commercial and commercial real estate loans a $815,000 increase in residential real estate loans and a $1.6 million decrease in installment loans since December 31, 2017.

Commercial and commercial real estate loans comprised 77.7% of total loans at September 30, 2018, compared to 76.0% at December 31, 2017. Commercial and commercial real estate loans have increased $25.4 million, or 9.1% since December 31, 2017. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area, but mainly within the states of Ohio and West Virginia.

Installment loans represented 2.8% of total loans at September 30, 2018 and 3.4% at December 31, 2017. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $1.6 million, or 12.8%, since December 31, 2017. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 19.5% of total loans at September 30, 2018 and 20.6% at December 31, 2017, representing an increase of $815,000, or 1.0% since December 31, 2017. As of September 30, 2018, the Bank has approximately $4.5 million in fixed-rate loans that have been sold in the secondary market but still serviced by the Company as compared to $5.3 million at December 31, 2017. The level of fixed rate mortgages serviced by the Company will continue to decline as the Company will not retain servicing rights on new sales going forward for these types of products. The Company will continue to service these loans for a fee that is typically 25 basis points. At June 30, 2018, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.0 million at September 30, 2018, which represented 0.51% of total loans, and $2.1 million at December 31, 2017, or 0.58% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had net charge-offs of $319,000 for the nine months ended September 30, 2018 and $221,000 for the nine months ended September 30, 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2018 increased approximately $41.5 from December 31, 2017 totals. Due to the rising rate environment in which we are currently operating, we are seeing opportunities in the area of securities investments; whereby, we are finally seeing yields that are at acceptable levels, which is encouraging us to leverage-up on state and political subdivision investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended September 30, 2018, total core deposits increased approximately $42.4 million, or 11.1%. The Company’s savings accounts decreased $1.6 million or 1.9% from December 31, 2017 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $30.6 million or 12.9% while certificates of deposit under $250,000 increased by $13.3 million, or 22.0%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2018, certificates of deposit greater than $250,000 increased $6.0 million or 112.2%, from December 31, 2017 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $4.3 million from December 31, 2017 totals.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Net Income

For the nine months ended September 30, 2018 the Company reported net earnings of $3,691,000, compared to $2,766,000 for the nine months ended September 30, 2017. On a per share basis, the Company’s diluted earnings were $0.69 for the nine months ended September 30, 2018, as compared to $0.55 for the nine months ended September 30, 2017.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased 11.9%, or $1.4 million for the nine months ended September 30, 2018 compared to the same period in 2017. The earnings improvement of our Company for the nine months ended September 30, 2018 is reflective of the growth primarily in higher-yielding commercial and commercial real estate loans, offset somewhat by increased costs related to the Company’s growth in core deposits.

Provision for Loan Losses

The Company increased the provision for loan losses which was $201,000 for the nine months ended September 30, 2018 compared to $75,000 for the nine months ended September 30, 2017, an increase of $126,000. This increase in provision expense is primarily a result of the increase in average loan volumes over the period.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts increased by $86,000 for the nine months ended September 30, 2018 as compared to the same period in 2017.

Noninterest Expense

Noninterest expense increased on a year-over-year basis by $1.0 million or 10.0%. Salaries and employee benefit expense increased $287,000, or 5.3%, for the nine month period ended September 30, 2018, compared to the same period in 2017. Part of this increase in salaries and employee benefit expense is attributed to the increase in lending personnel that have driven the solid growth in loan production. Net occupancy and equipment expense increased $40,000 or 2.6%, for the nine month period ended September 30, 2018, compared to the same period in 2017. Also significantly contributing to the increase in noninterest expense for this period are the approximately $223,000 in merger-related and other one-time expenses primarily relating to the Company’s acquisition of PPCB and FNBPP.

Federal Income Taxes

The provision for federal income taxes was $717,000 for the nine months ended September 30, 2018, a decrease of $603,000 compared to the same period in 2017. The effective tax rate was 16.3% and 32.3% for the nine months ended September 30, 2018 and 2017, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Net Income

For the three months ended September 30, 2018 the Company reported net earnings of $1.3 million, compared to $1.0 million for the three months ended September 30, 2017. On a per share basis, the Company’s diluted earnings were $0.25 for the three months ended September 30, 2018, as compared to $0.20 for the three months ended September 30, 2017.

Net Interest Income

Net interest income increased 11.9%, or $493,000 for the three months ended September 30, 2018 compared to the same period in 2017. The earnings improvement of our Company for the three months ended September 30, 2017 is reflective of the growth primarily in higher-yielding commercial and commercial real estate loans, offset somewhat by increased costs related to the Company’s growth in core deposits.

Provision for Loan Losses

The provision for loan losses was $72,000 for the three months ended September 30, 2018, compared to $25,000 for the same period in 2017. This increase in provision expense is primarily a result of the increase in average loan volumes over the period.

Noninterest Income

The Company’s service charges on deposit accounts increased by $34,000 for the three months ended September 30, 2018 as compared to the same period in 2017.

Noninterest Expense

Noninterest expense increased on a quarter-over-quarter basis by $399,000 or 11.5%. Contributing significantly to the increase in noninterest expense for this period are the approximately $100,000 in merger-related and other one-time expenses primarily relating to the Company’s acquisition of PPCB and FNBPP

Federal Income Taxes

The provision for federal income taxes was $269,000 for the three months ended September 30, 2018, an increase of $548,000 compared to the same period in 2017. The effective tax rate was 16.8% and 35.4% for the three months ended September 30, 2018 and 2017, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $45.1 million at September 30, 2018 compared to $43.9 million at December 31, 2017, a $1,217,000 increase. Total stockholders’ equity in relation to total assets was 8.59% at September 30, 2018 and 9.56% at December 31, 2017. Our shareholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

As of September 30, 2018, the Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	10.62%
Tier 1 capital ratio	11.56%
Total capital ratio	12.03%
Leverage ratio	10.05%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2017, filed on March 20, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 7/1/2018 to 7/31/2018	—	—	—	—
Month #2 8/1/2018 to 8/31/2018	5,849	13.57	—	—
Month #3 9/1/2018 to 9/30/2018	—	—	—	—

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. On August 31, 2018, the Plan purchased a total of 5,849 common shares for participant accounts. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Exhibits

EX 2.0	Agreement and Plan of Merger dated as of June 14, 2018(3)

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014.

(3)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: November 14, 2018	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 14, 2018	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

