Form 10-K
period 2018-12-31
UNITED BANCORP INC /OH/
filed 2019-03-20
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐ No ☒

As of June 30, 2018 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $55,562,522 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,921,107 common shares outstanding as of March 6, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 17, 2019 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2018 are incorporated by reference into Parts I and II.

PART I

Item 1	Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company is an Ohio corporation which filed its initial articles of incorporation on July 8, 1983. At December 31, 2018 the Company has one wholly-owned subsidiary bank, Unified Bank, Martins Ferry, Ohio (Unified, or the Bank).

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

In its primary market, including the Ohio counties of Belmont, Harrison, Jefferson, Athens and Fairfiled, Unified ranks seventh in total deposit market share out of thirty-two non-credit union insured depository institutions operationg in the market. The Bank’s market share, as reported by the FDIC, was 5.64% as of June 30, 2018. The Huntington National Bank, JPMorgan Chase Bank, NA and PNC Bank, NA are the top three in the Bank’s primary market, with each institution having in excess of 10% of the deposit market share. No other institution in the market had a deposit market share in excess of 10% as of June 30, 2018.

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

Regulatory Agencies

The Company is a registered bank holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended.

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

Regulatory Capital Requirements Unified is required to maintain minimum levels of capital in accordance with FDIC capital adequacy guidelines. If capital falls below minimum guideline levels, a bank, among other things, may be denied approval to acquire or establish additional branches or organize or acquire other non-bank businesses. The required capital levels and the Bank’s's capital position at December 31, 2018 and 2017 are summarized in the table included in Note 11 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2018 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. As described above, Unifed exceeded its minimum capital requirements under applicable guidelines as of December 31, 2018.

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

Employees

The Company itself, as a holding company, has no compensated employees. Unified has 113 full time employees, with 22 of these serving in a management capacity, and 19 part time employees.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I             Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 19 and 20 of our 2018 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

	2017 Compared to 2016
		Increase/(Decrease)
(In thousands)		Change	Change
	Total	Due To	Due To
	Change	Volume	Rate
Interest and dividend income
Loans	$786	612	174
Taxable securities available for sale	156	95	61
Tax-exempt securities available for sale	(112)	(113)	1
Federal funds sold	115	27	88
FHLB stock and other	34	-	34
Total interest and dividend income	979	621	358

Interest expense
Demand deposits	359	48	311
Savings deposits	2	1	1
Time deposits	93	64	29
FHLB advances	(513)	(467)	(46)
Federal funds purchased	(10)	(28)	18
Trust Preferred debetures	22	-	22
Repurchase agreements	27	3	24
Total interest expense	(20)	(379)	359

Net interest income	$999	1.000	(1)

	2017			2016
(Dollars In thousands)		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets
Loans	$356,224	16,827	4.72%	$343,243	16,041	4.67%
Taxable securities – AFS	39,586	481	1.22	31,292	325	1.04
Tax-exempt securities – AFS	178	11	6.18	2,003	123	6.13
Federal funds sold	13,109	151	1.15	8,547	36	0.42
FHLB stock and other	4,165	209	5.02	4,169	175	4.20
Total interest-earning assets	413,262	17,679	4.28	389,254	16,700	4.29

Noninterest-earning assets
Cash and due from banks	6,880			4,972
Premises and equipment (net)	11,849			11,340
Other nonearning assets	18,688			13,955
Less: allowance for loan losses	(2,282)			(752)
Total noninterest-earning assets	35,135			29,515
Total assets	448,397			418,769

Liabilities & stockholders’ equity
Interest-bearing liabilities
Demand deposits	$154,661	495	0.32%	$123,051	136	0.11%
Savings deposits	81,874	38	0.05	78,811	36	0.05
Time deposits	62,744	686	1.09	54,954	593	1.08
FHLB advances	9,911	364	3.67	30,885	924	2.99
Federal funds purchased	4,296	37	0.86	-	-	-
Trust preferred debentures	4,124	104	2.52	4,124	82	1.99
Repurchase agreements	13,578	40	0.29	11,094	13	0.12
Total interest-bearing liabilities	331,188	1,764	0.53	302,919	1,784	0.59

Noninterest-bearing liabilities
Demand deposits	70,272			70,723
Other liabilities	2,446			2,493
Total noninterest-bearing liabilities	72,718			73,216
Total liabilities				376,135
Total stockholders’ equity	44,491			42,634
Total liabilities & stockholders’ equity	448,367			$418,769
Net interest income		$15,915			$14,916
Net interest spread			3.75%			3.70%

Net yield on interest-earning assets			3.85%			3.83%

•    For purposes of this schedule, nonaccrual loans are included in loans.

•    Fees collected on loans are included in interest on loans.

II       Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2018, 2017 and 2016.

	December 31,
	2018	2017	2016
	(In thousands)
Available for sale (at fair value)
U. S. Government agencies	$44,750	$44,959	$38,514
State and political subdivision	79,241	—	1,252

Total securities availabe for sale	$123,991	$44,959	$39,766

B	Contractual maturities of securities at year-end 2018 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
	(dollars in thousands)
Available for Sale

US Government agencies
Under 1 Year	3,000	2,992	2.00%
1 – 5 Years	42,250	41,758	1.83%
5-10 Years
Over 10 Years	78,083	79,241	4.29%

Total securities available for sale	$123,333	$123,991	1.53%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2018.

III       Loan Portfolio

A     Types of Loans

The amounts of gross loans outstanding at December 31, 2018, 2017, 2016, 2015 and 2014 are shown in the following table according to types of loans:

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)

Commercial loans	$93,690	$81,327	$74,514	$67,247	$52,286
Commercial real estate loans	223,462	198,936	191,686	163,459	158,314
Residential real estate loans	78,767	75,853	76,154	81,498	83,870
Installment loans	13,765	12,473	14,367	17,459	21,284

Total loans	$409,684	$368,589	$356,721	$329,663	$315,754

Construction loans were not significant at any date indicated above.

B     Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2018 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)

Commercial loans	$7,072	$61,549	$25,069	$93,690
Commercial real estate loans	6,960	15,039	201,463	223,462

Total	$14,032	$76,588	$226,532	$317,152

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2018 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)

Commercial loans	$52,742	$33,876	$86,816
Commercial real estate loans	14,688	201,814	216,502

Total	$67,430	$235,690	$303,120

Variable rate loans are those loans with floating or adjustable interest rates.

C     Risk Elements

1.       Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, impaired loans and newly classified troubled debt restructurings at December 31, 2018, 2017, 2016, 2015 and 2014:

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)

Nonaccrual basis	$1,245	$1,395	$1,361	$1,044	$958
Accruing loans 90 days or greater past due	155	—	236	132	127
Total Impaired loans	960	1,008	4,652	1,410	1,868
Impaired loan with related allowance for unconfirmed losses	400	410	693	822	1,067
Impaired loan without related allowance for unconfirmed losses	560	598	3,959	588	801
Troubled debt restructings	—	228	133	102	155

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $59,000 for the year ended December 31, 2018. Interest income that was recorded for the year on nonaccrual loans, totaled $284,000 for the year ended December 31, 2017.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

2.       Potential Problem Loans

The Company had no potential problem loans as of December 31, 2018 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13-15 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2018 Annual Report, which is incorporated herein by reference.

A     Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	2018	2017	2016	2015	2014
	(In thousands)
Loans
Gross loans outstanding	$409,684	$368,589	$356,721	$329,663	$315,754
Average loans outstanding	$387,978	$356,224	$343,243	$318,337	$313,691

Allowance for Loan Losses
Balance at beginning of year	$2,122	$2,341	$2,437	$2,400	$2,894
Loan charge-offs:
Commercial	—	49	2	117	337
Commercial real estate	—	81	108	152	555
Residential real estate	208	78	143	42	235
Installment	241	230	417	400	388
Total loan charge-offs	449	438	670	711	1,515

Loan recoveries
Commercial	3	52	78	27	4
Commercial real estate	2	2	102	15	35
Residential real estate	4	20	22	42	8
Installment	64	45	71	111	86
Total loan recoveries	73	119	273	195	133

Net loan charge-offs	376	319	397	516	1,382

Provision for loan losses	297	100	301	553	888

Balance at end of year	$2,043	$2,122	$2,341	$2,437	$2,400

Ratio of net charge-offs to average loans outstanding for the year	0.10%	0.09%	0.12%	0.16%	0.44%

B     Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2018, 2017, 2016, 2015 and 2014. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2018		2017		2016		2015		2014
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$389	22.87%	$537	22.06%	$495	20.89%	$184	20.40%	$254	16.56%
Commercial real estate	672	54.54%	843	53.97%	804	53.73%	597	49.58%	1,116	50.14%
Residential real estate	519	19.23%	436	20.58%	591	21.35%	170	24.72%	92	26.56%
Installment	463	3.36%	218	3.39%	107	4.03%	113	5.30%	147	6.74%
General	—	N/A	88	N/A	344	N/A	1,373	N/A	791	N/A

Total	$2,043	100.00%	$2,122	100.00%	$2,431	100.00%	$2,437	100.00%	$2,400	100.00%

V            Deposits

A       Schedule of Average Deposit Amounts and Rates

Refer to Section I of this “Statistical Disclosures by Bank Holding Companies” section and to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” on page 19 of our 2018 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

B     Maturity analysis of time deposits greater than $250,000.

At December 31, 2018, the time to remaining maturity for time deposits in excess of $100,000 was:

2018
(In thousands)

Three months or less	$506
Over three through six months	507
Over six through twelve months	6,872
Over twelve months	8,129

Total	$16,014

VI          Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2018	2017	2016

Dividend Payout Ratio	63.41%	63.89%	58.33%
Equity to Assets	8.53%	9.56%	9.73%
Return on Average Assets	0.84%	0.79%	0.86%
Return on Average Equity	8.03%	8.03%	8.40%

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2018	2017	2016
	(Dollars in thousands)

Balance at December 31,	$8,068	$10,022	$9,393
Weighted average interest rate at December 31	1.06%	0.28%	0.12%
Average daily balance during the year	$12,874	$13,578	$11,058
Average interest rate during the year	1.13%	0.28%	0.12%
Maximum month-end balance during the year	$16,161	$17,033	$14,200

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

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience

Scott Everson	51	President and Chief Executive Officer

Matthew F. Branstetter	51	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	55	Senior Vice President, Chief Financial Officer & Treasurer

Lisa A. Basinger	58	Corporate Secretary

Each individual has held the position noted during the past five years.

Each of these Executive Officers is appointed annually by the Company’s board of directors and is serving at-will in their current positions.

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 2	Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Branch Office Location	Owned or Leased	Location	Owned or Leased

Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Amesville, Ohio	Owned
St. Clairsville, Ohio	Owned	Nelsonville, Ohio	Owned
Dover, Ohio	Owned	Lancaster, Ohio	Owned
Dellroy, Ohio	Owned	Lancaster, Ohio	Owned
New Philadelphia, Ohio	Owned	Powhatan, Ohio	Owned
Strasburg, Ohio	Owned
Tiltonsville, Ohio	Owned
Dillonvale, Ohio	Leased
St. Clairsville, Ohio	Owned

Loan Production Office Location	Owned or Leased
Wheeling, West Virginia	Leased

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

Refer to Page 9, “Shareholder Information” of the 2018 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 31, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2018 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference. Additional disclosure regarding dividend restrictions is also included under Part I, Item 1 of this 10-K in the section captioned “Supervision and Regulation.”

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2018 to 10/31/2018	-	-	-	-
Month #2 11/1/2018 to 11/30/2018	-	-	-	-
Month #3 12/1/2018 to 12/31/2018	-)	-	-	-
Total	-	-	-	-

(1)	All of these shares were purchased by the Company on the open market.

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. During the quarter ended December 31, 2018, the Plan purchased no common shares for participant accounts. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof.

Item 6	Selected Consolidated Financial Data

Not Applicable

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 10-22, “Management’s Discussion and Analysis” of the 2018 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference.

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

Refer to Page 16-17 “Asset/Liability Management and Sensitivity to Market Risks” of the 2018 Annual Report to Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference

Item 8	Financial Statements and Supplementary Data

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2018 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

Item 9	Changes In and Disagreements with Accountants

Not applicable.

Item 9A	Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company's principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2018, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31,2018. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders under the caption “Corporate Governance and Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information December 31, 2018
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	300,000	$10.23	500,000
Equity compensation plans not approved by security holders
Total	300,000	$10.23	500,000

Item 13	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

PART IV

Item 15	Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 85 of the United Bancorp, Inc. 2018 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2018 and 2017

Consolidated Statements of Income

Years Ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.0	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

10.1	Randall M. Greenwood Change in Control agreement (3)

10.2	Scott A. Everson Change in Control Agreement (3)

10.3	Matthew F. Branstetter Special Severance Agreement (3)

10.4	United Bancorp, Inc. Stock Option Plan (4)

10.5	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Glessner, Hoopingarner, Jones, McGehee, and Riesbeck. (5)

10.6	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering, Scott A. Everson, Matthew Branstetter and Randall M. Greenwood. (5)

10.7	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan. (9)

10.8	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.9	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.10	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.11	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

10.12	United Bancorp, Inc. 2018 Stock Incentive Plan (10)

13	2018 Annual Report

21	Subsidiaries of the Registrant (5)

23	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016

(3)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on May 19, 2014

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

(9)	Incorporated by reference to Exhibit 10.10 to the registant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014

(10)	Incorporated by reference to Exhibit 10.1 to the registant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/Scott A. Everson	March 20, 2019
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Scott A. Everson	March 20, 2019
Scott A. Everson, President & Chief Executive Officer

By:	/s/Randall M. Greenwood	March 20, 2019
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Gary W. Glessner	March 20, 2019
Gary W. Glessner, Director

By:	/s/John M. Hoopingarner	March 20, 2019
John M. Hoopingarner, Director

By:	/s/Carl A. Novak	March 20, 2019
Carl A. Novak, Director

By:	/s/Richard L. Riesbeck	March 20, 2019
Richard L. Riesbeck, Director