Form 10-Q
period 2019-03-31
UNITED BANCORP INC /OH/
filed 2019-05-15
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $1.00 a share	UBCP	NASDQ Capital Market

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 6, 2019, 5,737,219 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$5,206	$15,573
Interest-bearing demand deposits	27,486	9,680
Cash and cash equivalents	32,692	25,253
Available-for-sale securities	139,318	123,991
Loans, net of allowance for loan losses of $2,083 and $2,043 at March 31, 2019 and December 31, 2018, respectively	411,813	407,640
Premises and equipment	12,197	12,117
Federal Home Loan Bank stock	4,012	4,243
Foreclosed assets held for sale, net	91	91
Core deposit and other intangible assets	1,655	1,692
Accrued interest receivable	2,104	1,798
Bank-owned life insurance	12,948	13,115
Other assets	4,178	3,273
Total assets	$621,008	$593,213
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$315,067	$309,505
Savings	110,924	111,251
Time	112,940	104,687
Total deposits	538,931	525,443
Securities sold under repurchase agreements	13,441	8,068
Federal Home Loan Bank advances	80	106
Subordinated debentures	4,124	4,124
Deferred federal income tax	507	219
Interest payable and other liabilities	10,139	4,610
Total liabilities	567,222	542,570
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,926,851 shares at March 31, 2019, and 5,926,851 shares at December 31, 2018; outstanding – 5,737,219 and 5,739,203 shares at March 31, 2019 and December 31, 2018, respectively	5,927	5,927
Additional paid-in capital	22,826	22,556
Retained earnings	25,153	24,321
Stock held by deferred compensation plan; 160,008 and 182,457 shares at March 31, 2019 and December 31, 2018	(1,932)	(1,701)
Unearned ESOP compensation	(335)	(404)
Accumulated other comprehensive loss	2,460	(10)
Treasury stock, at cost 29,024 and 5,744 shares at March 31, 2019 and December 31, 2018, respectively	(313)	(46)
Total stockholders’ equity	53,786	50,643
Total liabilities and stockholders’ equity	$621,008	$593,213

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2019 and 2018

(In thousands, except per share data)

(Unaudited)

	2019	2018
Interest and Dividend Income
Loans, including fees	$5,235	$4,331
Securities
Taxable	205	174
Non-taxable	724	32
Federal funds sold	85	27
Dividends on Federal Home Loan Bank and other stock	66	61
Total interest and dividend income	6,315	4,625
Interest Expense
Deposits	1,126	457
Borrowings	81	66
Total interest expense	1,207	523
Net Interest Income	5,108	4,102
Provision for Loan Losses	90	57
Net Interest Income After Provision for Loan Losses	5,018	4,045
Noninterest Income
Service charges on deposit accounts	713	631
Realized gains on sales of loans	4	14
Other income	228	235
Total noninterest income	945	880
Noninterest Expense
Salaries and employee benefits	2,183	1,832
Occupancy and equipment	550	540
Loss on sale of foreclosed assets	—	13
Professional services	303	192
FDIC insurance	52	49
Insurance	111	103
Franchise and other taxes	105	96
Advertising	137	137
Stationery and office supplies	42	36
Other expenses	679	581
Total noninterest expense	4,162	3,579
Income Before Federal Income Taxes	1,801	1,346
Provision for Federal Income Taxes	187	198
Net Income	$1,614	$1,148
Basic Earnings Per Share	$0.28	$0.23
Diluted Earnings Per Share	$0.28	$0.23
Dividends Per Share	$0.13	$0.13

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2019 and 2018

(In thousands, except per share data)

(Unaudited)

	2019	2018

Net Income	$1,614	$1,148
Other comprehensive income, net of related tax effects

Unrealized holding gain (loss) on securities during the period, net of taxes (benefits) of $656 and ($44) in 2019 and 2018, respectively	2,470	(170)

Comprehensive Income	$4,084	$978

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2019 and 2018

(In thousands except per share data)

(Unaudited)

			Treasury	Shares		Accumulated
		Additional	Stock and	Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Loss	Total
Balance, January 1, 2018	$5,435	$18,020	$(1,717)	$(683)	$23,260	$(420)	$43,895

Net income	––	––	––	––	1,148	––	1,148
Other comprehensive loss	––	––	––	––	––	(207)	(207)
Cash dividends - $0.13 per share	––	––	––	––	(683)	––	(683)
Shares purchased for deferred compensation plan	––	(128)	128	––	––	––	––
Expense related to share-based compensation plans	––	52	––	––	––	––	52
Restricted stock activity	125	(125)	—	––	––	––	—
Amortization of ESOP	––	—	––	69	––	––	69

Balance, March 31, 2018	5,560	17,819	(1,589)	(614)	23,725	(627)	44,274

Balance January 1, 2019	5,927	22,556	(1,747)	(404)	24,321	(10)	50,643
Net income	––	––	––	––	1,614	––	1,614
Other comprehensive income	––	––	––	––	––	2,470	2,470
Cash dividends - $0.1325 per share	––	––	––	––	(782)	––	(782)
Shares sold for deferred compensation plan	––	231	(231)	––	––	––	––
Repurchase of common stock	––	—	(267)	––	––	––	(267)
Expense related to share-based compensation plans	––	39	––	––	––	––	39
Amortization of ESOP	––	—	––	69	––	––	69

Balance, March 31, 2019	$5,927	$22,826	$(2,245)	$(335)	$25,153	$2,460	$53,786

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

	2019	2018
Operating Activities
Net income	$1,614	$1,148
Items not requiring (providing) cash
Depreciation and amortization	250	238
Amortization of intangible asset	37	—
Premium amortization on securities	66	3
Provision for loan losses	90	57
Gain on sale of loans	(4)	(14)
Expense related to share based compensation programs	40	—
Increase in value of bank-owned life insurance	167	(77)
Amortization of mortgage servicing rights	—	2
Originations of loans held for sale	(215)	(1,208)
Proceeds from sale of loans held for sale	219	1,222
Loss on sale of foreclosed assets	—	13
Expense related to share-based compensation plans and ESOP	69	121
Net change in accrued interest receivable and other assets	(807)	(75)
Net change in accrued expenses and other liabilities	(683)	(603)

Net cash provided by operating activities	843	827

Investing Activities
Purchase of available-for-sale securities	(9,833)	(18,107)
Proceeds from maturity of available-for-sale securities	3,000	—
Net change in loans	(4,258)	(1,936)
Redemption of FHLB Stock	231	—
Purchases of premises and equipment	(330)	(413)

Net cash used in investing activities	(11,190)	(20,456)

Financing Activities
Net change in deposits	$13,488	$18,097
Net change in securities sold under repurchase agreements	5,373	4,498
Repayment of Federal Home Loan Bank advances	(26)	(1,827)
Treasury Stock	(267)	—
Cash dividends paid	(782)	(683)

Net cash provided by financing activities	17,786	20,085

Increase in Cash and Cash Equivalents	7,439	456

Cash and Cash Equivalents, Beginning of Period	25,253	14,315

Cash and Cash Equivalents, End of Period	$32,692	$14,771

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,218	$517
Purchases of available-for-sale securities not settled	$5,465	$—

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2019, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2017 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Amesville, Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, Powhatan, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg and Tiltonsville, Ohio. The Bank also operates a Loan Production Office in Wheeling, West Virginia.

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

(Unaudited)

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended March 31, 2019
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$1,614

Less allocated earnings on non-vested restricted stock	(27)

Less allocated dividends on non-vested restricted stock	(23)

Net income allocated to common stockholders	1,564
		5,515,418
Basic and diluted earnings per share			$0.28

	Three Months Ended March 31, 2018
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$1,148

Less allocated earnings on non-vested restricted stock	(14)

Less dividends on non-vested restricted stock	(23)

Net income allocated to common stockholders	1,111
		4,874,479
Basic and diluted earnings per share			$0.23

During 2018, earnings per share began to be presented using the two-class method. This two class method is an earnings allocation method under which earnings per share is calculated for common stock and participating securities, considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Basic earnings per share were previously disclosed at $0.22 and diluted earnings per share at $0.22 for the 3 months ended March 31, 2018.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2015.

Recently Adopted Accounting Pronouncements

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

Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.

However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. Right of use assets represents the Company’s right to use the underlying assets for their lease terms and lease liabilities represent the obligation to make lease payments.

The Company adopted ASU 2016-02 January 1, 2019. The right of use asset and lease obligation recorded as of March 31, 2019 was approximately $126,000 and is reflected in other assets and interest payable and other liabilities, respectively on the balance sheet. The modified retrospective method was applied. Due to the immateriality of the impact, certain disclosures under ASU 842 have been omitted.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to run projections and reviewing segmentation to ensure it is fully compliant with the amendments at adoption date. We anticipate having an range of potential impact on the Company in the third quarter of 2019. For additional information on the allowance for loan losses, see Note 4.

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2019:

U.S. government agencies	$42,250	$—	$(172)	$42,078
State and municipal obligations	93,282	3,958	—	97,240

Total debt securities	$135,532	$3,958	$(172)	$139,318

Available-for-sale Securities:
December 31, 2018:

U.S. government agencies	$45,250	$––	$(500)	$44,750
State and municipal obligations	$78,083	$1,194	$(36)	$79,241

Total debt securities	$123,333	$1,194	$(536)	$123,991

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of available-for-sale securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—
One to five years	47,715	47,543
Five to ten year	—	—
Due after ten years	87,817	91,775

Totals	$135,532	$139,318

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $42.1 million and $48.4 million at March 31, 2019 and December 31, 2018, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2019 was $42.1 million, which represented approximately 30% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2018 was $49.9 million, which represented approximately 40% of the Company’s available-for-sale investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019:

March 31, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$—	$—	$42,078	$(172)	$42,078	$(172)
Total temporarily impaired securities	$—	$—	$42,078	$(172)	$42,078	$(172)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
US Government agencies	$––	$––	$44,750	$(500)	$44,750	$(500)
State and municipal obligations	$5,182	$(36)	$––	$––	$5,182	$(36)

Total temporarily impaired securities	$5,182	$(36)	$44,750	$(500)	$49,932	$(536)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

There were no sales of investment securities for the three months ended March 31, 2019 and March 31, 2018.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2019	2018
	(In thousands)

Commercial loans	$94,396	$93,690
Commercial real estate	231,516	223,461
Residential real estate	76,883	78,767
Installment loans	11,101	13,765

Total gross loans	413,896	409,683

Less allowance for loan losses	(2,083)	(2,043)

Total loans	$411,813	$407,640

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2019

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of period	$389	$672	$519	$463	$—	$2,043
Provision charged to expense	21	(50)	207	(88)	—	90
Losses charged off	(18)	—	—	(41)	—	(59)
Recoveries	1	—	1	7	—	9
Balance, end of period	$393	$622	$727	$341	$—	$2,083
Ending balance: individually evaluated for impairment	$—	$77	$—	$68	$—	$145
Ending balance: collectively evaluated for impairment	$393	$545	$727	$273	$—	$1,938

Loans:
Ending balance: individually evaluated for impairment	$88	$778	$—	$435	$—	$1,301
Ending balance: collectively evaluated for impairment	$94,308	$230,738	$76,883	$10,666	$—	$412,595

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2018

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of period	$537	$843	$436	$218	$88	$2,122
Provision charged to expense	(16	(173)	9	239	(2)	57
Losses charged off	—	—	—	(69)	—	(69)
Recoveries	1	1	1	12	—	15
Balance, end of period	$522	$671	$446	$400	$86	$2,125
Ending balance: individually evaluated for impairment	$—	$77	$—	$—	$—	$77
Ending balance: collectively evaluated for impairment	$522	$594	$446	$400	$86	$2,048

Loans:
Ending balance: individually evaluated for impairment	$9	$612	$—	$406	$—	$1,027
Ending balance: collectively evaluated for impairment	$84,424	$198,722	$74,563	$11,749	$—	$369,458

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2018

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$85	$––	$––	$––	$85
Ending balance: collectively evaluated for impairment	$389	$587	$519	$463	$—	$1,958

Loans:
Ending balance: individually evaluated for impairment	$57	$809	$93	$—	$––	$959
Ending balance: collectively evaluated for impairment	$93,633	$222,652	$78,767	$13,672	$––	$408,724

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	March 31, 2019
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$94,298	$226,305	$76,883	$10,666	$408,152
Special Mention	—	3,992	—	—	3,992
Substandard	98	1,219	435	—	1,752
Doubtful	—	—	—	—	—

	$94,396	$231,516	$77,318	$10,666	$413,896

	December 31, 2018
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)

Pass Grade	$93,620	$219,485	$78,767	$13,672	$405,544
Special Mention	—	2,710	––	––	2,710
Substandard	70	1,266	93	—	1,429
Doubtful	––	––	––	––	––

	$93,690	$223,461	$78,860	$13,672	$409,683

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

Loan Portfolio Aging Analysis

As of March 31, 2019

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$391	$45	$—	$—	$436	$93,960	$94,396
Commercial real estate	—	—	—	710	710	230,806	231,516
Residential	1,507	—	—	850	2,357	74,526	76,883
Installment	6	4	—	16	26	11,075	11,101
Total	$1,904	$49	$—	$1,576	$3,529	$410,637	$413,896

Loan Portfolio Aging Analysis

As of December 31, 2018

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$98	$94	$—	$—	$192	$93,498	$93,690
Commercial real estate	—	—	––	741	741	222,720	223,461
Residential	1,704	262	155	485	2,606	76,161	78,767
Installment	72	4	––	19	95	13,670	13,765
Total	$1,874	$360	$155	$1,245	$3,634	$406,049	$409,683

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of March 31, 2019			Three Months Ended March 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$88	$88	$—	$89	$—
Commercial real estate	379	379	—	376	1
Residential	244	244	—	250	4
	711	711	—	715	5
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—
Commercial real estate	399	399	77	408	—
Residential	191	191	68	191	—
	590	590	145	599	—
Total:
Commercial	$88	$88	$—	$89	$—
Commercial real estate	$778	$778	$77	$784	$1
Residential	$435	$435	$68	$441	$4

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of December 31, 2018			Three Months Ended March 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$57	$57	$––	$10	$—
Commercial real estate	409	409	––	624	4
Residential	93	93	—	406	1
	559	559	—	1,040	5
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—
Commercial real estate	400	400	85	422	—
Residential	—	—	—	—	—
	400	400	85	422	—
Total:
Commercial	$57	$57	$—	$10	$—
Commercial real estate	$809	$809	$85	$1,046	$4
Residential	$93	$93	$—	$406	$1

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

Three Months ended March 31, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)

Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2019
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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2019 and 2018 and for three month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2019	2018
	(In thousands)

Service cost	$75	$76
Interest cost	55	55
Expected return on assets	(102)	(111)
Amortization of prior service cost and net loss	1	(10)

Pension expense	$29	$10

All components of pension expense are reflected within the salaries and employee benefits line of the income statement.

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)

Commercial loans unused lines of credit	$36,060	$34,148
Commitment to originate loans	22,838	21,319
Consumer open end lines of credit	38,347	37,726
Standby lines of credit	46	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)

Net unrealized gain (loss) on securities available-for-sale	$3,120	$658
Net unrealized loss for unfunded status of defined benefit plan liability	—	(671)

	3,120	(13)
Tax effect	(660)	3

Net-of-tax amount	$2,460	$(10)

Note 7:	Fair Value Measurements

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2019
U.S. government agencies	$42,078	$—	$42,078	$—
State and municipal obligations	97,240	—	97,240	—

December 31, 2018
U.S. government agencies	$44,750	$––	$44,750	$––
State and municipal obligations	$79,241	$––	$79,241	$––

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2019
Collateral dependent impaired loans	$445	$—	$—	$445

December 31, 2018
Collateral dependent impaired loans	$314	$––	$––	$314
Foreclosed assets held for sale	91	––	––	91

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/19	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$445	Market comparable properties	Comparability adjustments	Not available

	Fair Value at 12/31/18	Valuation Technique	Unobservable Inputs	Range
	(In thousands)

Collateral-dependent impaired loans	$314	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	91	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2019.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2019:

Financial assets	$32,692	$32,692	$—	$—
Cash and cash equivalents
Loans, net of allowance	411,813	—	—	411,575
Federal Home Loan Bank stock	4,012	—	4,012	—
Accrued interest receivable	2,104	—	2,104	—

Financial liabilities
Deposits	538,931	—	538,265	—
Short term borrowings	13,441	—	13,441	—
Federal Home Loan Bank Advances	80	—	79	—
Subordinated debentures	4,124	—	3,647	—
Interest payable	177	—	177	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2018:

Financial assets	$25,253	$25,253	$––	$––
Cash and cash equivalents
Loans, net of allowance	407,640	––	––	405,033
Federal Home Loan Bank stock	4,243	––	4,243	––
Accrued interest receivable	1,798	––	1,798	––

Financial liabilities
Deposits	525,443	––	524,010	––
Short term borrowings	8,068	––	8,068	––
Federal Home Loan Bank Advances	106	––	101	––
Subordinated debentures	4,124	––	3,647	––
Interest payable	188	––	188	––

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2019 and December 31, 2018.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

March 31, 2019	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	13,441	––	––	––	13,441
Total	$13,441	$––	$––	$––	$13,441

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $16.9 million at March 31, 2019. Declines in the fair value would require the Company to pledge additional securities.

(In thousands)

December 31, 2018	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$8,068	$––	$––	$––	$8,068
Total	$8,068	$––	$––	$––	$8,068

Securities with an approximate carrying value of $18.3 million at December 31, 2018, were pledged as collateral for repurchase borrowings.

Note 9:	Acquisition

On June 14, 2018, the Company and Powhatan Point Community Bancshares, Inc. (“Powhatan Point”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Powhatan Point merged with and into the Company on October 15, 2018. The First National Bank of Powhatan , wholly-owned subsidiary of Powhatan Point, operated from one full-service office located in Powhatan Point, Ohio. That office became a branch of Unified Bank after the merger.

Under the terms of the Merger Agreement, the shareholders of Powhatan Point received 6.9233 shares of common stock of United Bancorp and $28.52 in cash per outstanding share of Powhatan Point stock.

The merger with Powhatan Point was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The following table summarizes the allocation purchase prices for Powhatan Point.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)

ASSETS		LIABILITIES
Cash and cash equivalents	$24,986	Deposits
Deposits in other banks	3,461	Non interest bearing	$19,287
FHLB stock	78	Savings	30,533
Investments	23,865	Certificates of Deposit	5,772

Commercial	3,019	Total Deposits	55,592
Residential	2,403
Installment	1,357
Total loans	6,779

Premise and equipment, net	548	Interest payable and other liabilities	496
Core deposit intangible	1,028
Goodwill	682
Bank owned life insurance	612
Accrued interest receivable	145
Deferred federal income taxes	20
Other assets	124
Total assets purchased	$62,328	Total liabilities assumed
Common shares issued	$4,711		$56,088
Cash paid	1,529
Estimated purchase price	$6,240

Of the total purchase price of $6.2 million, $1.0 has been allocated to core deposit intangible. Additionally, $682,000 has been allocated to goodwill. The core deposit will be amortized over 7 years on a straight line basis. Direct costs related to the acquisition were expensed as incurred and reflected in other noninterest expense in the consolidated statement of income for the year ended December 31, 2018. The amount of goodwill reflects the Company’s expansion in the Powhatan Point market and related synergies that are expected to result from the acquisition and represent the excess purchase price over the estimated fair value of the net assets acquired. The goodwill will not be amortizable in the Company’s financial statements and will not be deductible for tax purposes. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment.

The Company acquired various loans in the acquisition for which none had evidence of deterioration of credit quality since origination. The fair value of assets acquired includes loans with a fair value of $6,779,000. The gross principal and contractual interest due under the contracts is $6,875,000, of which $86,000 is expected to be uncollectible.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10:	Subsequent Event

On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures. The debentures bear interest at a fixed rate of 6.0% until May 2024, which then becomes a floating interest rate equal to the three-month LIBOR (or an equivalent index) plus 3.625%, resetting quarterly. Interest on the subordinated notes will be payable semiannually through May 2024 and quarterly thereafter through the maturity date of May 2029. Principal is due upon maturity. The debentures are unsecured and payable to various investors. For purposes of computing regulatory capital, the debentures are included in Tier 2 Capital. The subordinated notes may not be repaid in whole or in part prior to the fifth anniversary of the issue date (May 2019).

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2019, as compared to December 31, 2018, and the results of operations for the three months ended March 31, 2019, compared to the same period in 2018. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. reported net income of $1,614,000 and diluted earnings per share of $0.28 for the three months ended March 31, 2019, as compared to $1,148,000 and $0.23 respectively for 2018. These year-over-year improvements in UBCP’s earnings are directly related to the Company executing its strategic vision to achieve profitable growth by growing in both an organic fashion and through acquiring other like-minded community banking organizations. Net income increased by $466,000, or 40.6%, on a year-over-year basis at the end of this most recently completed quarter. This increase in earnings is strongly correlated to the strong organic and acquisition-related growth that our Company experienced during the past twelve months. From an acquisition perspective (and, as previously reported), we acquired Powhatan Point Community Bancshares in the fourth quarter of last year and the merger is now completed…both financially and operationally. Even with the issuance of common shares to facilitate this purchase, our diluted earnings per share was $0.28 versus $0.23 the prior year, an increase of 21.7%. The combination of this acquisition and the strong organic growth that we achieved this past year facilitated the increase in the level of our Company’s higher-yielding earning assets by $112.5 million, or 25.2%, on a year-over-year basis. This growth in earning assets was divided between steady growth in our Company’s loan portfolio, which increased by $43.4 million or 11.7%, and solid growth in our investment portfolio, with securities and other restricted stock increasing by $69.1 million or 92%. With our increased level of higher-yielding earning assets, our Company saw a year-over-year increase in the level of interest income that it generated of $1.7 million or 36.6%.

In order to fund this strong growth in our earning assets, while improving our overall levels of profitability, our Company needed to attract a substantial level of cost effective funding. We achieved this by successfully growing our lower-cost, retail balances (consisting of noninterest bearing and interest bearing demand deposits and savings deposits) by $91.6 million, or 27%, year-over-year. The remaining growth in deposits came in the area of time deposits (consisting of certificates of deposit or term funding), which increased by $43.3 million since March 2018. By funding our above-peer growth in earning assets primarily with lower-costing retail funding this past year; even though we operated in a rising rate environment wherein, the Federal Open Market Committee (FOMC) increased the target rate for Federal funds by 1.0% over the course of the year, our Company was able to maintain its solid net interest margin. For the three months ended March 31, 2019, United Bancorp’s net interest margin was 3.80%, compared to 3.86% for the same period in 2018.

From a qualitative perspective, we have successfully maintained overall strength and stability within our loan portfolio. Year-over-year, our Company continues to have very solid credit quality-related metrics supported by a relatively low level of nonaccrual loans, which was approximately $1.6 million, or 0.38 percent of total loans at March 31, 2019, compared to $1.4 million at March 31, 2018, an increase of $200,000. Further, net loans charged off, excluding overdrafts, was $18,000 for the three months ended March 31, 2019, which is a decrease of $14,000 from the previous year. We are very satisfied with the continued strong performance of our loan portfolio from a credit quality perspective. With the anticipation of our economy remaining fundamentally sound in the near to intermediate term, we anticipate that this trend will continue in the current year.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Considering that we anticipate our earning assets to continue growing at very acceptable levels and our overall credit quality to remain very solid, we strongly expect that we will be able to continue growing our earnings at the double-digit level that we experienced in the first quarter of this year throughout the course of 2019.

We greatly benefited from the positive execution of our strategic plan, which calls for us to grow through acquiring other like-minded community banking organizations and capitalizing on prudent, yet profitable, organic opportunities. Over the course of the past twelve months, we had success in both of these key areas on which we keenly focus. By profitably growing our Company, we achieved two milestones at March 31, 2019. One milestone is that for the first time in our history, our Company’s first quarter net income exceeded $1.6 million. The second milestone is that, for the first time, our Company’s total assets surpassed the $600 million threshold; finishing the quarter at $621 million, an increase of $132.6 million or 27.2% year-over-year. We are well on our way to achieving our current vision of having assets in excess of $1.0 billion within the course of the next few years and we strongly anticipate that we will continue to see our Company produce record levels of core earnings for the foreseeable future.

By continuing to utilize the “playbook” that we did last year to achieve profitable growth, we are very optimistic about our future prospects. In addition, we will continue focusing on building our infrastructure (or, foundation) to support further growth while achieving greater efficiencies. As we have previously stated, we are strongly committed to remaining relevant within our industry by investing in our technology and origination/service platforms. Ultimately, our vision is to become an omnichannel bank— by having complete channel integration and offering mobility to our customers— thereby, serving them on their terms and through their preferred channels. We have started this initiative and believe that, for a community-minded bank, we will have a complete digital solution that will be highly appealing to our target clientele within the next year or two. Coupling this investment in technology with continued investment in growing our Company through acquisition and new branch construction in key complimentary markets, we firmly believe that we can continue to grow at acceptable levels while remaining very profitable. Even with the high level of growth that we experienced over the course of the past twelve months, we continued to maintain our overall profitability. With our record earnings in the first quarter, our Company had a return on equity (ROE) of 12.0% and a return on assets (ROA) of 1.08% for the three months ended, March 31, 2019. We have stated for many quarters that our goal is to profitably grow our Company. We are extremely delighted that we are presently accomplishing this.

Our primary foci are rewarding our shareholders by paying a very solid cash dividend while driving their shareholder value in our Company. In the first quarter of this year, we increased our cash dividend payout from $0.13 to $0.1325 which, on a forward basis, produces a dividend yield of 4.88% based on our closing price as of the most recent quarter end. Regarding our present market valuation, on a forward basis we are currently trading at a price to earnings multiple of 9.7 times. With our market sector trading more in the range of 13.5 times at present, we are highly optimistic that we will see a higher market valuation in future periods… assuming that we continue to drive our earnings at the levels we have seen and currently project. Overall, we are extremely pleased with the direction that we are going and the results that we are producing. We continue to be highly optimistic about our future potential and look forward to realizing this upside potential in future periods.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At March 31, 2019, gross loans were $413.9 million, compared to $409.7 million at December 31, 2018, an increase of $4.2 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $8.8 million increase in commercial and commercial real estate loans and a $1.9 million decrease in real estate lending and a $2.7 million decrease in installment loans since December 31, 2018.

Commercial and commercial real estate loans comprised 78.7% of total loans at March 31, 2019, compared to 77.4% at December 31, 2018. Commercial and commercial real estate loans have increased $8.8 million, or 2.8% since December 31, 2018. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 2.7% of total loans at March 31, 2019 and 3.4% at December 31, 2018. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $2.7 million, or 19.3%, since December 31, 2018. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 18.6% of total loans at March 31, 2019 and 19.2% at December 31, 2018, representing a decrease of $1.9 million, or 2.4% since December 31, 2018. At March 31, 2019, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.1 million at March 31, 2019, which represented 0.50% of total loans, and $2.0 million at December 31, 2018, or 0.50% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan charge-offs (exclusive of overdrafts) for the three months ended March 31, 2019 were approximately $31,000. Net loans charged off decreased approximately $14,000 for the three months ended March 31, 2019 as compared to the same period in 2018.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2019 increased approximately $15.3 million from December 31, 2018 totals. We are seeing opportunities in the area of securities investments; whereby, we are finally seeing yields that are at acceptable levels, which is encouraging us to leverage-up on state and political subdivision investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2019, total core deposits (interest and non interest bearing accounts and savings) increased approximately $5.2 million, or 1.2% from December 31, 2018 totals. The Company’s savings accounts decreased $328,000 or 0.3% from December 31, 2018 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $5.6 million while certificates of deposit under $250,000 increased by $5.6 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2019, certificates of deposit greater than $250,000 increased $2.7 million or 16.6%, from December 31, 2018 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $5.4 million from December 31, 2018 totals.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net Income

The reported diluted earnings per share was $0.28 for the quarter ended March 31, 2019 compared to $0.23 for the quarter ended March 31, 2018.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income increased $1.0 million or 24.6% for the three months ended March 31, 2019 compared to the same period in 2018. As previously mentioned, the growth of loans and investment securities was the driver for the increase in net interest income.

Provision for Loan Losses

The provision for loan losses was $90,000 for the three months ended March 31, 2019, compared to $57,000 for the same period in 2018. With the overall growth in the loan portfolio, the provision increased slightly year over year.

Noninterest Income

Noninterest income of the Company was up by $65,000 year-over-year. This increase in the fee-based income of the Company is directly attributed to the service charges on deposit accounts decreasing by a like amount over the same period.

Noninterest Expense

In anticipation of building its infrastructure for future growth, the Company saw its noninterest expense increase by $583,000 or 16.3% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to the Company realizing higher levels of revenue in the coming quarters. Non interest expense also increased due to inclusion of the non interest expense related to the acquisition of Powhatan Point Community Bancshares in the first quarter of 2019.

Federal Income Taxes

The provision for federal income taxes was $187,000 for the three months ended March 31, 2019, a decrease of $11,000 compared to the same period in 2018. The effective tax rate was approximately 10.4% and 14.7% for the three months ended March 31, 2019 and 2018, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $53.8 million at March 31, 2019 compared to $50.6 million at December 31, 2018, a $3.2 million increase. Total average stockholders’ equity in relation to total assets was 8.66% at March 31, 2019 and 8.53% at December 31, 2018. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	10.98%
Tier 1 capital ratio	11.88%
Total capital ratio	12.34%
Leverage ratio	8.87%

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

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2017, filed on March 20, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/2019 to 1/31/2019	––	––	––	––
Month #2 2/1/2019 to 2/28/2019	––	––	––	––
Month #3 3/1/2019 to 3/31/2019	5,422	$11.10	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. On March 7, 2019 5,422 shares at price of $11.10 were purchased

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

/s/United Bancorp, Inc.

Date: May 15, 2019	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 15, 2019	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

