Form 10-Q
period 2019-06-30
UNITED BANCORP INC /OH/
filed 2019-08-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $1.00	UBCP	NASDQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 6, 2019, 5,939,351 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

2

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$20,108	$15,573
Interest-bearing demand deposits	5,184	9,680
Cash and cash equivalents	25,292	25,253

Available-for-sale securities	161,605	123,991
Loans, net of allowance for loan losses of $2,142 and $2,043 at June 30, 2019 and December 31, 2018, respectively	423,291	407,640
Premises and equipment	12,441	12,117
Federal Home Loan Bank stock	4,012	4,243
Foreclosed assets held for sale, net	30	91
Core deposit and other intangible assets	1,617	1,692
Accrued interest receivable	2,225	1,798
Bank-owned life insurance	13,023	13,115
Other assets	5,091	3,273
Total assets	$648,627	$593,213

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$319,206	$309,505
Savings	110,885	111,251
Time	116,156	104,687
Total deposits	546,247	525,443

Securities sold under repurchase agreements	7,674	8,068
Federal Home Loan Bank advances	2	106
Deferred federal income tax		219
Subordinated debentures	23,520	4,124
Available-for-sale securities pending settlement	7,187	––
Interest payable and other liabilities	7,017	4,610
Total liabilities	591,647	542,570

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2019 –5,939,351 shares, 2018 – 5,926,851 shares; outstanding 2019 – 5,733,172, 2018 - 5,739,203	5,939	5,927
Additional paid-in capital	22,517	22,556
Retained earnings	26,002	24,321
Stock held by deferred compensation plan; 2019 –163,770 shares, 2018 – 182,457 shares	(1,553)	(1,701)
Unearned ESOP compensation	(268)	(404)
Accumulated other comprehensive gain (loss)	4,805	(10)
Treasury stock, at cost
2019 –42,409 shares, 2018 – 5,744 shares	(462)	(46)
Total stockholders’ equity	56,980	50,643
Total liabilities and stockholders’ equity	$648,627	$593,213

See Notes to Condensed Consolidated Financial Statements	3

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$5,399	$4,562	$10,634	$8,893
Taxable securities	197	181	402	355
Non-taxable securities	849	281	1,573	313
Federal funds sold	146	24	231	51
Dividends on Federal Home Loan Bank stock and other	57	59	123	120
Total interest and dividend income	6,648	5,107	12,963	9,732
Interest expense
Deposits
Demand	594	302	1,165	544
Savings	52	9	98	19
Time	579	222	1,088	427
Borrowings	244	174	325	240
Total interest expense	1,469	707	2,676	1,230
Net interest income	5,179	4,400	10,287	8,502
Provision for loan losses	120	72	210	129
Net interest income after provision for loan losses	5,059	4,328	10,077	8,373
Noninterest income
Service charges on deposit accounts	694	650	1,407	1,281
Realized gains on sales of loans	9	23	13	37
Other income	244	215	472	450
Total noninterest income	947	888	1,892	1,768
Noninterest expense
Salaries and employee benefits	2,154	1,876	4,337	3,708
Net occupancy and equipment expense	567	547	1,117	1,087
Professional services	307	297	610	489
Insurance	111	105	222	208
Deposit insurance premiums	60	26	112	75
Franchise and other taxes	109	102	214	198
Advertising	138	125	275	262
Stationery and office supplies	28	38	70	74
Amortization of core deposit premium	37	––	75	––
Net realized (gain) loss on sale of other real estate and repossessions	5	5	5	5
Other expenses	656	633	1,297	1,227
Total noninterest expense	4,172	3,754	8,334	7,333
Income before federal income taxes	1,834	1,462	3,635	2,808
Federal income taxes	188	250	375	448
Net income	$1,646	$1,212	$3,260	$2,360

EARNINGS PER COMMON SHARE
Basic	$0.29	$0.23	$0.57	$0.46
Diluted	$0.29	$0.23	$0.57	$0.46
DIVIDENDS PER COMMON SHARE	$0.1350	$0.1300	$0.2675	$0.2600

See Notes to Condensed Consolidated Financial Statements	4

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$1,646	$1,212	$3,260	$2,360

Unrealized holding gains (losses) on securities during the period, net of tax (benefits) of $623, $21, $1,280 and $(26) for each respective period	2,345	79	4,815	(91)

Comprehensive income	$3,991	$1,291	$8,075	$2,269

See Notes to Condensed Consolidated Financial Statements	5

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2019 and 2018

(In thousands except per share data)

(Unaudited)

	Three Months Ended
		Additional	Treasury Stock and	Shares Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance, April 1, 2018	$5,560	$17,819	$(1,589)	$(614)	$23,725	$(627)	$44,274
Net income	––	––	––	––	1,212	––	1,212
Other comprehensive income	––	––	––	––	––	116	116
Cash dividends - $0.13 per share	––	––	––	––	(760)	––	(760)
Shares purchased for deferred compensation plan	––	36	(36)	––	––	––	––
Expense related to share-based compensation plans	––	72	––	––	––	––	72
Restricted stock activity	––	––	––	––	––	––	––
Amortization of ESOP	––	––	––	71	––	––	71

Balance, June 30, 2018	5,560	17,927	(1,625)	(543)	24,177	(511)	44,985

Balance April 1, 2019	5,927	22,826	(2,245)	(335)	25,153	2,460	53,786
Net income	––	––	––	––	1,646	––	1,646
Other comprehensive income	––	––	––	––	––	2,345	2,345
Cash dividends - $0.1350 per share	––	––	––	––	(797)	––	(797)
Shares sold for deferred compensation plan	––	(379)	379	––	––	––	––
Repurchase of common stock	––	––	(149)	––	––	––	(149)
Expense related to share-based compensation plans	––	82	––	––	––	––	82
Restricted stock activity	12	(12)	––	––	––	––	––
Amortization of ESOP	––	––	––	67	––	––	67

Balance, June 30, 2019	$5,939	$22,517	$(2,015)	$(268)	$26,002	$4,805	$56,980

	Six Months Ended
		Additional	Treasury Stock and	Shares Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance, January 1, 2018	$5,435	$18,020	$(1,717)	$(683)	$23,260	$(420)	$43,895
Net income	––	––	––	––	2,360	––	2,360
Other comprehensive loss	––	––	––	––	––	(91)	(91)
Cash dividends - $0.26 per share	––	––	––	––	(1,443)	––	(1,443)
Shares sold for deferred compensation plan	––	(92)	92	––	––	––	––
Expense related to share-based compensation plans	––	124	––	––	––	––	124
Restricted stock activity	125	(125)	––	––	––	––	––
Amortization of ESOP	––	––	––	140	––	––	140

Balance, June 30, 2018	5,560	17,927	(1,625)	(543)	24,177	(511)	44,985

Balance January 1, 2019	5,927	22,556	(1,747)	(404)	24,321	(10)	50,643
Net income	––	––	––	––	3,260	––	3,260
Other comprehensive income	––	––	––	––	––	4,815	4,815
Cash dividends - $0.2675 per share	––	––	––	––	(1,579)	––	(1,579)
Shares sold for deferred compensation plan	––	(148)	148	––	––	––	––
Repurchase of common stock	––	––	(416)	––	––	––	(416)
Expense related to share-based compensation plans	––	121	––	––	––	––	121
Restricted stock activity	12	(12)	––	––	––	––	––
Amortization of ESOP	––	––	––	136	––	––	136

Balance, June 30, 2019	$5,939	$22,517	$(2,015)	$(268)	$26,002	$4,805	$56,980

6

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Operating Activities
Net income	$3,260	$2,360
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	142	36
Amortization of intangible asset	75	––
Depreciation and amortization	512	476
Expense related to share based compensation plans	121	124
Expense related to ESOP	136	140
Provision for loan losses	210	129
Increase in value of bank-owned life insurance	93	(149)
Gain on sale of loans	(13)	(37)
Proceeds from sale of loans held for sale	794	1,800
Originations of loans held for sale	(781)	(1,763)
Loss on sale or write down of foreclosed assets	5	13
Amortization of mortgage servicing rights	––	15
Deferred income taxes	(206)	(78)
Net change in accrued interest receivable and other assets	(1,604)	(760)
Net change in accrued expenses and other liabilities	1,910	(296)

Net cash provided by operating activities	4,654	2,010

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	6,250	––
Purchases	(32,174)	(41,403)
Net change in loans	(15,877)	(11,309)
Mandatory redemption of Federal Home Loan Bank Stock	230
Purchases of premises and equipment	(836)	(552)
Proceeds from sale of foreclosed assets	86	15

Net cash used in investing activities	(42,321)	(53,249)

See Notes to Condensed Consolidated Financial Statements	7

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Financing Activities
Net change in deposits	$20,804	$29,668
Net change in securities sold under repurchase agreements	(394)	1,261
Net change in FHLB overnight borrowings	––	23,800
Proceeds from issuance of subordinated debentures, net of origination fees	19,396	––
Repayments of long-term borrowings	(105)	(54)
Repurchase of common stock	(416)	––
Cash dividends paid on common stock	(1,579)	(1,443)

Net cash provided by financing activities	37,706	53,232

Increase in Cash and Cash Equivalents	39	1,993
Cash and Cash Equivalents, Beginning of Period	25,253	14,315

Cash and Cash Equivalents, End of Period	$25,292	$16,308

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$3,691	$1,176

Purchases of available-for-sale securities not settled	$7,187	$65

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$30	$250

See Notes to Condensed Consolidated Financial Statements	8

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2019, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2018 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The Company charges-off residential and consumer loans when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value.less costs to sell when the loan is 120 days past due, charge-off of unsecured open-end loans when the loan is 120 days past due, and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

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

(Unaudited)

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per share (EPS) were computed as follows:

	Three Months Ended June 30, 2019
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$1,646

Less allocated earnings on non-vested restricted stock	(29)

Less allocated dividends on non-vested restricted stock	(26)

Net income allocated to common stockholders	1,591
		5,520,259
Basic and diluted earnings per share			$0.29

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2018
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$1,212

Less allocated earnings on non-vested restricted stock	(25)

Less dividends on non-vested restricted stock	(39)

Net income allocated to common stockholders	1,148
		4,878,322
Basic and diluted earnings per share			$0.23

	Six Months Ended June 30, 2019
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$3,260

Less allocated earnings on non-vested restricted stock	(57)

Less allocated dividends on non-vested restricted stock	(49)

Net income allocated to common stockholders	3,154
		5,517,852
Basic and diluted earnings per share			$0.57

	Six Months Ended June 30, 2018
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$2,360

Less allocated earnings on non-vested restricted stock	(74)

Less dividends on non-vested restricted stock	(65)

Net income allocated to common stockholders	2,221
		4,866,322
Basic and diluted earnings per share			$0.46

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During 2018, earnings per share began to be presented using the two-class method. This two class method is an earnings allocation method under which earnings per share is calculated for common stock and participating securities, considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Basic earnings per share were previously disclosed at $0.24 and $0.46 for the three and six months ended June 30, 2018, respectively. Diluted earnings per share were previously disclosed at $0.22 and $0.44 for the three and six months ended June 30, 2018.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2019:
U.S. government agencies	$39,250	$4	$(11)	$39,243
State and municipal obligations	115,601	6,771	(10)	122,362

Total debt securities	$154,851	$6,775	$(21)	$161,605

Available-for-sale Securities:
December 31, 2018:
U.S. government agencies	$45,250	$––	$(500)	$44,750
State and municipal obligations	$78,083	$1,194	$(36)	$79,241

Total debt securities	$123,333	$1,194	$(536)	$123,991

The amortized cost and fair value of available-for-sale securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$––	$––
One to five years	39,250	39,243
Five to ten year	7,187	7,187
Due after ten years	108,414	115,175

Totals	$154,851	$161,605

The carrying value of securities pledged to secure public deposits and for other purpose, was $43.4 million and $48.4 million at June 30, 2019 and December 31, 2018, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2019 and December 31, 2018, was $14.2 million and $49.9 million, which represented approximately 9% and 40%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government agencies	$––	$––	$11,989	$(11)	$11,989	$(11)
State and Political Subdivisions	2,215	(10)	––	––	2,215	(10)

Total	$2,215	$(10)	$11,989	$(11)	$14,204	$(21)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
US Government agencies	$––	$––	$44,750	$(500)	$44,750	$(500)
State and municipal obligations	$5,182	$(36)	$––	$––	$5,182	$(36)

Total temporarily impaired securities	$5,182	$(36)	$44,750	$(500)	$49,932	$(536)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019 and December 31, 2018.

There were no investment sales for the six months ended June 30, 2019 and 2018.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2019	2018
	(In thousands)
Commercial loans	$103,177	$93,690
Commercial real estate	235,605	223,461
Residential real estate	76,245	78,767
Installment loans	10,406	13,765

Total gross loans	425,433	409,683

Less allowance for loan losses	(2,142)	(2,043)

Total loans	$423,291	$407,640

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

(Unaudited)

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2019

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, April 1, 2019	$393	$622	$727	$341	$––	$2,083
Provision charged to expense	(131)	177	51	23	––	120
Losses charged off	––	––	(40)	(41)	––	(81)
Recoveries	––	––	9	11	––	20

Balance, June 30, 2019	$262	$799	$747	$334	$––	$2,142

Balance, January 1, 2019	$389	$672	$519	$463	$––	$2,043
Provision charged to expense	(110)	127	258	(65)		210
Losses charged off	(18)	––	(40)	(82)	––	(140)
Recoveries	1	––	10	18	––	29

Balance, June 30, 2019	$262	$799	$747	$334	$––	$2,142

Allocation:

Ending balance: individually evaluated for impairment	$28	$80	$69	$––	$––	$177
Ending balance: collectively evaluated for impairment	$234	$719	$678	$334	$––	$1,965

Loans:

Ending balance: individually evaluated for impairment	$1,349	$774	$431	$––	$––	$2,554
Ending balance: collectively evaluated for impairment	$101,828	$234,831	$75,814	$10,406	$––	$422,879

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2018

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Balance, April 1, 2018	$522	$671	$446	$400	$86	$2,125
Provision charged to expense	22	(17)	137	16	(86)	72
Losses charged off	––	––	(79)	(55)	––	(134)
Recoveries	1	––	1	15	––	17

Balance, June 30, 2018	$545	$654	$505	$376	$––	$2,080

Balance, January 1, 2018	$537	$843	$436	$218	$88	$2,122
Provision charged to expense	6	(190)	146	255	(88)	129
Losses charged off	––	––	(79)	(124)	––	(203)
Recoveries	2	1	2	27	––	32

Balance, June 30, 2018	$545	$654	$505	$376	$––	$2,080

Allocation:

Ending balance: individually evaluated for impairment	$––	$75	$––	$––	$––	$75
Ending balance: collectively evaluated for impairment	$545	$579	$505	$376	$––	$2,005

Loans:

Ending balance: individually evaluated for impairment	$58	$577	$––	$98	$––	$733
Ending balance: collectively evaluated for impairment	$84,714	$206,218	$76,476	$11,372	$––	$378,780

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2018

	Commercial	Commercial Real Estate	Residential	Installment	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$––	$85	$––	$––	$––	$85
Ending balance: collectively evaluated for impairment	$389	$587	$519	$463	$––	$1,958

Loans:

Ending balance: individually evaluated for impairment	$57	$809	$93	$––	$––	$959
Ending balance: collectively evaluated for impairment	$93,633	$222,652	$78,674	$13,765	$––	$408,724

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	June 30, 2019
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$101,828	$231,721	$75,814	$10,406	$419,769
Special Mention	––	2,716	––	––	2,716
Substandard	1,349	1,168	431	––	2,948
Doubtful	––	––	––	––	––

	$103,177	$235,605	$76,245	$10,406	$425,433

	December 31, 2018
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$93,620	$219,485	$78,767	$13,672	$405,544
Special Mention	––	2,710	––	––	2,710
Substandard	70	1,266	––	93	1,429
Doubtful	––	––	––	––	––

	$93,690	$223,461	$78,767	$13,765	$409,683

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Portfolio Aging Analysis

As of June 30, 2019

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$32	$––	$––	$42	$74	$103,103	$103,177
Commercial real estate	––	––	––	1,092	1,092	234,513	235,605
Residential	371	100	––	1,665	2,136	74,109	76,245
Installment	25	3	––	15	43	10,363	10,406

Total	$428	$103	$––	$2,814	$3,345	$422,088	$425,433

Loan Portfolio Aging Analysis

As of December 31, 2018

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$98	$94	$––	$––	$192	$93,498	$93,690
Commercial real estate	––	––	––	741	741	222,720	223,461
Residential	1,704	262	155	485	2,606	76,161	78,767
Installment	72	4	––	19	95	13,670	13,765

Total	$1,874	$360	$155	$1,245	$3,634	$406,049	$409,683

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of June 30, 2019			For the three months ended June 30, 2019		For the six months ended June 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$465	$465	$––	$466	$4	$465	$4
Commercial real estate	372	372	––	387	5	373	6
Residential	239	239	––	248	3	249	7
Installment	––	––	––	––	––	––	––
	1,076	1,076	––	1,101	12	1,087	17

Loans with a specific valuation allowance:
Commercial	884	884	28	885	11	882	11
Commercial real estate	402	402	80	411	––	409	––
Residential	192	192	69	191	––	191	––
Installment	––	––	––	––	––	––	––
	1,478	1,478	177	1,487	11	1,482	11

Total:
Commercial	$1,349	$1,349	$28	$1,351	$15	$1,347	$15
Commercial real estate	$774	$774	$80	$798	$5	$782	$6
Residential	$431	$431	$69	$439	$3	$440	$7
Installment	$––	$––	$––	$––	$––	$––	$––

Impaired Loans

	As of December 31, 2018			For the three months ended June 30, 2018		For the six months ended June 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$57	$57	$––	$59	$2	$60	$2
Commercial real estate	409	409	––	583	1	582	5
Residential	93	93	––	––	––	––	––
Installment	––	––	––	99	1	100	2
	559	559	––	741	4	742	9

Loans with a specific valuation allowance:
Commercial	––	––	––	––	––	––	––
Commercial real estate	400	400	85	421	1	422	1
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	––
	400	400	85	421	1	422	1

Total:
Commercial	$57	$57	$––	$59	$2	$60	$2
Commercial real estate	$809	$809	$85	$1,004	$2	$1,004	$6
Residential	$93	$93	$––	$––	$––	$––	$––
Installment	$––	$––	$––	$99	$1	$100	$2

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Three Months ended June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	––	$––	$––
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Three Months Ended June 30, 2019
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$––	$––	$––	$––
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

Six Months ended June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	––	$––	$––
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Six Months Ended June 30, 2019
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$––	$––	$––	$––
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2018 and 2019 troubled debt restructurings did not have an impact on the allowance for loan losses. At June 30, 2019 and 2018 and for three and six month periods then ended, there were no defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Service cost	$75	$76	$150	$152
Interest cost	55	55	110	110
Expected return on assets	(102)	(111)	(204)	(222)
Amortization of prior service cost and net loss	1	(10)	2	(20)

Pension expense	$29	$10	$58	$20

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Commercial loans unused lines of credit	$38,073	$34,148
Commitment to originate loans	24,001	21,319
Consumer open end lines of credit	38,963	37,726
Standby lines of credit	46	––

Note 6:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Net unrealized gain on securities available-for-sale	$6,754	$658
Net unrealized loss for unfunded status of defined benefit plan liability	(671)	(671)

	6,083	(13)
Tax effect	(1,278)	3

Net-of-tax amount	$4,805	$(10)

Note 7:	Fair Value Measurements

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
U.S. government agencies	$39,243	$––	$39,243	$––
State and municipal obligations	122,362	––	122,362	––

December 31, 2018
U.S. government agencies	$44,750	$––	$44,750	$––
State and municipal obligations	$79,241	$––	$79,241	$––

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2019
Collateral dependent impaired loans	$1,301	$––	$––	$1,301
Foreclosed assets held for sale	30	––	––	30

December 31, 2018
Collateral dependent impaired loans	$314	$––	$––	$314
Foreclosed assets held for sale	91	––	––	91

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 6/30/19	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$1,301	Market comparable properties	Marketability discount	10% - 25%

Foreclosed assets held for sale	$30	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at 12/31/18	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$314	Market comparable properties	Marketability discount	10% - 25%

Foreclosed assets held for sale	$91	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no significant changes in the valuation techniques used during 2019 and 2018.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2019

Financial assets
Cash and cash equivalents	$25,292	$25,292	$––	$––
Loans, net of allowance	423,291	––	––	426,938
Federal Home Loan Bank stock	4,012	––	4,012	––
Accrued interest receivable	2,225	––	1,225	––

Financial liabilities
Deposits	546,247	––	546,354	––
Short term borrowings	7,674	––	7,674	––
Federal Home Loan Bank Advances	2	––	2	––
Long term debt	23,520	––	23,681	––
Interest payable	174		174	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2018:

Financial assets
Cash and cash equivalents	$25,253	$25,253	$––	$––
Loans, net of allowance	407,640	––	––	405,033
Federal Home Loan Bank stock	4,243	––	4,243	––
Accrued interest receivable	1,798	––	1,798	––

Financial liabilities
Deposits	525,443	––	546,354	––
Short term borrowings	8,068	––	8,068	––
Federal Home Loan Bank Advances	106	––	101	––
Subordinated debentures	4,124	––	3,647	––
Interest payable	188	––	188	––

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2019 and December 31, 2018.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At June 30, 2019 and December 31, 2018, repurchase agreement borrowings totaled $7,674,000 and $8,068,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in short-term borrowings, consist of customer accounts and securities which are pledged on an individual security basis.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

June 30, 2019	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$7,674	$––	$––	$––	$7,674

Total	$7,674	$––	$––	$––	$7,674

December 31, 2018	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$8,068	$––	$––	$––	$8,068

Total	$8,068	$––	$––	$––	$8,068

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $15.5 million at June 30, 2019 and $18.3 million at December 31, 2018. Declines in the fair value would require the Company to pledge additional securities.

Note 9:	Acquisition

On June 14, 2018, the Company and Powhatan Point Community Bancshares, Inc. (“Powhatan Point”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Powhatan Point merged with and into the Company on October 15, 2018. The First National Bank of Powhatan, wholly-owned subsidiary of Powhatan Point, operated from one full-service office located in Powhatan Point, Ohio. That office became a branch of Unified Bank after the merger.

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

Note 10:	Subordinated Debentures

On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures in denominations of not less that $250,000. The debentures bear interest at a fixed rate of 6.0% until May 2024, which then becomes a floating interest rate equal to the three-month LIBOR (or an equivalent index) plus 3.625%, resetting quarterly. Interest on the subordinated notes will be payable semiannually through May 2024 and quarterly thereafter through the maturity date of May 2029. Principal is due upon maturity. The debentures are unsecured and payable to various investors. For purposes of computing regulatory capital, the debentures are included in Tier 2 Capital. The subordinated notes may not be repaid in whole or in part prior to the fifth anniversary of the issue date (May 2019).

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In 2005, a Delaware statutory business trust owned by the Company, United Bancorp Statutory Trust I (“Trust I” or the “Trust”), issued $4.1 million of mandatorily redeemable debt securities. The sale proceeds were utilized to purchase $4.1 million of the Company’s subordinated debentures which mature in 2035. The Company’s subordinated debentures are the sole asset of Trust I. The Company’s investment in Trust I is not consolidated herein as the Company is not deemed the primary beneficiary of the Trust. However, the $4.1 million of mandatorily redeemable debt securities issued by the Trust are includible for regulatory purposes as a component of the Company’s Tier I Capital. Interest on the Company’s subordinated debentures is equal to three month LIBOR plus 1.35% and is payable quarterly.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2019, as compared to December 31, 2018, and the results of operations for the three and six months ended June 30, 2019, compared to the same period in 2018. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. reported diluted earnings per share of $0.57 and net income of $3,260,000 for the six months ended June 30, 2019, as compared to $0.46 and $2,360,000, respectively, for the corresponding six month period in 2018. The Company’s diluted earnings per share for the three months ended June 30, 2019 was $0.29 as compared to $0.23 to the same period in the previous year. These year-over-year improvements in UBCP’s earnings are directly related to the Company executing its strategic vision to achieve profitable growth by growing in both an organic fashion and through acquiring other like-minded community banking organizations.

For the most recently ended quarter, our Company had an increase in net income of $434,000, or 35.8%, on a year-over-year basis. For the six month period ending June 30, 2019, our Company saw its net income increase by $900,000, or 38.1%, to a level of $3,260,000--- which is a new earnings record for our company. This increase in earnings is strongly correlated to the strong organic and acquisition-related growth that our Company experienced during the past twelve months. Even with the issuance of common shares to facilitate our most recent acquisition completed in the fourth quarter of 2018, our diluted earnings per share was $0.29 versus $0.23 the prior year, an increase of 26.1%. The combination of the acquisition-related and strong organic growth that we achieved this past year facilitated the increase in the level of our Company’s higher-yielding earning assets, which grew by $117.2 million, or 24.9%, on a year-over-year basis. This growth in earning assets was divided between steady growth in our Company’s loan portfolio, which increased by $45.9 million, or 12.1%, and solid growth in our investment portfolio, with securities and other restricted stock increasing by $71.2 million or 78.8%. With our increased level of higher-yielding earning assets, our Company saw a year-over-year increase in the level of interest income that it generated for the first six months of 2019 of $3.2 million or 33.2%.

In order to fund this strong growth in earning assets--- while improving overall levels of profitability--- the Company needed to attract a substantial level of cost effective funding. This was achieved by successfully growing lower-cost, retail balances (consisting of noninterest bearing and interest bearing demand deposits and savings deposits) by $83.3 million, or 24%, year-over-year. With lower-cost retail balances totaling $430.1 million as of June 30, 2019, they comprise 79% of total deposits for the Company. The remaining growth in deposits came in the area of time deposits (consisting of certificates of deposit or term funding), which increased by $47.4 million since June 2018. By funding our above-peer growth in earning assets primarily with lower-costing retail funding this past year--- even though we have been operating in a rising rate environment during these past twelve months; wherein, the Federal Open Market Committee (FOMC) increased the target rate for Federal funds by 0.75% during that timeframe --- our Company was able to maintain a very solid net interest margin which was 3.73% as of the most recent quarter end.

From a qualitative perspective, we have successfully maintained overall strength and stability within our loan portfolio. Year-over-year, our Company continues to have very solid credit quality-related metrics supported by a relatively low level of nonaccrual loans and loans past due 30 plus days, which were $3.4 million, or 0.79 percent of total loans, at June 30, 2019. Further, net loans charged off, excluding overdrafts, was $56,000 for the six months ended June 30, 2019, which is a decrease of $65,000 from the previous year. Net charge offs to average loans for the first six months of 2019 was 0.05% versus 0.09% for the same period in 2018. We are very satisfied with the continued strong performance of our loan portfolio from a credit quality perspective. With the anticipation of our economy remaining fundamentally sound in the near to intermediate term, we anticipate that this trend will continue for the foreseeable future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Considering that we anticipate our earning assets to continue growing at very acceptable levels and our overall credit quality to remain very solid, we strongly expect that we will be able to continue growing our earnings at the double-digit level that we experienced in the first half of this year throughout the course of 2019.

We greatly benefited from the positive execution of our strategic plan, which calls for us to grow through acquiring other like-minded community banking organizations, building new banking centers in key and complimentary markets and capitalizing on prudent, yet profitable, organic opportunities. Over the course of the past twelve months, we had success in these key areas on which we keenly focus. With the double digit growth that we have experienced during this timeframe, our Company has produced record earnings. In addition, we are well on our way to achieving our strategic vision of growing our assets to a level of $1.0 billion, or greater, which should also help our Company become more operationally efficient. Excitingly, during the course of the most recently ended quarter, we announced that our Company issued $20.0 million in subordinated debt at very favorable terms. Although this does not contribute to our Tier I Capital at the corporate-level, it does add to our Tier I Capital at our bank-level. Having this new leverageable (or growth) capital at our affiliate bank-level will greatly aid in helping us attain our lofty goal for growth and driving our earnings in a positive fashion in future periods.”

In addition, we will continue focusing on building our infrastructure to support further growth while achieving greater efficiencies. As previously stated, we are strongly committed to remaining relevant within our industry by investing in our technology and origination/service platforms. Ultimately, our vision is to become an omnichannel bank--- by having complete channel integration and offering mobility to our customers--- thereby, serving them on their terms and through their preferred channels. We have started this initiative and believe that, for a community-minded bank, we will have a complete digital solution that will be highly appealing to our target clientele within the next year or two. Coupling this investment in technology with continued investment in growing our Company through acquisition and new branch construction in key complimentary markets, we firmly believe that we can continue to grow at acceptable levels while remaining very profitable. On June 18, 2019, our Company announced that it has purchased land in Moundsville, West Virginia and has plans to construct a new banking center in this very vibrant community in the heart of the proposed ethane cracker region. This will be the Company’s first full service office in the State of West Virginia and this new location will further enhance our developing footprint in the Upper Ohio Valley Region (which is our traditional market), and nicely compliment our recent market expansion in Powhatan Point, Ohio, which is across the Ohio River from this new and exciting market. Even with the high level of growth that we experienced over the course of the past twelve months, we continued to maintain our overall profitability. With our record earnings in the first six months of 2019, our Company had a return on equity (ROE) of 11.4% and a return on assets (ROA) of 1.04% for the six months ended, June 30, 2019. We have stated for many quarters that our goal is to profitably grow our Company. We are extremely delighted that we are presently accomplishing this.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Our primary foci are rewarding our shareholders by paying a very solid cash dividend while driving their shareholder value in our Company. In the first and second quarter of this year, we increased our cash dividend payout by $0.0025 per quarter and are currently paying $0.1350 which, on a forward basis, produces a dividend yield of 4.70% based on our closing price as of the most recent quarter end. Regarding our present market valuation, on a forward basis we are currently trading at a price to earnings multiple of 10.0 times. With our market sector trading more in the range of 13 times at present, we are highly optimistic that we will see a higher market valuation in future periods…assuming that we continue to drive our earnings at the levels we have seen and currently project. Overall, we are extremely pleased with the direction that we are going and the results that we are producing. We continue to be highly optimistic about our future potential and look forward to realizing this upside potential in future periods.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2019, gross loans were $425.4 million, compared to $409.7 million at December 31, 2018, an increase of $15.7 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $21.6 million increase in commercial and commercial real estate loans, a $2.5 million decrease in residential loans and a $3.4 million decrease in installment loans since December 31, 2018.

Commercial and commercial real estate loans comprised 79.6% of total loans at June 30, 2019, compared to 77.4% at December 31, 2018. Commercial and commercial real estate loans have increased $21.6 million, or 6.8%, since December 31, 2018. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks.

Installment loans represented 2.5% of total loans at June 30, 2019 and 3.4% at December 31, 2018. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $3.4 million, or 24.4%, since December 31, 2018. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 17.9% of total loans at June 30, 2019 and 19.2% at December 31, 2018, representing a decrease of $2.5 million, or 3.2% since December 31, 2018. At June 30, 2019, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.1 million at June 30, 2019, which represented 0.50% of total loans, and $2.0 million at December 31, 2018, or 0.50% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had net charge-offs of $111,000 for the six months ended June 30, 2019 compared to $171,000 for the six months ended June 30, 2018.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2019 increased approximately $37.6 from December 31, 2018 totals. We continue to see value in state and political subdivision investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended June 30, 2019, total core deposits increased approximately $19.8 million or 3.9%. The Company’s savings accounts decreased $367,000, or less than 1.0%, from December 31, 2018 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $9.7 million, or 3.1%, while certificates of deposit under $250,000 increased by $10.4 million, or 11.8%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and, as such, are used to balance rate sensitivity as a tool of funds management. At June 30, 2019, certificates of deposit greater than $250,000 increased $1.0 million or 6.6%, from December 31, 2018 totals.

Sources of Funds – Long Term Debt

During the second quarter of 2019 the Company announced a private placement of $20 million in fixed-to-floating rate subordinated notes due 2029 (the "Notes").  The Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines, and the proceeds from the sale of the Notes are being utilized to support regulatory capital ratios and for general corporate purposes, including growth initiatives at Unified Bank.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings decreased approximately $394,000 from December 31, 2018 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Net Income

For the six months ended June 30, 2018 the Company reported net earnings of $3,260,000, compared to $2,360,000 for the six months ended June 30, 2018. On a per share basis, the Company’s diluted earnings were $0.57 for the six months ended June 30, 2019, as compared to $0.46 for the six months ended June 30, 2018 an increase of 23.91%.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income after provision for loan losses increased 21.0%, or $1.7 million for the six months ended June 30, 2019 compared to the same period in 2018. As previously mentioned, the strong growth of loans and securities was the driver for the increase in net interest income.

Provision for Loan Losses

Year-over-year, the Company maintained very solid credit quality-related metrics by having nonaccrual loans and loans past due 30+ days experience a modest decrease from a level of $3.63 million to $3.34 million, a decrease of $289,000. Net loans charged-off, excluding overdrafts, was $56,000 through June 30, 2019, which is a decrease over net loans charged-off of $121,000 from the previous year. At this present level, total past due and nonaccrual loans to gross loans is a very solid 0.79% at June 30, 2019 versus 0.89% at December 31, 2018. Net charge offs to average loans was 0.05% for the six months ended June 30, 2019. Overall, with the solid loan growth and not much movement in the Company’s credit quality, the Company modestly increased the provision for loan losses which was $129,000 for the six months ended June 30, 2018 to $210,000 for the six months ended June 30, 2019, an increase of $81,000.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts increased by $126,000 for the six months ended June 30, 2019 as compared to the same period in 2018.

Noninterest Expense

In anticipation of building its infrastructure for future growth, the Company saw its noninterest expense increase by $1 million or 13.7% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to the Company realizing higher levels of revenue in the coming quarters. Non interest expense also increased due to inclusion of the non interest expense related to the acquisition of Powhatan Point Community Bancshares in the first quarter of 2019.

Federal Income Taxes

The provision for federal income taxes was $375,000 for the six months ended June 30, 2019, a decrease of $73,000 compared to the same period in 2018. The effective tax rate was 10.1% and 16.0% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate is lower in 2019 due to the increase in tax exempt state and political subdivision investments.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Net Income

For the three months ended June 30, 2019 the Company reported net earnings of $1,646,000, compared to $1,212,000 for the three months ended June 30, 2018. On a per share basis, the Company’s diluted earnings were $0.29 for the three months ended June 30, 2019, as compared to $0.23 for the three months ended June 30, 2018.

Net Interest Income

Net interest income increased 17.7%, or $779,000 for the three months ended June 30, 2019 compared to the same period in 2018. This increase was mainly driven by an increase in loan interest income and loan fees of $837,000 or 18.3% for the three months ended June 30, 2019 over the same period in 2018.

Provision for Loan Losses

The provision for loan losses was $120,000 for the three months ended June 30, 2019, compared to $72,000 for the same period in 2018. As previously discussed, the increase in the provision for loan losses was primarily due to the solid loan growth.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts increased by $44,000 for the three months ended June 30, 2019 as compared to the same period in 2018.

Noninterest Expense

Noninterest expense was $4.2 million for the three months ended June 30, 2019, an increase of $418,000, compared to the three months ended June 30, 2018. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to the Company realizing higher levels of revenue in the coming quarters. Non interest expense also increased due to inclusion of the non interest expense related to the acquisition of Powhatan Point Community Bancshares in the first quarter of 2019.

Federal Income Taxes

The provision for federal income taxes was $188,000 for the three months ended June 30, 2019, a decrease of $62,000 compared to the same period in 2018. The effective tax rate was 10.25% and 17.1% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate is lower in 2019 due to the increase in tax exempt state and political subdivision investments.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Stockholders’ equity totaled $57.0 million at June 30, 2019 compared to $50.6 million at December 31, 2018, a $6.4 million increase. Total stockholders’ equity in relation to total assets was 8.80% at June 30, 2019 and 8.54% at December 31, 2018. On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures in denominations of not less that $250,000. To increase the capital level of Unified Bank, $16 million of the proceeds were paid as a dividend during the second quarter of 2019. This increased level of capital at Unified Bank will provide the capital for future growth. The Company retained $4 million of the proceeds for general corporate purposes and also funding for future growth.

The Company’s Articles of Incorporation provides flexibility to create a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The ability to issue preferred shares also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The rule requires a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also requires a minimum ratio of tier 1 capital to risk-weighted assets of 6.5 percent and includes a minimum leverage ratio of 4.5 percent for all banking organizations.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2019
Total Capital (to Risk-Weighted Assets)
Consolidated	$75,409	16.1%	$37,572	8.0%	N/A	N/A
Unified	68,638	14.7	37,472	8.0	$46,840	10.0%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$49,266	10.5%	$21,134	4.5%	N/A	N/A
Unified	66,496	14.7	21,078	4.5	$30,446	6.5%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$53,266	15.6%	$28,179	6.0%	N/A	N/A
Unified	66,496	14.2	28,104	6.0	$37,472	8.0%

Tier I Capital (to Average Assets)
Consolidated	$53,266	11.7%	$25,086	4.0%	N/A	N/A
Unified	66,496	10.7	24,832	4.0	$31,039	5.0%

As of December 31, 2018
Total Capital (to Risk-Weighted Assets)
Consolidated	$53,461	12.0%	$35,720	8.0%	N/A	N/A
Unified	50,690	11.4	35,643	8.0	$44,554	10.0%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$47,418	10.6%	$20,092	4.5%	N/A	N/A
Unified	48,647	10.9	20,049	4.5	$28,960	6.5%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$51,418	11.5%	$26,790	6.0%	N/A	N/A
Unified	48,647	10.9	26,733	6.0	$35,643	8.0%

Tier I Capital (to Average Assets)
Consolidated	$51,418	8.8%	$23,275	4.0%	N/A	N/A
Unified	48,647	8.4	23,189	4.0	$28,986	5.0%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2018, filed on March 20, 2019.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 4/1/2019 to 4/30/2019	––	––	––	––
Month #2 5/1/2019 to 5/31/2019	––	––	––	––
Month #3 6/1/2019 to 6/30/2019	––	––	––	––

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

United Bancorp, Inc.

Part II – Other Information

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX-4.1	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (3)

EX 10.1	Form of Subordinated Note Purchase Agreement, dated May 14, 2019, by and among United Bancorp, Inc. and the Purchasers (4)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

(3)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: August 13, 2019	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 13, 2019	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

