Form 10-Q
period 2019-09-30
UNITED BANCORP INC /OH/
filed 2019-11-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 6, 2019, 5,959,351 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$5,239	$15,573
Interest-bearing demand deposits	8,108	9,680
Cash and cash equivalents	13,347	25,253

Available-for-sale securities	200,875	123,991
Loans, net of allowance for loan losses of $2,121 and $2,043 at September 30, 2019 and December 31, 2018, respectively	419,144	407,640
Premises and equipment	12,487	12,117
Federal Home Loan Bank stock	4,012	4,243
Foreclosed assets held for sale, net	30	91
Core deposit and other intangible assets	1,579	1,692
Accrued interest receivable	2,232	1,798
Bank-owned life insurance	17,097	13,115
Other assets	5,018	3,273
Total assets	$675,821	$593,213

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$328,739	$309,505
Savings	109,050	111,251
Time	112,207	104,687
Total deposits	549,996	525,443

Securities sold under repurchase agreements	9,902	8,068
Federal Home Loan Bank advances	20,800	106
Deferred federal income tax	2,018	219
Subordinated debentures	23,528	4,124
Pending available-for-sale securities purchases	3,153	---
Interest payable and other liabilities	6,369	4,610
Total liabilities	615,766	542,570

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2019 –5,959,351 shares, 2018 – 5,926,851 shares; outstanding 2019 – 5,916,942, 2018 - 5,739,203	5,959	5,927
Additional paid-in capital	22,632	22,556
Retained earnings	26,969	24,321
Stock held by deferred compensation plan; 2019 –169,063 shares, 2018 – 182,457 shares	(1,603)	(1,701)
Unearned ESOP compensation	(200)	(404)
Accumulated other comprehensive gain (loss)	6,760	(10)
Treasury stock, at cost
2019 –42,409 shares, 2018 – 5,744 shares	(462)	(46)
Total stockholders’ equity	60,055	50,643
Total liabilities and stockholders’ equity	$675,821	$593,213

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$5,508	$4,883	$16,142	$13,776
Taxable securities	296	189	698	544
Non-taxable securities	996	361	2,569	674
Federal funds sold	75	27	306	78
Dividends on Federal Home Loan Bank stock and other	46	63	169	183
Total interest and dividend income	6,921	5,523	19,884	15,255
Interest expense
Deposits
Demand	620	378	1,785	922
Savings	52	10	150	29
Time	613	253	1,701	680
Borrowings	441	252	766	492
Total interest expense	1,726	893	4,402	2,123
Net interest income	5,195	4,630	15,482	13,132
Provision for loan losses	120	72	330	201
Net interest income after provision for loan losses	5,075	4,558	15,152	12,931
Noninterest income
Service charges on deposit accounts	731	667	2,138	1,948
Realized gains on sales of loans	25	17	38	54
Other income	247	213	719	663
Total noninterest income	1,003	897	2,895	2,665
Noninterest expense
Salaries and employee benefits	2,153	1,970	6,490	5,678
Net occupancy and equipment expense	567	515	1,684	1,602
Professional services	351	331	961	820
Insurance	118	108	340	316
Deposit insurance premiums	27	48	139	123
Franchise and other taxes	108	102	322	300
Advertising	137	138	412	400
Stationery and office supplies	33	30	103	104
Amortization of core deposit premium	38	---	113	---
Net realized (gain) loss on sale of other real estate and repossessions	---	(12)	5	6
Other expenses	630	625	1,927	1,839
Total noninterest expense	4,162	3,855	12,496	11,188
Income before federal income taxes	1,916	1,600	5,551	4,408
Federal income taxes	135	269	510	717
Net income	$1,781	$1,331	$5,041	$3,691

EARNINGS PER COMMON SHARE
Basic	$0.31	$0.25	$0.88	$0.71
Diluted	$0.31	$0.25	$0.88	$0.71
DIVIDENDS PER COMMON SHARE	$0.1375	$0.1300	$0.4050	$0.3900

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$1,781	$1,331	$5,041	$3,691

Unrealized holding gains (losses) on securities during the period, net of tax (benefits) of $519, $(171), $1,822 and $(195) for each respective period	1,955	(642)	6,770	(733)

Comprehensive income	$3,736	$689	$11,811	$2,958

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2019 and 2018

(In thousands except per share data)

(Unaudited)

	Three Months Ended
		Additional	Treasury Stock and	Shares Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance, July 1, 2018	$5,560	$17,927	$(1,625)	$(543)	$24,177	$(511)	$44,985
Net income	––	––	––	––	1,331	––	1,331
Other comprehensive income	––	––	––	––	––	(642)	(642)
Cash dividends - $0.1300 per share	––	––	––	––	(713)	––	(713)
Shares purchased for deferred compensation plan	––	43	(43)	––	––	––	––
Expense related to share-based compensation plans	––	82	––	––	––	––	82
Restricted stock activity	---	---	---	––	––	––	---
Amortization of ESOP	––	---	––	69	––	––	69
Balance, September 30, 2018	5,560	18,052	(1,668)	(474)	24,795	(1,153)	45,112

Balance July 1, 2019	5,939	22,517	(2,015)	(268)	26,002	4,805	56,980
Net income	––	––	––	––	1,781	––	1,781
Other comprehensive income	––	––	––	––	––	1,955	1,955
Cash dividends - $0.1375 per share	––	––	––	––	(814)	––	(814)
Shares sold for deferred compensation plan	––	50	(50)	––	––	––	––
Repurchase of common stock	––	---	---	––	––	––	---
Expense related to share-based compensation plans	––	85	––	––	––	––	85
Restricted stock activity	20	(20)	---	---	---	---	---
Amortization of ESOP	––	---	––	68	––	––	68
Balance, September 30, 2019	$5,959	$22,632	$(2,065)	$(200)	$26,969	$6,760	$60,055

	Nine Months Ended
		Additional	Treasury Stock and	Shares Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance, January 1, 2018	$5,435	$18,020	$(1,717)	$(683)	$23,260	$(420)	$43,895
Net income	––	––	––	––	3,691	––	3,691
Other comprehensive loss	––	––	––	––	––	(733)	(733)
Cash dividends - $0.3900 per share	––	––	––	––	(2,156)	––	(2,156)
Shares purchased for deferred compensation plan	––	(49)	49	––	––	––	––
Expense related to share-based compensation plans	––	206	––	––	––	––	206
Restricted stock activity	125	(125)	---	––	––	––	---
Amortization of ESOP	––	---	––	209	––	––	209
Balance, September 30, 2018	5,560	18,052	(1,668)	(474)	24,795	(1,153)	45,112

Balance January 1, 2019	5,927	22,556	(1,747)	(404)	24,321	(10)	50,643
Net income	––	––	––	––	5,041	––	5,041
Other comprehensive income	––	––	––	––	––	6,770	6,770
Cash dividends - $0.4050 per share	––	––	––	––	(2,393)	––	(2,393)
Shares sold for deferred compensation plan	––	(98)	98	––	––	––	––
Repurchase of common stock	––	---	(416)	––	––	––	(416)
Expense related to share-based compensation plans	––	206	––	––	––	––	206
Restricted stock activity	32	(32)	---	---	---	---	---
Amortization of ESOP	---	---	---	204	––	––	204
Balance, September 30, 2019	$5,959	$22,632	$(2,065)	$(200)	$26,969	$6,760	$60,055

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Operating Activities
Net income	$5,041	$3,691
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	232	80
Amortization of intangible asset	113	---
Depreciation and amortization	781	712
Expense related to share based compensation plans	206	205
Expense related to ESOP	204	210
Provision for loan losses	330	201
Increase (decrease) in value of bank-owned life insurance	(230)	(220)
Gain on sale of loans	(38)	(54)
Proceeds from sale of loans held for sale	1,285	2,621
Originations of loans held for sale	(1,247)	(2,567)
Loss on sale or write down of foreclosed assets	5	(15)
Amortization of mortgage servicing rights	---	28
Deferred income taxes	---	---
Net change in accrued interest receivable and other assets	(1,971)	(886)
Net change in accrued expenses and other liabilities	1,516	(67)

Net cash provided by operating activities	6,227	3,939

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	24,250	---
Purchases	(89,645)	(42,514)
Net change in loans	(11,825)	(25,138)
Mandatory redemption of Federal Home Loan Bank Stock	230	---
Purchase of Bank Owned Life insurance	(4,000)	---
Bank Owned Life Insurance return of principal	247	---
Purchases of premises and equipment	(1,152)	(617)
Proceeds from sale of foreclosed assets	86	285

Net cash used in investing activities	(81,809)	(67,984)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
		2019		2018
Financing Activities
Net change in deposits		$24,553		$48,365
Net change in securities sold under repurchase agreements		1,834		4,314
Net change in FHLB overnight borrowings		20,800		12,200
Proceeds from issuance of subordinated debentures, net of origination fees		19,404		---
Repayments of long-term borrowings		(106)		(83)
Repurchase of common stock		(416)		---
Cash dividends paid on common stock		(2,393)		(2,156)

Net cash provided by financing activities		63,676		62,640

Decrease in Cash and Cash Equivalents		(11,906)		(1,405)
Cash and Cash Equivalents, Beginning of Period		25,253		14,315

Cash and Cash Equivalents, End of Period		$13,347		$12,910

Supplemental Cash Flows Information
Interest paid on deposits and borrowings		$4,419		$2,046

Federal income taxes	$	---		$665

Purchases of available-for-sale securities not settled		$3,153	$	---

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale		$30		$280

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2019, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2018 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per share (EPS) were computed as follows:

	Three Months Ended September 30, 2019
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$1,781

Less allocated earnings on non-vested restricted stock	(37)

Less allocated dividends on non-vested restricted stock	(30)

Net income allocated to common stockholders	1,714
		5,519,677
Basic and diluted earnings per share			$0.31

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2018
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$1,331

Less allocated earnings on non-vested restricted stock	(35)

Less dividends on non-vested restricted stock	(39)

Net income allocated to common stockholders	1,257
		4,929,934
Basic and diluted earnings per share			$0.25

	Nine Months Ended September 30, 2019
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$5,041

Less allocated earnings on non-vested restricted stock	(92)

Less allocated dividends on non-vested restricted stock	(81)

Net income allocated to common stockholders	4,868
		5,518,500
Basic and diluted earnings per share			$0.88

	Nine Months Ended September 30, 2018
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$3,691

Less allocated earnings on non-vested restricted stock	(75)

Less dividends on non-vested restricted stock	(104)

Net income allocated to common stockholders	3,512
		4,914,859
Basic and diluted earnings per share			$0.71

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During 2018, earnings per share began to be presented using the two-class method. This two class method is an earnings allocation method under which earnings per share is calculated for common stock and participating securities, considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Basic earnings per share were previously disclosed at $0.26 and $0.72 for the three and nine months ended September 30, 2018, respectively. Diluted earnings per share were previously disclosed at $0.25 and $0.69 for the three and nine months ended September 30, 2018.

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

On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to run projections and reviewing segmentation to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2019:
U.S. government agencies	$61,000	$16	$(110)	$60,906
Subordinated notes	2,500	13	---	2,513
State and municipal obligations	128,149	9,418	(111)	137,456

Total debt securities	$191,649	$9,447	$(221)	$200,875

Available-for-sale Securities:
December 31, 2018:
U.S. government agencies	$45,250	$––	$(500)	$44,750
State and municipal obligations	$78,083	$1,194	$(36)	$79,241

Total debt securities	$123,333	$1,194	$(536)	$123,991

The amortized cost and fair value of available-for-sale securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$3,000	$3,000
One to five years	18,000	18,002
Five to ten year	42,500	42,417
Due after ten years	128,149	137,456

Totals	$191,649	$200,875

The carrying value of securities pledged to secure public deposits and for other purpose, was $39.3 million and $48.4 million at September 30, 2019 and December 31, 2018, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2019 and December 31, 2018, was $31.3 million and $49.9 million, which represented approximately 16% and 40%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
U.S. Government agencies	$21,890	$(109)	$2,999	$(1)	$24,889	$(110)
State and Political Subdivisions	6,374	(111)	---	---	6,374	(111)

Total temporarily impaired securities	$28,264	$(220)	$2,999	$(1)	$31,263	$(221)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
US Government agencies	$––	$––	$44,750	$(500)	$44,750	$(500)
State and municipal obligations	$5,182	$(36)	$––	$––	$5,182	$(36)

Total temporarily impaired securities	$5,182	$(36)	$44,750	$(500)	$49,932	$(536)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019 and December 31, 2018.

There were no investment sales for the nine months ended September 30, 2019 and 2018.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2019	2018
	(In thousands)
Commercial loans	$101,806	$93,690
Commercial real estate	234,838	223,461
Residential real estate	74,527	78,767
Installment loans	10,094	13,765

Total gross loans	421,265	409,683

Less allowance for loan losses	(2,121)	(2,043)

Total loans	$419,144	$407,640

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month periods ended September 30, 2019

	Commercial	Commercial Real Estate		Residential		Installment		Unallocated		Total
	(In thousands)
Allowance for loan losses:

Balance, July 1, 2019	$262		$799		$747		$334	$	---	$2,142
Provision charged to expense	95		(93)		53		65		---	120
Losses charged off	---		---		(100)		(54)		––	(154)
Recoveries	---		---		1		12		––	13

Balance, September 30, 2019	$357		$706		$701		$357	$	---	$2,121

Balance, January 1, 2019	$389		$672		$519		$463	$	---	$2,043
Provision charged to expense	(15)		34		311		---			330
Losses charged off	(18)		––		(140)		(136)		––	(294)
Recoveries	1		---		11		30		––	42

Balance, September 30, 2019	$357		$706		$701		$357	$	---	$2,121

Allocation:

Ending balance: individually evaluated for impairment	$63	$	---	$	---	$	---	$	---	$63
Ending balance: collectively evaluated for impairment	$294		$706		$701		$357	$	---	$2,058

Loans:

Ending balance: individually evaluated for impairment	$1,330		$369		$558	$	---	$	---	$2,257
Ending balance: collectively evaluated for impairment	$100,476		$234,469		$73,969		$10,094	$	---	$419,008

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2018

	Commercial	Commercial Real Estate	Residential Real Estate		Installment		Unallocated		Total
	(In thousands)
Allowance for loan losses:

Balance, July 1, 2018	$545	$654		$505		$376	$	---	$2,080
Provision charged to expense	(130)	28		109		65		---	72
Losses charged off	---	---		(98)		(74)		––	(172)
Recoveries	1	1		1		21		––	24

Balance, September 30, 2018	$416	$683		$517		$388	$	---	$2,004

Balance, January 1, 2018	$537	$843		$436		$218		$88	$2,122
Provision charged to expense	(124)	(162)		255		320		(88)	201
Losses charged off	---	––		(177)		(198)		––	(375)
Recoveries	3	2		3		48		––	56

Balance, September 30, 2018	$416	$683		$517		$388	$	---	$2,004

Allocation:

Ending balance: individually evaluated for impairment	$19	$85	$	---	$	---	$	---	$104
Ending balance: collectively evaluated for impairment	$397	$598		$517		$388	$	---	$1,900

Loans:

Ending balance: individually evaluated for impairment	$78	$811	$	---		$95	$	---	$984
Ending balance: collectively evaluated for impairment	$89,766	$214,982		$76,668		$13,672	$	---	$392,198

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2018

	Commercial		Commercial Real Estate	Residential		Installment	Unallocated		Total
	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$	---	$85		$––	$––		$––	$85
Ending balance: collectively evaluated for impairment		$389	$587		$519	$463	$	---	$1,958

Loans:

Ending balance: individually evaluated for impairment		$57	$809	$	---	$93		$––	$959
Ending balance: collectively evaluated for impairment		$93,633	$222,652		$78,767	$13,672		$––	$408,724

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

The following tables show the portfolio quality indicators.

	September 30, 2019
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$100,476	$229,249	$73,971	$10,094	$413,790
Special Mention	---	4,917	---	---	4,917
Substandard	1,330	672	556	---	2,558
Doubtful	---	---	---	---	---

	$101,806	$234,838	$74,527	$10,094	$421,265

	December 31, 2018
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$93,620	$219,485	$78,767	$13,672	$405,544
Special Mention	---	2,710	––	––	2,710
Substandard	70	1,266	---	93	1,429
Doubtful	––	––	––	––	––

	$93,690	$223,461	$78,767	$13,765	$409,683

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

Loan Portfolio Aging Analysis

As of September 30, 2019

	30-59 Days Past Due and Accruing		60-89 Days Past Due and Accruing		Greater Than 90 Days and Accruing		Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$	---	$	---	$	---	$36	$36	$101,770	$101,806
Commercial real estate		197		---		---	708	905	233,933	234,838
Residential		158		116		---	1,862	2,136	72,391	74,527
Installment		55		---		---	14	69	10,025	10,094

Total		$410		$116	$	---	$2,620	$3,146	$418,119	$421,265

Loan Portfolio Aging Analysis

As of December 31, 2018

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing		Non Accrual		Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$98	$94	$	---	$	---	$192	$93,498	$93,690
Commercial real estate	---	---		––		741	741	222,720	223,461
Residential	1,704	262		155		485	2,606	76,161	78,767
Installment	72	4		––		19	95	13,670	13,765

Total	$1,874	$360		$155		$1,245	$3,634	$406,049	$409,683

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of September 30, 2019			For the three months ended September 30, 2019		For the nine months ended September 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$964	$964	$––	$966	$9	$956	$13
Commercial real estate	369	369	––	374	2	350	8
Residential	558	558	––	640	11	644	18
Installment	—	—	––	—	—	—	—
	1,891	1,891	––	1,980	22	1,950	39
Loans with a specific valuation allowance:
Commercial	366	366	63	366	—	365	3
Commercial real estate	—	—	--	—	—	—	—
Residential	—	—	--	—	—	—	––
Installment	––	––	––	––	—	––	—
	366	366	63	—	—	365	3
Total:
Commercial	$1,330	$1,330	$63	$1,332	$9	$1,321	$16
Commercial real estate	$369	$369	$—	$374	$2	$350	$8
Residential	$558	$558	$—	$640	$11	$644	$18
Installment	$—	$—	$––	$—	$—	$—	$—

Impaired Loans

	As of December 31, 2018			For the three months ended September 30, 2018		For the nine months ended September 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$57	$57	$––	$59	$—	$60	$2
Commercial real estate	409	409	––	438	9	446	14
Residential	93	93	––	––	—	––	––
Installment	—	—	––	97	1	99	3
	559	559	––	594	10	605	19
Loans with a specific valuation allowance:
Commercial	—	—	—	19	1	20	1
Commercial real estate	400	400	85	408	1	407	2
Residential	––	––	––	––	––	––	––
Installment	––	––	––	––	––	––	—
	400	400	85	427	2	427	3
Total:
Commercial	$57	$57	$—	$78	$1	$80	$3
Commercial real estate	$809	$809	$85	$846	$10	$853	$16
Residential	$93	$93	$––	$—	$—	$—	$—
Installment	$—	$—	$––	$97	$1	$99	$3

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

Three Months ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	2	$82	$82
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Three Months Ended September 30, 2019
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$––	$82	$––	$82
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

Nine Months ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	2	$82	$82
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Nine Months Ended September 30, 2019
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$2	$82	$––	$82
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	––	$––	$––
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Three Months Ended September 30, 2018
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$––	$––	$––	$––
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

Nine Months ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	––	$––	$––
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Nine Months Ended September 30, 2018
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$––	$––	$––	$––
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2018 and 2019 troubled debt restructurings did not have an impact on the allowance for loan losses. At September 30, 2019 and 2018 and for three and nine month periods then ended, there were no defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Service cost	$75	$76	$225	$228
Interest cost	55	55	165	165
Expected return on assets	(102)	(111)	(306)	(333)
Amortization of prior service cost and net loss	1	(10)	3	(30)

Pension expense	$29	$10	$87	$30

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Commercial loans unused lines of credit	$36,326	$34,148
Commitment to originate loans	26,562	21,319
Consumer open end lines of credit	40,738	37,726
Standby lines of credit	46	—

Note 6:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Net unrealized gain on securities available-for-sale	$9,226	$658
Net unrealized loss for unfunded status of defined benefit plan liability	(671)	(671)

	8,555	(13)
Tax effect	(1,795)	3

Net-of-tax amount	$6,760	$(10)

Note 7:	Fair Value Measurements

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
U.S. government agencies	$60,906	$—	$60,906	$—
State and municipal obligations	137,456	—	137,456	—
Subordinated Debentures	2,513	—	2,513	—

December 31, 2018
U.S. government agencies	$44,750	$––	$44,750	$––
State and municipal obligations	$79,241	$––	$79,241	$––

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2019
Collateral dependent impaired loans	$303	$––	$––	$303
Foreclosed assets held for sale	30	---	---	30

December 31, 2018
Collateral dependent impaired loans	$314	$––	$––	$314
Foreclosed assets held for sale	91	––	––	91

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 9/30/19	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$303	Market comparable properties	Marketability discount	10% - 25%

Foreclosed assets held for sale	$30	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at 12/31/18	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$314	Market comparable properties	Marketability discount	10% - 25%

Foreclosed assets held for sale	$91	Market comparable properties	Marketability discount	10% – 35%

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2019

Financial assets
Cash and cash equivalents	$13,347	$13,347	$––	$––
Loans, net of allowance	419,144	––	––	416,663
Federal Home Loan Bank stock	4,012	––	4,012	––
Accrued interest receivable	2,232	––	2,232	––

Financial liabilities
Deposits	549,996	––	549,714	––
Short term borrowings	9,902	––	9,902	––
Federal Home Loan Bank Advances	20,800	––	20,800	––
Subordinated debentures	23,528	––	23,378	––
Interest payable	205		205	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2018:

Financial assets
Cash and cash equivalents	$25,253	$25,253	$––	$––
Loans, net of allowance	407,640	––	––	405,033
Federal Home Loan Bank stock	4,243	––	4,243	––
Accrued interest receivable	1,798	––	1,798	––

Financial liabilities
Deposits	525,443	––	524,020	––
Short term borrowings	8,068	––	8,068	––
Federal Home Loan Bank Advances	106	––	101	––
Subordinated debentures	4,124	––	3,647	––
Interest payable	188	––	188	––

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2019 and December 31, 2018.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At September 30, 2019 and December 31, 2018, repurchase agreement borrowings totaled $9,902,000 and $8,068,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in short-term borrowings, consist of customer accounts and securities which are pledged on an individual security basis.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

 (In thousands)

September 30, 2019	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$9,902	$––	$––	$––	$9,902

Total	$9,902	$––	$––	$––	$9,902

December 31, 2018	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$8,068	$––	$––	$––	$8,068

Total	$8,068	$––	$––	$––	$8,068

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $11.0 million at September 30, 2019 and $18.3 million at December 31, 2018. Declines in the fair value would require the Company to pledge additional securities.

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

Introduction

United Bancorp, Inc. reported diluted earnings per share of $0.88 and net income of $5,041,000 for the nine months ended September 30, 2019, as compared to $0.71 and $3,691,000, respectively, for the corresponding nine-month period in 2018. The Company’s diluted earnings per share for the three months ended September 30, 2019 was $0.31 as compared to $0.25 to the same period in the previous year. These year-over-year improvements in UBCP’s earnings are directly related to the Company executing its strategic vision of achieving profitable growth by both growing organically and acquiring other like-minded community banking organizations.

For the most recently ended quarter, United Bancorp had an increase in net income of $450,000, or 34%, on a year-over-year basis. For the nine-month period ending September 30, 2019, UBCP saw its net income increase by $1,350,000, or 37%, to a level of $5,041,000, which is a new earnings record for the Company for the corresponding period. This increase in earnings is highly correlated to the strong organic and acquisition-related growth that our Company experienced during the past twelve months. Even with the issuance of common shares to facilitate its most recent acquisition completed in the fourth quarter of 2018, diluted earnings per share was $0.31 versus $0.25 the prior year, an increase of 24%. The combination of the acquisition-related and strong organic growth that was achieved this past year facilitated the increase in the level of UBCP’s higher-yielding earning assets, which grew by $142.3 million, or 29%, on a year-over-year basis. This growth in earning assets was divided between steady growth in the Company’s loan portfolio, which increased by $28.1 million, or 7.1%, and solid growth in our investment portfolio, with securities and other restricted stock increasing by $114.3 million or 126.1%. With this increased level of higher-yielding earning assets, United Bancorp saw a year-over-year increase in the level of interest income that it generated for the nine months of 2019 of $4.6 million or 30%.

In order to fund this strong growth in earning assets while improving overall levels of profitability, the Company needed to attract a substantial level of cost effective funding. We achieved this by successfully growing lower-cost, retail balances (consisting of noninterest bearing and interest bearing demand deposits and savings deposits) by $88.5 million, or 25%, year-over-year. With lower-cost retail balances totaling $437.8 million as of September 30, 2019, they comprise 80% of total deposits for the Company. The remaining growth in deposits came in the area of time deposits (consisting of certificates of deposit or term funding), which increased by $27.1 million, or 32%, since September 2018. By funding its above-peer growth in earning assets primarily with lower-costing retail funding this past year, United Bancorp was able to maintain a very solid net interest margin which was 3.67% as of the most recent quarter end.

From a qualitative perspective, we have successfully maintained overall strength and stability within our loan portfolio. Year-over-year, UBCP continues to have very solid credit quality-related metrics supported by a relatively low level of nonaccrual loans and loans past due 30 plus days, which were $3.2 million, or 0.75 percent of total loans, at September 30, 2019. Further, net loans charged off, excluding overdrafts, was $164,000 for the nine months ended September 30, 2019, which is lower than the $238,000 charged off for the same nine-month period the previous year. Net charge offs to average loans for the first nine months of 2019 was 0.06% versus 0.08% for the same period in 2018. At these levels, we are very satisfied with the continued stable performance of our loan portfolio from a credit quality perspective.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Considering that we anticipate our earning assets to continue growing at very acceptable levels and our overall credit quality to remain very solid, we firmly expect that the double-digit earnings growth that we experienced in the first nine months of the year to continue for the remainder of the current year and into future periods.

United Bancorp, Inc. greatly benefited from the positive execution of its strategic plan, which calls for growth through acquiring other like-minded community banking organizations, building new banking centers in key and complimentary markets and capitalizing on prudent, yet profitable, organic opportunities. Over the course of the past twelve months, United Bancorp had success in these key areas on which we keenly focus. With the double-digit growth that we have experienced during this timeframe, our Company has produced record earnings. In addition, we are well on our way to achieving our strategic vision of growing our assets to a level of $1.0 billion, or greater, which should also help our Company gain even greater efficiencies and higher levels of performance than we have already seen in recent quarters. As previously announced, on May 14, 2019, United Bancorp, Inc. issued $20.0 million in subordinated debt at very favorable terms. Although this does not contribute to our Tier I Capital at the corporate-level, it does add to our Tier I Capital at our bank-level. Having this new leverageable (or growth) capital at our affiliate bank-level will greatly aid in helping us attain our lofty goal for growth and driving our earnings in a positive fashion in future periods.

By continuing to utilize the “playbook” that we did last year and into the current year to achieve profitable growth, we are very optimistic about our future prospects. In addition, we will continue focusing on building our infrastructure (or, foundation) to support further growth while achieving greater efficiencies. As we have previously stated, we are strongly committed to remaining relevant within our industry by investing in our technology and origination/service platforms. Ultimately, our vision is to become an omnichannel bank by having complete channel integration and offering mobility to our customers; thereby, serving them on their terms and through their preferred channels. We have started this initiative and believe that, for a community-minded bank, we will have a complete digital solution that will be highly appealing to our target clientele within the next year or so. Coupling this investment in technology with continued investment in growing our Company through acquisition and new branch construction in key complimentary markets, we firmly believe that we can continue to grow at acceptable levels while remaining very profitable. As previously announced on June 18, 2019, United Bancorp purchased land in Moundsville, West Virginia and plans to construct a new banking center in this very vibrant community in the heart of the proposed ethane cracker region. This will be the Company’s first full service office in the State of West Virginia and this new location will further enhance our developing footprint in the Upper Ohio Valley Region (which is our traditional market), and nicely compliment our recent market expansion in Powhatan Point, Ohio, which is across the Ohio River from this new and exciting market. We anticipate that our new Moundsville Banking Center will be open for business toward the end of the first quarter of 2020. Even with the high level of growth that we experienced over the course of the past twelve months, we continued to maintain our overall profitability. With our year-to-date record earnings in 2019, United Bancorp had a return on equity (ROE) of 11.2% and a return on assets (ROA) of 1.05% for the nine months ended September 30, 2019. For many quarters, we have stated that our goal is to grow our Company in a highly profitable fashion. We are extremely delighted that we have done so and that we continue to accomplish this goal into the most recently ended quarter.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

United Bancorp’s primary focus continues to be rewarding its shareholders by paying a very solid cash dividend and increasing their shareholder value in our Company. During the course of the current year, we have increased our cash dividend payout by $0.0025 per quarter and are currently paying $0.1375, which on a forward basis produces a dividend yield of 4.93% based on the closing price as of the most recent quarter end. Regarding our present market valuation, on a forward basis we are currently trading at a price to earnings multiple of 9 times. With our market sector trading more in the range of 12 to 13 times at present, we are highly optimistic that we will see a higher market valuation in future periods…assuming that we continue to drive our earnings at the levels we have seen and currently project. Overall, we are extremely pleased with the direction that we are going and the results that we are producing. We continue to be highly optimistic about our future potential and look forward to realizing this upside potential in future periods!

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2019, gross loans were $421.3 million, compared to $409.7 million at December 31, 2018, an increase of $11.6 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $19.5 million increase in commercial and commercial real estate loans, a $4.2 million decrease in residential loans and a $3.7 million decrease in installment loans since December 31, 2018.

Commercial and commercial real estate loans comprised 80.0% of total loans at September 30, 2019, compared to 77.4% at December 31, 2018. Commercial and commercial real estate loans have increased $19.5 million, or 6.15%, since December 31, 2018. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks.

Installment loans represented 2.4% of total loans at September 30, 2019 and 3.4% at December 31, 2018. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $3.7 million, or 26.7%, since December 31, 2018. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 17.7% of total loans at September 30, 2019 and 19.2% at December 31, 2018, representing a decrease of $4.2 million, or 5.4% since December 31, 2018. At September 30, 2019, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.1 million at September 30, 2019, which represented 0.50% of total loans, and $2.0 million at December 31, 2018, or 0.50% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had net charge-offs of $252,000 for the nine months ended September 30, 2019 compared to $319,000 for the nine months ended September 30, 2018.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2019 increased approximately $76.9 million from December 31, 2018 totals. We continue to see value in state and political subdivision investments.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended September 30, 2019, total core deposits increased approximately $24.6 million or 4.7%. The Company’s savings accounts decreased $2.2 million, or 2.0%, from December 31, 2018 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $19.2 million, or 6.2%, while certificates of deposit under $250,000 increased by $7.8 million, or 8.8%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and, as such, are used to balance rate sensitivity as a tool of funds management. At September 30, 2019, certificates of deposit greater than $250,000 decreased $247,000 or 1.5%, from December 31, 2018 totals.

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

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $20.7 million from December 31, 2018 totals.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Net Income

For the nine months ended September 30, 2019 the Company reported net earnings of $5,041,000, compared to $3,691,000 for the nine months ended September 30, 2018. On a per share basis, the Company’s diluted earnings were $0.88 for the nine months ended September 30, 2019, as compared to $0.71 for the nine months ended September 30, 2018 an increase of 23.9%.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income after provision for loan losses increased 17.2%, or $2.4 million for the nine months ended September 30, 2019 compared to the same period in 2018. As previously mentioned, the strong growth of loans and securities was the driver for the increase in net interest income.

Provision for Loan Losses

As compared to December 31, 2018, the Company maintained very solid credit quality-related metrics by having nonaccrual loans and loans past due 30+ days experience a decrease from a level of $3.63 million to $3.15 million, a decrease of $480,000. Net loans charged-off, excluding overdrafts, was $164,000 through September 30, 2019, which is a decrease over net loans charged-off of $238,000 from the previous year. At this present level, total past due and nonaccrual loans to gross loans is a very solid 0.75% at September 30, 2019 versus 0.89% at December 31, 2018. Net charge offs to average loans was 0.06% for the nine months ended September 30, 2019 as compared to 0.08% for the nine months ended September 30, 2018. Overall, with the solid loan growth and not much movement in the Company’s credit quality, the Company modestly increased the provision for loan losses which was $201,000 for the nine months ended September 30, 2018 to $330,000 for the nine months ended September 30, 2019, an increase of $129,000.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts increased by $190,000 for the Nine months ended September 30, 2019 as compared to the same period in 2018.

Noninterest Expense

In anticipation of building its infrastructure for future growth, the Company saw its noninterest expense increase by $1.3 million or 11.7% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to the Company realizing higher levels of revenue in the coming quarters. Non interest expense also increased due to inclusion of the non interest expense related to the acquisition of Powhatan Point Community Bancshares in the first quarter of 2019.

Federal Income Taxes

The provision for federal income taxes was $510,000 for the nine months ended September 30, 2019, a decrease of $207,000 compared to the same period in 2018. The effective tax rate was 9.2% and 16.3% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate is lower in 2019 due to the increase in tax exempt state and political subdivision investments.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Net Income

For the three months ended September 30, 2019 the Company reported net earnings of $1,781,000, compared to $1,331,000 for the three months ended September 30, 2018. On a per share basis, the Company’s diluted earnings were $0.31 for the three months ended September 30, 2019, as compared to $0.25 for the three months ended September 30, 2018.

Net Interest Income

Net interest income increased 12.1%, or $565,000 for the three months ended September 30, 2019 compared to the same period in 2018. This increase was mainly driven by an increase in loan interest income of $625,000 or 12.8% and interest of securities of $742,000 or 134.9% for the three months ended September 30, 2019 over the same period in 2018.

Provision for Loan Losses

The provision for loan losses was $120,000 for the three months ended September 30, 2019, compared to $72,000 for the same period in 2018. As previously discussed, the increase in the provision for loan losses was primarily due to the solid loan growth.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

The Company’s service charges on deposit accounts increased by $64,000 for the three months ended September 30, 2019 as compared to the same period in 2018.

Noninterest Expense

Noninterest expense was $4.2 million for the three months ended September 30, 2019, an increase of $307,000, compared to the three months ended September 30, 2018. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side, which should lead to the Company realizing higher levels of revenue in the coming quarters. Non interest expense also increased due to inclusion of the non interest expense related to the acquisition of Powhatan Point Community Bancshares in the first quarter of 2019.

Federal Income Taxes

The provision for federal income taxes was $135,000 for the three months ended September 30, 2019, a decrease of $134,000 compared to the same period in 2018. The effective tax rate was 7.0% and 16.8% for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate is lower in 2019 due to the increase in tax exempt state and political subdivision investments.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

Stockholders’ equity totaled $60.1 million at September 30, 2019 compared to $50.6 million at December 31, 2018, a $9.4 million increase. Total stockholders’ equity in relation to total assets was 8.90% at September 30, 2019 and 8.54% at December 31, 2018. On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures in denominations of not less that $250,000. To increase the capital level of Unified Bank, $16 million of the proceeds were paid as a dividend during the second quarter of 2019. This increased level of capital at Unified Bank will provide the capital for future growth. The Company retained $4 million of the proceeds for general corporate purposes and also funding for future growth.

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

The rule requires a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also requires a minimum ratio of tier 1 capital to risk-weighted assets of 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2019
Total Capital (to Risk-Weighted Assets)
Consolidated	$76,557	17.0%	$36,111	8.0%	N/A	N/A
Unified	68,658	14.0	39,202	8.0	$49,002	10.0%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$50,436	11.2%	$20,312	4.5%	N/A	N/A
Unified	66,537	13.6	22,051	4.5	$31,851	6.5%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$54,436	12.1%	$27,083	6.0%	N/A	N/A
Unified	66,537	13.6	29,401	6.0	$39,202	8.0%

Tier I Capital (to Average Assets)
Consolidated	$54,436	8.5%	$25,510	4.0%	N/A	N/A
Unified	66,537	10.3	25,799	4.0	$32,248	5.0%

As of December 31, 2018
Total Capital (to Risk-Weighted Assets)
Consolidated	$53,461	12.0%	$35,720	8.0%	N/A	N/A
Unified	50,690	11.4	35,643	8.0	$44,554	10.0%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$47,418	10.6%	$20,092	4.5%	N/A	N/A
Unified	48,647	10.9	20,049	4.5	$28,960	6.5%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$51,418	11.5%	$26,790	6.0%	N/A	N/A
Unified	48,647	10.9	26,733	6.0	$35,643	8.0%

Tier I Capital (to Average Assets)
Consolidated	$51,418	8.8%	$23,275	4.0%	N/A	N/A
Unified	48,647	8.4	23,189	4.0	$28,986	5.0%

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

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2018, filed on March 20, 2019.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 7/1/2019 to 7/31/2019	––	––	––	––
Month #2 8/1/2019 to 8/31/2019	––	––	––	––
Month #3 9/1/2019 to 9/30/2019	––	––	––	––

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

EX 3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX 3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX 4.1	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (3)

EX 10.1	Form of Subordinated Note Purchase Agreement, dated May 14, 2019, by and among United Bancorp, Inc. and the Purchasers (4)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

(3)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: November 12, 2019	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 12, 2019	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

