Form 10-K
period 2019-12-31
UNITED BANCORP INC /OH/
filed 2020-03-20
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐ No ☒

As of June 30, 2019 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $55,046,501 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,916,951 common shares outstanding as of March 6, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 22, 2020 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2019 are incorporated by reference into Parts I and II.

PART I

Item 1	Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company is an Ohio corporation which filed its initial articles of incorporation on July 8, 1983. At December 31, 2019 the Company has one wholly-owned subsidiary bank, Unified Bank, Martins Ferry, Ohio (Unified, or the Bank).

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

In its primary market, including the Ohio counties of Belmont, Harrison, Jefferson, Athens and Fairfiled, Unified ranks sixth in total deposit market share out of thirty-one non-credit union insured depository institutions operationg in the market. The Bank’s market share, as reported by the FDIC, was 7.44% as of June 30, 2019. The Huntington National Bank, JPMorgan Chase Bank, NA and PNC Bank, NA are the top three in the Bank’s primary market, with each institution having in excess of 10% of the deposit market share. No other institution in the market had a deposit market share in excess of 10% as of June 30, 2019.

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

Dividends and Capital Reductions. The Board of Governors of the Federal Reserve has issued Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases by Bank Holding Companies (the “Policy Statement”). In the Policy Statement, the Federal Reserve stated that it is important for a banking organization’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. As a general matter, the Policy Statement provides that the board of directors of a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if:

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

Safety and Soundness Standards. The Federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

Employees

The Company itself, as a holding company, has no compensated employees. Unified has 112 full time employees, with 22 of these serving in a management capacity, and 20 part time employees.

Executive Officers

Name	Age	Positions and Offices Held for Past Five Years	Officer Since

Scott A. Everson	52	President and Chief Executive Officer, United Bancorp, Inc. Chairman, President and Chief Executive Officer, Unified Bank	1999

Matthew F. Branstetter	52	Senior Vice President Chief Operating Officer United Bancorp, Inc. Principal Position Chief Operating and Lending Officer Unified Bank	2009

Randall M. Greenwood	56	Senior Vice President and Chief Financial Officer United Bancorp, Inc. Chief Financial Officer, Unified Bank	1997

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I       Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 19 and 20 of our 2019 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table provides average balance sheet information and reflects the taxable equivalent average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2018 and 2017. The yields and costs are calculated by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities.

The average balance of available-for-sale securities is computed using the carrying value of securities while the yield for available for sale securities has been computed using the average amortized cost. Average balances are derived from average month-end balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses. Interest income has been adjusted to tax-equivalent basis.

	2018			2017
(Dollars In thousands)		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets
Loans	$382,164	18,885	4.94%	$356,224	16,827	4.72%
Taxable securities - AFS	45,250	765	1.69	39,586	481	1.22
Tax-exempt securities - AFS	35,424	1,493	4.21	178	11	6.18
Federal funds sold	12,958	197	1.59	13,109	151	1.15
FHLB stock and other	4,179	249	5.91	4,165	209	5.02
Total interest-earning assets	479,975	21,589	4.50	413,262	17,679	4.28

Noninterest-earning assets
Cash and due from banks	2,000			6,880
Premises and equipment (net)	11,838			11,849
Other nonearning assets	20,274			18,688
Less: allowance for loan losses	(2,085)			(2,282)
Total noninterest-earning assets	32,027			35,135
Total assets	512,002			448,397

Liabilities & stockholders’ equity
Interest-bearing liabilities
Demand deposits	$183,754	1,433	0.78%	$154,661	495	0.32%
Savings deposits	88,900	54	0.06	81,874	38	0.05
Time deposits	77,558	1,104	1.42	62,744	686	1.09
FHLB advances	14,393	299	2.08	9,911	364	3.67
Federal funds purchased	162	9	5.56	4,296	37	0.86
Trust preferred debentures	4,124	143	3.47	4,124	104	2.52
Repurchase agreements	12,874	136	1.06	13,578	40	0.29
Total interest-bearing liabilities	381,756	3,178	0.83	331,218	1,764	0.53

Noninterest-bearing liabilities
Demand deposits	80,243			70,272
Other liabilities	3,102			2,446
Total noninterest-bearing liabilities	83,345			72,718
Total liabilities	-
Total stockholders’ equity	46,904			44,461
Total liabilities & stockholders’ equity	$512,002			$448,397
Net interest income		$18,411			$15,915
Net interest spread			3.67%			3.75%

Net yield on interest-earning assets			3.84%			3.85%

•   For purposes of this schedule, nonaccrual loans are included in loans.

•   Fees collected on loans are included in interest on loans.

Rate/Volume Analysis

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected interest income and expense during 2018. For purposes of this table, changes in interest due to volume and rate were determined using the following methods:

•     Volume variance results when the change in volume is multiplied by the previous year’s rate.

•     Rate variance results when the change in rate is multiplied by the previous year’s volume.

•     Rate/volume variance results when the change in volume is multiplied by the change in rate.

NOTE: The rate/volume variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each. Non accrual loans are ignored for purposes of the calculations due to the nominal amount of the loans.

	2018 Compared to 2017 Increase/(Decrease)
(In thousands)		Change	Change
	Total	Due To	Due To
	Change	Volume	Rate
Interest and dividend income
Loans	$2,058	1,260	798
Taxable securities available for sale	285	76	209
Tax-exempt securities available for sale	1,482	1,487	(5)
Federal funds sold	46	(9)	55
FHLB stock and other	38	1	37
Total interest and dividend income	3,909	2,875	1,094

Interest expense
Demand deposits	939	94	840
Savings deposits	16	3	13
Time deposits	418	215	203
FHLB advances	(355)	(479)	124
Federal funds purchased	262	164	98
Trust Preferred debentures	39	—	39
Repurchase agreements	96	(2)	98
Total interest expense	1,415	(5)	1,420

Net interest income	$2,494	2,820	(326)

II	Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2019, 2018 and 2017.

		December 31,
	2019	2018	2017
	(In thousands)
Available for sale (at fair value)
U. S. government agencies	$39,528	$44,750	$44,959
State and municipal obligations	144,725	79,241	—
Subordinated notes	4,532	—	—

Total securities available for sale	$188,785	$123,991	$44,959

B	Contractual maturities of securities at year-end 2019 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
	(dollars in thousands)
Available for Sale

US government agencies
Under 1 Year	6,000	5,995	1.99%
1 – 5 Years	34,000	33,533	2.40%
5-10 Years	—	—	—
Over 10 Years	—	—	—

State and municipal obligations
Under 1 Year	—	—	—
1 – 5 Years	—	—	—
5-10 Years	—	—	—
Over 10 Years	135,897	144,725	4.03%

Subordinated Debt
Under 1 Year	—	—	—
1 – 5 Years	4,500	4,532	4.78%
5-10 Years	—	—	—
Over 10 Years	—	—	—

Total securities available for sale	$180,397	$188,785	3.67%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2019.

III	Loan Portfolio

A	Types of Loans

The amounts of gross loans outstanding at December 31, 2019, 2018, 2017, 2016, and 2015 are shown in the following table according to types of loans:

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Commercial loans	$99,995	$93,690	$81,327	$74,514	$67,247
Commercial real estate loans	254,651	223,462	198,936	191,686	163,459
Residential real estate loans	77,205	78,767	75,853	76,154	81,498
Installment loans	9,697	13,765	12,473	14,367	17,459

Total loans	$441,548	$409,684	$368,589	$356,721	$329,663

Construction loans were not significant at any date indicated above.

B	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2019 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total
	(In thousands)
Commercial loans	$7,291	$55,158	$37,546	$99,995
Commercial real estate loans	8,875	22,141	223,635	254,651

Total	$16,166	$77,299	$261,181	$354,646

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2019 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year
	(In thousands)
Commercial loans	$51,337	$41,367	$92,704
Commercial real estate loans	17,853	227,923	245,776

Total	$69,190	$269,290	$338,480

Variable rate loans are those loans with floating or adjustable interest rates.

C	Risk Elements

1.     Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, impaired loans and newly classified troubled debt restructurings at December 31, 2019, 2018, 2017, 2016 and 2015:

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Nonaccrual basis	$1,452	$1,245	$1,395	$1,361	$1,044
Accruing loans 90 days or greater past due	226	155	—	236	132
Total impaired loans	1,036	960	1,008	4,652	1,410
Impaired loan with related allowance for unconfirmed losses	—	400	410	693	822
Impaired loan without related allowance for unconfirmed losses	1,036	560	598	3,959	588
Troubled debt restructings	83	—	228	133	102

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $68,000 for the year ended December 31, 2018. Interest income that was recorded for the year on nonaccrual loans, totaled $59,000 for the year ended December 31, 2018.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

2.     Potential Problem Loans

The Company had no potential problem loans as of December 31, 2019 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	2019	2018	2017	2016	2015
	(In thousands)
Loans
Gross loans outstanding	$441,548	$409,684	$368,589	$356,721	$329,663
Average loans outstanding	$420,487	$382,164	$356,224	$343,243	$318,337

Allowance for Loan Losses
Balance at beginning of year	$2,043	$2,122	$2,341	$2,437	$2,400
Loan charge-offs:
Commercial	18	—	49	2	117
Commercial real estate	431	—	81	108	152
Residential real estate	141	208	78	143	42
Installment	180	241	230	417	400
Total loan charge-offs	770	449	438	670	711

Loan recoveries
Commercial	1	3	52	78	27
Commercial real estate	—	2	2	102	15
Residential real estate	14	4	20	22	42
Installment	35	64	45	71	111
Total loan recoveries	50	73	119	273	195

Net loan charge-offs	720	376	319	397	516

Provision for loan losses	908	297	100	301	553

Balance at end of year	$2,231	$2,043	$2,122	$2,341	$2,437

Ratio of net charge-offs to average loans outstanding for the year	0.17%	0.10%	0.09%	0.12%	0.16%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2019, 2018, 2017, 2016 and 2015. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2019		2018		2017		2016		2015
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$568	22.65%	$389	22.87%	$537	22.06%	$495	20.89%	$184	20.40%
Commercial real estate	792	57.67%	672	54.54%	843	53.97%	804	53.73%	597	49.58%
Residential real estate	572	17.49%	519	19.23%	436	20.58%	591	21.35%	170	24.72%
Installment	299	2.19%	463	3.36%	218	3.39%	107	4.03%	113	5.30%
General	—	N/A	—	N/A	88	N/A	344	N/A	1,373	N/A

Total	$2,231	100.00%	$2,043	100.00%	$2,122	100.00%	$2,431	100.00%	$2,437	100.00%

V           Deposits

A       Schedule of Average Deposit Amounts and Rates

Refer to Section I of this “Statistical Disclosures by Bank Holding Companies” section and to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” on page 19 of our 2019 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

B     Maturity analysis of time deposits greater than $250,000.

At December 31, 2019, the time to remaining maturity for time deposits in excess of $250,000 was:

2019
(In thousands)
Three months or less	$2,011
Over three through six months	2,174
Over six through twelve months	4,506
Over twelve months	5,296

Total	$13,987

VI       Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2019	2018	2017
Dividend Payout Ratio	45.80%	63.41%	63.89%
Equity to Assets	8.74%	8.53%	9.56%
Return on Average Assets	1.07%	0.84%	0.79%
Return on Average Equity	12.52%	8.03%	8.03%

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2019	2018	2017
	(Dollars in thousands)
Balance at December 31,	$6,915	$8,068	$10,022
Weighted average interest rate at December 31	0.01%	1.06%	0.28%
Average daily balance during the year	$9,699	$12,874	$13,578
Average interest rate during the year	0.01%	1.13%	0.28%
Maximum month-end balance during the year	$13,441	$16,161	$17,033

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

Supplemental Item - Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following information on the executive officers of the Company is included as an additional item in Part I:

		Executive Officers Positions held with Company;
Name	Age	Business Experience
Scott Everson	52	President and Chief Executive Officer

Matthew F. Branstetter	52	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	56	Senior Vice President, Chief Financial Officer & Treasurer

Lisa A. Basinger	59	Corporate Secretary

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

Refer to Page 9, “Shareholder Information” of the 2019 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 31, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2019 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference. Additional disclosure regarding dividend restrictions is also included under Part I, Item 1 of this 10-K in the section captioned “Supervision and Regulation.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2019 to 10/31/2019	4,292	(1)	$11.93	-	-
Month #2 11/1/2019 to 11/30/2019	-		-	-	-
Month #3 12/1/2019 to 12/31/2019	-		-	-	-
Total	4,292	(1)	$11.93	-	-

(1)	All of these shares were purchased by the Company on the open market to fund acquisitions under the Company’s Directors and Officers Deferred Compensation Plan..

Unregistered Sales of Equity Securities and Use of Proceeds

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. During the quarter ended December 31, 2019, the Plan purchased 4,792 shares at an average cost of $11.93, which were allocated to participant accounts. All purchases under the Plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof.

Item 6	Selected Consolidated Financial Data

Not Applicable

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 10-22, “Management’s Discussion and Analysis” of the 2019 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference.

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

Smaller Reporting Companies are not required to provide this disclosure.

Item 8	Financial Statements and Supplementary Data

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2019 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

Item 9	Changes In and Disagreements with Accountants

Not applicable.

Item 9A	Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company's principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2019, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31,2019. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Supplemental Item – Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board” and “Delinquent Section 16(a) Reports”. Information concerning the designation of the Audit Committee and the Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders under the caption “Corporate Governance and Committees of the Board – Audit Committee”, and is incorporated herein by reference.

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

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information December 31, 2019
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	237,500	$11.15	447,500
Equity compensation plans not approved by security holders
Total	237,500	$11.15	447,500

Item 13	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions.”

Item 14	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

PART IV

Item 15	Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 85 of the United Bancorp, Inc. 2019 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2019 and 2018

Consolidated Statements of Income

Years Ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4	Description of Registrant’s Common Stock

4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (11)

10.1	Randall M. Greenwood Change in Control agreement (3)

10.2	Scott A. Everson Change in Control Agreement (3)

10.3	Matthew F. Branstetter Change in Control Agreement (3)

10.4	United Bancorp, Inc. Stock Option Plan (4)

10.5	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Glessner, Hoopingarner, Jones, McGehee, and Riesbeck. (5)

10.6	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering, Scott A. Everson, Matthew Branstetter and Randall M. Greenwood. (3)

10.7	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan. (9)

10.8	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.9	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.10	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.11	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

10.12	United Bancorp, Inc. 2018 Stock Incentive Plan (10)

10.13	Form of Subordinated Note Purchase Agreement, dated May 14, 2019, by and among United Bancorp, Inc. and the Purchasers (12)

13	2019 Annual Report

21	Subsidiaries of the Registrant (5)

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 11, 1996.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

(9)	Incorporated by reference to Exhibit 10.10 to the registant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014

(10)	Incorporated by reference to Exhibit 10.1 to the registant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018

(11)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/Scott A. Everson	March 20, 2020
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Scott A. Everson	March 20, 2020
Scott A. Everson, President & Chief Executive Officer

By:	/s/Randall M. Greenwood	March 20, 2020
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/Gary W. Glessner	March 20, 2020
Gary W. Glessner, Director

By:	/s/John M. Hoopingarner	March 20, 2020
John M. Hoopingarner, Director

By:	/s/Carl A. Novak	March 20, 2020
Carl A. Novak, Director

By:	/s/Richard L. Riesbeck	March 20, 2020
Richard L. Riesbeck, Director