Form 10-Q
period 2020-03-31
UNITED BANCORP INC /OH/
filed 2020-05-15
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number:	0-16540

UNITED BANCORP, INC.

 (Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 15, 2020, 5,729,113 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and due from banks	$12,904	$5,697
Interest-bearing demand deposits	15,138	9,288
Cash and cash equivalents	28,042	14,985
Available-for-sale securities	197,401	188,785
Loans, net of allowance for loan losses of $2,708 and $2,231 at March 31, 2020 and December 31, 2019, respectively	445,629	439,317
Premises and equipment	13,150	12,402
Federal Home Loan Bank stock	4,452	4,012
Foreclosed assets held for sale, net	818	819
Core deposit and other intangible assets	1,505	1,542
Accrued interest receivable	2,563	2,697
Bank-owned life insurance	17,331	17,196
Other assets	4,390	3,951
Total assets	$715,281	$685,706
Liabilities	and Stockholders’ Equity
Liabilities
Deposits
Demand	$345,448	$334,380
Savings	111,066	108,217
Time	99,004	105,472
Total deposits	555,518	548,069
Securities sold under repurchase agreements	14,587	6,915
Federal Home Loan Bank advances	51,000	39,800
Subordinated debentures	23,558	23,543
Deferred federal income tax	––	1,736
Interest payable and other liabilities	7,670	5,721
Total liabilities	652,333	625,784
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	---	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,969,351 shares at March 31, 2020, and 5,959,351 shares at December 31, 2019; outstanding – 5,729,113 and 5,516,203 shares at March 31, 2020 and December 31, 2019, respectively	5,969	5,959
Additional paid-in capital	22,797	22,871
Retained earnings	28,644	27,905
Stock held by deferred compensation plan; 160,645 and 176,134 shares at March 31, 2020 and December 31, 2019	(1,522)	(1,659)
Unearned ESOP compensation	(149)	(228)
Accumulated other comprehensive income	8,197	5,536
Treasury stock, at cost 79,593 and 42,400 shares at March 31, 2020 and December 31, 2019, respectively	(988)	(462)
Total stockholders’ equity	62,948	59,922
Total liabilities and stockholders’ equity	$715,281	$685,706

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2020 and 2019

(In thousands, except per share data)

(Unaudited)

	2020	2019
Interest and Dividend Income
Loans, including fees	$5,842	$5,235
Securities
Taxable	223	205
Non-taxable	1,197	724
Federal funds sold	29	85
Dividends on Federal Home Loan Bank and other stock	28	66
Total interest and dividend income	7,319	6,315
Interest Expense
Deposits	1,121	1,126
Borrowings	564	81
Total interest expense	1,685	1,207
Net Interest Income	5,634	5,108
Provision for Loan Losses	563	90
Net Interest Income After Provision for Loan Losses	5,071	5,018
Noninterest Income
Service charges on deposit accounts	659	713
Realized gains on sales of securities	69	---
Realized gains on sales of loans	6	4
Earnings on bank-owned life insurance	195	130
Other income	115	98
Total noninterest income	1,044	945
Noninterest Expense
Salaries and employee benefits	2,346	2,183
Occupancy and equipment	606	550
Professional services	277	303
FDIC insurance	44	52
Insurance	118	111
Franchise and other taxes	122	105
Advertising	75	137
Stationery and office supplies	26	42
OREO and repossession losses	---	5
Amortization of intangibles	37	37
Other expenses	759	637
Total noninterest expense	4,410	4,162
Income Before Federal Income Taxes	1,705	1,801
Provision for Federal Income Taxes	126	187
Net Income	$1,579	$1,614
Basic Earnings Per Share	$0.28	$0.28
Diluted Earnings Per Share	$0.28	$0.28
Dividends Per Share	$0.1425	$0.13

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2020 and 2019

(In thousands, except per share data)

(Unaudited)

	2020	2019

Net Income	$1,579	$1,614
Other comprehensive income (loss), net of tax
Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of taxes $14	(55)	---
Unrealized holding gains on available-for-sale securities during the period, net of taxes of $707 and $656 for each respective period	2,716	2,470

Comprehensive Income	$4,240	$4,084

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

(In thousands except per share data)

(Unaudited)

			Treasury	Shares			Accumulated
		Additional	Stock and	Acquired			Other
	Common	Paid-in	Deferred	By		Retained	Comprehensive
	Stock	Capital	Compensation	ESOP		Earnings	Loss	Total
Balance January 1, 2019	5,927	22,556	(1,747)	(404)		24,321	(10)	50,643
Net income	––	––	––	––		1,614	––	1,614
Other comprehensive income	––	––	––	––		––	2,470	2,470
Cash dividends - $0.1325 per share	––	––	––	––		(782)	––	(782)
Shares sold for deferred compensation plan	––	231	(231)	––		––	––	––
Repurchase of common stock	––	---	(267)	––		––	––	(267)
Expense related to share-based compensation plans	––	39	––	––		––	––	39
Amortization of ESOP	––	---	––	69		––	––	69
Balance, March 31, 2019	$5,927	$22,826	$(2,245)	$(335	)_	$25,153	$2,460	$53,786
Balance January 1, 2020	5,959	22,871	(2,121)	(228)		27,905	5,536	59,922
Net income	––	––	––	––		1,579	––	1,579
Other comprehensive income	––	––	––	––		––	2,661	2,661
Cash dividends - $0.1425 per share	––	––	––	––		(840)	––	(840)
Restricted stock activity	10	(10)	––	––		---	––	---
Shares purchased for deferred compensation plan	––	(137)	137	––		––	––	––
Repurchase of common stock	––	---	(526)	––		––	––	(526)
Expense related to share-based compensation plans	––	73	––	––		––	––	73
Amortization of ESOP	––	---	––	79		––	––	79
Balance, March 31, 2020	$5,969	$22,797	$(2,510)	$(149	)_	$28,644	$8,197	$62,948

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	2020	2019
Operating Activities
Net income	$1,579	$1,614
Items not requiring (providing) cash
Depreciation and amortization	289	250
Amortization of intangible asset	37	37
Premium amortization on securities	326	66
Provision for loan losses	563	90
Gain on sale of loans	(6)	(4)
Expense related to share based compensation programs	74	40
Increase in value of bank-owned life insurance	(135)	167
Gain on sale of available-for-sale securities	(69)	---
Originations of loans held for sale	(226)	(215)
Proceeds from sale of loans held for sale	232	219
Expense related to share-based compensation plans and ESOP	78	69
Amortization of debt instrument costs	15	—
Net change in accrued interest receivable and other assets	(313)	(807)
Net change in accrued expenses and other liabilities	(493)	(683)

Net cash provided by operating activities	1,951	843

Investing Activities
Purchase of available-for-sale
securities	(19,647)	(9,833)
Proceeds from maturity of available-for-sale securities	6,073	3,000
Proceeds from sales of available-for-sale securities	8,070	---
Net change in loans	(6,868)	(4,258)
(Purchase) redemption of FHLB Stock	(440)	231
Purchases of premises and equipment	(1,037)	(330)

Net cash used in investing activities	(13,849)	(11,190)

Financing Activities
Net change in deposits		$7,449	$13,488
Net change in securities sold under repurchase agreements		7,672	5,373
Net change in Federal Home Loan Bank advances		11,200	(26)
Repurchase of common stock		(526)	(267)
Cash dividends paid		(840)	(782)

Net cash provided by financing activities		24,955	17,786

Increase in Cash and Cash Equivalents		13,057	7,439

Cash and Cash Equivalents, Beginning of Period		14,985	25,253

Cash and Cash Equivalents, End of Period		$28,042	$32,692

Supplemental Cash Flows Information
Interest paid on deposits and borrowings		$1,706	$1,218
Purchases of available-for-sale securities not settled	$	---	$5,465

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2020, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2019 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2019 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended March 31, 2020
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,579
Less allocated earnings on non-vested restricted stock	(32)
Less allocated dividends on non-vested restricted stock	(35)
Net income allocated to common stockholders	1,512
		5,463,739
Basic and diluted earnings per share			$0.28

	Three Months Ended March 31, 2019
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,614
Less allocated earnings on non-vested restricted stock	(27)
Less allocated dividends on non-vested restricted stock	(23)
Net income allocated to common stockholders	1,564
		5,515,418
Basic and diluted earnings per share			$0.28

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2016.

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

On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to run projections and review segmentation to ensure it is fully compliant with the amendments at adoption date. Additional work will be needed once additional guidance or clarification in the standard is given during the delay. For additional information on the allowance for loan losses, see Note 3.

Reclassifications

Certain reclassifications have been made to the March 31, 2019 condensed consolidated income statement to conform to the March 31, 2020 condensed consolidated income statement presentation. These reclassifications had no effect on net income.

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2020:
U.S. government agencies	$32,000	$203	$	---	$32,203

Subordinated notes	4,500	45		(15)	4,530
State and municipal obligations	149,144	$11,610		(86)	160,668
Total debt securities	$185,644	$11,858		$(101)	$197,401

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2019:
U.S. government agencies	$40,000	$––	$(472)	$39,528

Subordinated notes	4,500	36	(4)	4,532
State and municipal obligations	135,897	$8,993	(165)	144,725
Total debt securities	$180,397	$9,029	$(641)	$188,785

The amortized cost and fair value of available-for-sale securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost		Fair Value
	(In thousands)
Under 1 year	$	---	$	---
One to five years		---		---
Five to ten years		36,500		36,733
Over ten years		149,144		160,668

Totals		$185,644		$197,401

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $44.8 million and $46.8 million at March 31, 2020 and December 31, 2019, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2020 was $8.0 million, which represented approximately 4% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2019 was $50.3 million, which represented approximately 27% of the Company’s available-for-sale.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020:

	March 31, 2020
	Less than 12 Months				12 Months or More				Total
Description of Securities	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value		Unrealized Losses
(In thousands)
U.S. Government agencies	$	---	$	---	$	---	$	---	$	---	$	---
State and municipal obligations		7,049		(86)		---		---		7,049		(86)
Corporate securities		985		(15)		---		---		985		(15)
Total temporarily impaired securities		$8,034		$(101)	$	---	$	---		$8,034		$(101)

	December 31, 2019
	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
(In thousands)
US government agencies	$39,528	$(472)	$	---	$	---	$39,528	$(472)
Subordinated notes	996	$(4)	$	---	$	---	$996	$(4)
State and municipal obligations	$9,831	$(165)		$––		$––	$9,831	$(165)
Total temporarily impaired securities	$50,355	$(641)	$	---	$	---	$50,355	$(641)

The unrealized losses on the Company’s investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the quarter ended March 31, 2020 the Company sold $8.0 million of US Government Agency bonds for a total gain of approximately $69,000. There were no sales of investment securities for the three months ended March 31, 2019.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2020	2019
	(In thousands)
Commercial loans	$106,476	$99,995
Commercial real estate	252,351	254,651
Residential real estate	80,151	77,205
Installment loans	9,359	9,697

Total gross loans	448,337	441,548

Less allowance for loan losses	(2,708)	(2,231)

Total loans	$445,629	$439,317

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2020

	Commercial	Commercial Real Estate		Residential		Installment		Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period	$568		$792		$572		$299	$2,231
Provision charged to expense	529		19		1		14	563
Losses charged off	(42)		(30)		(6)		(31)	(109)
Recoveries	---		---		---		23	23
Balance, end of period	$1,055		$781		$567		$305	$2,708
Ending balance: individually evaluated for impairment	$16	$	---	$	---	$	---	$16
Ending balance: collectively evaluated for impairment	$1,039		$781		$567		$305	$2,692

Loans:
Ending balance: individually evaluated for impairment	$138		$758		$505	$	---	$1,401
Ending balance: collectively evaluated for impairment	$106,338		$251,593		$79,646		$9,359	$446,936

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2019

	Commercial		Commercial Real Estate	Residential		Installment	Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period		$389	$672		$519	$463	$2,043
Provision charged to expense		21	(50)		207	(88)	90
Losses charged off		(18)	---		---	(41)	(59)
Recoveries		1	---		1	7	9
Balance, end of period		$393	$622		$727	$341	$2,083
Ending balance: individually evaluated for impairment	$	---	$77	$	---	$68	$145
Ending balance: collectively evaluated for impairment		$393	$545		$727	$273	$1,938

Loans:
Ending balance: individually evaluated for impairment		$88	$778	$	---	$435	$1,301
Ending balance: collectively evaluated for impairment		$94,308	$230,738		$76,883	$10,666	$412,595

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2019

	Commercial		Commercial Real Estate		Residential	Installment		Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$	---	$	---	$––		$––	$	---
Ending balance: collectively evaluated for impairment		$568		$792	$572		$299		$2,231

Loans:
Ending balance: individually evaluated for impairment		$71		$371	$594	$	---		$1,036
Ending balance: collectively evaluated for impairment		$99,924		$254,280	$76,611		$9,697		$440,512

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	March 31, 2020
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$106,332	$247,536	$79,559	$9,359	$442,786
Special Mention	---	3,750	---	---	3,750
Substandard	144	1,065	592	---	1,801
Doubtful	---	---	---	---	---

	$106,476	$252,351	$80,151	$9,359	$448,337

	December 31, 2019
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$99,924	$249,563	$76,611	$9,697	$435,795
Special Mention	––	4,016	––	––	4,016
Substandard	71	1,072	594	---	1,737
Doubtful	––	––	––	––	––

	$99,995	$254,651	$77,205	$9,697	$441,548

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

Loan Portfolio Aging Analysis

As of March 31, 2020

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing		Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$118	$25	$	---	$78	$221	$106,255	$106,476
Commercial real estate	33	86		---	758	877	251,474	252,351
Residential	338	147		---	1,006	1,491	78,660	80,151
Installment	18	---		---	8	26	9,333	9,359
Total	$507	$258	$	---	$1,850	$2,615	$445,722	$448,337

Loan Portfolio Aging Analysis

As of December 31, 2019

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$129	$132	$––	$30	$291	$99,704	$99,995
Commercial real estate	––	214	197	348	759	253,892	254,651
Residential	448	---	29	1,074	1,551	75,654	77,205
Installment	58	1	––	---	59	9,638	9,697
Total	$635	$347	$226	$1,452	$2,660	$438,888	$441,548

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of March 31, 2020				Three Months Ended March 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$94	$94	$	---	$101		$7
Commercial real estate	758	758		---	761		---
Residential	505	512		---	590		2
	1,357	1,364		---	1,452		9
Loans with a specific valuation allowance:
Commercial	44	44		16	42		1
Commercial real estate	---	---		---	---		---
Residential	---	---		---	---		---
	44	44		16	42		1
Total:
Commercial	$138	$138		$16	$143		$8
Commercial real estate	$758	$758	$	---	$761	$	---
Residential	$505	$512	$	---	$590		$2

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of December 31, 2019			Three Months Ended March 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$71	$71	$—	$89	$—
Commercial real estate	371	371	—	376	1
Residential	594	594	—	250	4
	1,036	1,036	—	715	5
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	408	—
Residential	—	—	—	191	—
	—	—	—	599	—
Total:
Commercial	$71	$71	$—	$89	$—
Commercial real estate	$371	$371	$—	$784	$1
Residential	$594	$594	$—	$441	$4

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

Three Months ended March 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	2	$83	$83
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2020
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$—	$83	$—	$83
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Three Months ended March 31, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2019
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2020 and 2019 and for three month periods then ended, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2020	2019
	(In thousands)
Service cost	$98	$75
Interest cost	59	55
Expected return on assets	(117)	(102)
Amortization of prior service cost and net loss	13	1

Pension expense	$53	$29

All components of pension expense are reflected within the salaries and employee benefits line of the income statement.

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Commercial loans unused lines of credit	$48,485	$40,538
Commitment to originate loans	46,846	38,722
Consumer open end lines of credit	38,295	38,575
Standby lines of credit	46	46

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Net unrealized gain (loss) on securities available-for-sale	$11,757	$8,389
Net unrealized loss for unfunded status of defined benefit plan liability	(1,381)	(1,381)

	10,376	7,008
Less: Tax effect	2,179	1,472

Net-of-tax amount	$8,197	$5,536

Note 7:	Fair Value Measurements

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2020
U.S. government agencies	$32,203	$—	$32,203	$—
Subordinated Notes	$4,530	—	$4,530	—
State and municipal obligations	$160,668	—	$160,668	—

December 31, 2019
U.S. government agencies	$39,528	$—	$39,528	$—
Subordinated Notes	$4,532	—	$4,532	—
State and municipal obligations	$144,725	$—	$144,725	$—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019.

Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
March 31, 2020
Collateral dependent impaired loans	$28	$—	$—	$28
Foreclosed assets held for sale	—	—	—	—

December 31, 2019
Collateral dependent impaired loans	$—	$—	$—	$—
Foreclosed assets held for sale	—	—	—	—

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/20	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans	$28	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	—	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value at 12/31/19	Valuation Technique	Unobservable Inputs	Range
(In thousands)
Collateral-dependent impaired loans	$—	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	—	Market comparable properties	Marketability discount	10% – 35%

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2020:

Financial assets
Cash and cash equivalents	$28,042	$28,042	$—	$—
Loans, net of allowance	445,629	—	—	444,229
Federal Home Loan Bank stock	4,452	—	4,452	—
Accrued interest receivable	2,563	—	2,563	—

Financial liabilities
Deposits	555,518	—	554,096	—
Short term borrowings	14,587	—	14,587	—
Federal Home Loan Bank Advances	51,000	—	51,033	—
Subordinated debentures	23,558	—	25,513	—
Interest payable	704	—	704	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2019:

Financial assets
Cash and cash equivalents	$14,985	$14,985	$—	$—
Loans, net of allowance	439,317	—	—	437,688
Federal Home Loan Bank stock	4,012	—	4,012	—
Accrued interest receivable	2,697	—	2,697	—

Financial liabilities
Deposits	548,069	—	548,130	—
Short term borrowings	6,915	—	6,915	—
Federal Home Loan Bank Advances	39,800	—	39,800	—
Subordinated debentures	23,543	—	22,857	—
Interest payable	213	—	213	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2020 and December 31, 2019.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

March 31, 2020	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$14,587	––	––	––	$14,587
Total	$14,587	$––	$––	$––	$14,587

(In thousands)

December 31, 2019	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

Repurchase Agreements
U.S. government agencies	$6,915	$––	$––	$––	$6,915
Total	$6,915	$––	$––	$––	$6,915

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $17.4 million at March 31, 2020 and $9.4 million at December 31, 2019. Declines in the fair value would require the Company to pledge additional securities.

Note 9:	Core Deposits and Other Intangible Assets

The following table shows the changes in the carrying amount of goodwill for March 31, 2020 and December 31, 2019 (in thousands):

	March 31 , 2020	December 31, 2019
Balance beginning of year	$682	$682
Additions from acquisition	––	––
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at March 31, 2020 and December 31, 2019 were as follows (in thousands):

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2020			Year Ended December 31, 2019
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$1,041	219	822	1,041	181	860

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of March 31, 2020 is as follows (in thousands):

2020	$136
2021	181
2022	181
2023	181
2024	136

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.   At the conclusion of the assessment, the Company determined that as of March 31, 2020 it was more likely than not that the fair value exceeded its carrying values.  The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2020, as compared to December 31, 2019, and the results of operations for the three months ended March 31, 2020, compared to the same period in 2019. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. reported diluted earnings per share of $0.28 and net income of $1,579,000 for the three months ended March 31, 2020, as compared to $0.28 and $1,614,000, respectively, for the corresponding three-month period in 2019. Even though the Company achieved the same level of earnings on a year-over-year basis, first quarter earnings were negatively impacted by a higher provision for loan losses in recognition of the unprecedented economic environment in which it is presently operating due to the global COVID-19 pandemic.

The Company achieved diluted earnings per share of $0.28 in the first quarter of 2020 ---which was the same level as the previous year--- even though the Company booked an additional $473,000 of loan loss provision to give proper recognition to the risks posed to the Company by the COVID-19 pandemic. Significantly contributing to the Company’s achievement of a sound level of earnings this past quarter was the solid growth that the Company experienced in its earning assets on a year-over-year basis. Year-over-year, gross loans increased by $34.4 million, or 8.3%, and securities and other restricted stock increased by $57.5 million or 39.8%. This strong growth in earning assets, along with robust loan fee generation during the first quarter of this year, led to an increase in total interest income of $1.0 million, or 15.9%, over the previous year. As formerly disclosed, United Bancorp started to position its balance sheet to be more liability sensitive over the course of the past year in response to the FOMC’s sudden change in the direction of monetary policy, which helped to control overall interest expense levels. Even with this change, interest expense did increase by $478,000 over last year’s level. But, with our focus on both growing assets and aggressively managing our sensitivity, our Company saw a year-over-year increase in its net interest income of $525,000 or 10.3%. As of March 31, 2020, our Company’s net interest margin was 3.76%, which compares very favorably to our peer and is relatively stable compared to the previous year.

Even though the present pandemic situation has the potential to change our qualitative metrics relating to credit, United Bancorp has successfully maintained overall strength and stability within our loan portfolio as of March 31, 2020. Year-over-year, the Company continues to have very solid credit quality-related metrics supported by a relatively low level of nonaccrual loans and loans past due 30 plus days, which were $2.6 million, or 0.58 percent of total loans at quarter end versus $3.5 million and .85%, respectively, the previous year. Further, net loans charged off, excluding overdrafts, was $63,000, or .06% annualized. With the additional provision for loan losses this past quarter, the Company’s total allowance for loan losses increased ten basis points on a year-over-year basis to a level of 0.60% and our total allowance for loan losses to nonperforming loans was 146.4%, which was up over the previous year by 14.2%. The Company is committed under the present situation with which it is confronted to closely work with its valued loan customers to keep their loans current by adopting payment relief practices fully supported by both regulatory and accounting guidance, which has evolved over the course of recent weeks. The Company is hopeful that these positive actions will allow its customers to weather this present storm and the Company to maintain overall sound credit quality. Obviously, time will ultimately bear this out. United Bancorp, Inc. continues to have very sound levels of capital.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As previously announced in the second quarter of last year, the Company enhanced its capital levels by issuing $20.0 million in subordinated debt at very favorable terms. Even though this capital is only measured at the bank-level, it has provided some very welcome cushion during these very challenging times. Overall, the Company saw shareholders’ equity grow by $9.1 million, or 17.0%, year-over-year, and its book value increase (on a percentage basis) by the same amount to a level of $10.75.

The COVID-19 pandemic has had a tremendous and negative impact on all of us. Our valued employees and customers have adapted to the modified operating structure that we adopted during the latter half of the first quarter. The Company’s number one priority at this time is to protect the health and welfare of our team members and customer base while delivering the highest quality of service possible under the circumstances. UBCP is blessed to have both systems and personnel capable of enacting quick change in its delivery, which has led to results that are similar to those when we are fully functional as a community bank. Being observant of both the stay-at-home orders and best practices guidance being provided by governmental authorities, many of the Company’s team members are currently working from home. In addition, delivery of its services is primarily being conducted at our drive-ups or through electronic/ digital channels. Despite all of the challenges with which it is presently confronted, the Company produced very solid earnings results in the first quarter of 2020… even with the additional loan loss provision expense of $473,000, which was over six times the level that was allocated the previous year. Prior to the stay-at-home order and pandemic spread, the Company’s loan production team had an excellent quarter of loan generation as evidenced by the $322,000 increase in loan fees quarter-over-quarter. United Bancorp, Inc. has always had a long-term view, predicated on sound underwriting practices, superior customer service and prudent liquidity and capital management, which has served us well through various operating environments. The Company is confident that this operating philosophy will, once again, prove to be sound as it supports its customers and work through this present crisis; therefore, protecting shareholder value.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At March 31, 2020, gross loans were $448.3 million, compared to $441.5 million at December 31, 2019, an increase of $6.8 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $4.2 million increase in commercial and commercial real estate loans and a $2.9 million increase in real estate lending and a $337,000 decrease in installment loans since December 31, 2019.

Commercial and commercial real estate loans comprised 80.0% of total loans at March 31, 2020, compared to 80.3% at December 31, 2019. Commercial and commercial real estate loans have increased $4.1 million, or 1.2% since December 31, 2019. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 2.2% of total loans at March 31, 2020 and 2.1% at December 31, 2019. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $337,000, or 3.5%, since December 31, 2019. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 17.8% of total loans at March 31, 2020 and 17.6% at December 31, 2019, representing an increase of $2.9 million, or 3.8% since December 31, 2019. At March 31, 2020, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.7 million at March 31, 2020, which represented 0.60% of total loans, and $2.2 million at December 31, 2019, or 0.51% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan charge-offs (exclusive of overdrafts) for the three months ended March 31, 2020 were approximately $63,000. Net loans charged off increased approximately $45,000 for the three months ended March 31, 2020 as compared to the same period in 2019.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2020 increased approximately $8.6 million from December 31, 2019 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2020, total core deposits (interest and non interest bearing accounts and savings) increased approximately $9.2 million, or 1.7% from December 31, 2019 totals. The Company’s savings accounts increased $2.8 million or 2.6% from December 31, 2019 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $11.1 million while certificates of deposit under $250,000 increased by $4.7 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2019, certificates of deposit greater than $250,000 decreased $1.7 million or 12.2%, from December 31, 2019 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $7.7 million from December 31, 2019 totals.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Income

The reported diluted earnings per share was $0.28 for the quarter ended March 31, 2020 compared to $0.28 for the quarter ended March 31, 2019.

Net Interest Income

Net interest income increased $526,000 or 10.3% for the three months ended March 31, 2020 compared to the same period in 2019. As previously mentioned, the growth of loans and investment securities was the driver for the increase in net interest income.

Provision for Loan Losses

The provision for loan losses was $563,000 for the three months ended March 31, 2020, compared to $90,000 for the same period in 2019. With the overall concerns with the COVID-19 pandemic and the negative impact on the economy, additional provisions is prudent.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Noninterest Income

Noninterest income of the Company was up by $99,000 year-over-year. This increase was mainly driven by the $69,000 gain on sale of available-for-sale securities.

Noninterest Expense

The Company saw its noninterest expense increase by $248,000 or 6.0% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side. We also enhanced its Marketing Function by hiring an executive who truly understands how to help us better build its brand identity. The Company also focused on furthering enhancing our customer experience by developing the Unified Care Center. This care center offers our customer with extended service in the evenings and weekends.

Federal Income Taxes

The provision for federal income taxes was $126,000 for the three months ended March 31, 2020, a decrease of $61,000 compared to the same period in 2019. The effective tax rate was approximately 7.4% and 10.4% for the three months ended March 31, 2020 and 2019, respectively.

COVID-19: Update on Company Action and Ongoing Risks

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

What follows is a general overview of the Company’s response to the COVID-19 pandemic, as well as a brief description of the potential ongoing risks associated therewith, which, given the unprecedented nature of the COVID-19 pandemic, may not be inclusive.

Communities

With the health of our employees and customers being our top concern, as of March 19, 2020, the Bank temporarily suspended branch lobby hours to the public for walk-in transactions. Appointments can be made at branches to complete all needed paperwork and transactions. Drive-thru services remain open as well as all ATM’s to complete needed transactions.

Lending Assistance

With regard to COVID-19-related loan deferral processing, we have had requests for payment deferrals from 161 total customers having 630 total loans with balances totaling approximately $167 million or 35.3% of the loan portfolio on the commercial side plus an additional 56 consumer loan deferral requests. The majority of the requests were for 90-day deferrals and we are hopeful that this will be sufficient to get our customers through this difficult time without additional assistance needed.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employees

The Company continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated. As of April 1st, the Bank is following The Families First Coronavirus Response Act (FFCRA) which requires employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19. These provisions are in effect until December 31, 2020. Qualifying reasons for leave related to COVID-19 include the employee: (1) being subject to a quarantine order, (2) being advised by a healthcare provider to self-quarantine, (3) experiencing COVID-19 systems and is seeking a medical diagnosis, (4) caring for an individual subject to a quarantine order, (5) caring for his or her child who school or place of care is closed or (6) experiencing any other substantially-similar condition specified by the U.S. Department of Health and Human Services. All time off related to the above reasons is being separately documented within our time and attendance system. The Bank will be able to reduce its employer tax for the up to two weeks (80 hours, or a part-time employee’s two-week equivalent).

Financial Exposures

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management does not believe that the Company’s first quarter performance was significantly impacted. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during the latter portion of the first quarter of 2020 and into April. With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year. The extent of the financial impact is unknown at this point related the actions taken by the Company to assist its customers experiencing challenges from the pandemic, such as through the Bank’s payment deferral program.

Our credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we currently expect to be able to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized. However, the Company may need to make additional loan loss provisions as warranted by the COVID-19 situation.

Ongoing COVID-19 Risk

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. As the result, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	demand for our products and services may decline;

•	if high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•	a decrease in net income could result in a decrease in the rate of our quarterly cash dividend;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $62.9 million at March 31, 2020 compared to $59.9 million at December 31, 2019, a $3.0 million increase. Total average stockholders’ equity in relation to total assets was 8.79% at March 31, 2020 and 8.74% at December 31, 2019. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	11.48%
Tier 1 capital ratio	12.27%
Total capital ratio	16.81%
Leverage ratio	8.93%

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

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2019, filed on March 20, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/20 to 1/31/2020	––	––	––	––
Month #2 2/1/2020 to 2/28/2020	3,200	$14.65	––	––
Month #3 3/1/2020 to 3/31/2020	---	---	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. On March 7, 2019 3,200 shares at price of $14.65 were purchased

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX-4.0	Description of Registrant’s Common Stock (3)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2014.

(3)	Incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ United Bancorp, Inc.

Date: May 15, 2020	By:	/s/ Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 15, 2020	By:	/s/ Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer