Form 10-Q
period 2020-06-30
UNITED BANCORP INC /OH/
filed 2020-08-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 2020

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒         Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐         No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 7, 2020, 5,966,351 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and due from banks	$7,785	$5,697
Interest-bearing demand deposits	13,862	9,288
Cash and cash equivalents	21,647	14,985
Available-for-sale securities	191,520	188,785
Loans, net of allowance for loan losses of $4,015 and $2,231 at June 30, 2020 and December 31, 2019, respectively	441,886	439,317
Premises and equipment	13,671	12,402
Federal Home Loan Bank stock	4,432	4,012
Foreclosed assets held for sale, net	719	819
Core deposit and other intangible assets	1,467	1,542
Accrued interest receivable	4,247	2,697
Bank-owned life insurance	17,442	17,196
Other assets	4,297	3,951
Total assets	$701,328	$685,706

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$384,379	$334,380
Savings	116,559	108,217
Time	92,789	105,472
Total deposits	593,727	548,069
Securities sold under repurchase agreements	9,494	6,915
Federal Home Loan Bank advances	---	39,800
Deferred federal income tax	2,233	1,736
Subordinated debentures	23,574	23,543
Interest payable and other liabilities	6,315	5,721
Total liabilities	635,343	625,784

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 5,966,351 shares June 20, 2020 and December 31, 2019 – 5,959,351 shares; outstanding 2020 – 5,723,952; 2019 - 5,740,817	5,966	5,959
Additional paid-in capital	22,845	22,871
Retained earnings	29,479	27,905
Stock held by deferred compensation plan; 2020 –162,806 shares, 2019 – 176,134 shares	(1,567)	(1,659)
Unearned ESOP compensation	(84)	(228)
Accumulated other comprehensive income	10,334	5,536
Treasury stock, at cost 2020 –79,593 shares, 2019 – 42,400 shares	(988)	(462)
Total stockholders’ equity	65,985	59,922
Total liabilities and stockholders’ equity	$701,328	$685,706

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$5,425	$5,399	$11,267	$10,634
Taxable securities	193	197	416	402
Non-taxable securities	1,299	849	2,496	1,573
Federal funds sold	4	146	33	231
Dividends on Federal Home Loan Bank stock and other	28	57	56	123
Total interest and dividend income	6,949	6,648	14,268	12,963
Interest expense
Deposits
Demand	523	594	1,128	1,165
Savings	7	52	23	98
Time	449	579	949	1,088
Borrowings	448	244	1,012	325
Total interest expense	1,427	1,469	3,112	2,676
Net interest income	5,522	5,179	11,156	10,287
Provision for loan losses	1,408	120	1,971	210
Net interest income after provision for loan losses	4,114	5,059	9,185	10,077

Noninterest income
Service charges on deposit accounts	671	694	1,330	1,407
Realized gains on sales of available-for-sale securities	1,181	---	1,250	---
Realized gains on sales of loans	40	9	46	13
Other income	264	244	574	472
Total noninterest income	2,156	947	3,200	1,892

Noninterest expense
Salaries and employee benefits	2,296	2,154	4,642	4,337
Net occupancy and equipment expense	609	567	1,215	1,117
Professional services	371	307	648	610
Insurance	112	111	230	222
Deposit insurance premiums	46	60	90	112
Franchise and other taxes	125	109	247	214
Advertising	143	138	218	275
Stationery and office supplies	26	28	52	70
Amortization of core deposit premium	38	37	75	75
Other expenses	813	661	1,572	1,302
Total noninterest expense	4,579	4,172	8,989	8,334
Income before federal income taxes	1,691	1,834	3,396	3,635

Federal income taxes	16	188	142	375
Net income	$1,675	$1,646	$3,254	$3,260

EARNINGS PER COMMON SHARE
Basic	$0.29	$0.29	$0.57	$0.57
Diluted	$0.29	$0.29	$0.57	$0.57
DIVIDENDS PER COMMON SHARE	$0.1425	$0.135	$0.285	$0.2675

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$1,675	$1,646	$3,254	$3,260

Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of taxes $248 and $263	(933)	---	(987)	---
Unrealized holding gains (losses) on securities during the period, net of tax of $816, $623, $1,538 and $1,280 for each respective period	3,070	2,345	5,785	4,815

Comprehensive income	$3,812	$3,991	$8,052	$8,075

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Three and Six Months Ended June 30, 2020 and 2019
(In thousands except per share data)
(Unaudited)

	Three Months Ended
		Additional	Treasury Stock and	Shares Acquired		Accumulated Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance, April 1, 2019	$5,927	$22,826	$(2,245)	$(335)	$25,153	$2,460	$53,786

Net income	––	––	––	––	1,646	––	1,646
Other comprehensive income	––	––	––	––	––	2,345	2,345
Cash dividends - $0.135 per share	––	––	––	––	(797)	––	(797)
Shares sold for deferred compensation plan	––	(379)	379	––	––	––	––
Repurchase of common stock	––	––	(149)	––	––	––	(149)
Expense related to share-based compensation plans	––	82	––	––	––	––	82
Restricted stock activity	12	(12)	---	––	––	––	---
Amortization of ESOP	––	––	––	67	––	––	67
Balance, June 30, 2019	5,939	22,517	(2,015)	(268)	26,002	4,805	56,980

Balance April 1, 2020	5,969	22,797	(2,510)	(149)	28,644	8,197	62,948
Net income	––	––	––	––	1,675	––	1,675
Other comprehensive income	––	––	––	––	––	2,137	2,137
Cash dividends - $0.1425 per share	––	––	––	––	(840)	––	(840)
Shares purchased for deferred compensation plan	––	45	(45)	––	––	––	––
Restricted stock activity	(3)	3	––	––	––	––	––
Amortization of ESOP	––	––	––	65	––	––	65
Balance, June 30, 2020	$5,966	$22,845	$(2,555)	$(84)	$29,479	$10,334	$65,985

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Three and Six Months Ended June 30, 2020 and 2019
(In thousands except per share data)
(Unaudited)

	Six Months Ended
		Additional	Treasury Stock and	Shares Acquired		Accumulated Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance, January 1, 2019	5,927	22,556	(1,747)	(404)	24,321	(10)	50,643

Net income	––	––	––	––	3,260	––	3,260
Other comprehensive loss	––	––	––	––	––	4,815	4,815
Cash dividends - $0.2675 per share	––	––	––	––	(1,579)	––	(1,579)
Shares purchased for deferred compensation plan	––	(148)	148	––	––	––	––
Repurchase of common stock	––	---	(416)	––	––	––	(416)
Expense related to share-based compensation plans	––	121	––	––	––	––	121
Restricted stock activity	12	(12)	––	––	––	––	---
Amortization of ESOP	––	---	––	136	––	––	136
Balance, June 30, 2019	5,939	22,517	(2,015)	(268)	26,002	4,805	56,980

Balance January 1, 2020	5,959	22,871	(2,121)	(228)	27,905	5,536	59,922
Net income	––	––	––	––	3,254	––	3,254
Other comprehensive income	––	––	––	––	––	4,798	4,798
Cash dividends - $0.285 per share	––	––	––	––	(1,680)	––	(1,680)
Shares sold for deferred compensation plan	––	(92)	92	––	––	––	––
Repurchase of common stock	––	––	(526)	––	––	––	(526)
Expense related to share-based compensation plans	––	73	––	––	––	––	73
Restricted stock activity	7	(7)	––	––	––	––	––
Amortization of ESOP		––	––	144	––	––	144
Balance, June 30, 2020	$5,966	$22,845	$(2,555)	$(84)	$29,479	$10,334	$65,985

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2020	2019
Operating Activities
Net income	$3,254	$3,260
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	218	142
Amortization of intangible asset	75	75
Depreciation and amortization	557	512
Expense related to share based compensation plans	73	121
Expense related to ESOP	143	136
Provision for loan losses	1,971	210
Increase in value of bank-owned life insurance	(246)	93
Gain on sale of loans	(46)	(13)
Proceeds from sale of loans held for sale	2,357	794
Originations of loans held for sale	(2,311)	(781)
(Gain) loss on sale or write down of foreclosed assets	(2)	5
Gain on sale of available-for-sale securities	(1,250)	---
Deferred income taxes	---	(206)
Amortization of debt instrument costs	30
Net change in accrued interest receivable and other assets	(1,942)	(1,604)
Net change in accrued expenses and other liabilities	(185)	1,910

Net cash provided by operating activities	2,696	4,654

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	6,178	6,250
Purchases	(21,351)	(32,174)
Proceeds from sale of available-for-sale securities	19,544	---
Net change in loans	(4,492)	(15,877)
(Purchase) redemption of Federal Home Loan Bank Stock	(420)	230
Purchases of premises and equipment	(1,847)	(836)
Proceeds from sale of foreclosed and fixed assets	123	86

Net cash used in investing activities	(2,265)	(42,321)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2020		2019
Financing Activities
Net change in deposits		$45,658	$20,804
Net change in securities sold under repurchase agreements		2,579	(394)
Net change in FHLB overnight borrowings		(39,800)	---
Proceeds from issuance of subordinated debentures, net of origination fees		---	19,396
Repayments of long-term borrowings		---	(105)
Repurchase of common stock		(526)	(416)
Cash dividends paid on common stock		(1,680)	(1,579)

Net cash provided by financing activities		6,231	37,706

Increase in Cash and Cash Equivalents		6.662	39
Cash and Cash Equivalents, Beginning of Period		14,985	25,253

Cash and Cash Equivalents, End of Period		$21,647	$25,292

Supplemental Cash Flows Information
Interest paid on deposits and borrowings		$1,990	$3,691

Purchases of available-for-sale securities not settled	$	---	$7,187

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$	---	$30

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2020, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2019 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2019 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The Company charges-off residential and consumer loans when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value, less costs to sell, when the loan is 120 days past due; charge-off of unsecured open-end loans when the loan is 120 days past due; and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per share (EPS) were computed as follows:

	Three Months Ended June 30, 2020
	Net Income	Weighted-Average Shares	Per Share Amount
	(In thousands)
Net income	$1,675

Less allocated earnings on non-vested restricted stock	(35)

Less allocated dividends on non-vested restricted stock	(34)

Net income allocated to common stockholders	1,606
		5,466,035
Basic and diluted earnings per share			$0.29

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2019
	Net Income	Weighted-Average Shares	Per Share Amount
	(In thousands)
Net income	$1,646

Less allocated earnings on non-vested restricted stock	(29)

Less dividends on non-vested restricted stock	(26)

Net income allocated to common stockholders	1,591
		5,520,259
Basic and diluted earnings per share			$0.29

	Six Months Ended June 30, 2020
	Net Income	Weighted-Average Shares	Per Share Amount
	(In thousands)
Net income	$3,254

Less allocated earnings on non-vested restricted stock	(67)

Less allocated dividends on non-vested restricted stock	(69)

Net income allocated to common stockholders	3,118
		5,464,899
Basic and diluted earnings per share			$0.57

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2019
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$3,260

Less allocated earnings on non-vested restricted stock	(57)
Less dividends on non-vested restricted stock	(49)
Net income allocated to common stockholders	3,154
		5,517,852
Basic and diluted earnings per share			$0.57

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2020:
U.S. government agencies	$32,000	$157	$	---	$32,157

Subordinated notes	4,500	---		(7)	4,493
State and municipal obligations	140,558	$14,312		---	154,870
Total debt securities	$177,058	$14,469		$(7)	$191,520

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2019:
U.S. government agencies	$40,000	$––	$(472)	$39,528

Subordinated notes	4,500	36	(4)	4,532
State and municipal obligations	135,897	$8,993	(165)	144,725
Total debt securities	$180,397	$9,029	$(641)	$188,785

	Available-for-sale
	Amortized Cost		Fair Value
	(In thousands)
Within one year	$	---	$	---
One to five years		---		---
Five to ten year		36,500		36,650
Due after ten years		140,558		154,870

Totals		$177,058		$191,520

The carrying value of securities pledged to secure public deposits and for other purpose, was $45.0 million and $46.8 million at June 30, 2020 and December 31, 2019, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2020 and December 31, 2019, was $1.9 million and $50.3 million, which represented approximately 1% and 27%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

June 30, 2020
	Less than 12 Months				12 Months or More				Total
Description of Securities	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value		Unrealized Losses
(In thousands)
US government agencies	$	---	$	---	$	---	$	---	$	---	$	---
Subordinated notes		1,951		$(7)	$	---	$	---		$1,951		$(7)
State and municipal obligations	$	---	$	---		$––		$––	$	---	$	---
Total temporarily impaired securities		$1,951		$(7)	$	---	$	---		$1,951		$(7)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The unrealized losses on the Company’s investments in Subordinated notes were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020 and December 31, 2019

During the six months ended June 31, 2020 the Company sold $18.5 million of State and Municipal securities for a total gain of approximately $1,181,000 and the Company also sold $8.0 million of US Government Agency bonds for a total gain of approximately $69,000. There were no sales of investment securities for the three and six months ended June 30, 2019.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3: Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2020	2019
	(In thousands)
Commercial loans	$104,653	$99,995
Commercial real estate	248,541	254,651
Residential real estate	83,646	77,205
Installment loans	9,061	9,697

Total gross loans	445,901	441,548

Less allowance for loan losses	(4,015)	(2,231)

Total loans	$441,886	$439,317

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2020

	Commercial	Commercial Real Estate		Residential		Installment		Total
Allowance for loan losses:
Balance, April 1, 2020	$1,055		$781		$567		$305	$2,708
Provision charged to expense	1,279		67		38		24	1,408
Losses charged off	---		(97)		(6)		(29)	(132)
Recoveries	10		---		1		20	31
Balance, June 30, 2020	$2,344		$751		$600		$320	$4,015
Balance, January 1, 2020	$568		$792		$572		$299	$2,231
Provision charged to expense	1,808		86		39		38	1,971
Losses charged off	(42)		(127)		(12)		(60)	(241)
Recoveries	10		---		1		43	54
Balance, June 30, 2020	$2,344		$751		$600		$320	$4,015

Allocation:
Ending balance: individually evaluated for impairment	$7	$	---	$	---	$	---	$7
Ending balance: collectively evaluated for impairment	$2,337		$751		$600		$320	$4,008
Loans:
Ending balance: individually evaluated for impairment	$82		$587		$493		$139	$1,301
Ending balance: collectively evaluated for impairment	$104,571		$247,954		$83,153		$8,922	$444,600

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2019

	Commercial	Commercial Real Estate	Residential	Installment		Total
Allowance for loan losses:
Balance, April 1, 2019	$393	$622	$727		$341	$2,083
Provision charged to expense	(131)	177	51		23	120
Losses charged off	---	---	(40)		(41)	(81)
Recoveries	---	---	9		11	20
Balance, June 30, 2019	$262	$799	$747		$334	$2,142
Balance, January 1, 2019	$389	$672	$519		$463	$2,043
Provision charged to expense	(110)	127	258		(65)	210
Losses charged off	(18)	––	(40)		(82)	(140)
Recoveries	1	---	10		18	29
Balance, June 30, 2019	$262	$799	$747		$334	$2,142

Allocation:
Ending balance: individually evaluated for impairment	$28	$80	$69	$	---	$177
Ending balance: collectively evaluated for impairment	$234	$719	$678		$334	$1,965
Loans:
Ending balance: individually evaluated for impairment	$1,349	$774	$431	$	---	$2,554
Ending balance: collectively evaluated for impairment	$101,828	$234,831	$75,814		$10,406	$422,879

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	June 30, 2020
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$104,566	$244,765	$83,066	$8,922	$441,319
Special Mention	---	2,958	---	---	2,958
Substandard	87	818	580	139	1,624
Doubtful	---	---	---	---	---

	$104,653	$248,541	$83,646	$9,061	$445,901

	December 31, 2019
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total
	(In thousands)
Pass Grade	$99,924	$249,563	$76,611	$9,697	$435,795
Special Mention	––	4,016	––	––	4,016
Substandard	71	1,072	594	---	1,737
Doubtful	––	––	––	––	––

	$99,995	$254,651	$77,205	$9,697	$441,548

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

Loan Portfolio Aging Analysis

As of June 30, 2020

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing		Greater Than 90 Days and Accruing		Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$13	$	---	$	---	$43	$56	$104,597	$104,653
Commercial real estate	---		---		---	556	556	247,985	248,541
Residential	133		229		---	980	1,342	82,304	83,646
Installment	---		---		---	---	---	9,061	9,061

Total	$146		$229	$	---	$1,579	$1,954	$442,947	$445,901

Loan Portfolio Aging Analysis

As of December 31, 2019

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing	Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable
	(In thousands)
Commercial	$129	$132	$––	$30	$291	$99,704	$99,995
Commercial real estate	––	214	197	348	759	253,892	254,651
Residential	448	---	29	1,074	1,551	75,654	77,205
Installment	58	1	––	---	59	9,638	9,697

Total	$635	$347	$226	$1,452	$2,660	$438,888	$441,548

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

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Impaired Loans

	As of June 30, 2020				For the three months ended June 30, 2020			For the six months ended June 30, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Investment in Impaired Loans	Interest Income Recognized		Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial	$60	$60		$––	$66	$	---	$66	$6
Commercial real estate	587	587		––	588		5	588	5
Residential	493	493		––	591		12	591	14
Installment	139	139		––	151		4	151	4
	1,279	1,279		––	1,396		21	1,396	29
Loans with a specific valuation allowance:
Commercial	22	22		7	24		---	24	1
Commercial real estate	---	---		---	---		---	---	---
Residential	---	---		---	---		---	---	––
Installment	––	––		––	––		---	––	---
	22	22		7	24		---	24	1

Total:
Commercial	$82	$82		$7	$90		$--	$90	$7
Commercial real estate	$587	$587	$	---	$588		$5	$588	$5
Residential	$493	$493	$	---	$591		$12	$591	$14
Installment	$139	$139		$––	$151		$4	$151	$4

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Impaired Loans

	As of December 31, 2019						For the three months ended June 30, 2019				For the six months ended June 30, 2019
	Recorded Balance		Unpaid Principal Balance		Specific Allowance		Average Investment in Impaired Loans		Interest Income Recognized		Average Investment in Impaired Loans		Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Commercial		$71		$71		$––		$466		$4		$465		$4
Commercial real estate		371		371		––		387		5		373		6
Residential		594		594		––		248		3		249		7
Installment		---		---		––		---		---		----		---
		1,036		1,036		––		1,101		12		1,087		17
Loans with a specific valuation allowance:
Commercial		---		---		---		885		11		882		11
Commercial real estate		---		---		---		411		---		409		---
Residential		––		––		––		191		––		191		––
Installment		––		––		––		––		---		––		---
		---		---		---		1,487		11		1,482		11

Total:
Commercial		$71		$71	$	---		$1,351		$15		$1,347		$15
Commercial real estate		$371		$371	$	---		$798		$5		$782		$6
Residential		$594		$594		$––		$439		$3		$440		$7
Installment	$	---	$	---		$––	$	---	$	---	$	---	$	---

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

Three Months ended June 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	1	$23	$23
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Three Months Ended June 30, 2020
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$––	$23	$––	$23
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

Six Months ended June 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Commercial	3	$106	$106
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Six Months Ended June 30, 2020
	Interest Only	Term	Combination	Total Modification
(In thousands)
Commercial	$––	$106	$––	$106
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2020 and 2019 troubled debt restructurings did not have an impact on the allowance for loan losses. At June 30, 2020 and 2019 and for three and six month periods then ended, there were no defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4: Benefit Plans

Pension expense includes the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Service cost	$98	$75	$196	$150
Interest cost	59	55	118	110
Expected return on assets	(117)	(102)	(234)	(204)
Amortization of prior service cost and net loss	13	1	26	2

Pension expense	$53	$29	$106	$58

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Commercial loans unused lines of credit	$39,017	$40,538
Commitment to originate loans	48,078	38,722
Consumer open end lines of credit	51,373	38,575
Standby lines of credit	46	46

Note 6: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Net unrealized gain on securities available-for-sale	$14,462	$8,389
Net unrealized loss for unfunded status of defined benefit plan liability	(1,381)	(1,381)

	13,081	7,008
Tax effect	(2,747)	1,472

Net-of-tax amount	$10,334	$5,536

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
U.S. government agencies	$32,157	$	---	$32,157	$	---

Subordinated Notes	$4,493	$	---	$4,493	$	---

State and municipal obligations	$154,870	$	---	$154,870	$	---

December 31, 2019
U.S. government agencies	$39,528		$––	$39,528		$––

Subordinated Notes	$4,532	$	---	$4,532	$	---

State and municipal obligations	$144,725		$––	$144,725		$––

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019.

Fair Value Measurements Using
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
June 30, 2020
Collateral dependent impaired loans		$15	$––	$––		$15
Foreclosed assets held for sale		---	---	---		---

December 31, 2019
Collateral dependent impaired loans	$	---	$––	$––	$	---
Foreclosed assets held for sale		---	––	––		---

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 6/30/20		Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Collateral-dependent impaired loans		$15	Market comparable properties	Marketability discount	10% - 25%

Foreclosed assets held for sale	$	---	Market comparable properties	Marketability discount	10% – 35%

		Fair Value at 12/31/19	Valuation Technique	Unobservable Inputs	Range
(In thousands)
Collateral-dependent impaired loans	$	---	Market comparable properties	Marketability discount	10% - 25%

Foreclosed assets held for sale	$	---	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no significant changes in the valuation techniques used during 2020 and 2019.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2020

Financial assets
Cash and cash equivalents	$21,647	$21,647	$––	$––
Loans, net of allowance	441,886	––	––	441,835
Federal Home Loan Bank stock	4,432	––	4,432	––
Accrued interest receivable	4,247	––	4,247	––
Financial liabilities
Deposits	593,727	––	592,466	––
Short term borrowings	9,464	––	9,464	––
Federal Home Loan Bank Advances	---	––	---	––
Subordinated debentures	23,574	––	22,851	––
Interest payable	379		379	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2019:

Financial assets
Cash and cash equivalents	$14,985	$14,985	$––	$––
Loans, net of allowance	439,317	––	––	437,688
Federal Home Loan Bank stock	4,012	––	4,012	––
Accrued interest receivable	2,697	––	2,697	––
Financial liabilities
Deposits	548,069	––	548,130	––
Short term borrowings	6,915	––	6,915	––
Federal Home Loan Bank Advances	39,800	––	39,800	––
Subordinated debentures	23,543	––	22,857	––
Interest payable	213	––	213	––

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2020 and December 31, 2019.

Note 8: Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At June 30, 2020 and December 31, 2019, repurchase agreement borrowings totaled $9,494,000 and $6,915,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings and reflected in short-term borrowings.

United Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

June 30, 2020	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$9,494	$––	$––	$––	$9,494
Total	$9,494	$––	$––	$––	$9,494

December 31, 2019	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$6,915	$––	$––	$––	$6,915
Total	$6,915	$––	$––	$––	$6,915

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $17.7 million at June 30, 2020 and $9.4 million at December 31, 2019. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 9: Core Deposits and Other Intangible Assets

The following table shows the changes in the carrying amount of goodwill for June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Balance beginning of year	$682	$682
Additions from acquisition	---	---
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	Six Months Ended June 30, 2020			Year Ended December 31, 2019
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$1,041	256	785	1,041	181	860

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of June 30, 2020 is as follows (in thousands):

2020	$90
2021	181
2022	181
2023	181
2024	152

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.   At the conclusion of the assessment, the Company determined that as of June 30, 2020 it was more likely than not that the fair value exceeded its carrying values.  The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2020, as compared to December 31, 2019, and the results of operations for the three and six months ended June 30, 2020, compared to the same period in 2019. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. reported diluted earnings per share of $0.57 and net income of $3,254,000 for the six months ended June 30, 2020, as compared to $0.57 and $3,260,000, respectively, for the corresponding six-month period in 2019. The Company’s diluted earnings per share for the three months ended June 30, 2020 was $0.29 as compared to $0.29 for the same period in the previous year. Even though the Company achieved the same level of earnings on a year-over-year basis, year-to-date earnings were negatively impacted by a higher provision for loan losses in recognition of the unprecedented economic environment in which it is presently operating due to the global Covid-19 pandemic.

As noted above, our Company achieved diluted earnings per share of $0.29 for the second quarter of 2020 and $0.57 year-to-date--- which was the same for both corresponding periods the previous year--- even though we booked an additional $1,761,000 of loan loss provision to give proper recognition to the risks posed to our Company by the continuing COVID-19 pandemic. Contributing to our achievement of a sound level of earnings this past quarter was the solid growth that our Company experienced in its earning assets on a year-over-year basis. Year-over-year, gross loans increased by $20.5 million, or 4.8%, and securities and other restricted stock increased by $30.3 million or 18.3%. This strong growth in our earning assets, along with robust loan fee generation during the first six months of this year, led to an increase in total interest income of $1.3 million, or 10.1%, over the previous year. As we have formerly disclosed, our Company started to position its balance sheet to be more liability sensitive over the course of the past year in response to the FOMC’s sudden change in the direction of monetary policy, which helped to control overall interest expense levels. Even with this change, interest expense did increase by $436,000 over last year’s level. But, with our focus on both growing assets and aggressively managing our sensitivity, our Company saw a year-over-year increase in its net interest income of $868,000 or 8.4%. As of June 30, 2020, our Company’s net interest margin was 3.52%, which compares favorably to our peer.

Even though we fully realize that the continuing pandemic situation has the potential to change our qualitative metrics relating to credit, we have successfully maintained overall strength and stability within our loan portfolio as of June 30, 2020. Year-over-year, our Company continues to have very solid credit quality-related metrics supported by a relatively low level of nonaccrual loans and loans past due 30 plus days, which were $2.0 million, or 0.43 percent of total loans, at quarter end versus $3.3 million and 0.79 percent, respectively, the previous year. Further, net loans charged off, excluding overdrafts, was $162,000, or .07% annualized. With our additional provision for loan losses this past quarter, our total allowance for loan losses increased forty basis points over the course of the past twelve months to a level of 0.90% and our total allowance for loan losses to nonaccrual loans was 254.2%, both of which are up significantly year-over-year. We are committed under the present situation with which we are confronted to closely work with our valued loan customers to keep their loans current by adopting payment relief practices fully supported by present regulatory and accounting guidance. We are hopeful that these positive actions will allow our customers to weather this present storm and our Company to maintain overall sound credit quality. Toward the end of the most recent quarter, we have started to see a large percentage of our loan customer base that received some level of payment relief begin to resume contractual payments on their loans. We are hopeful that this current trend will continue over the course of the remainder of the year; but, being realistic, we firmly recognize that our credit quality metrics could become worse if our economy does not normalize in the near term. UBCP continues to have very sound levels of capital. As previously announced in the second quarter of last year, we enhanced our capital levels by issuing $20.0 million in subordinated debt at very favorable terms. Even though this capital is only measured at the bank-level, it has provided some very welcome cushion during these very challenging times. Overall, our Company saw shareholder’s equity grow by $9.0 million, or 15.8%, year-over-year, and its book value increase by $1.69 or 17.4%.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

As our Company continues to navigate through these very uncertain times, we are extremely grateful to report on our level of quarterly and six month earnings for 2020. Even though the earnings that we achieved for both of these periods equaled those realized last year when we had a record year, we continue to posture our Company for a longer duration downturn due to the negative macroeconomic forces with which we are presently confronted related to the impacts of the COVID-19 pandemic on both our domestic and world economies. Accordingly, we did sell some investment securities in the most recently ended quarter, which led to a gain of $1.18 million. With the present gain position that we have within our investment portfolio, we felt a partial monetization of this gain was prudent under the current circumstances in order to further build our allowance for loan losses to protect our Company. On a year-over-year basis, our allowance for loan losses has increased by $1.873 million or 87.4%. We are somewhat encouraged by the continuing strong performance of our overall loan portfolio; but, we firmly realize that some of the potential risk within this portfolio could be masked due to present payment relief practices and government stimulus support which ultimately will go away. Only time will truly tell how great this potential risk is for our Company and all financial institutions. We are comforted to know that our Company continues to be well capitalized under regulatory and industry guidelines, which should help us weather any storm that may confront us. In addition, our Company has always had a long-term view, predicated on sound underwriting practices, superior customer service and prudent liquidity and capital management, which has served us well through various operating environments. We are confident that this operating philosophy will, once again, prove to be sound as we support our customers and work through this present crisis; therefore, protecting our shareholder value.

From an operating perspective, our Company was able to get back to some semblance of normalcy during the latter part of the second quarter as we reopened our lobbies and, once again, began in-person banking without a scheduled appointment. Although we are now open to the public once again, we are taking extreme precautions in our operations by following strict and evolving guidance provided by both governmental and health department authorities.

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

The allowance is regularly reviewed by management and the board to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay and current economic and industry conditions. Also, considered as part of that judgment, is a review of the Company’s trend in delinquencies and loan losses, and economic factors.

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

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2020, gross loans were $445.9 million, compared to $441.5 million at December 31, 2019, an increase of $4.4 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $1.5 million decrease in commercial and commercial real estate loans, a $6.4 million increase in residential loans and a $500,000 decrease in installment loans since December 31, 2019.

Commercial and commercial real estate loans comprised 79.2% of total loans at June 30, 2020, compared to 80.3% at December 31, 2019. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks.

Installment loans represented 2.0% of total loans at June 30, 2020 and 2.1% at December 31, 2019. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $500,000, since December 31, 2019. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Residential real estate loans were 18.8% of total loans at June 30, 2020 and 17.6% at December 31, 2019, representing an increase of $6.4 million, since December 31, 2019. At June 30, 2020, the Company did not hold any loans for sale.

The allowance for loan losses totaled $4.0 million at June 30, 2020, which represented 0.90% of total loans, and $2.2 million at December 31, 2019, or 0.50% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. For the three and six month ended June 30, 2020, Management did update its model to account for the recent market conditions brought on by the COVID-19 pandemic. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had (excluding overdrafts) net charge-offs of $162,000 for the six months ended June 30, 2020 compared to $56,000 for the six months ended June 30, 2019.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2020 increased approximately $2.7 from December 31, 2019 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended June 30, 2020, total core deposits increased approximately $42.3 million or 7.8%. The Company’s savings accounts increased $8.3 million, or 7.7%, from December 31, 2019 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $50.0 million, or 15.0%, while certificates of deposit under $250,000 decreased by $10.6 million, or 11.6%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and, as such, are used to balance rate sensitivity as a tool of funds management. At June 30, 2020, certificates of deposit greater than $250,000 decreased $2.1 million or 14.9%, from December 31, 2019 totals.

Sources of Funds – Long Term Debt

During the second quarter of 2019 the Company announced a private placement of $20 million in fixed-to-floating rate subordinated notes due 2029 (the "Notes").  The Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines, and the proceeds from the sale of the Notes are being utilized to support regulatory capital ratios and for general corporate purposes, including growth initiatives at United Bancorp.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $2.6 million from December 31, 2019 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Net Income

For the six months ended June 30, 2020 the Company reported net earnings of $3,254,000, compared to $3,260,000 for the six months ended June 30, 2019. On a per share basis, the Company’s diluted earnings were $0.57 for the six months ended June 30, 2020 and for the six months ended June 30, 2019.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before the provision for loan losses increased 8.4%, or $868,000 million for the six months ended June 30, 2020 compared to the same period in 2019. As previously mentioned, the strong growth of loans and securities was the driver for the increase in net interest income.

Provision for Loan Losses

The provision for loan losses was $1,971,000 for the six months ended June 30, 2020, compared to $210,000 for the same period in 2019. With the overall concerns with the COVID-19 pandemic and the negative impact on the economy, additional provisions are prudent.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, sales of investment securities, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the six months ended June 20, 2020 as compared to the same period in 2019 increased $1.3 million or 69.1%. The main driver of this increase was the $1,250,000 gain recognized on the sale of available-for- sale securities.

Noninterest Expense

The Company saw its noninterest expense increase by $655,000 or 7.6% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side. We also enhanced our Marketing Function by hiring an executive who truly understands how to help us better build its brand identity. The Company also focused on furthering enhancing our customer experience by developing the Unified Care Center. This care center offers our customers with extended service in the evenings and weekends.

Federal Income Taxes

The provision for federal income taxes was $142,000 for the six months ended June 30, 2020, a decrease of $233,000 compared to the same period in 2019. The effective tax rate was 4.2% and 10.2% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate is lower in 2020 due to the increase in tax exempt state and political subdivision investments.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Net Income

For the three months ended June 30, 2020 the Company reported net earnings of $1,675,000, compared to $1,646,000 for the three months ended June 30, 2019. On a per share basis, the Company’s diluted earnings were $0.29 for the three months ended June 30, 2020 and for 2019.

Net Interest Income

Net interest income increased 6.6%, or $343,000 for the three months ended June 30, 2020 compared to the same period in 2019. This increase was mainly driven by an increase in non-taxable security interest income of $450,000 or 53.3% for the three months ended June 30, 2020 over the same period in 2019.

Provision for Loan Losses

The provision for loan losses was $1,408,000 for the three months ended June 30, 2020, compared to $120,000 for the same period in 2019. With the overall concerns with the COVID-19 pandemic and the negative impact on the economy, additional provisions are prudent.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, sales of investment securities, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended June 30, 2020 as compared to the same period in 2019 increased $1.2 million. The main driver of this increase was the $1,181,000 gain recognized on the sale of available-for- sale securities.

Noninterest Expense

Noninterest expense was $4.6 million for the three months ended June 30, 2020, an increase of $407,000, compared to the three months ended June 30, 2019. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side. We also enhanced our Marketing Function by hiring an executive who truly understands how to help us better build a brand identity. The Company also focused on enhancing our customer experience by developing the Unified Care Center. This care center offers our customers with extended service in the evenings and weekends.

Federal Income Taxes

The provision for federal income taxes was $16,000 for the three months ended June 30, 2020, a decrease of $172,000 compared to the same period in 2019. The effective tax rate is lower in 2020 due to the increase in tax exempt state and political subdivision investments.

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

What follows is a general overview of certain aspects of the government’s sweeping response to the COVID-19 pandemic most applicable to the financial services sector, the Company’s response to the COVID-19 pandemic, and a brief description of the potential ongoing risks associated with the pandemic, which, given the unprecedented nature thereof, may not be inclusive.

Government Response to the COVID-19 Pandemic

Congress, the Federal Reserve Bank and the other U.S. state and federal financial regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from the COVID-19 pandemic. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed measures to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The descriptions below summarize additional significant government actions taken in response to the COVID-19 pandemic. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions or government programs summarized.

The CARES Act

The Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law on March 27, 2020. Among other provisions, the CARES Act includes funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expands the SBA’s business loan guarantee program through August 8, 2020. Paycheck Protection Program loans are available to a broader range of entities than ordinary SBA loans, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during either an eight-week or twenty-four week “covered period.” The Company did not participate in the Paycheck Protection Program.

The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency.

Also pursuant to the CARES Act, the U.S. Treasury has the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of COVID-19. Some of these funds have been used to support several FRB programs and facilities described below or additional programs or facilities that are established by its authority under Section 13(3) of the Federal Reserve Act and meeting certain criteria.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

FRB Actions

The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.

In addition, the FRB has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with  COVID-19. Through these facilities and programs, the FRB, relying on its authority under Section 13(3) of the Federal Reserve Act, has taken steps to directly or indirectly purchase assets from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants.

Communities

With the health of our employees and customers being our top concern, as of March 19, 2020, the Bank temporarily suspended branch lobby hours to the public for walk-in transactions. As of June 17th, 2020 our branch lobby hours were returned to normal. From March 19, 2020 to June 17, 2020 appointments were made at branches to complete all needed paperwork and transactions. Drive-thru services remained open as well as all ATM’s to complete needed transactions.

Lending Assistance

With regard to COVID-19-related loan deferral processing, we have had requests for payment deferrals on 156 total loans with balances totaling approximately $64.1 million or 14.5% of the loan portfolio on the commercial side plus an additional $2.2 million of consumer and residential loan deferral requests. The requests vary from 90 up to 180 day deferrals and we are hopeful that this will be sufficient to get our customers through this difficult time without additional assistance needed.

Employees

As of April 1, 2020, the Company is following The Families First Coronavirus Response Act (FFCRA) which requires employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19. These provisions are in effect until December 31, 2020. Qualifying reasons for leave related to COVID-19 include the employee: (1) being subject to a quarantine order, (2) being advised by a healthcare provider to self-quarantine, (3) experiencing COVID-19 systems and is seeking a medical diagnosis, (4) caring for an individual subject to a quarantine order, (5) caring for his or her child who school or place of care is closed or (6) experiencing any other substantially-similar condition specified by the U.S. Department of Health and Human Services. All time off related to the above reasons is being separately documented within our time and attendance system. The Bank will be able to reduce its employer tax for the up to two weeks (80 hours, or a part-time employee’s two-week equivalent).

Financial Exposures

Given the timing of the outbreak in the United States of the COVID-19 pandemic, outside of the additional loan loss provision, management does not believe that the Company’s six months performance was significantly impacted. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic. With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year. The extent of the financial impact is unknown at this point related to the actions taken by the Company to assist its customers experiencing challenges from the pandemic, such as through the Bank’s payment deferral program.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Our credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we currently expect to be able to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized. However, the Company has and may need to make additional loan loss provisions as warranted by the COVID-19 situation.

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

Capital Resources

Stockholders’ equity totaled $66.0 million at June 30, 2020 compared to $59.9 million at December 31, 2019, a $6.1 million increase. Total stockholders’ equity in relation to total assets was 9.40% at June 30, 2020 and 8.70% at December 31, 2019. On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures in denominations of not less that $250,000. To increase the capital level of Unified Bank, $16 million of the proceeds were paid as a dividend during the second quarter of 2019.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2020
Total Capital (to Risk-Weighted Assets)
Consolidated	$90,300	18.1%	$40,027	8.0%	N/A	N/A
Unified	78,884	15.4	40,888	8.0	$51,110	10.0%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$62,285	12.5%	$22,515	4.5%	N/A	N/A
Unified	74,869	14.7	22,999	4.5	$33,221	6.5%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$66,286	13.3%	$30,020	6.0%	N/A	N/A
Unified	74,869	14.6	30,666	6.0	$40,888	8.0%

Tier I Capital (to Average Assets)
Consolidated	$66,286	9.5%	$27,782	4.0%	N/A	N/A
Unified	74,869	10.6	28,367	4.0	$35,459	5.0%

As of December 31, 2019
Total Capital (to Risk-Weighted Assets)
Consolidated	$83,653	16.7%	$40,027	8.0%	N/A	N/A
Unified	68,953	13.8	39,972	8.0	$49,776	10.0%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$57,422	11.5%	$22,515	4.5%	N/A	N/A
Unified	66,722	13.4	22,484	4.5	$32,355	6.5%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$61,422	12.3%	$30,020	6.0%	N/A	N/A
Unified	66,722	13.4	29,979	6.0	$39,821	8.0%

Tier I Capital (to Average Assets)
Consolidated	$61,422	9.5%	$30,020	4.0%	N/A	N/A
Unified	66,722	10.1	29,979	4.0	$33,160	5.0%

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Liquidity

Management’s objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of the Company’s customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to the ability to borrow funds under line of credit agreements with correspondent banks, a borrowing agreement with the Federal Home Loan Bank of Cincinnati and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy and profitability to meet the current and projected liquidity needs of its customers.

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

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2019, filed on March 20, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 4/1/2020 to 4/30/2020	––	––	––	––
Month #2 5/1/2020 to 5/31/2020	––	––	––	––
Month #3 6/1/2020 to 6/30/2020	––	––	––	––

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Exhibits

EX 3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX 3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX 4.1	Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

EX 4.2	Description of Registrant’s Common Stock(3)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

(3)	Incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Bancorp, Inc.

Date: August 13, 2020	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 13, 2020	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a) Certification – Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.