Form 10-Q
period 2020-09-30
UNITED BANCORP INC /OH/
filed 2020-11-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             September 30, 2020

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

Yes ☐        No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 6, 2020, 5,976351 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2020	2019

	(Unaudited)
Assets
Cash and due from banks	$8,303	$5,697
Interest-bearing demand deposits	42,634	9,288
Cash and cash equivalents	50,937	14,985

Available-for-sale securities	158,244	188,785
Loans, net of allowance for loan losses of $5,228 and $2,231 at September 30, 2020 and December 31, 2019, respectively	438,048	439,317
Premises and equipment	13,572	12,402
Federal Home Loan Bank stock	4,252	4,012
Foreclosed assets held for sale, net	746	819
Core deposit intangible asset	747	860
Goodwill	682	682
Accrued interest receivable	3,070	2,697
Bank-owned life insurance	18,002	17,196
Other assets	5,204	3,951
Total assets	$693,504	$685,706

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$369,777	$334,380
Savings	117,487	108,218
Time	89,592	105,471
Total deposits	576,856	548,069

Securities sold under repurchase agreements	17,027	6,915
Federal Home Loan Bank advances	---	39,800
Deferred federal income tax	2,041	1,736
Subordinated debentures	23,589	23,543
Interest payable and other liabilities	7,300	5,721
Total liabilities	626,813	625,784

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	––	––
Common stock, $1 par value; authorized 10,000,000 shares; issued 2020 –5,976,351 shares, 2019 – 5,959,351 shares; outstanding 2020 – 5,731,976, 2019 - 5,740,817	5,976	5,959
Additional paid-in capital	23,060	22,871
Retained earnings	30,697	27,905
Stock held by deferred compensation plan; 2020 –164,782 shares, 2019 – 176,134 shares	(1,608)	(1,659)
Unearned ESOP compensation	(59)	(228)
Accumulated other comprehensive gain	9,613	5,536
Treasury stock, at cost
2020 –79,593 shares, 2018 – 42,400 shares	(988)	(462)
Total stockholders’ equity	66,691	59,922
Total liabilities and stockholders’ equity	$693,504	$685,706

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$5,379	$5,508	$16,646	$16,142
Taxable securities	121	296	537	698
Non-taxable securities	1,164	996	3,660	2,569
Federal funds sold	6	75	39	306
Dividends on Federal Home Loan Bank stock and other	22	46	78	169
Total interest and dividend income	6,692	6,921	20,960	19,884
Interest expense
Deposits
Demand	168	620	1,296	1,785
Savings	7	52	30	150
Time	403	613	1,352	1,701
Borrowings	370	441	1,382	766
Total interest expense	948	1,726	4,060	4,402
Net interest income	5,744	5,195	16,900	15,482
Provision for loan losses	1,333	120	3,304	330
Net interest income after provision for loan losses	4,411	5,075	13,596	15,152
Noninterest income
Service charges on deposit accounts	645	731	1,975	2,138
Realized gains on available-for-sale securities	1,344	---	2,594	---
Realized gains on sales of loans	47	25	93	38
Other income	304	247	878	719
Total noninterest income	2,340	1,003	5,540	2,895
Noninterest expense
Salaries and employee benefits	2,293	2,153	6,935	6,490
Net occupancy and equipment expense	612	567	1,827	1,684
Professional services	330	351	978	961
Insurance	128	118	358	340
Deposit insurance premiums	47	27	137	139
Franchise and other taxes	122	108	369	322
Advertising	119	137	337	412
Stationery and office supplies	35	33	87	103
Amortization of core deposit premium	38	38	113	113
Other expenses	768	630	2,340	1,932
Total noninterest expense	4,492	4,162	13,481	12,496
Income before federal income taxes	2,259	1,916	5,655	5,551
Federal income taxes	200	135	342	510
Net income	$2,059	$1,781	$5,313	$5,041

EARNINGS PER COMMON SHARE
Basic	$0.36	$0.31	$0.93	$0.88
Diluted	$0.36	$0.31	$0.93	$0.88
DIVIDENDS PER COMMON SHARE	$0.1425	$0.1375	$0.4275	$0.4050

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$2,059	$1,781	$5,313	$5,041

Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of taxes $282, $—, $545 and $— for each respective period	(1,062)	—	(2,049)	—
Unrealized holding gains on securities during the period, net of tax of $91, $519, $1,628 and $1,822 for each respective period	341	1,955	6,126	6,770

Comprehensive income	$1,338	$3,736	$9,390	$11,811

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2020 and 2019

(In thousands except per share data)

(Unaudited)

	Three Months Ended
		Additional	Treasury Stock and	Shares Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance, July 1, 2019	$5,939	$22,517	$(2,015)	$(268)	$26,002	$4,805	$56,980
Net income	––	––	––	––	1,781	––	1,781
Other comprehensive income	––	––	––	––	––	1,955	1,955
Cash dividends - $0.1375 per share	––	––	––	––	(814)	––	(814)
Shares sold for deferred compensation plan	––	50	(50)	––	––	––	––
Expense related to share-based compensation plans	––	85	––	––	––	––	85
Restricted stock activity	20	(20)	—	—	—	—	—
Amortization of ESOP	––	—	––	68	––	––	68
Balance, September 30, 2019	5,959	$22,632	$(2,065)	$(200)	$26,969	$6,760	$60,055

Balance July 1, 2020	5,966	22,845	(2,555)	(84)	29,479	10,334	65,985
Net income	––	––	––	––	2,059	––	2,059
Other comprehensive (loss)	––	––	––	––	––	(721)	(721)
Cash dividends - $0.1425 per share	––	––	––	––	(841)	––	(841)
Shares sold for deferred compensation plan	––	41	(41)	––	––	––	––
Expense related to share-based compensation plans	––	146	––	––	––	––	146
Restricted stock activity	10	(13)	—	—	—	—	(3)
Amortization of ESOP/reclass	––	41	––	25	––	––	66
Balance, September 30, 2020	$5,976	$23,060	$(2,596)	$(59)	$30,697	$9,613	$66,691

	Nine Months Ended
		Additional	Treasury Stock and	Shares Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$5,927	22,556	(1,747)	(404)	24,321	(10)	50,643
Net income	––	––	––	––	5,041	––	5,041
Other comprehensive loss	––	––	––	––	––	6,770	6,770
Cash dividends - $0.4050 per share	––	––	––	––	(2,393)	––	(2,393)
Shares sold for deferred compensation plan	––	(98)	98	––	––	––	––
Repurchase of common stock	––	—	(416)	––	––	––	(416)
Expense related to share-based compensation plans	––	206	––	––	––	––	206
Restricted stock activity	32	(32)	—	—	—	—	—
Amortization of ESOP	—	—	—	204	––	––	204
Balance, September 30, 2019	5,959	$22,632	$(2,065)	$(200)	$26,969	$6,760	$60,055

Balance January 1, 2020	5,959	22,871	(2,121)	(228)	27,905	5,536	59,922
Net income	––	––	––	––	5,313	––	5,313
Other comprehensive income	––	––	––	––	––	4,077	4,077
Cash dividends - $0.4275 per share	––	––	––	––	(2,521)	––	(2,521)
Shares sold for deferred compensation plan	––	(51)	51	––	––	––	––
Repurchase of common stock	––	—	(526)	––	––	––	(526)
Expense related to share-based compensation plans	––	219	––	––	––	––	219
Restricted stock activity	17	(20)	—	—	—	—	(3)
Amortization of ESOP/Reclass	—	41	—	169	––	––	210
Balance, September 30, 2020	$5,976	$23,060	$(2,596)	$(59)	$30,697	$9,613	$66,691

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Operating Activities
Net income	$5,313	$5,041
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	314	232
Amortization of intangible asset	113	113
Depreciation and amortization	875	781
Expense related to share based compensation plans	219	206
Expense related to ESOP	210	204
Provision for loan losses	3,304	330
Increase in value of bank-owned life insurance	(356)	(230)
Gain on sale of loans	(93)	(38)
Proceeds from sale of loans held for sale	4,289	1,285
Originations of loans held for sale	(4,196)	(1,247)
Gain on sale or write down of foreclosed assets	(3)	5
Gain on sale of available–for-sale securities	(2,594)	—
Amortization of debt service costs	46	—
Net change in accrued interest receivable and other assets	(735)	(1,971)
Net change in accrued expenses and other liabilities	(185)	1,516

Net cash provided by operating activities	6,521	6,227

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	28,908	24,250
Purchases	(22,602)	(89,645)
Proceeds from sale of available-for-sale securities	31,675	—
Net change in loans	(2,051)	(11,825)
Mandatory redemption of Federal Home Loan Bank Stock	(240)	230
Purchase of Bank Owned Life insurance	(450)	(4,000)
Bank Owned Life Insurance return of principal	—	247
Purchases of premises and equipment-net	(2,046)	(1,152)
Proceeds from sale of foreclosed assets	185	86

Net cash provided by (used in) investing activities	33,379	(81,809)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Financing Activities
Net change in deposits	$28,787	$24,553
Net change in securities sold under repurchase agreements	10,112	1,834
Net change in FHLB overnight borrowings	(39,800)	20,800
Proceeds from issuance of subordinated debentures, net of origination fees	—	19,404
Repayments of long-term borrowings	—	(106)
Repurchase of common stock	(526)	(416)
Cash dividends paid on common stock	(2,521)	(2,393)
Net cash (used in) provided by financing activities	(3,948)	63,676

Increase in Cash and Cash Equivalents	35,952	(11,906)
Cash and Cash Equivalents, Beginning of Period	14,985	25,253

Cash and Cash Equivalents, End of Period	$50,937	$13,347

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$3,613	$4,419

Federal income taxes	$480	$—

Purchases of available-for-sale securities not settled	$—	$3,153

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$110	$30

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2020, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2019 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2019 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Amesville, Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, Powhatan, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, Tiltonsville, Ohio and Moudssville West Virginia. The Bank also operates a Loan Production Office in Wheeling, West Virginia.

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per share (EPS) were computed as follows:

	Three Months Ended September 30, 2020
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$2,059

Less allocated earnings on non-vested restricted stock	(52)

Less allocated dividends on non-vested restricted stock	(36)

Net income allocated to common stockholders	1,971
		5,467,745
Basic and diluted earnings per share			$0.36

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2019
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$1,781

Less allocated earnings on non-vested restricted stock	(37)

Less dividends on non-vested restricted stock	(30)

Net income allocated to common stockholders	1,714
		5,519,677
Basic and diluted earnings per share			$0.31

	Nine Months Ended September 30, 2020
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$5,313

Less allocated earnings on non-vested restricted stock	(119)

Less allocated dividends on non-vested restricted stock	(105)

Net income allocated to common stockholders	5,089
		5,465,854
Basic and diluted earnings per share			$0.93

	Nine Months Ended September 30, 2019
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$5,041

Less allocated earnings on non-vested restricted stock	(92)

Less dividends on non-vested restricted stock	(81)

Net income allocated to common stockholders	4,868
		5,518,500
Basic and diluted earnings per share			$0.88

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

On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. As of September 30, 2020, the Company is working with a third party to continues to run projections and reviewing segmentation to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

	(In thousands)
Available-for-sale Securities:
September 30, 2020:
U.S. government agencies	$10,000	$89	$	---	$10,089
Subordinated notes	4,500	---		(49)	4,451
State and municipal obligations	130,195	13,509		---	143,704

Total debt securities	$144,695	$13,598		$(49)	$158,244

Available-for-sale Securities:
December 31, 2019:
U.S. government agencies	$40,000	$––		$(472)	$39,528
Subordinated notes	4,500	36		(4)	4,532
State and municipal obligations	$135,897	$8,993		$(165)	$144,725

Total debt securities	$180,397	$9,029		$(641)	$188,785

The amortized cost and fair value of available-for-sale securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost		Fair Value

	(In thousands)
Within one year	$	---	$	---
One to five years		---		---
Five to ten year		14,500		14,540
Due after ten years		130,195		143,704

Totals		$144,695		$158,244

The carrying value of securities pledged to secure public deposits and for other purpose, was $44.0 million and $46.8 million at September 30, 2020 and December 31, 2019, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2020 and December 31, 2019, was $4.5 million and $50.3 million, which represented approximately 3% and 27%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 Months				12 Months or More				Total
Description of Securities	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value		Unrealized Losses

(In thousands)
US Government agencies	$	---	$	---	$	---	$	---	$	---	$	---
Subordinated notes		4,500		(49)		---		---		4,500		(49)
State and municipal obligations	$	---	$	---		$––		$––	$	---	$	---

Total temporarily impaired securities		$4,500		$(49)	$	---	$	---		$4,500		$(49)

	December 31, 2019
	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses

(In thousands)
US Government agencies	$39,528	$(472)	$	---	$	---	$39,528	$(472)
Subordinated notes	996	(4)		---		---	996	(4)
State and municipal obligations	$9,831	$(165)		$––		$––	$9,831	$(165)

Total temporarily impaired securities	$50,355	$(641)	$	---	$	---	$50,355	$(641)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

The unrealized losses on the Company’s investments in U.S. Government agencies were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020 and December 31, 2019.

During the nine months ended September 30, 2020 the Company sold $23.7 million of State and Municipal securities for a total gain of approximately $2,525,000 and the Company also sold $8.0 million of US Government Agency bonds for a total gain of approximately $69,000. There were no sales of investment securities for the three and nine months ended September 30, 2019.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2020	2019

	(In thousands)
Commercial loans	$100,460	$99,995
Commercial real estate	245,343	254,651
Residential real estate	88,618	77,205
Installment loans	8,855	9,697

Total gross loans	443,276	441,548

Less allowance for loan losses	(5,228)	(2,231)

Total loans	$438,048	$439,317

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month periods ended September 30, 2020

	Commercial	Commercial Real Estate	Residential		Installment		Unallocated		Total

	(In thousands)
Allowance for loan losses:

Balance, July 1, 2020	$2,344	$751		$600		$320	$	---	$4,015
Provision charged to expense	(1,031)	1,202		988		174		---	1,333
Losses charged off	(5)	(63)		(21)		(55)		––	(144)
Recoveries	13	---		1		10		––	24

Balance, September 30, 2020	$1,321	$1,890		$1,568		$449	$	---	$5,228

Balance, January 1, 2020	$568	$792		$572		$299	$	---	$2,231
Provision charged to expense	777	1,288		1,027		212			3,304
Losses charged off	(47)	(190)		(33)		(115)		––	(385)
Recoveries	23	---		2		53		––	78

Balance, September 30, 2020	$1,321	$1,890		$1,568		$449	$	---	$5,228

Allocation:

Ending balance: individually evaluated for impairment	$4	$21	$	---	$	---	$	---	$25
Ending balance: collectively evaluated for impairment	$1,317	$1,869		$1,568		$449	$	---	$5,203

Loans:

Ending balance: individually evaluated for impairment	$22	$614		$525		$134	$	---	$1,295
Ending balance: collectively evaluated for impairment	$100,438	$244,729		$88,093		$8,721	$	---	$441,981

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2019

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2019

	Commercial		Commercial Real Estate		Residential	Installment		Unallocated		Total

	(In thousands)
Allowance for loan losses:

Ending balance: individually evaluated for impairment	$	---	$	---	$––		$––		$––	$	---
Ending balance: collectively evaluated for impairment		$568		$792	$572		$299	$	---		$2,231

Loans:

Ending balance: individually evaluated for impairment		$71		$371	$594	$	---		$––		$1,036
Ending balance: collectively evaluated for impairment		$99,924		$254,280	$76,611		$9,697		$––		$440,512

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

The following tables show the portfolio quality indicators.

	September 30, 2020
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$100,435	$241,780	$88,093	$8,721	$439,029
Special Mention	---	2,727	---	---	2,727
Substandard	25	836	525	134	1,520
Doubtful	---	---	---	---	---

	$100,460	$245,343	$88,618	$8,855	$443,276

	December 31, 2019
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$99,924	$249,563	$76,611	$9,697	$435,795
Special Mention	---	4,016	––	––	4,016
Substandard	71	1,072	594	---	1,737
Doubtful	––	––	––	––	––

	$99,995	$254,651	$77,205	$9,697	$441,548

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

Loan Portfolio Aging Analysis

As of September 30, 2020

	30-59 Days Past Due and Accruing		60-89 Days Past Due and Accruing		Greater Than 90 Days and Accruing		Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable

	(In thousands)
Commercial	$	---	$	---	$	---	$37	$37	$100,423	$100,460
Commercial real estate		---		---		---	497	497	244,846	245,343
Residential		108		---		---	1,010	1,118	87,500	88,618
Installment		9		---		---	---	9	8,846	8,855

Total		$117	$	---	$	---	$1,544	$1,661	$441,615	$443,276

Loan Portfolio Aging Analysis

As of December 31, 2019

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 90 Days and Accruing		Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable

	(In thousands)
Commercial	$129	$132	$	---	$30	$291	$99,704	$99,995
Commercial real estate	---	214		197	348	759	253,892	254,651
Residential	448	---		29	1,074	1,551	75,654	77,205
Installment	58	1		––	---	59	9,638	9,697

Total	$635	$347		$226	$1,452	$2,660	$438,888	$441,548

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of September 30, 2020					For the three months ended September 30, 2020			For the nine months ended September 30, 2020
	Recorded Balance		Unpaid Principal Balance		Specific Allowance	Average Investment in Impaired Loans		Interest Income Recognized	Average Investment in Impaired Loans		Interest Income Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$	---	$	---	$––	$	---	$(5)	$	---	$1
Commercial real estate		522		585	––		593	9		589	14
Residential		525		532	––		525	7		493	21
Installment		134		148	––		150	1		151	5
		1,181		1,265	––		1,268	12		1,233	41
Loans with a specific valuation allowance:
Commercial		22		22	4		23	—		24	1
Commercial real estate		92		92	21		92	3		92	3
Residential		—		—	---		—	—		—	––
Installment		––		––	––		––	—		––	—
		114		114	25		115	3		116	4
Total:
Commercial		$22		$22	$4		$23	$(5)		$24	$2
Commercial real estate		$614		$677	$21		$685	$12		$681	$17
Residential		$525		$532	$—		$525	$7		$493	$21
Installment		$134		$148	$––		$150	$1		$151	$5

Impaired Loans

	As of December 31, 2019				For the three months ended September 30, 2019				For the nine months ended September 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Investment in Impaired Loans		Interest Income Recognized		Average Investment in Impaired Loans		Interest Income Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$71	$71		$––		$966		$9		$956		$13
Commercial real estate	371	371		––		374		2		350		8
Residential	594	594		––		640		11		644		18
Installment	—	—		––		---		---		---		---
	1,036	1,036		––		1,980		22		1,950		39
Loans with a specific valuation allowance:
Commercial	—	—		—		366		---		365		3
Commercial real estate	---	---		---		---		---		---		---
Residential	––	––		––		––		––		––		––
Installment	––	––		––		––		––		––		—
	---	---		---		366		---		365		3
Total:
Commercial	$71	$71		$—		$1,332		$9		$1,321		$16
Commercial real estate	$371	$371	$	---		$374		$2		$350		$8
Residential	$594	$594		$––		$640		$11		$644		$18
Installment	$—	$—		$––	$	---	$	---	$	---	$	---

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

Three Months ended September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment

(In thousands)
Commercial	---	$	---	$	---
Commercial real estate	---		---		––
Residential	––		––		––
Installment	––		––		––

Three Months Ended September 30, 2020
	Interest Only	Term		Combination		Total Modification

(In thousands)
Commercial	$––	$	---	$	---	$	---
Commercial real estate	––		––		––		––
Residential	––		––		––		––
Consumer	––		––		––		––

	Nine Months ended September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(In thousands)
Commercial	3	$67	$67
Commercial real estate	1	86	86
Residential	––	––	––
Installment	––	––	––

	Nine Months Ended September 30, 2020
	Interest Only		Term	Combination	Total Modification

			(In thousands)
Commercial	$	---	$23	$44	$67
Commercial real estate		––	86	––	87
Residential		––	––	––	––
Consumer		––	––	––	––

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2019 and 2020 troubled debt restructurings did not have an impact on the allowance for loan losses. At September 30, 2020 and 2019 and for three and nine month periods then ended, there were no defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(In thousands)
Service cost	$98	$75	$294	$225
Interest cost	59	55	177	165
Expected return on assets	(117)	(102)	(351)	(306)
Amortization of prior service cost and net loss	13	1)	39	3

Pension expense	$53	$29	$159	$87

Note 5:	Off-balance-sheet Activities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2020	2019

	(In thousands)
Commercial loans unused lines of credit	$33,406	$40,538
Commitment to originate loans	30,927	38,722
Consumer open end lines of credit	39,244	38,575
Standby lines of credit	22	46

Note 6:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2020	December 31, 2019

	(In thousands)
Net unrealized gain on securities available-for-sale	$13,549	$8,389
Net unrealized loss for unfunded status of defined benefit plan liability	(1,381)	(1,381)

	12,168	7,008
Tax effect	(2,555)	(1,472)

Net-of-tax amount	$9,613	$5,536

Note 7:	Fair Value Measurements

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
U.S. government agencies	$10,089	$—	$10,089	$—
State and municipal obligations	143,704	—	143,704	—
Subordinated notes	4,451	—	4,451	—

December 31, 2019
U.S. government agencies	$39,528	$––	$39,528	$––
State and municipal obligations	$144,725	$––	$144,725	$––
Subordinated notes	$4,532	$––	$4,532	$––

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019.

Fair Value Measurements Using
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In thousands)
September 30, 2020
Collateral dependent impaired loans		$89	$––	$––		$89
Foreclosed assets held for sale		---	---	---		---

December 31, 2019
Collateral dependent impaired loans	$	---	$––	$––	$	---
Foreclosed assets held for sale		---	––	––		---

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 9/30/20		Valuation Technique	Unobservable Inputs	Range

	(In thousands)
Collateral-dependent impaired loans		$89	Market comparable properties	Marketability discount	10% - 25%

Foreclosed assets held for sale	$	---	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at 12/31/19		Valuation Technique	Unobservable Inputs	Range

(In thousands)
Collateral-dependent impaired loans	$	---	Market comparable properties	Comparability adjustments	Not available

Foreclosed assets held for sale	$	---	Market comparable properties	Marketability discount	10% – 35%

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
September 30, 2020

Financial assets
Cash and cash equivalents	$50,937	$50,937	$––	$––
Loans, net of allowance	438,048	––	––	436,722
Federal Home Loan Bank stock	4,252	––	4,252	––
Accrued interest receivable	3,070	––	3,070	––

Financial liabilities
Deposits	576,856	––	577,842	––
Short term borrowings	17,027	––	17,027	––
Subordinated debentures	23,589	––	23,524	––
Interest payable	660		660	––

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2020 and December 31, 2019.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At September 30, 2020 and December 31, 2019, repurchase agreement borrowings totaled $17,027,000 and $6,915,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in short-term borrowings, consist of customer accounts and securities which are pledged on an individual security basis.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

September 30, 2020	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$17,027	$––	$––	$––	$17,027

Total	$17,027	$––	$––	$––	$17,027

December 31, 2019	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$6,915	$––	$––	$––	$6,915

Total	$6,915	$––	$––	$––	$6,915

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $17.9 million at September 30, 2020 and $9.4 million at December 31, 2019. Declines in the fair value would require the Company to pledge additional securities.

Note 9:	Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Balance beginning of year	$682	$682
Additions from acquisition	---	---
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	Nine Months Ended September 30, 2020			Year Ended December 31, 2019
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$1,041	294	747	1,041	181	860

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of June 30, 2020 is as follows (in thousands):

2020	$38
2021	181
2022	181
2023	181
2024	166

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.   At the conclusion of the assessment, the Company determined that as of September 30, 2020 it was more likely than not that the fair value exceeded its carrying values.  The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2020, as compared to December 31, 2019, and the results of operations for the three and nine months ended September 30, 2020, compared to the same period in 2019. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. reported diluted earnings per share of $0.93 and net income of $5,313,000 for the nine months ended September 30, 2020, as compared to $0.88 and $5,041,000, respectively, for the corresponding nine-month period in 2019. The Company’s diluted earnings per share for the three months ended September 30, 2020 was $0.36, as compared to $0.31 for the same period in the previous year, an increase of 16.1%.

This improved level of performance was achieved even though we booked an additional $1,213,000 of loan loss provision during the current quarter to give proper recognition to the risks posed to our Company by the continuing COVID-19 pandemic. For the nine months ending September 30, 2020, our Company had earnings of $0.93 versus $0.88 for the preceding year, and increase of 5.7%--- even though we booked an additional $2,974,000 in loan loss provision during the current year, raising the level of our total allowance for loan losses to total loans from 0.50% to 1.18% as of September 30, 2020. Contributing to our achievement of a sound level of earnings this past quarter and year-to-date was the solid growth that our Company experienced in its earning assets on a year-over-year basis. Year-over-year, average loans increased by $27.8 million, or 6.7%, and average securities and other required stock increased by $30.7 million or 20.6%. This strong growth in our earning assets, along with robust loan fee generation during the first nine months of this year, led to an increase in total interest income of $1.1 million, or 5.4%, over the previous year. United Bancorp, Inc. started to position its balance sheet to be more liability sensitive early in the second quarter of 2019 in response to the FOMC’s sudden change in the direction of monetary policy, which helped to reduce overall interest expense levels. This past quarter, our Company saw its total interest expense decrease $778,000 for the quarter , a level which has helped us lower our overall total interest expense on a year-over-year basis for the first time in several years as we had properly and responsively prepared for the downward trending rate environment in which we presently operate and foresee operating within for an extended period. With our focus on both growing earning assets and aggressively managing our sensitivity, our Company saw a year-over-year increase in its net interest income of $1,418,000 or 9.2%. As of September 30, 2020, our Company’s net interest margin was 3.58%, which is up six basis points on a linked-quarter basis and compares favorably to our peer. Obviously, if rates stay lower for longer as the FOMC has communicated, this could challenge us to maintain our net interest margin at its present level.

Even though we fully realize that the continuing pandemic situation has the potential to change our qualitative metrics relating to credit, we have successfully maintained overall strength and stability within our loan portfolio as of September 30, 2020. Year-over-year, our Company continues to have very solid credit quality-related metrics supported by a relatively low level of nonaccrual loans and loans past due 30 plus days, which were $1.66 million, or 0.37% of total loans, at quarter end versus $3.15 million and 0.75%, respectively, the previous year. Further, net loans charged off, excluding overdrafts, was $266,000, or .07% annualized. With our increased provision for loan losses this past quarter and for the present year, our total allowance for loan losses more than doubled year-over-year and our total allowance for loan losses to nonaccrual loans was 338.6% as of September 30, 2020. We are committed under the present situation with which we are confronted to closely work with our valued loan customers to keep their loans current by adopting payment relief practices fully supported by present regulatory and accounting guidance. We are hopeful that these positive actions will allow our customers to weather this storm and our Company to maintain overall sound credit quality. Over the course of this most recent quarter, we have continued to see a large percentage of our loan customer base that had previously received some level of payment relief begin to resume contractual or interest only payments on their loans. We are hopeful that this current trend will continue; but, being realistic, we firmly recognize that our credit quality metrics could become worse if our economy does not normalize in the near term.

United Bancorp, Inc. continues to have very sound levels of capital. As previously announced in the second quarter of last year, we enhanced our capital levels by issuing $20.0 million in subordinated debt at very favorable terms. Even though this capital is only measured at the bank-level, it has provided some very welcome cushion during these very challenging times. Overall, our Company saw shareholders’ equity grow by $6.6 million, or 11.1%, and its book value increase by $1.08, or 10.6%, year-over-year.

As our Company continues to navigate through these very uncertain times, we are extremely proud to report on our level of quarterly and nine month earnings for 2020. We are exceptionally grateful that this level of increased earnings achieved in the very challenging economic environment in which we are operating is greater than the level achieved last year, especially giving consideration to the reality that our Company achieved record earnings in 2019. Even though the earnings that we achieved so far in the current year are greater than the earnings that we produced the previous year, we continue to posture our Company for a longer duration downturn due to the negative macroeconomic forces with which we continue to be confronted related to the impacts of the COVID-19 pandemic on both our domestic and world economies. Accordingly, we did sell some investment securities in the most recently ended quarter, which led to a gain of $1.34 million. With the present gain position that we have within our investment portfolio, we felt another partial monetization of this gain was once again prudent this past quarter in order to further build our allowance for loan losses to protect our Company. On a year-over-year basis, our allowance for loan losses has increased by $3.107 million or 146.5%. We are somewhat encouraged by the continuing strong performance of our overall loan portfolio; but, we firmly realize that some of the potential risk within this portfolio could be masked due to present payment relief practices and government stimulus support which ultimately will go away. Only time will truly tell how great this potential risk is for our Company and all financial institutions. We are comforted to know that our Company continues to be well capitalized under regulatory and industry guidelines, which should help us weather any storm that may confront us. In addition, our Company has always had a long-term view, predicated on sound underwriting practices, superior customer service and prudent liquidity and capital management, which has served us well through various operating environments. We are confident that this operating philosophy will, once again, prove to be sound as we support our customers and work through this present crisis; therefore, protecting our shareholder value.

From an operating perspective, our Company was back to full operations and availability during the totality of the past quarter and opened its newest Banking Center in Moundsville, West Virginia on August 3, 2020. This new location, our Company’s twentieth full-service Banking Center, is our first one located in the State of West Virginia.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2020, gross loans were $443.3 million, compared to $441.5 million at December 31, 2019, an increase of $1.8 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of an $8.8 million decrease in commercial and commercial real estate loans, an $11.4 million increase in residential loans and a $842,000 decrease in installment loans since December 31, 2019.

Commercial and commercial real estate loans comprised 78.0% of total loans at September 30, 2020, compared to 80.3% at December 31, 2019. Commercial and commercial real estate loans have decreased $8.8 million, or 2.50%, since December 31, 2019. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks.

Installment loans represented 2.0% of total loans at September 30, 2020 and 2.1% at December 31, 2019. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $842,000, or 8.7%, since December 31, 2019. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 20.0% of total loans at September 30, 2020 and 17.6% at December 31, 2019, representing an increase of $11.4 million, or 14.8% since December 31, 2019. At September 30, 2019, the Company did not hold any loans for sale.

The allowance for loan losses totaled $5.2 million at September 30, 2020, which represented 1.18% of total loans, and $2.2 million at December 31, 2019, or 0.50% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. For the three and nine months ended September 30, 2020, Management did update its model to account for the recent market conditions brought on by the COVID-19 pandemic. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had (excluding overdrafts) net charge-offs of $266,000 for the nine months ended September 30, 2020 compared to $164,000 for the nine months ended September 30, 2019.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2020 decreased approximately $30.5 million from December 31, 2019 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended September 30, 2020, total core deposits increased approximately $30.8 million or 5.8%. The Company’s savings accounts increased $9.3 million, or 8.6%, from December 31, 2019 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $35.4 million, or 10.6%, while certificates of deposit under $250,000 decreased by $13.8 million, or 15.1%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and, as such, are used to balance rate sensitivity as a tool of funds management. At September 30, 2020, certificates of deposit greater than $250,000 decreased $2.0 million or 14.6%, from December 31, 2019 totals.

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

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $10.1 million from December 31, 2019 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Net Income

For the nine months ended September 30, 2020 the Company reported net earnings of $5,313,000, compared to $5,041,000 for the nine months ended September 30, 2019. On a per share basis, the Company’s diluted earnings were $0.93 for the nine months ended September 30, 2020, as compared to $0.88 for the nine months ended September 30, 2019 an increase of 5.7%.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before provision for loan losses increased 9.2%, or $1.4 million for the nine months ended September 30, 2020 compared to the same period in 2019.

Provision for Loan Losses

The provision for loan losses was $3,304,000 for the nine months ended September 30, 2020, compared to $330,000 for the same period in 2019. With the overall concerns with the COVID-19 pandemic and the negative impact on the economy, additional provisions are prudent.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the nine months ended September 30, 2020 as compared to the same period in 2019 increased $2.6 million or 91.4%. The main driver of this increase was the $2.6 million gain recognized on the sale of available-for- sale securities.

Noninterest Expense

The Company saw its noninterest expense increase by $985,000 or 7.9% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side. We also enhanced our Marketing Function by hiring an executive who truly understands how to help us better build a brand identity. The Company also focused on further enhancing our customer experience by developing the Unified Care Center and hiring a Customer Experience Officer. This care center offers our customers with extended service in the evenings and weekends. In August 2020, the Company opened up a full service banking center in Moundsville West Virginia.

Federal Income Taxes

The provision for federal income taxes was $342,000 for the nine months ended September 30, 2020, a decrease of $168,000 compared to the same period in 2019. The effective tax rate was 6.1% and 9.2% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate is lower in 2020 due to the increase in tax exempt state and political subdivision investments.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Net Income

For the three months ended September 30, 2020 the Company reported net earnings of $2,059,000, compared to $1,781,000 for the three months ended September 30, 2019. On a per share basis, the Company’s diluted earnings were $0.36 for the three months ended September 30, 2020, as compared to $0.31 for the three months ended September 30, 2019.

Net Interest Income

Net interest income before the provision for loan losses increased 10.6%, or $549,000 for the three months ended September 30, 2020 compared to the same period in 2019. This increase was mainly driven by a decrease in interest expense of $778,000 year over year.

Provision for Loan Losses

The provision for loan losses was $1,333,000 for the three months ended September 30, 2020, compared to $120,000 for the same period in 2019. With the overall concerns with the COVID-19 pandemic and the negative impact on the economy, additional provisions are prudent.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2020 as compared to the same period in 2019 increased $1.3 million or 133.3%. The main driver of this increase was the $1.3 million gain recognized on the sale of available-for- sale securities.

Noninterest Expense

The Company saw its noninterest expense increase by $330,000 or 7.9% quarter-over-quarter. Most of the increase in our noninterest expense levels was related to personnel-related expenses on the production-side. We also enhanced our Marketing Function by hiring an executive who truly understands how to help us better build a brand identity. The Company also focused on furthering enhancing our customer experience by developing the Unified Care Center and hiring a Customer Experience officer. This care center offers our customers with extended service in the evenings and weekends. In August 2020, the Company opened up a full service banking center in Moundsville West Virginia.

Federal Income Taxes

The provision for federal income taxes was $200,000 for the three months ended September 30, 2020, an increase of $65,000 compared to the same period in 2019. The effective tax rate was 8.9% and 7.0% for the three months ended September 30, 2020 and 2019, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

Stockholders’ equity totaled $66.7 million at September 30, 2020 compared to $59.9 million at December 31, 2019, a $6.8 million increase. Total stockholders’ equity in relation to total assets was 9.63% at September 30, 2020 and 8.74% at December 31, 2019. On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures in denominations of not less than $250,000. To increase the capital level of Unified Bank, $16 million of the proceeds were paid as a dividend during the second quarter of 2019.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2020
Total Capital (to Risk-Weighted Assets)
Consolidated	$92,449	18.6%	$39,709	8.0%	N/A	N/A
Unified	80,445	16.2	39,626	8.0	$49,532	10.0%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$67,221	13.5%	$22,336	4.5%	N/A	N/A
Unified	75,217	15.2	22,289	4.5	$32,196	6.5%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$63,221	12.7%	$29,782	6.0%	N/A	N/A
Unified	75,217	15.2	29,719	6.0	$39,626	8.0%

Tier I Capital (to Average Assets)
Consolidated	$63,221	9.1%	$27,930	4.0%	N/A	N/A
Unified	75,217	10.5	28,694	4.0	$35,868	5.0%

As of December 31, 2019
Total Capital (to Risk-Weighted Assets)
Consolidated	$83,653	16.7%	$40,027	8.0%	N/A	N/A
Unified	68,953	13.8	39,972	8.0	$49,776	10.0%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$57,422	11.5%	$22,515	4.5%	N/A	N/A
Unified	66,722	13.4	22,484	4.5	$32,355	6.5%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$61,422	12.3%	$30,020	6.0%	N/A	N/A
Unified	66,722	13.4	29,979	6.0	$39,821	8.0%

Tier I Capital (to Average Assets)
Consolidated	$61,422	9.5%	$30,020	4.0%	N/A	N/A
Unified	66,722	10.1	29,979	4.0	$33,10	5.0%

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

Government Response to the COVID-19 Pandemic

Congress, the FRB and the other U.S. state and federal financial regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from the COVID-19 pandemic. The descriptions below summarize certain government actions taken in response to the COVID-19 pandemic directly impacting the banking industry. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions or government programs summarized.

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

On April 24, 2020, the President signed the Paycheck Protection Program and Health Care Enhancement Act (Pub. L. 116–139), which provided additional funding and authority for the Paycheck Protection Program.

On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act of 2020 (Flexibility Act) (Pub. L. 116–142), which changes key provisions of the Paycheck Protection Program, including key revisions related to the maturity of PPP loans, the deferral of PPP loan payments, and the forgiveness of PPP loans.

Regulatory Actions

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

On April 7, 2020, the federal bank regulatory agencies jointly issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Statement”), which encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. The Interagency Statement indicates that the agencies view prudent loan modification programs as positive actions that can mitigate adverse effects on borrowers due to COVID-19, and that they will not criticize institutions for working with borrowers in a safe and sound manner. The agencies consider such proactive measures to be in the best interest of institutions, their borrowers, and the economy.

On August 3, 2020, the federal bank regulatory agencies issued the Joint Statement on Additional Loan Accommodations Related to COVID-19 (the “Joint Statement”) to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers as loans near the end of initial loan accommodation periods. The Joint Statement reiterated the agencies’ encouragement of financial institutions to consider prudent accommodation options that are based on an understanding of the credit risk of the borrower; are consistent with applicable laws and regulations; and, that can ease cash flow pressures on affected borrowers, improve their capacity to service debt, and facilitate a financial institution’s ability to collect on its loans.

The federal bank regulatory agencies have also provided additional relief to insured depository institutions with respect to regulatory capital, liquidity, reserve requirements, and the transition of the Current Expected Credit Losses Methodology for Allowances (CECL) in order to better position financial institutions to weather the financial uncertainty related to COVID-19, as well as to increase banking organizations' ability to support credit to households and businesses during the COVID-19 pandemic.

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

Lending Assistance

In accordance with the guidance of both the Interagency Statement and the Joint Statement, the Bank has implemented a prudent loan modification program to assist borrowers demonstrating bona fide inabilities to meet contractual payment obligations as a result of the COVID-19 pandemic. With regard to COVID-19-related loan deferral processing, the Bank currently has requests for payment deferrals on 146 total loans with balances totaling approximately $37.2 million or 8.4% of the loan portfolio on the commercial side plus an additional $480,000 of consumer and residential loan deferral requests. The requests vary from 90 up to 180 day deferrals and we are hopeful that this will be sufficient to get our customers through this difficult time without additional assistance needed.

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

Financial Exposures

Outside of the additional loan loss provision expense taken as a result of the ongoing uncertainty created by the COVID-19 pandemic, management does not believe that the Company’s nine months performance was significantly impacted. The COVID-19 pandemic continues to represent an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic. With so much ongoing uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year. The extent of the financial impact continues to remain unknown at this point related to the actions taken by the Company to assist its customers experiencing challenges from the pandemic, such as through the Bank’s payment deferral program.

Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we currently expect to be able to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized. However, the Company has and may need to make additional loan loss provisions as warranted by the COVID-19 situation.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ongoing COVID-19 Risk

Given the ongoing and dynamic nature of the circumstances, it remains difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the timing and scope of any additional federal stimulus packages and other relief, and how quickly and to what extent normal economic and operating conditions can resume. As the result, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide this disclosure.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 7/1/2020 to 7/31/2020	––	––	––	––
Month #2 8/1/2020 to 8/31/2020	––	––	––	––
Month #3 9/1/2020 to 9/30/2020	––	––	––	––

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

EX 3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX 3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX 4.1	Description of Registrant’s Common Stock (4)

EX 4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (3)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

(3)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

(4)	Incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/United Bancorp, Inc.

Date: November 12, 2020	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 12, 2020	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

