Form 10-K
period 2020-12-31
UNITED BANCORP INC /OH/
filed 2021-03-19
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2020 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $55,412,099 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,791,853 common shares outstanding as of March 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 21, 2021 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2020 are incorporated by reference into Parts I and II.

PART I

Item 1	Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company is an Ohio corporation which filed its initial articles of incorporation on July 8, 1983. At December 31, 2020 the Company has one wholly-owned subsidiary bank, Unified Bank, Martins Ferry, Ohio (Unified, or the Bank).

The Company serves customers in northeastern, eastern, southeastern and south central Ohio and the Northern panhandle of West Virginia and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The bank also operates in Marshall County West Virginia. The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. Unified conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and nineteen branches located in the counties mentioned above. Unified operates a Loan Production Office in Wheeling, West Virginia.

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

 Pursuant to deposit market share information provided by the FDIC as of June 30, 2020, Unified competes with approximately 36 other commercial banking institutions in its primary Ohio markets. Based on this information, the Bank ranked sixth in total deposit market share. The top five institutions in Unified’s primary Ohio banking markets included: Huntington National Bank; JP Morgan Chase Bank; PNC Bank; Wesbanco Bank; and Park National Bank.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. As described above, Unified exceeded its minimum capital requirements under applicable guidelines as of December 31, 2020.

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

Regulatory Capital Requirements Unified is required to maintain minimum levels of capital in accordance with FDIC capital adequacy guidelines. If capital falls below minimum guideline levels, a bank, among other things, may be denied approval to acquire or establish additional branches or organize or acquire other non-bank businesses. The required capital levels and the Bank’s's capital position at December 31, 2020 and 2019 are summarized in the table included in Note 11 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2020 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

Dividends. Ohio law prohibits Unified, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.

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

Environmental Laws. Banks that hold mortgages on property as secured lenders are exempt from liability under Federal environmental protection laws if certain criteria are met. The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) contains a secured creditor exemption that eliminates owner or operator liability for lenders who take an ownership interest in a property primarily to protect their interest in the facility as security on a loan, provided that the bank does not participate in the management of the facility. Generally, participation in management applies if a bank exercises decision-making control over a property’s environmental compliance, or exercises control at a level similar to a manager of the facility or property.

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

		Executive Officers Positions held with Company;
Name	Age	Business Experience
Scott Everson	53	President and Chief Executive Officer

Matthew F. Branstetter	53	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	57	Senior Vice President, Chief Financial Officer & Treasurer

Lisa A. Basinger	60	Corporate Secretary

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

Statistical Disclosures by Bank Holding Companies

I       Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 19 and 20 of our 2020 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table provides average balance sheet information and reflects the taxable equivalent average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2019 and 2018. The yields and costs are calculated by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities.

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

	2019			2018
(Dollars In thousands)		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets
Loans	$420,487	21,803	5.19%	$382,164	18,885	4.94%
Taxable securities - AFS	48,911	996	2.04	45,250	765	1.69
Tax-exempt securities - AFS	106,528	4,687	4.40	35,424	1,493	4.21
Federal funds sold	17,285	333	1.93	12,958	197	1.59
FHLB stock and other	4,049	211	5.21	4,179	249	5.91
Total interest-earning assets	597,260	28,030	4.69	479,975	21,589	4.50

Noninterest-earning assets
Cash and due from banks	5,405			2,000
Premises and equipment (net)	12,232			11,838
Other nonearning assets	22,787			20,274
Less: allowance for loan losses	(2,127)			(2,085)
Total noninterest-earning assets	38,297			32,027
Total assets	635,557			512,002

Liabilities & stockholders’ equity
Interest-bearing liabilities
Demand deposits	$209,810	2,381	1.13%	$183,754	1,433	0.78%
Savings deposits	109,806	188	0.17	88,900	54	0.06
Time deposits	112,211	2,258	2.01	77,558	1,104	1.42
FHLB advances	27	1	3.70	14,393	299	2.08
Federal funds purchased	8,933	185	2.07	162	9	5.56
Trust preferred debentures	16,276	975	5.99	4,124	143	3.47
Repurchase agreements	9,699	136	1.40	12,874	136	1.06
Total interest-bearing liabilities	466,762	6,124	1.31	381,756	3,178	0.83

Noninterest-bearing liabilities
Demand deposits	109,349			80,243
Other liabilities	5,054			3,102
Total noninterest-bearing liabilities	114,403			83,345
Total liabilities	-			-
Total stockholders’ equity	54,392			46,904
Total liabilities & stockholders’ equity	$635,557			$512,002
Net interest income		$21,906			$18,411
Net interest spread			3.38%			3.67%

Net yield on interest-earning assets			3.67%			3.84%

•   For purposes of this schedule, nonaccrual loans are included in loans.

•   Fees collected on loans are included in interest on loans.

Rate/Volume Analysis

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected interest income and expense during 2019. For purposes of this table, changes in interest due to volume and rate were determined using the following methods:

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

	2019 Compared to 2018 Increase/(Decrease)
(In thousands)		Change	Change
	Total	Due To	Due To
	Change	Volume	Rate
Interest and dividend income
Loans	$2,918	1,956	962
Taxable securities available for sale	231	65	166
Tax-exempt securities available for sale	3,194	3,126	68
Federal funds sold	136	76	60
FHLB stock and other	(38)	(8)	(30)
Total interest and dividend income	6,441	5,215	1,226

Interest expense
Demand deposits	948	225	723
Savings deposits	134	15	119
Time deposits	1,154	599	555
FHLB advances	(298)	(429)	131
Federal funds purchased	176	185	(9)
Trust Preferred debentures	832	—	832
Repurchase agreements	---	(38)	38
Total interest expense	2,946	557	2,389

Net interest income	$3,495	4,658	(1,163)

II	Investment Portfolio

A	The following table sets forth the carrying amount of securities at December 31, 2020, 2019 and 2018.

		December 31,
	2020	2019	2018
	(In thousands)
Available for sale (at fair value)
U. S. government agencies	$10,053	$39,528	$44,750
State and municipal obligations	143,509	144,725	79,241
Subordinated notes	4,505	4,532	—

Total securities available for sale	$158,067	$188,785	$123,991

B	Contractual maturities of securities at year-end 2020 were as follows:

	Amortized Cost	Estimated Fair Value	Average Tax Equivalent Yield
(dollars in thousands)
Available for Sale

US government agencies
Under 1 Year	---	---	---
1 – 5 Years	10,000	10,053	2.32%
5-10 Years	—	—	—
Over 10 Years	—	—	—

State and municipal obligations
Under 1 Year	—	—	—
1 – 5 Years	—	—	—
5-10 Years	—	—	—
Over 10 Years	129,006	143,509	4.01%

Subordinated Debt
Under 1 Year	—	—	—
1 – 5 Years	4,500	4,505	4.78%
5-10 Years	—	—	—
Over 10 Years	—	—	—

Total securities available for sale	$143,506	$158,067	3.92%

C	Excluding holdings of U.S. Government agency obligations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2020.

III	Loan Portfolio

A	Types of Loans

The amounts of gross loans outstanding at December 31, 2020, 2019, 2018, 2017, and 2016 are shown in the following table according to types of loans:

	December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Commercial loans	$103,277	$99,995	$93,690	$81,327	$74,514
Commercial real estate loans	246,167	254,651	223,462	198,936	191,686
Residential real estate loans	85,789	77,205	78,767	75,853	76,154
Installment loans	8,258	9,697	13,765	12,473	14,367

Total loans	$443,491	$441,548	$409,684	$368,589	$356,721

Construction loans were not significant at any date indicated above.

B	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2019 maturing within the various time frames indicated:

	One Year or Less	One Through Five Years	After Five Years	Total

	(In thousands)
Commercial loans	$6,092	$49,858	$47,327	$103,277
Commercial real estate loans	5,753	21,980	218,434	246,167

Total	$11,845	$71,838	$265,761	$349,444

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2020 due to mature after one year:

	Fixed Rate	Variable Rate	Total > One Year

	(In thousands)
Commercial loans	$48,236	$48,949	$97,185
Commercial real estate loans	22,491	217,923	240,414

Total	$70,727	$266,872	$337,599

Variable rate loans are those loans with floating or adjustable interest rates.

C	Risk Elements

1.     Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, impaired loans and newly classified troubled debt restructurings at December 31, 2020, 2019, 2018, 2017 and 2016:

	December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Nonaccrual basis	$626	$1,452	$1,245	$1,395	$1,361
Accruing loans 90 days or greater past due	—	226	155	—	236
Total impaired loans	376	1,036	960	1,008	4,652
Impaired loan with related allowance for unconfirmed losses	72	—	400	410	693
Impaired loan without related allowance for unconfirmed losses	304	1,036	560	598	3,959
Troubled debt restructured loans	86	83	—	228	133

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $13,000 for the year ended December 31, 2020. Interest income that was recorded for the year on nonaccrual loans, totaled $68,000 for the year ended December 31, 2020.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

On December 27, 2020, the President signed into law the 2021 Consolidated Appropriations Act. The $900 billion relief package includes legislation that extends certain relief provisions from the March 2020 Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that were set to expire at the end of this year. CARES Act §4013 permitted financial institutions to suspend TDR assessment and reporting requirements under generally accepted accounting principles for loan modifications. Set to expire on December 31, 2020, this new legislation extends this relief to the earlier of 60 days after the national emergency termination date or January 1, 2022.

2.     Potential Problem Loans

The Company had no potential problem loans as of December 31, 2020 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13-15 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2020 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	2020	2019	2018	2017	2016

	(In thousands)
Loans
Gross loans outstanding	$443,491	$441,548	$409,684	$368,589	$356,721
Average loans outstanding	$446,256	$420,487	$382,164	$356,224	$343,243

Allowance for Loan Losses
Balance at beginning of year	$2,231	$2,043	$2,122	$2,341	$2,437
Loan charge-offs:
Commercial	69	18	—	49	2
Commercial real estate	225	431	—	81	108
Residential real estate	104	141	208	78	143
Installment	169	180	241	230	417
Total loan charge-offs	567	770	449	438	670

Loan recoveries
Commercial	23	1	3	52	78
Commercial real estate	—	—	2	2	102
Residential real estate	17	14	4	20	22
Installment	72	35	64	45	71
Total loan recoveries	112	50	73	119	273

Net loan charge-offs	455	720	376	319	397

Provision for loan losses	3,337	908	297	100	301

Balance at end of year	$5,113	$2,231	$2,043	$2,122	$2,341

Ratio of net charge-offs to average loans outstanding for the year	0.10%	0.17%	0.10%	0.09%	0.12%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2020, 2019, 2018, 2017 and 2016. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2020		2019		2018		2017		2016
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(In thousands)
Loan type
Commercial	$1,397	23.29%	$568	22.65%	$389	22.87%	$537	22.06%	$495	20.89%
Commercial real estate	1,821	55.51%	792	57.67%	672	54.54%	843	53.97%	804	53.73%
Residential real estate	1,471	19.34%	572	17.49%	519	19.23%	436	20.58%	591	21.35%
Installment	424	1.86%	299	2.19%	463	3.36%	218	3.39%	107	4.03%
General	—	N/A	—	N/A	—	N/A	88	N/A	344	N/A

Total	$5,113	100.00%	$2,231	100.00%	$2,043	100.00%	$2,122	100.00%	$2,431	100.00%

V	Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Section I of this “Statistical Disclosures by Bank Holding Companies” section and to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” on page 19 of our 2020 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

B	Maturity analysis of time deposits greater than $250,000.

At December 31, 2020, the time to remaining maturity for time deposits in excess of $250,000 was:

2020
(In thousands)
Three months or less	$664
Over three through six months	3,598
Over six through twelve months	2,946
Over twelve months	562

Total	$7,770

VI	Return on Equity and Assets

Our dividend payout ratio and equity to assets ratio were as follows:

	December 31,
	2020	2019	2018
Dividend Payout Ratio	41.01%	45.80%	63.41%
Equity to Assets	9.85%	8.74%	8.53%
Return on Average Assets	1.15%	1.07%	0.83%
Return on Average Equity	11.45%	12.52%	8.03%

VII	Short-Term Borrowings

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2020	2019	2018

	(Dollars in thousands)
Balance at December 31,	$12,705	$6,915	$8,068
Weighted average interest rate at December 31	0.29%	1.37%	1.06%
Average daily balance during the year	$12,524	$9,272	$12,874
Average interest rate during the year	0.29%	1.40%	1.13%
Maximum month-end balance during the year	$16,503	$13,441	$16,161

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

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 2	Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Branch Office Location	Owned or Leased	Location	Owned or Leased
Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Amesville, Ohio	Owned
St. Clairsville, Ohio	Owned	Nelsonville, Ohio	Owned
Dover, Ohio	Owned	Lancaster, Ohio	Owned
Dellroy, Ohio	Owned	Lancaster, Ohio	Owned
New Philadelphia, Ohio	Owned	Powhatan, Ohio	Owned
Strasburg, Ohio	Owned	Moundsville, WV	Owned
Tiltonsville, Ohio	Owned
Dillonvale, Ohio	Leased
St. Clairsville, Ohio	Owned

Loan Production Office Location	Owned or Leased
Wheeling, West Virginia	Leased

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

Refer to Page 9, “Shareholder Information” of the 2020 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 31, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2020 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference. Additional disclosure regarding dividend restrictions is also included under Part I, Item 1 of this 10-K in the section captioned “Supervision and Regulation.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #l 10/1/2020 to 10/31/2020	-		$		-	-
Month #2 11/1/2020 to 11/30/2020	5,330	(1)		$12.32	-	-
Month #3 12/1/2020 to 12/31/2020	-			-	-	-
Total	5,330	(1)		$12.32	-	-

(1)	All of these shares were purchased by the Company on the open market to fund acquisitions under the Company’s Directors and Officers Deferred Compensation Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. During the quarter ended December 31, 2020, the Plan purchased 5,330 shares at an average cost of $12.32, which were allocated to participant accounts. All purchases under the Plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof.

Item 6	Selected Consolidated Financial Data

Not Applicable

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 10-22, “Management’s Discussion and Analysis” of the 2020 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference.

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

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2020 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

Item 9	Changes In and Disagreements with Accountants

Not applicable.

Item 9A	Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company's principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2020, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31,2020. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board” and “Delinquent Section 16(a) Reports.”

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

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information December 31, 2020

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	320,000	$11.73	362,500
Equity compensation plans not approved by security holders
Total	320,000	$11.73	362,500

Item 13	Certain Relationships and Related Transactions

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

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm, appear on pages 25 through 85 of the United Bancorp, Inc. 2020 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2020 and 2019

Consolidated Statements of Income

Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.1	Description of Registrant’s Common Stock(4)

4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (11)

10.1	Randall M. Greenwood Change in Control agreement (3)

10.2	Scott A. Everson Change in Control Agreement (3)

10.3	Matthew F. Branstetter Change in Control Agreement (3)

10.4	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Glessner, Hoopingarner, Jones, McGehee, and Riesbeck. (5)

10.5	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering, Scott A. Everson, Matthew Branstetter and Randall M. Greenwood. (3)

10.6	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan. (9)

10.7	Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.8	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.9	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.10	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

10.11	United Bancorp, Inc. 2018 Stock Incentive Plan (10)

10.12	Form of Subordinated Note Purchase Agreement, dated May 14, 2019, by and among United Bancorp, Inc. and the Purchasers (12)

13	2020 Annual Report

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101	The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016

(3)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to Exhibit 4 to registrant’s 10-K filed with the Securities and Exchange Commission on March 20, 2020.

(5)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(6)	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchanges Commission on March 30, 2006.

(7)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on September 24, 2008.

(8)	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on April 22, 2008.

(9)	Incorporated by reference to Exhibit 10.10 to the registant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014

(10)	Incorporated by reference to Exhibit 10.1 to the registant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018

(11)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/ Scott A. Everson	March 19, 2021
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott A. Everson	March 19, 2021
Scott A. Everson, President & Chief Executive Officer

By:	/s/ Randall M. Greenwood	March 19, 2021
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/ Gary W. Glessner	March 19, 2021
Gary W. Glessner, Director

By:	/s/ John M. Hoopingarner	March 19, 2021
John M. Hoopingarner, Director

By:	/s/ Richard L. Riesbeck	March 19, 2021
Richard L. Riesbeck, Director