Form 10-Q
period 2021-03-31
UNITED BANCORP INC /OH/
filed 2021-05-07
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number:	0-16540

UNITED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1405357
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 7, 2021, 5,966,758 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and due from banks	$10,251	$11,637
Interest-bearing demand deposits	86,800	39,955
Cash and cash equivalents	97,051	51,592
Available-for-sale securities	146,313	158,067
Loans, net of allowance for loan losses of $4,807 and $5,113 at March 31, 2021 and December 31, 2020, respectively	445,227	438,378
Premises and equipment	13,665	13,743
Federal Home Loan Bank stock	4,097	4,177
Foreclosed assets held for sale, net	467	721
Core deposit and other intangible assets	673	710
Goodwill	682	682
Accrued interest receivable	2,581	2,901
Bank-owned life insurance	18,226	18,109
Other assets	4,274	4,322
Total assets	$733,256	$693,402
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$401,963	$376,287
Savings	131,677	122,549
Time	74,382	80,699
Total deposits	608,022	579,535
Securities sold under repurchase agreements	27,180	12,705
Subordinated debentures	23,619	23,604
Deferred federal income tax	1,629	2,185
Interest payable and other liabilities	6,084	7,045
Total liabilities	666,534	625,074
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	---	---
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,046,351 shares at March 31, 2021, and 6,046,351 shares at December 31, 2020; outstanding – 5,808,055 and 5,791,853 shares at March 31, 2021 and December 31, 2020, respectively	6,046	6,046
Additional paid-in capital	23,174	23,166
Retained earnings	32,958	32,497
Stock held by deferred compensation plan; 158,703 and 174,905 shares at March 31, 2021 and December 31, 2020	(1,580)	(1,675)
Accumulated other comprehensive income	7,113	9,283
Treasury stock, at cost 79,593 and 79,593 shares at March 31, 2021 and December 31, 2020, respectively	(989)	(989)
Total stockholders’ equity	66,722	68,328
Total liabilities and stockholders’ equity	$733,256	$693,402

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2021 and 2020

(In thousands, except per share data)

(Unaudited)

	2021	2020
Interest and Dividend Income
Loans, including fees	$4,913	$5,842
Securities
Taxable	29	223
Non-taxable	1,108	1,197
Federal funds sold	11	29
Dividends on Federal Home Loan Bank and other stock	27	28
Total interest and dividend income	6,088	7,319
Interest Expense
Deposits	406	1,121
Borrowings	369	564
Total interest expense	775	1,685
Net Interest Income	5,313	5,634
Provision (Credit) for Loan Losses	(205)	563
Net Interest Income After Provision for Loan Losses	5,518	5,071
Noninterest Income
Service charges on deposit accounts	592	659
Realized gains on sales of securities	---	69
Realized gains on sales of loans	75	6
Earnings on bank-owned life insurance	182	195
Other income	77	115
Total noninterest income	926	1,044
Noninterest Expense
Salaries and employee benefits	2,304	2,346
Occupancy and equipment	600	606
Professional services	319	277
FDIC insurance	50	44
Insurance	129	118
Franchise and other taxes	134	122
Advertising	113	75
Stationery and office supplies	23	26
Amortization of intangibles	37	37
Other expenses	740	759
Total noninterest expense	4,449	4,410
Income Before Federal Income Taxes	1,995	1,705
Provision for Federal Income Taxes	87	126
Net Income	$1,908	$1,579
Basic Earnings Per Share	$0.33	$0.28
Diluted Earnings Per Share	$0.33	$0.28
Dividends Per Share (including special dividend of $0.10 in March 2021)	$0.2425	$0.1425

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended March 31, 2021 and 2020

(In thousands, except per share data)

(Unaudited)

	2021	2020
Net Income	$1,908	$1,579
Other comprehensive income (loss), net of tax
Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of taxes $14 for the three months ended March 31, 2020	---	(55)
Unrealized holding (loss) gains on available-for-sale securities during the period, net of (benefits) taxes of $(577) and $707 for each respective period	(2,170)	2,716

Comprehensive (Loss) income	$(262)	$4,240

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(In thousands except per share data)

(Unaudited)

			Treasury	Shares		Accumulated
		Additional	Stock and	Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance January 1, 2020	5,959	22,871	(2,121)	(228)	27,905	5,536	59,922
Net income	––	––	––	––	1,579	––	1,579
Other comprehensive income	––	––	––	––	––	2,661	2,661
Cash dividends - $0.1425 per share	––	––	––	––	(840)	––	(840)
Restricted stock activity	10	(10)	---	––	––	––	––
Shares purchase for deferred compensation plan	––	(137)	137	––	––	––	––
Repurchase of common stock	––	---	(526)	––	––	––	(526)
Expense related to share-based compensation plans	––	73		––	––	––	73
Amortization of ESOP	––	---	––	79	––	––	79
Balance, March 31, 2020	$5,969	22,797	(2,510)	(149)	28,644	8,197	62,948
Balance January 1, 2021	6,046	23,166	(2,664)	---	32,497	9,283	68,328
Net income	––	––	––	––	1,908	––	1,908
Other comprehensive loss	––	––	––	––	––	(2,170)	(2,170)
Cash dividends - $0.2425 per share	––	––	––	––	(1,447)	––	(1,447)
Shares purchased for deferred compensation plan	––	(95)	95	––	––	––	––
Expense related to share-based compensation plans	––	103	––	---	––	––	103
Balance, March 31, 2021	$6,046	$23,174	$(2,569)	$ ---	$32,958	$7,113	$66,722

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	2021	2020
Operating Activities
Net income	$1,908	$1,579
Items not requiring (providing) cash
Depreciation and amortization	287	289
Amortization of intangible asset	37	37
Premium amortization on securities	94	326
Provision (Credit) for loan losses	(205)	563
Gain on sale foreclosed assets held for sale	(72)	---
Gain on sale of loans	(75)	(6)
Expense related to share based compensation programs	103	74
Increase in value of bank-owned life insurance	(117)	(135)
Gain on sale of available-for-sale securities	---	(69)
Originations of loans held for sale	(4,112)	(226)
Proceeds from sale of loans held for sale	4,187	232
Expense related to share-based compensation plans and ESOP	---	78
Amortization of debt instrument costs	15	15
Net change in accrued interest receivable and other assets	293	(313)
Net change in accrued expenses and other liabilities	(941)	(493)

Net cash provided by operating activities	1,402	1,951

Investing Activities
Purchase of available-for-sale securities	---	(19,647)
Proceeds from calls/redemptions of available-for-sale securities	8,914	6,073
Proceeds from sales of available-for-sale securities	---	8,070
Net change in loans	(6,629)	(6,868)
(Purchase) redemption of FHLB Stock	80	(440)
Proceeds from sales of foreclosed assets held for sale	385	---
Purchases of premises and equipment	(208)	(1,037)

Net cash provided by (used in) investing activities	2,542	(13,849)

Financing Activities
Net change in deposits	$28,487	$7,449
Net change in securities sold under repurchase agreements	14,475	7,672
Net change in Federal Home Loan Bank advances	---	11,200
Repurchase of common stock	---	(526)
Cash dividends paid	(1,447)	(840)

Net cash provided by financing activities	41,515	24,955

Increase in Cash and Cash Equivalents	45,459	13,057

Cash and Cash Equivalents, Beginning of Period	51,592	14,985

Cash and Cash Equivalents, End of Period	$97,051	$28,042

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$450	$1,706

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:	Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2021, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2020 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2020 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties in Ohio and Marshall and Ohio Counties in West Virginia and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Amesville, Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, Powhatan Point, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, Tiltonsville, Ohio and Moundsville West Virginia.

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended March 31, 2021
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,908
Less allocated earnings on non-vested restricted stock	(78)
Less allocated dividends on non-vested restricted stock	(25)
Net income allocated to common stockholders	1,805
		5,472,033
Basic and diluted earnings per share			$0.33

	Three Months Ended March 31, 2020
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,579
Less allocated earnings on non-vested restricted stock	(32)
Less allocated dividends on non-vested restricted stock	(35)
Net income allocated to common stockholders	1,512
		5,463,739
Basic and diluted earnings per share			$0.28

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2017.

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

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

	(In thousands)
Available-for-sale Securities:
March 31, 2021:
U.S. government agencies	$4,000	$22	$	---	$4,022

Subordinated notes	4,500	25		(2)	4,523
State and municipal obligations	125,998	$11,770		---	137,768
Total debt securities	$134,498	$11,817		$(2)	$146,313

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2020:
U.S. government agencies	$10,000	$53	$	---	$10,053

Subordinated notes	4,500	6		(1)	4,505
State and municipal obligations	129,006	$14,503		---	143,509
Total debt securities	$143,506	$14,562		$(1)	$158,067

The amortized cost and fair value of available-for-sale securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost		Fair Value

	(In thousands)
Under 1 year	$	---	$	---
One to five years		---		---
Five to ten years		8,500		8,545
Over ten years		125,998		137,768

Totals		$134,498		$146,313

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $57.2 million and $55.8 million at March 31, 2021 and December 31, 2020, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2021 was $998,000, which represented less than 1% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2020 was $1.0 million, which represented less than 1% of the Company’s available-for-sale.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021:

	March 31, 2021
	Less than 12 Months				12 Months or More				Total
Description of Securities	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value		Unrealized Losses

(In thousands)
U.S. Government agencies	$	---	$	---	$	---	$	---	$	---	$	---
State and municipal obligations		---		---		---		---		---		---
Subordinated notes		998		(2)		---		---		998		(2)
Total temporarily impaired securities		$998		$(2)	$	---	$	---		$998		$(2)

	December 31, 2020
	Less than 12 Months				12 Months or More				Total
Description of Securities	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value		Unrealized Losses

(In thousands)
US government agencies	$	---	$	---	$	---	$	---	$	---	$	---
Subordinated notes		---		---		1,000		(1)		1,000		(1)
State and municipal obligations	$	---				---		---		---
Total temporarily impaired securities	$	---	$			$1,000		$(1)		$1,000		$(1)

The unrealized losses on the Company’s investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the quarter ended March 31, 2020 the Company sold $8.0 million of US Government Agency bonds for a total gain of approximately $69,000. There were no sales of investment securities for the three months ended March 31, 2021.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2021	2020

	(In thousands)
Commercial loans	$99,728	$103,277
Commercial real estate	254,577	246,167
Residential real estate	88,114	85,789
Installment loans	7,615	8,258

Total gross loans	450,034	443,491

Less allowance for loan losses	(4,807)	(5,113)

Total loans	$445,227	$438,378

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2021

	Commercial		Commercial Real Estate	Residential		Installment		Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period		$1,397	$1,821		$1,471		$424	$5,113
Provision (credit) charged to expense		(98)	(1)		(75)		(31)	(205)
Losses charged off		(78)	---		(17)		(18)	(113)
Recoveries		---	---		2		10	12
Balance, end of period		$1,221	$1,820		$1,381		$385	$4,807
Ending balance: individually evaluated for impairment	$	---	$85	$	---	$	---	$85
Ending balance: collectively evaluated for impairment		$1,221	$1,735		$1,381		$385	$4,722

Loans:
Ending balance: individually evaluated for impairment	$	---	$2,594		$114	$	---	$2,708
Ending balance: collectively evaluated for impairment		$99,728	$251,983		$88,000		$7,615	$447,326

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2020

	Commercial	Commercial Real Estate		Residential		Installment		Total
(In thousands)
Allowance for loan losses:
Balance, beginning of period	$568		$792		$572		$299	$2,231
Provision charged to expense	529		19		1		14	563
Losses charged off	(42)		(30)		(6)		(31)	(109)
Recoveries	---		---		---		23	23
Balance, end of period	$1,055		$781		$567		$305	$2,708
Ending balance: individually evaluated for impairment	$16	$	---	$	---	$	---	$16
Ending balance: collectively evaluated for impairment	$1,039		$781		$567		$305	$2,692

Loans:
Ending balance: individually evaluated for impairment	$138		$758		$505	$	---	$1,401
Ending balance: collectively evaluated for impairment	$106,338		$251,593		$79,646		$9,359	$446,936

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2020

	Commercial	Commercial Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$––	$1	$––	$––	$1
Ending balance: collectively evaluated for impairment	$1,397	$1,820	$1,471	$424	$5,112

Loans:
Ending balance: individually evaluated for impairment	$80	$182	$114	$––	$376
Ending balance: collectively evaluated for impairment	$103,197	$245,985	$85,675	$8,258	$443,115

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	March 31, 2021
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$99,721	$248,895	$88,000	$7,615	$444,231
Special Mention	7	2,885	---	---	2,892
Substandard	---	2,797	114	---	2,911
Doubtful	---	---	---	---	---

	$99,728	$254,577	$88,114	$7,615	$450,034

	December 31, 2020
Loan Class	Commercial	Commercial Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$103,181	$239,862	$85,675	$8,258	$436,976
Special Mention	15	3,422	---	---	3,437
Substandard	81	2,883	114	---	3,078
Doubtful	---	---	---	---	---

	$103,277	$246,167	$85,789	$8,258	$443,491

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

Loan Portfolio Aging Analysis

As of March 31, 2021

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing		Greater Than 90 Days and Accruing		Non Accrual		Total Past Due and Non Accrual	Current	Total Loans Receivable

	(In thousands)
Commercial	$124	$	---	$	---	$	---	$124	$99,604	$99,728
Commercial real estate	---		---		---		2,586	2,586	251,991	254,577
Residential	---		74		---		377	451	87,663	88,114
Installment	---		---		---		19	19	7,596	7,615
Total	$124		$74	$	---		$2,982	$3,180	$446,854	$450,034

Loan Portfolio Aging Analysis

As of December 31, 2020

	30-59 Days Past Due and Accruing		60-89 Days Past Due and Accruing		Greater Than 90 Days and Accruing		Non Accrual	Total Past Due and Non Accrual	Current	Total Loans Receivable

	(In thousands)
Commercial	$	---	$	---	$	---	$83	$83	$103,194	$103,277
Commercial real estate		---		---		---	98	98	246,069	246,167
Residential		120		59		---	445	624	85,165	85,789
Installment		7		20		---	---	27	8,231	8,258
Total		$127		$79	$	---	$626	$832	$442,659	$443,491

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of March 31, 2021						Three Months Ended March 31, 2021
	Recorded Balance		Unpaid Principal Balance		Specific Allowance		Average Investment in Impaired Loans		Interest Income Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$	---	$	---	$	---	$	---	$	---
Commercial real estate		105		105		---		112		---
Residential		114		114		---		118		---
		219		219		---		230		---
Loans with a specific valuation allowance:
Commercial		---		---		---		---		---
Commercial real estate		2,489		2,489		85		2,489		---
Residential		---		---		---		---		---
		2,489		2,489		85		2,489		---
Total:
Commercial	$	---	$		$	---	$	---	$	---
Commercial real estate		$2,594		$2,594		$85		$2,601	$	---
Residential		$114		$114	$	---		$118	$	---

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

	As of December 31, 2020				Three Months Ended March 31, 2020
	Recorded Balance		Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans		Interest Income Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial		$80	$80	$—		$101		$7
Commercial real estate		110	196	—		761		---
Residential		114	121	—		590		2
Installment		---	14	—		---		---
		304	411	—		1,452		9
Loans with a specific valuation allowance:
Commercial				—		42		1
Commercial real estate		72	$72	1		---		---
Residential		––	––	—		---		---
		72	72	1		42		1
Total:
Commercial		$80	$80	$—		$143		$8
Commercial real estate		$182	268	$1		$761	$	---
Residential		$114	121	$—		$590		$2
Installment	$	---	14	$—	$	---	$	---

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

Three Months ended March 31, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

(In thousands)
Commercial	1	$86	$67
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2021
	Interest Only	Term	Combination	Total Modification

(In thousands)
Commercial	$—	$67	$—	$67
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Three Months ended March 31, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(In thousands)
Commercial	2	$83	$83
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2020
	Interest Only	Term	Combination	Total Modification

(In thousands)
Commercial	$—	$83	$—	$83
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2021 and 2020, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:	Benefit Plans

Pension expense includes the following:

	Three months ended March 31,
	2021	2020

	(In thousands)
Service cost	$132	$98
Interest cost	60	59
Expected return on assets	(122)	(117)
Amortization of prior service cost and net loss	45	13

Pension expense	$115	$53

All components of pension expense are reflected within the salaries and employee benefits line of the income statement.

Note 5:	Off-balance-sheet Activities

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2021	2020

	(In thousands)
Commercial loans unused lines of credit	$63,153	$49,384
Commitment to originate loans	60,710	49,035
Consumer open end lines of credit	38,167	39,559
Standby lines of credit	46	22

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2021	December 31, 2020

	(In thousands)
Net unrealized gain (loss) on securities available-for-sale	$11,815	$14,561
Net unrealized loss for unfunded status of defined benefit plan liability	(2,810)	(2,810)
	9,005	11,751
Less: Tax effect	(1,892)	(2,468)
Net-of-tax amount	$7,113	$9,283

Reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2021 and 2020 and the affected line items in the Consolidated Financial Statements of Income were as follows:

	2021		2020

	(In thousands)
Realized gains on securities available-for-sale	$	---	$69
Less provision for federal income taxes		---	14
Reclassification adjustment, net of taxes	$	---	$55

Note 7:	Fair Value Measurements

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
March 31, 2021
U.S. government agencies	$4,022	$—	$4,022	$—
Subordinated Notes	$4,523	—	$4,523	—
State and municipal obligations	$137,768	—	$137,768	—

December 31, 2020
U.S. government agencies	$10,053	$—	$10,053	$—
Subordinated Notes	$4,505	—	$4,505	—
State and municipal obligations	$143,509	$—	$143,509	$—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
March 31, 2021
Collateral dependent impaired loans	$2,489	$—	$—	$2,489
Foreclosed assets held for sale	—	—	—	—

December 31, 2020
Collateral dependent impaired loans	$71	$—	$—	$71
Foreclosed assets held for sale	—	—	—	—

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/21	Valuation Technique	Unobservable Inputs	Range

	(In thousands)
Collateral-dependent impaired loans	$2,489	Market comparable properties	Comparability adjustments	5% - 10%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value at 12/31/20	Valuation Technique	Unobservable Inputs	Range

	(In thousands)
Collateral-dependent impaired loans	$71	Market comparable properties	Comparability adjustments	5% - 10%

There were no significant changes in the valuation techniques used during 2020.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
March 31, 2021:

Financial assets
Cash and cash equivalents	$97,051	$97,051	$—	$—
Loans, net of allowance	445,227	—	—	443,931
Federal Home Loan Bank stock	4,097	—	4,097	—
Accrued interest receivable	2,581	—	2,581	—

Financial liabilities
Deposits	608,022	—	608,434	—
Short term borrowings	27,180	—	27,180	—
Subordinated debentures	23,619	—	21,246	—
Interest payable	549	—	549	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2020:

Financial assets
Cash and cash equivalents	$51,592	$51,592	$––	$––
Loans, net of allowance	438,378	––	––	436,893
Federal Home Loan Bank stock	4,177	––	4,177	––
Accrued interest receivable	2,901	––	2,901	––

Financial liabilities
Deposits	579,535	––	580,130	––
Short term borrowings	12,705	––	12,705	––
Subordinated debentures	23,604	––	21,989	––
Interest payable	224	––	224	––

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2021 and December 31, 2020.

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

March 31, 2021	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$27,180	––	––	––	$27,180
Total	$27,180	$––	$––	$––	$27,180

(In thousands)

December 31, 2020	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase Agreements
U.S. government agencies	$12,705	$––	$––	$––	$12,705
Total	$12,705	$––	$––	$––	$12,705

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $32.6 million at March 31, 2021 and $30.1 million at December 31, 2020. Declines in the fair value would require the Company to pledge additional securities.

Note 9:	Core Deposits and Other Intangible Assets

The following table shows the changes in the carrying amount of goodwill for March 31, 2021 and December 31, 2020 (in thousands):

	March 31 , 2021	December 31, 2020
Balance beginning of year	$682	$682
Additions from acquisition	––	––
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at March 31, 2021 and December 31, 2020 were as follows (in thousands):

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2021			Year Ended December 31, 2020
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$1,041	368	673	1,041	331	710

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of March 31, 2021 is as follows (in thousands):

2021	$116
2022	150
2023	150
2024	150
2025	110

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.   At the conclusion of the assessment, the Company determined that as of March 31, 2021 it was more likely than not that the fair value exceeded its carrying values.  The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of March 31, 2021, as compared to December 31, 2020, and the results of operations for the three months ended March 31, 2021, compared to the same period in 2020. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. reported diluted earnings per share of $0.33 and net income of $1,908,000 for the three months ended March 31, 2021, as compared to its previous first quarter record level for diluted earnings per share of $0.28, which was achieved in the first quarters of both 2019 and 2020. Even though our economy has not fully recovered from the impact of the events that have occurred over the course of the past twelve months, United Bancorp, Inc. reported record earnings performance for the first three months of 2021. For the quarter ending March 31, 2021, our Company achieved net income of $1,908,000 and diluted earnings per share of $0.33, which was an increase of $329,000, or 21%, and $0.05, or 18%, respectively over the previous year. We are truly proud of these earnings levels, which reflect record performance for our Company for the first quarter. Our Company achieved this level of earnings performance even though we only saw marginal growth in our loan portfolio and a fairly substantial decline in our securities portfolio balances. As of March 31, 2021, gross loans were $450.0 million, which was an increase of $1.7 million, or 0.38%, over the previous year. In addition, securities and other restricted stock was $150.4 million, which was a decrease of $51.4 million, or 25.5%, from the previous year. Each of these levels are reflective of the conservative posturing that our Company has taken since the inception of the COVID-19 pandemic. In particular, the decline in our securities and other restricted stock is related to the sale of approximately $32.0 million in agency and municipal investment securities, which produced significant gains for our Company last year in the second and third quarters. We firmly believe that this was a prudent action to take last year to help fortify our loan loss reserve and protect our bottom line net income. But, this action--- along with weaker loan production in this current economic environment--- has led to a reduction in the level of both interest income and loan fees generated in the current year. As of March 31, 2021, total interest income, including loan fees, was down $1.23 million, or 16.8%, from the previous year. We are optimistic that as our economy starts to recover more fully, as we are starting to see in recent months, that we will have better opportunities to leverage our securities portfolio more in-line with our previous level and ramp-up our loan production to levels at which we are more historically accustomed; therefore, increasing our level of higher yielding earning assets and generating more interest and loan fee income.

As previously disclosed, our Company was properly positioned from a liability-sensitivity perspective to benefit from the rapid decline in interest rates last year. Even though we saw a significant inflow of retail funding over the course of the past twelve months, as most financial institutions have, we were able to lower our interest expense levels to help mitigate the decline in the level of net interest income that our Company achieved in this highly volatile environment. As of March 31, 2021, total deposits increased $52.5 million or 9.5%. We saw low cost retail funding, consisting of demand and savings balances, increase by $77.1 million, or 16.9%, while our higher-cost time deposit balances declined by $24.6 million or 24.9%. Even with the overall increase in our total deposits, we were able to reduce total interest expense by $910,000, or 54.0%, year-over-year. Although we were able to substantially reduce total interest expense, our Company still experienced an overall decrease in the level of net interest income that it achieved of $321,000, a decline of 5.7% from the previous year.

United Bancorp has successfully maintained overall strength and stability within our loan portfolio over the course of the COVID-19 pandemic and this trend continues for our Company. We continue to have very solid credit quality-related metrics supported by a relatively low level of nonaccrual loans and loans past due 30 plus days, which were $3.18 million, or 0.71% of total loans as of March 31, 2021, compared to $2.62 million, or 0.58%, the previous year. This slight increase is attributed to one hospitality-related loan that went on non-accrual status during the first quarter of this year with a balance of approximately $2.5 million for which we allocated a portion to specific reserves. Barring this one-off situation, our overall levels in this area have declined over the course of the past twelve months. Further, net loans charged off, excluding overdrafts, was $91,000, or 0.09% annualized. Giving strong consideration to our overall solid credit related metrics and the improving economy, our Company had credit reserve releases of $205,000 during the first quarter of 2021. Even with this aforementioned release, our total allowance for loan losses total loans was 1.07% as of quarter end, versus 0.60% the previous year. Our Company continues to be very well capitalized with equity to assets as of the most recent quarter end of 9.1% and total shareholders’ equity of $66.7 million, an increase of $3.8 million, or 6.0%, over the previous year.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Even though we achieved record earnings performance, United Bancorp is starting to feel the negative impact of the lingering slow-down of our economy. Although we are beginning to see the proverbial light at the end of the tunnel regarding improvement within our economy, we are currently experiencing a slow-down in the growth of our earning assets--- primarily our “high return” assets such as loans and municipal securities--- and, an extreme build-up of our cash balances at the Federal Reserve Bank (FRB) due to the mass inflow of retail-based funding related to the various governmental efforts to stimulate our stagnant economy over the course of this past year. With this reality, this past quarter we experienced a decline in the year-over-year growth in our net interest income and compression of our net interest margin for the first time in several years. We are relieved to see the accelerating recovery of our economy in recent months. Although things continue to remain uncertain and we are not at the end of the tunnel yet, we are highly optimistic that our economy will trend more toward pre-COVID-19 pandemic levels within the next twelve to twenty-four months as the impacts of both the vaccine and government stimulus take root. With this normalization of our economy, we anticipate that we will see an increased demand for our consumer and commercial loan products and a better opportunity to, once again, more fully leverage our investment portfolio. Each of these should have a positive impact on the level of total interest income and fees that our Company generates. In addition, we anticipate either more effectively deploying or seeing runoff in the balances that we currently have parked at the FRB earning a mere ten (10) basis points. Each of these should have a positive impact on the level of net interest income that our Company realizes and our overall net interest margin.

United Bancorp remains highly focused on protecting the investment of our shareholders and rewarding them at a high level by growing their value and paying an attractive dividend. Accordingly, we will always focus on being an efficient, productive and profitable company that is well capitalized. In these areas, our shareholders have been nicely rewarded with a year-over-year increase in the cash dividends paid of $0.10, or 70.2% (inclusive of a special cash dividend of $0.10 paid in the first quarter of this year), and a market value increase of $3.30, or 30.0%, to a level of $14.32 as of March 31, 2021. These past twelve months have been very challenging ones for our Company but these challenges have made us a more fundamentally sound company with a focus on the potential of the future. Focusing internally, we have improved many of our processes over the course of the past year, which has led to various efficiency gains and optimization of our delivery. We have eliminated unnecessary expenses while spending money on our technological infrastructure, so that we can more effectively compete within our industry delivering our services in a manner that is demanded by the markets that we proudly serve. As we progress into this current year, we will continue keenly focusing on these two areas in order to remain relevant. Although the COVID-19 pandemic and related economic slowdown took us off our course of growth, we still have our sights set on becoming a $1.0 billion community banking organization in order to be at a scale to achieve what we seek. We can only realize this vision by having robust organic growth and capitalizing on acquisition related opportunities for which our Company is strongly positioned at present. With the current economic rebound that we are experiencing, we firmly believe that we will see growth relating to each of these aforementioned areas in the near term.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At March 31, 2021, gross loans were $450.0 million, compared to $443.5 million at December 31, 2020, an increase of $6.5 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $4.9 million increase in commercial and commercial real estate loans and a $2.3 million increase in real estate lending and a $644,000 decrease in installment loans since December 31, 2020.

Commercial and commercial real estate loans comprised 78.7% of total loans at March 31, 2021, compared to 78.8% at December 31, 2020. Commercial and commercial real estate loans have increased $4.9 million, or 1.4% since December 31, 2020. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 1.7% of total loans at March 31, 2021 and 1.9% at December 31, 2020. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $644,000, or 7.8%, since December 31, 2020. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 19.6% of total loans at March 31, 2021 and 19.3% at December 31, 2020, representing an increase of $2.3 million, or 2.7% since December 31, 2020. At March 31, 2021, the Company did not hold any loans for sale.

The allowance for loan losses totaled $4.8 million at March 31, 2021, which represented 1.07% of total loans, and $5.1 million at December 31, 2020, or 1.15% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan charge-offs (exclusive of overdrafts net charge-offs of $9,000) for the three months ended March 31, 2021 were approximately $92,000. Net loans charged off increased approximately $28,000 for the three months ended March 31, 2021 as compared to the same period in 2020.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2021 decreased approximately $11.8 million from December 31, 2020 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2021, total core deposits (interest and non interest bearing accounts and savings) increased approximately $29.1 million, or 5.1% from December 31, 2020 totals. The Company’s savings accounts increased $9.1 million or 7.5% from December 31, 2020 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $25.7 million while certificates of deposit under $250,000 decreased by $5.7 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2021, certificates of deposit greater than $250,000 decreased $628,000 or 8.4%, from December 31, 2020 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $14.5 million from December 31, 2020 totals.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net Income

The reported diluted earnings per share was $0.33 for the quarter ended March 31, 2021 compared to $0.28 for the quarter ended March 31, 2020.

Net Interest Income

Net interest income decreased $321,000 or 5.7% for the three months ended March 31, 2021 compared to the same period in 2020. With overall interest rates at historical low the Company will be challenged to maintain the current level of net interest income.

Provision for Loan Losses

The provision for loan losses was a credit to expense of $205,000 for the three months ended March 31, 2021, compared to provision expense of $563,000 for the same period in 2020. With the overall concerns with the COVID-19 pandemic and employment metrics gaining momentum, the Company released a small portion of its reserve related to COVID-19 during the three months ended March 31, 2021.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Noninterest Income

Noninterest income of the Company was decreased $118,000 year-over-year. This decrease was in part due to the decrease in service charge income by $67,000.

Noninterest Expense

The Company saw its noninterest expense increase by $39,000 or less than 1% year-over-year. Salary and employee benefits decreased $42,000 or 1.8% year over year. This decrease was offset by an increase in Professional fees by $42,000 year over year.

Federal Income Taxes

The provision for federal income taxes was $87,000 for the three months ended March 31, 2021, a decrease of $39,000 compared to the same period in 2020. The effective tax rate was approximately 4.4% and 7.4% for the three months ended March 31, 2021 and 2020, respectively.

COVID-19: Update on Company Action and Ongoing Risks

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. As a result of the spread of COVID-19, economic uncertainties arose which can ultimately affect the financial position, results of operations and cash flows of the Company as well as the Company’s customers. The Coronavirus Aid, Relief, and Economic Security Act passed by Congress in March 2020 (CARES Act) included relief for individual Americans, health care workers, small businesses and certain industries hit hard by the COVID-19 pandemic.  The Coronavirus Response and Relief Supplemental Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act affecting the Company into 2021. Key banking provisions under this legislation include the following:

•	An additional $284.6 billion in Paycheck Protection Program (PPP) funding for loans to small businesses, including for borrowers who have previously received a PPP loan.

•	A one-page simplified forgiveness process for PPP loans under $150,000.

•	Clarification to various CARES Act provisions, the tax treatment of PPP expenses, lender responsibilities for agent fees, and lender “hold harmless” protections under the PPP and other laws.

•	A further delay in Troubled Debt Restructuring (TDR) accounting until 60 days after the termination of the national emergency, or January 1, 2022.

•	A further optional delay in Current Expected Credit Loss (CECL) accounting until January 1, 2022.

•	A new round of Economic Impact Payments (EIPs) for consumers, with aggressive distribution timelines and new exemptions from garnishments.

•	Significant added support for Community Development Financial Institutions (CDFIs) and Minority Depository Institutions (MDIs).

•	Funding for agricultural support programs and for renter assistance programs.

•	Termination of existing Federal Reserve emergency lending authority under the CARES Act, while preserving the Fed’s general 13(3) emergency authority existing prior to that Act.

As of March 31, 2021, the Bank has $6.3 million of outstanding loans that were modified and are paying interest only and $4.1 million of loans on total payment deferrals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $66.7 million at March 31, 2021, compared to $68.3 million at December 31, 2020, a $1.6 million decrease. Total average stockholders’ equity in relation to total assets was 9.10% at March 31, 2021 and 9.85% at December 31, 2020. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.49%
Tier 1 capital ratio	13.27%
Total capital ratio	18.11%
Leverage ratio	9.91%

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

Smaller Reporting Companies are not required to provide this disclosures.

ITEM 4.	Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.	Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2020, filed on March 20, 2021.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 1/1/2021 to 1/31/2021	––		––	––	––
Month #2 2/1/2021 to 2/28/2021	---	$	---	––	––
Month #3 3/1/2021 to 3/31/2021	---		---	––	––

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX-4.1	Description of Registrant’s Common Stock (3)

EX 4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (4)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

(3)	Incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020.

(4)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ United Bancorp, Inc.

Date: May 7, 2021	By:	/s/ Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 7, 2021	By:	/s/ Randall M. Greenwood
Randall M. Greenwood
EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL AND RISK OFFICER