Form 10-Q
period 2021-06-30
UNITED BANCORP INC /OH/
filed 2021-08-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           June 30, 2021

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

Yes ⌧       No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes     ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 12, 2021, 5,808,478 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and due from banks	$8,314	$11,637
Interest-bearing demand deposits	78,035	39,955
Cash and cash equivalents	86,349	51,592
Available-for-sale securities	144,392	158,067
Loans, net of allowance for loan losses of $4,542 and $5,113 at June 30, 2021 and December 31, 2020, respectively	454,125	438,378
Premises and equipment	13,621	13,743
Federal Home Loan Bank stock	3,897	4,177
Foreclosed assets held for sale, net	415	721
Core deposit intangible assets	635	710
Goodwill	682	682
Accrued interest receivable	2,624	2,901
Bank-owned life insurance	18,334	18,109
Other assets	5,261	4,322
Total assets	$730,335	$693,402

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$399,574	$376,287
Savings	135,185	122,549
Time	69,391	80,699
Total deposits	604,150	579,535
Securities sold under repurchase agreements	24,327	12,705
Subordinated debentures	23,634	23,604
Interest payable and other liabilities	8,848	9,230
Total liabilities	660,959	625,074

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,046,351 shares June 20, 2021 and December 31, 2020 – 6,046,351 shares; outstanding 2021 – 5,798,478; 2020 – 5,791,853	6,046	6,046
Additional paid-in capital	23,368	23,166
Retained earnings	34,277	32,497
Stock held by deferred compensation plan; 2021 – 168,280 shares, 2020 – 174,905 shares	(1,671)	(1,675)
Unearned ESOP compensation	—	—
Accumulated other comprehensive income	8,345	9,283
Treasury stock, at cost 2021 – 79,593 shares, 2020 – 79,593 shares	(989)	(989)
Total stockholders’ equity	69,376	68,328
Total liabilities and stockholders’ equity	$730,335	$693,402

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$5,091	$5,425	$10,004	$11,267
Taxable securities	21	193	50	416
Non-taxable securities	1,086	1,299	2,194	2,496
Federal funds sold	20	4	31	33
Dividends on Federal Home Loan Bank stock and other	15	28	42	56
Total interest and dividend income	6,233	6,949	12,321	14,268
Interest expense
Deposits
Demand	72	523	167	1,128
Savings	4	7	11	23
Time	263	449	567	949
Borrowings	337	448	706	1,012
Total interest expense	676	1,427	1,451	3,112
Net interest income	5,557	5,522	10,870	11,156
Provision (Credit) for loan losses	(250)	1,408	(455)	1,971
Net interest income after provision (Credit) for loan losses	5,807	4,114	11,325	9,185
Noninterest income
Service charges on deposit accounts	809	671	1,401	1,330
Realized gains on sales of available-for-sale securities	—	1,181	—	1,250
Realized gains on sales of loans	88	40	164	46
Other income	245	264	503	574
Total noninterest income	1,142	2,156	2,068	3,200

Noninterest expense
Salaries and employee benefits	2,331	2,296	4,635	4,642
Net occupancy and equipment expense	574	609	1,174	1,215
Professional services	328	371	647	648
Insurance	130	112	259	230
Deposit insurance premiums	49	46	98	90
Franchise and other taxes	140	125	274	247
Advertising	112	143	225	218
Stationery and office supplies	28	26	51	52
Amortization of core deposit premium	38	38	75	75
Other expenses	820	813	1,561	1,572
Total noninterest expense	4,550	4,579	8,999	8,989
Income before federal income taxes	2,399	1,691	4,394	3,396

Federal income taxes	214	16	301	142
Net income	$2,185	$1,675	$4,093	$3,254

EARNINGS PER COMMON SHARE
Basic	$0.38	$0.29	$0.71	$0.57
Diluted	$0.38	$0.29	$0.71	$0.57
DIVIDENDS PER COMMON SHARE	$0.1450	$0.1425	$0.3875	$0.285

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$2,185	$1,675	$4,093	$3,254
Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of taxes $248 and $263 for the three and six months ended June 30, 2020	—	(933)	—	(987)
Unrealized holding gains (losses) on securities during the period, net of tax (benefit) of $327, $816, ($249) and $1,538 for each respective period	1,232	3,070	(938)	5,785
Comprehensive income	$3,417	$3,812	$3,155	$8,052

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(In thousands except per share data)

(Unaudited)

	Three Months Ended
			Treasury	Shares		Accumulated
		Additional	Stock and	Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance April 1, 2020	5,969	22,797	(2,510)	(149)	28,644	8,197	62,948
Net income	—	—	—	—	1,675	—	1,675
Other comprehensive income	—	—	—	—	—	2,137	2,137
Cash dividends - $0.1425 per share	—	—	—	—	(840)	—	(840)
Shares purchased for deferred compensation plan	—	45	(45)	—	—	—	—
Restricted stock activity	(3)	3	—	—	—	—	—
Amortization of ESOP	—	—	—	65	—	—	65
Balance, June 30, 2020	$5,966	$22,845	$(2,555)	$(84)	$29,479	$10,334	$65,985

Balance April 1, 2021	6,046	23,174	(2,569)	—	32,958	7,113	66,722
Net income	—	—	—	—	2,185	—	2,185
Other comprehensive income	—	—	—	—	—	1,232	1,232
Cash dividends - $0.1450 per share	—	—	—	—	(866)	—	(866)
Shares purchased for deferred compensation plan	—	91	(91)	—	—	—	—
Restricted stock activity	—	103	—	—	—	—	103
Amortization of ESOP	—	—	—	—	—	—	—
Balance, June 30, 2021	$6,046	$23,368	$(2,660)	$—	$34,277	$8,345	$69,376

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(In thousands except per share data)

(Unaudited)

	Six Months Ended
			Treasury	Shares		Accumulated
		Additional	Stock and	Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance January 1, 2020	5,959	22,871	(2,121)	(228)	27,905	5,536	59,922
Net income	—	—	—	—	3,254	—	3,254
Other comprehensive income	—	—	—	—	—	4,798	4,798
Cash dividends - $0.285 per share	—	—	—	—	(1,680)	—	(1,680)
Shares sold for deferred compensation plan	—	(92)	92	—	—	—	—
Repurchase of common stock	—	—	(526)	—	—	—	(526)
Expense related to share-based compensation plans	—	73	—	—	—	—	73
Restricted stock activity	7	(7)	—	—	—	—	—
Amortization of ESOP	—	—	—	144	—	—	144
Balance, June 30, 2020	$5,966	$22,845	$(2,555)	$(84)	$29,479	$10,334	$65,985

Balance January 1, 2021	6,046	23,166	(2,664)	—	32,497	9,283	68,328
Net income	—	—	—	—	4,093	—	4,093
Other comprehensive loss	—	—	—	—	—	(938)	(938)
Cash dividends - $0.3875 per share	—	—	—	—	(2,313)	—	(2,313)
Shares sold for deferred compensation plan	—	(4)	4	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Expense related to share-based compensation plans	—	206	—	—	—	—	206
Balance, June 30, 2021	$6,046	$23,368	$(2,660)	$—	$34,277	$8,345	$69,376

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2021	2020
Operating Activities
Net income	$4,093	$3,254
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	187	218
Amortization of intangible asset	75	75
Depreciation and amortization	576	557
Expense related to share based compensation plans	206	73
Expense related to ESOP	—	143
Provision (Credit) for loan losses	(455)	1,971
Increase in value of bank-owned life insurance	(225)	(246)
Gain on sale of loans	(164)	(46)
Proceeds from sale of loans held for sale	7,923	2,357
Originations of loans held for sale	(7,759)	(2,311)
Gain on sale or write down of foreclosed assets	(75)	(2)
Gain on sale of available-for-sale securities	—	(1,250)
Amortization of debt instrument costs	30	30
Net change in accrued interest receivable and other assets	(829)	(1,942)
Net change in accrued expenses and other liabilities	(133)	(185)

Net cash provided by operating activities	3,450	2,696

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	12,305	6,178
Purchases	—	(21,351)
Proceeds from sale of available-for-sale securities	—	19,544
Net change in loans	(15,198)	(4,492)
(Purchase) redemption of Federal Home Loan Bank Stock	280	(420)
Purchases of premises and equipment	(460)	(1,847)
Proceeds from sale of foreclosed and fixed assets	456	123
Net cash used in investing activities	(2,617)	(2,265)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2021	2020
Financing Activities
Net change in deposits	$24,615	$45,658
Net change in securities sold under repurchase agreements	11,622	2,579
Net change in FHLB overnight borrowings	—	(39,800)
Repurchase of common stock	—	(526)
Cash dividends paid on common stock	(2,313)	(1,680)

Net cash provided by financing activities	33,924	6,231

Increase in Cash and Cash Equivalents	34,757	6,662
Cash and Cash Equivalents, Beginning of Period	51,592	14,985

Cash and Cash Equivalents, End of Period	$86,349	$21,647

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,442	$1,990

Federal income taxes paid	$200	990

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$70	$—

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2021, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2020 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2020 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost- recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

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

(Unaudited)

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

Treasury stock shares, deferred compensation shares are not deemed outstanding for earnings per share calculations.

Earnings per share (EPS) were computed as follows:

	Three Months Ended June 30, 2021
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,185
Less allocated earnings on non-vested restricted stock	(73)
Less allocated dividends on non-vested restricted stock	(46)
Net income allocated to common stockholders	2,066
		5,478,583
Basic and diluted earnings per share			$0.38

	Three Months Ended June 30, 2020
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$1,675
Less allocated earnings on non-vested restricted stock	(35)
Less dividends on non-vested restricted stock	(34)
Net income allocated to common stockholders	1,606
		5,466,035
Basic and diluted earnings per share			$0.29

	Six Months Ended June 30, 2021
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$4,093
Less allocated earnings on non-vested restricted stock	(98)
Less allocated dividends on non-vested restricted stock	(124)
Net income allocated to common stockholders	3,871
		5,475,273
Basic and diluted earnings per share			$0.71

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2020
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$3,254
Less allocated earnings on non-vested restricted stock	(67)
Less dividends on non-vested restricted stock	(69)
Net income allocated to common stockholders	3,118
		5,464,899
Basic and diluted earnings per share			$0.57

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

On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to run projections and now have multiple scenarios to consider and continues to review segmentation to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:         Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
June 30, 2021:
U.S. government agencies	$4,000	$18	$—	$4,018

Subordinated notes	4,500	69	—	4,569
State and municipal obligations	122,519	$13,286	—	135,805
Total debt securities	$131,019	$13,373	$—	$144,392

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2020:
U.S. government agencies	$10,000	$53	$—	$10,053

Subordinated notes	4,500	6	(1)	4,505
State and municipal obligations	129,006	$14,503	—	143,509
Total debt securities	$143,506	$14,562	$(1)	$158,067

The amortized cost and fair value of available-for-sale securities at june 30, 2021, by contractual maturity, are shown below. Expected maturities will differ form contractual maturities because issuers may have the right to call or perpay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value

	(In thousands)
Within one year	$500	$500
One to five years	—	—
Five to ten year	8,500	8,586
Due after ten years	122,019	135,306

Totals	$131,019	$144,392

The carrying value of securities pledged to secure public deposits and for other purpose, was $66.3 million and $55.8 million at June 30, 2021 and December 31, 2020, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments December 31, 2020, was $1.0 million which represented approximately 1% of the Company’s available-for-sale investment portfolio. At June 30 2021, the Company did not have any investments in debt securities at an amount less that their historical cost.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30,2021 and December 31, 2020:

June 30, 2021
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In thousands)
US government agencies	$—	$—	$—	$—	$—	$—
Subordinated notes	—	$—	$—	$—	$—	$—
State and municipal obligations	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

December 31, 2020
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In thousands)
US government agencies	$—	$—	$—	$—	$—	$—
Subordinated notes	—	$—	$1,000	$(1)	$1,000	$(1)
State and municipal obligations	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$—	$—	$1,000	$(1)	$1,000	$(1)

The unrealized losses on the Company’s investments in Subordinated notes were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021 and December 31, 2020.

During the six months ended June 30, 2020 the Company sold $18.5 million of State and Municipal securities for a total gain of approximately $1,181,000 and the Company also sold $8.0 million of US Government Agency bonds for a total gain of approximately $69,000. There were no sales of investment securities for the three and six months ended June 30, 2021.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3:      Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2021	2020

	(In thousands)
Commercial loans	$99,370	$103,277
Commercial real estate	263,312	246,167
Residential real estate	88,847	85,789
Installment loans	7,138	8,258

Total gross loans	458,667	443,491

Less allowance for loan losses	(4,542)	(5,113)

Total loans	$454,125	$438,378

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2021

		Commercial
	Commercial	Real Estate	Residential	Installment	Total
Allowance for loan losses:
Balance, April 1, 2021	$1,221	$1,820	$1,381	$385	$4,807
Provision (credit) charged to expense	(81)	(110)	(24)	(35)	(250)
Losses charged off	—	—	(9)	(20)	(29)
Recoveries	—	—	5	9	14
Balance, June 30, 2021	$1,140	$1,710	$1,353	$339	$4,542
Balance, January 1, 2021	$1,397	$1,821	$1,471	$424	$5,113
Provision (credit) charged to expense	(179)	(111)	(99)	(66)	(455)
Losses charged off	(78)	—	(26)	(38)	(142)
Recoveries	—	—	7	19	26
Balance, June 30, 2021	$1,140	$1,710	$1,353	$339	$4,542

Allocation:
Ending balance: individually evaluated for impairment	$—	$85	$—	$—	$85
Ending balance: collectively evaluated for impairment	$1,140	$1,625	$1,353	$339	$4,457
Loans:
Ending balance: individually evaluated for impairment	$—	$2,591	$113	$—	$2,704
Ending balance: collectively evaluated for impairment	$99,370	$260,721	$88,734	$7,138	$455,963

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2020

		Commercial
	Commercial	Real Estate	Residential	Installment	Total
Allowance for loan losses:
Balance, April 1, 2020	$1,055	$781	$567	$305	$2,708
Provision charged to expense	1,279	67	38	24	1,408
Losses charged off	—	(97)	(6)	(29)	(132)
Recoveries	10	—	1	20	31
Balance, June 30, 2020	$2,344	$751	$600	$320	$4,015
Balance, January 1, 2020	$568	$792	$572	$299	$2,231
Provision charged to expense	1,808	86	39	38	1,971
Losses charged off	(42)	(127)	(12)	(60)	(241)
Recoveries	10	—	1	43	54
Balance, June 30, 2020	$2,344	$751	$600	$320	$4,015

Allocation:
Ending balance: individually evaluated for impairment	$7	$—	$—	$—	$7
Ending balance: collectively evaluated for impairment	$2,337	$751	$600	$320	$4,008
Loans:
Ending balance: individually evaluated for impairment	$82	$587	$493	$139	$1,301
Ending balance: collectively evaluated for impairment	$104,571	$247,954	$83,153	$8,922	$444,600

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2020

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$1	$––	$––	$1
Ending balance: collectively evaluated for impairment	$1,397	$1,820	$1,471	$424	$5,112

Loans:
Ending balance: individually evaluated for impairment	$80	$182	$114	$—	$376
Ending balance: collectively evaluated for impairment	$103,197	$245,985	$85,675	$8,258	$443,115

The following tables show the portfolio quality indicators.

	June 30, 2021
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$99,366	$260,404	$88,734	$7,138	$455,642
Special Mention	4	123	—	—	127
Substandard	—	2,785	113	—	2,898
Doubtful	—	—	—	—	—
	$99,370	$263,312	$88,847	$7,138	$458,667

	December 31, 2020
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$103,181	$239,862	$85,675	$8,258	$436,976
Special Mention	15	3,422	—	—	3,437
Substandard	81	2,883	114	—	3,078
Doubtful	—	—	—	—	—
	$103,277	$246,167	$85,789	$8,258	$443,491

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Loan Portfolio Aging Analysis

As of June 30, 2021

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90		Total Past
	and	and	Days and	Non	Due and		Total Loans
	Accruing	Accruing	Accruing	Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$49	$29	$—	$—	$78	$99,292	$99,370
Commercial real estate	—	—	—	2,591	2,591	260,721	263,312
Residential	57	38	—	346	441	88,406	88,847
Installment	—	—	—	18	18	7,120	7,138
Total	$106	$67	$—	$2,955	$3,128	$455,539	$458,667

Loan Portfolio Aging Analysis

As of December 31, 2020

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90		Total Past
	and	and	Days and	Non	Due and		Total Loans
	Accruing	Accruing	Accruing	Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$—	$—	$—	$83	$83	$103,194	$103,277
Commercial real estate	—	—	—	98	98	246,069	246,167
Residential	120	59	—	445	624	85,165	85,789
Installment	7	20	—	—	27	8,231	8,258
Total	$127	$79	$—	$626	$832	$442,659	$443,491

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

				For the three months ended		For the six months ended
	As of June 30, 2021			June 30, 2021		June 30, 2021
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Specific	Investment in	Income	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	102	102	—	106	1	105	1
Residential	113	113	—	117	—	118	—
Installment	—	—	—	—	—	—	—
	215	215	—	213	1	223	1
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	2,489	2,489	85	2,489	—	2,489	—
Residential	—	—	—	—	—	—	––
Installment	––	––	––	––	—	––	—
	2,489	2,489	85	2,489	—	2,489	—
Total:
Commercial	$—	$—	$85	$—	$—	$—	$—
Commercial real estate	$2,591	$2,591	$—	$2,595	$1	$2,594	$1
Residential	$113	$113	$—	$117	$—	$118	$—
Installment	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

				For the three months ended		For the six months ended
	As of December 31, 2020			June 30, 2020		June 30, 2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Specific	Investment in	Income	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$80	$80	$—	$66	$—	$66	$6
Commercial real estate	110	196	—	588	5	588	5
Residential	114	121	—	591	12	591	14
Installment	—	14	—	151	4	151	4
	304	411	—	1,396	21	1,396	29
Loans with a specific valuation allowance:
Commercial	—	—	—	24	—	24	1
Commercial real estate	72	72	1	—	—	—	—
Residential	––	—	—	—	––	—	—
Installment	––	—	—	––	––	––	—
	72	72	1	24	—	24	1
Total:
Commercial	$80	$80	$—	$90	$—	$90	$7
Commercial real estate	$182	$268	$—	$588	$5	$588	$5
Residential	$114	$121	$—	$591	$12	$591	$14
Installment	$—	$14	$—	$151	$4	$151	$4

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

Three Months ended June 30, 2021
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended June 30, 2021
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Six Months ended June 30, 2021
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Six Months Ended June 30, 2021
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Three Months ended June 30, 2020
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	1	$23	$23
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Three Months Ended June 30, 2020
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$23	$—	$23
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months ended June 30, 2020
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	3	$106	$106
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Six Months Ended June 30, 2020
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$––	$106	$—	$106
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

During the six months ended June 30, 2021 and 2020 troubled debt restructurings did not have an impact on the allowance for loan losses. At June 30, 2021 and 2020 and for three and six month periods then ended, there were no defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Service cost	$132	$98	$264	$196
Interest cost	60	59	120	118
Expected return on assets	(122)	(117)	(244)	(234)
Amortization of prior service cost and net loss	45	13	90	26

Pension expense	$115	$53	$230	$106

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2021	2020

	(In thousands)
Commercial loans unused lines of credit	$60,903	$49,384
Commitment to originate loans	58,538	49,035
Consumer open end lines of credit	37,311	39,559
Standby lines of credit	127	22

Note 6:         Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2021	2020

	(In thousands)
Net unrealized gain on securities available-for-sale	$13,373	$14,561
Net unrealized loss for unfunded status of defined benefit plan liability	(2,810)	(2,810)
	10,563	11,751

Tax effect	(2,218)	(2,468)

Net-of-tax amount	$8,345	$9,283

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
U.S. government agencies	$4,018	$—	$4,018	$—
Subordinated Notes	$4,569	$—	$4,569	$—
State and municipal obligations	$135,805	$—	$135,805	$—

December 31, 2020
U.S. government agencies	$10,053	$—	$10,053	$—
Subordinated Notes	$4,505	$—	$4,505	$—
State and municipal obligations	$143,509	$—	$143,509	$—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2021
Collateral dependent impaired loans	$2,404	$—	$—	$2,404
Foreclosed assets held for sale	27	—	—	27

December 31, 2020
Collateral dependent impaired loans	$71	$—	$—	$71
Foreclosed assets held for sale	—	—	—	—

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	6/30/21	Technique	Unobservable Inputs	Range

	(In thousands)
Collateral-dependent impaired loans	$2,404	Market comparable properties	Marketability discount	10% – 25%

Foreclosed assets held for sale	$27	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation
	12/31/20	Technique	Unobservable Inputs	Range

(In thousands)
Collateral-dependent impaired loans	$71	Market comparable properties	Comparability adjustments	5% – 10%

Foreclosed assets held for sale	$—	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2021 and 2020.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2021

Financial assets
Cash and cash equivalents	$86,349	$86,349	$—	$—
Loans, net of allowance	454,125	—	—	458,536
Federal Home Loan Bank stock	3,897	—	3,897	—
Accrued interest receivable	2,624	—	2,901	—

Financial liabilities
Deposits	604,150	—	603,975	—
Short term borrowings	24,327	—	23,327	—
Subordinated debentures	23,634	—	22,091	—
Interest payable	232	—	232	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2020:

Financial assets
Cash and cash equivalents	$51,592	$51,592	$––	$––
Loans, net of allowance	438,378	––	––	436,893
Federal Home Loan Bank stock	4,177	––	4,177	––
Accrued interest receivable	2,901	––	2,901	––

Financial liabilities
Deposits	579,535	––	580,130	––
Securities sold under repurchase agreements	12,705	––	12,705	––
Subordinated debentures	23,604	––	21,989	––
Interest payable	224	––	224	––

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2021 and December 31, 2020.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At June 30, 2021 and December 31, 2020, repurchase agreement borrowings totaled $24,327,000 and $12,705,000, respectively and are included in securities sold under repurchase agreements on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings and reflected in securities sold under repurchase agreements.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than 90
June 30, 2021	Continuous	Up to 30 Days	30‑90 Days	Days	Total
Repurchase Agreements
U.S. government agencies	$24,327	$—	$—	$—	$24,327
Total	$24,327	$—	$—	$—	$24,327

	Overnight and			Greater than 90
December 31, 2020	Continuous	Up to 30 Days	30‑90 Days	Days	Total
Repurchase Agreements
U.S. government agencies	$12,705	$—	$—	$—	$12,705
Total	$12,705	$—	$—	$—	$12,705

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $40.7 million at June 30, 2021 and $30.1 million at December 31, 2020. Declines in the fair value may require the Company to pledge additional securities.

Note 9:           Core Deposits and Other Intangible Assets

The following table shows the changes in the carrying amount of goodwill for June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	Six Months Ended June 30, 2021			Year Ended December 31, 2020
	Gross		Net	Gross		Net
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	406	635	1,041	331	710

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of June 30, 2021 is as follows (in thousands):

2021	$75
2022	150
2023	150
2024	150
2025	110

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.   At the conclusion of the assessment, the Company determined that as of June 30, 2021 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2021, as compared to December 31, 2020, and the results of operations for the three and six months ended June 30, 2021, compared to the same period in 2020. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.38 and net income of $2,185,000 for the three months ended June 30, 2021, an increase of $0.09 per share, or 31%, over the previous year. For the first six months of the current year, UBCP reported diluted earnings per share of $0.71, an increase of 25%, and net income of $4,093,000, an increase of 26%, over the previous year, which are record levels for the Company.

Even though our economy continues on its road to full recovery from the impact of the events that have occurred over the course of the past fifteen plus months, we are extremely pleased to report on our earnings performance for the first six months of 2021. For the quarter ending June 30, 2021, our Company achieved net income of $2,185,000 and diluted earnings per share of $0.38, which was an increase of $510,000, or 30%, and $0.09, or 31%, respectively over the previous year. For the six months ended June 30, 2021, our Company produced net income of $4,093,000 and diluted earnings per share of $0.71, which was a respective increase of $839,000, or 26%, and $0.14, or 25%, over the previous year. We are exceedingly proud to report these earnings levels, which reflect record performance for our Company for the first six months. Our Company achieved this level of earnings performance even though we only saw marginal growth in our loan portfolio and a fairly substantial decline in our securities portfolio balances. As of June 30, 2021, gross loans were $458.7 million, which was an increase of $12.8 million, or 2.9%, over the previous year. In addition, securities and other restricted stock was $148.3 million, which was a decrease of $47.7 million, or 24.3%, from the previous year. Our loan growth is in-line with our peer and reflective of the limited lending growth opportunities with which our industry is confronted due to the economic challenges that all businesses have faced after the commencement of the pandemic. The decline in our securities and other restricted stock is primarily related to some calls and prepayments on various securities that we hold within our investment portfolio along with the sale of approximately $32.0 million in agency and municipal investment securities, which produced significant gains for our Company in the second and third quarters of last year. We firmly believe that this was a prudent action to take last year to help fortify our loan loss reserve and protect our bottom line net income. But, this action--- along with weaker loan production and declining rates in this current economic environment--- has led to a reduction in the level of both interest income and loan fees generated in the current year. As of June 30, 2021, total interest income, including loan fees, was down $1.95 million, or 13.7%, from the previous year. We are optimistic that as our economy starts to recover more fully, we will have better opportunities to leverage our securities portfolio more in-line with our previous level and ramp-up our loan production to levels at which we are more historically accustomed; therefore, increasing our level of higher yielding earning assets and generating more interest and loan fee income.

As we have previously disclosed, our Company was properly positioned from a liability-sensitivity perspective to benefit from the rapid decline in interest rates last year. Even though we saw a significant inflow of retail funding over the course of the past fifteen months, as most financial institutions have, we were able to lower our interest expense levels to help mitigate the decline in the level of net interest income that our Company achieved in this highly volatile environment. As of June 30, 2021, total deposits increased $12.1 million or 2.1%.  We saw low cost retail funding, consisting of demand and savings balances, increase by $35.5 million, or 7.1%, while our higher-cost time deposit balances declined by $23.3 million or 25.2%.  Even with the overall increase in our total deposits, we were able to reduce total interest expense by $1.7 million, or 53.4%, for the first six months of the current year as compared to last year. While we were able to substantially reduce total interest expense, our Company still experienced an overall decrease in the level of net interest income that it realized of $287,000, a decline of 2.6%, from the first six month of the previous year; although, our net interest margin was slightly up by $34,000, or 0.6%, year-over-year for the second quarter. We attribute the increase in the most recently ended quarter to some of the loan growth that our Company generated during the second quarter along with the rolling-off of our higher costing time deposit balances.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

We have successfully maintained overall strength and stability within our loan portfolio over the course of the COVID-19 pandemic and this trend continues for our Company. We continue to have very solid credit quality-related metrics supported by a relatively low level of nonaccrual loans and loans past due 30 plus days, which were $3.13 million, or 0.68% of total loans as of June 30, 2021, compared to $1.95 million, or 0.44%, the previous year. This slight increase is attributed to one hospitality-related loan that went on non-accrual status during the first quarter of this year with a balance of approximately $2.5 million for which we allocated a portion to specific reserves. Barring this one-off situation, our overall levels in this area have declined over the course of the past twelve months. Further, net loans charged off for the six months ended June 30, 2021, excluding overdrafts, was $95,000, or 0.04% annualized. Strongly considering our overall solid credit quality-related metrics and the improving economy, our Company had credit reserve releases of $250,000 during the second quarter of 2021.  Even with this aforementioned release, our total allowance for loan losses to total loans was 0.99% as of quarter end, versus 0.90% the previous year. At this level, our total allowance for loan losses to nonaccrual loans was a solid 153.7%.  Unified Bank continues to be very well capitalized with equity to assets as of the most recent quarter end of 9.50% and total shareholders’ equity of $69.4 million, an increase of $3.4 million, or 5.1%, over the previous year.

Even though we achieved record earnings performance, our Company’s growth has been hampered by the lingering slow-down of our economy. Although we are beginning to see the proverbial light at the end of the tunnel regarding improvement within our economy, we are currently experiencing limited growth in in our earning assets ---  primarily our “high return” assets such as loans and municipal securities---  and, a substantial build-up of our cash balances at the Federal Reserve Bank (FRB) due to the mass inflow of retail-based funding related to the various governmental efforts to stimulate our stagnant economy over the course of this past year. With this reality and year-to-date, we experienced a decline in the year-over-year growth in our net interest income and compression of our net interest margin for the first time in several years. We are relieved to see the accelerating recovery of our economy in recent months. Although things continue to remain highly uncertain, we are optimistic that the economic recovery that we are presently experiencing will continue as the year progresses and allow us to grow our higher-yielding earning assets and leverage some of the funds that we currently have invested in lower-yielding, highly liquid overnight investments. Accordingly, this should help further stabilize (and, potentially improve) our net interest margin and the level of interest income that we generate. We believe that the normalization of our economy should create increased demand for our consumer and commercial loan products and a better opportunity to, once again, more fully leverage our investment portfolio…  each of which should have a positive impact on our bottom line from a “core” perspective. On a “non-core” basis, we anticipate being able to continue releasing tranches of our allowance for loan losses in future periods if our credit quality remains sound. Quite simply, the loan loss reserve build-up that occurred last year due to the risks posed by the onset of the COVID-19 pandemic and ensuing economic slow-down have, so far, not led to deterioration of our credit quality or an increase in loan-related losses. Such action should further enhance our bottom line performance.

As we progress into the current year, we remain highly focused on protecting the investment of our shareholders and rewarding them at a high level by growing their value and paying an attractive dividend. Accordingly, we remained focused on being an efficient, productive and profitable company that is well capitalized. In these areas, our shareholders have been nicely rewarded with a year-over-year increase in the cash dividends paid of $0.1025, or 36.0% (inclusive of a special cash dividend of $0.10 paid in the first quarter of this year), and a market value increase of $2.74, or 23.8%, to a level of $14.26 as of June 30, 2021. Focusing internally, we have improved many of our processes over the course of the past year, which has led to various efficiency gains and optimization of our delivery. We have eliminated unnecessary expenses while spending money on our technological infrastructure, so that we can more effectively compete within our industry by delivering our services in a manner that is demanded by the markets that we proudly serve. Relating to cost containment, this past quarter we closed our Loan Production Office in Wheeling, West Virginia and, in addition, we recently announced the upcoming closure and consolidation of our Dillonvale, Ohio banking center. Each of these events should have minimal customer impact and will create cost savings on a forward basis. As a result of these actions--- and, others relating to process improvement and cost containment--- we have seen our noninterest expense decline year-over-year in the most recently ended quarter. We strongly anticipate that this trend will continue over the remainder of this year and into the next. We have achieved this result even though we have taken on more expense relating to our customer-reaching technology in our quest to create better customer experiences, expand and build new relationships and remain relevant within our industry. Although the pandemic and related economic slowdown took us off our course of growth, we still have our sights set on becoming a $1.0 billion community banking organization in order to be at a scale to achieve what we seek. We can only realize this vision by having robust organic growth and capitalizing on acquisition-related opportunities for which our Company is strongly positioned at present. With the current rebound that our economy is experiencing, we firmly believe that we will have quality opportunities in each of these areas on which our Company can capitalize.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

When used in this document, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure and the impact of the COVID-19 pandemic. Significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of June 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows.

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

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2021, gross loans were $458.7 million, compared to $443.5 million at December 31, 2020, an increase of $15.2 million or 3.4% after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $13.2 million increase in commercial and commercial real estate loans, a $3.1 million increase in residential loans and a $1.1 million decrease in installment loans since December 31, 2020.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Commercial and commercial real estate loans comprised 79.1% of total loans at June 30, 2021, compared to 78.8% at December 31, 2020. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks.

Installment loans represented 1.5% of total loans at June 30, 2021 and 1.8% at December 31, 2020. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $1.1 million since December 31, 2020. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 19.4% of total loans at June 30, 2021 and 19.4% at December 31, 2020, representing an increase of $6.4 million, since December 31, 2020. At June 30, 2021, the Company did not hold any loans for sale.

The allowance for loan losses totaled $4.5 million at June 30, 2021, which represented 0.99% of total loans, and $5.1 million at December 31, 2020, or 1.15% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. For the three and six month ended June 30, 2021 and 2020, Management did update its model to account for the market conditions brought on by the COVID-19 pandemic. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had (excluding overdrafts) net charge-offs of $95,000 for the six months ended June 30, 2021 compared to $162,000 for the six months ended June 30, 2020.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2021 decreased approximately $13.7 million from December 31, 2020 totals. This was mainly due to accelerated redemptions on the Company’s Municipal bonds related to prepayment of the underlying collateral of the bonds. With interest rates at historical low levels this is an increased risk for additional redemptions in this portfolio.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended June 30, 2021, total core deposits increased approximately $25.6 million or 4.5%. The Company’s savings accounts increased $12.6 million, or 6.2%, from December 31, 2020 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $23.3 million, or 6.2%, while certificates of deposit under $250,000 decreased by $10.4 million, or 14.3%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and, as such, are used to balance rate sensitivity as a tool of funds management. At June 30, 2021, certificates of deposit greater than $250,000 decreased $870,000 or 11.8%, from December 31, 2020 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Sources of Funds – Long Term Debt

During the second quarter of 2019 the Company announced a private placement of $20 million in fixed-to-floating rate subordinated notes due 2029 (the “Notes”).  The Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines, and the proceeds from the sale of the Notes are being utilized to support regulatory capital ratios and for general corporate purposes, including growth initiatives at United Bancorp.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $11.6 million from December 31, 2020 totals.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Net Income

For the six months ended June 30, 2021 the Company reported net earnings of $4,093,000, compared to $3,254,000 for the six months ended June 30, 2020. On a per share basis, the Company’s diluted earnings were $0.71 for the six months ended June 30, 2021 and $0.57 for the six months ended June 30, 2020, an increase of 24.6%

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before the provision for loan losses decreased 2.6%, or $286,000 million for the six months ended June 30, 2021 compared to the same period in 2020. The decrease is mainly attributable to a decrease in earnings on available-for-sale securities and over downward pressure on margin due to an overall extended lower interest rate environment.

Provision for Loan Losses

Net loans charged off, excluding overdrafts, was $95,000, or 0.04% annualized. Giving strong consideration to our overall solid credit related metrics and the improving economy, our Company had a credit reserve releases of $455,000 during the six months ended June 30, 2021.The overall improvement in the economy also contributed to the credit reserve release. The impact of COVID-19 on the economy will directly impact the Company’s provision (credit) for loan losses for the remainder of the year. The provision for loan losses was $1,971,000 for the six months ended June 30, 2020, the overall concerns with the COVID-19 pandemic and the negative impact on the economy, additional provisions are prudent for the six months ended June 30, 2020.

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

Noninterest income for the six months ended June 20, 2021 as compared to the same period in 2020 decreased $1.1 million or 35.4%. The main driver of this increase was the $1,250,000 gain recognized on the sale of available-for- sale securities during the six months ended June 30, 2020.

Noninterest Expense

The Company saw its noninterest expense increase by $10,000 or less than 1.0% year-over-year. The Company continues to focus on becoming more efficient and to utilize technology to control expense.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $301,000 for the six months ended June 30, 2021, an increase of $159,000 compared to the same period in 2020. The effective tax rate was 6.9% and 4.2% for the six months ended June 30, 2021 and 2020, respectively.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Net Income

For the three months ended June 30, 2021 the Company reported net earnings of $2,185,000, compared to $1,675,000 for the three months ended June 30, 2020. On a per share basis, the Company’s diluted earnings were $0.38 for the three months ended June 30, 2021 and $0.29 for 2020 and increase of 31.0%.

Net Interest Income

Net interest income decreased 0.63%, or $34,000 for the three months ended June 30, 2021 compared to the same period in 2020. This slight decrease increase was mainly driven by a decrease in non-taxable security interest income of $383,000 or 25.1% and a $341,000 or 6.61% decrease in interest income on loans for the three months ended June 30, 2021 over the same period in 2020. The decrease in non-taxable security and loan interest was basically offset by the $752,000 or 52.7% decrease in interest expense for the three months ended June 30, 2021 over the same period in 2020.

Provision for Loan Losses

Giving strong consideration to our overall solid credit related metrics and the improving economy, our Company had a credit reserve releases of $250,000 during the three months ended June 30, 2021.The overall improvement in the economy also contributed to the credit reserve release. The impact of COVID-19 on the economy will directly impact the Company’s provision (credit) for loan losses for the remainder of the year. The provision for loan losses was $1,408,000 for the three months ended June 30, 2020, the overall concerns with the COVID-19 pandemic and the negative impact on the economy, additional provisions are prudent for the six months ended June 30, 2020.

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

Noninterest income for the three months ended June 20, 2021 as compared to the same period in 2020 decreased $1.0 million or 47.0%. The main driver of this increase was the $1,250,000 gain recognized on the sale of available-for- sale securities during the six months ended June 30, 2020

Noninterest Expense

The Company saw its noninterest expense decrease by $29,000 or less than 1.0% year-over-year. The Company continues to focus on becoming more efficient and to utilize technology to control expense.

Federal Income Taxes

The provision for federal income taxes was $214,000 for the three months ended June 30, 2021, a decrease of $198,000 compared to the same period in 2020.

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

Government response to the COVID-19 pandemic was sweeping, including passage of the Coronavirus Aid, Relief and Economic Security (CARES) Act which was signed into law on March 27, 2020. Congress, the Federal Reserve Bank and the other U.S. state and federal financial regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from the COVID-19 pandemic. In addition, the federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed measures to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Lending Assistance

With regard to COVID-19-related loan deferral processing, we currently have interest only payments on 4 total loans with balances totaling approximately $16.8 million or on the commercial portfolio. We also have one commercial loan with a balance of approximately $2.5 million on payment deferral.

Ohio Restrictions and Vaccination Rate

Most of Ohio’s state-wide COVID-19 health orders, including the mask mandate, business and gathering capacity limits and social distancing rules, ended on June 2, 2021. Certain orders continue to remain in place, relating primarily to restrictions at nursing homes and assisted-living facilities. As of June 30, 2021, approximately 48.2% of all Ohio residents had received at least one COVID-19 vaccination.

Financial Exposures

Given the timing of the outbreak in the United States of the COVID-19 pandemic, outside of the additional loan loss provision, management does not believe that the Company’s six months performance was significantly impacted. The COVID-19 pandemic continues to represent an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic. Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we currently expect to be able to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized. However, the Company may be required to make additional loan loss provisions (or credits) as warranted by the fluid COVID-19 situation.

Capital Resources

Stockholders’ equity totaled $69.3 million at June 30, 2021 compared to $68.3 million at December 31, 2020, a $1.1 million increase. Total stockholders’ equity in relation to total assets was 9.50% at June 30, 2021 and 9.85% at December 31, 2020. On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures in denominations of not less than $250,000. To increase the capital level of Unified Bank, $16 million of the proceeds were paid as a dividend during the second quarter of 2019.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.30%
Tier 1 capital ratio	14.11%
Total capital ratio	19.05%
Leverage ratio	9.96%

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.      Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.     Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2020, filed on March 20, 2021.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 4/1/2021 to 4/30/2021	––	––	––	––
Month #2 5/1/2021 to 5/31/2021	––	––	––	––
Month #3 6/1/2021 to 6/30/2021	5,297	$15.21	––	––

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

ITEM 3.Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Exhibits

EX 3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX 3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX 4.1	Description of Registrant’s Common Stock(3)

EX 4.2	Form of 6.00% Fixed to Floating Rate Subordinated Notes due May 15, 2029(4)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.
(3)	Incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020 (4) Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Bancorp, Inc.

Date: August 13, 2021	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 13, 2021	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification – Principal Executive Officer
31.2	Rule 13a-14(a) Certification – Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.