Form 10-Q
period 2021-09-30
UNITED BANCORP INC /OH/
filed 2021-11-15
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2021

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

Yes ⌧       No ◻

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 5, 2021, 5,976,351 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and due from banks	$8,336	$11,637
Interest-bearing demand deposits	83,071	39,955
Cash and cash equivalents	91,407	51,592

Available-for-sale securities	135,540	158,067
Loans, net of allowance for loan losses of $4,123 and $5,113 at September 30, 2020 and December 31, 2020, respectively	457,996	438,378
Premises and equipment	13,397	13,743
Federal Home Loan Bank stock	3,704	4,177
Foreclosed assets held for sale, net	415	721
Core deposit intangible asset	597	710
Goodwill	682	682
Accrued interest receivable	2,206	2,901
Bank-owned life insurance	18,603	18,109
Other assets	5,835	4,322
Total assets	$730,382	$693,402

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$406,543	$376,287
Savings	138,346	122,549
Time	63,619	80,699
Total deposits	608,508	579,535

Securities sold under repurchase agreements	18,280	12,705
Subordinated debentures	23,650	23,604
Interest payable and other liabilities	9,890	9,230
Total liabilities	660,328	625,074

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 2021 -6,056,351 shares, 2020 - 6,046,351 shares; outstanding 2021 - 5,806,840, 2020 - 5,791,853	6,056	6,046
Additional paid-in capital	23,513	23,166
Retained earnings	36,286	32,497
Stock held by deferred compensation plan; 2021 –169,918 shares, 2020 – 174,905 shares	(1,722)	(1,675)
Accumulated other comprehensive gain	6,910	9,283
Treasury stock, at cost 2021 –79,593 shares, 2020 – 79,593 shares	(989)	(989)
Total stockholders’ equity	70,054	68,328
Total liabilities and stockholders’ equity	$730,382	$693,402

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$5,171	$5,379	$15,175	$16,646
Taxable securities	19	121	69	537
Non-taxable securities	987	1,164	3,181	3,660
Federal funds sold	37	6	68	39
Dividends on Federal Home Loan Bank stock and other	20	22	62	78
Total interest and dividend income	6,234	6,692	18,555	20,960
Interest expense
Deposits
Demand	73	168	240	1,296
Savings	3	7	14	30
Time	215	403	782	1,352
Borrowings	338	370	1,044	1,382
Total interest expense	629	948	2,080	4,060
Net interest income	5,605	5,744	16,475	16,900
(Credit) Provision for loan losses	(400)	1,333	(855)	3,304
Net interest income after provision for loan losses	6,005	4,411	17,330	13,596
Noninterest income
Service charges on deposit accounts	721	645	2,122	1,975
Realized gains on available-for-sale securities	1,250	1,344	1,250	2,594
Realized gains on sales of loans	54	47	218	93
Other income	262	304	765	878
Total noninterest income	2,287	2,340	4,355	5,540

Noninterest expense
Salaries and employee benefits	2,772	2,293	7,407	6,935
Net occupancy and equipment expense	566	612	1,740	1,827
Professional services	290	330	937	978
Insurance	135	128	394	358
Deposit insurance premiums	48	47	146	137
Franchise and other taxes	144	122	418	369
Advertising	113	119	338	337
Stationery and office supplies	23	35	74	87
Amortization of core deposit premium	38	38	113	113
Other expenses	813	768	2,374	2,340
Total noninterest expense	4,942	4,492	13,941	13,481
Income before federal income taxes	3,350	2,259	7,744	5,655

Federal income taxes	448	200	749	342
Net income	$2,902	$2,059	$6,995	$5,313

EARNINGS PER COMMON SHARE
Basic	$0.50	$0.36	$1.21	$0.93
Diluted	$0.50	$0.36	$1.21	$0.93
DIVIDENDS PER COMMON SHARE	$0.1475	$0.1425	$0.5350	$0.4275

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$2,902	$2,059	$6,995	$5,313

Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of taxes $263, $282, $263 and $545 for each respective period	(987)	(1,062)	(987)	(2,049)
Unrealized holding (losses) gains on securities during the period, net of tax (benefits) of $(119), $91, $(368), and $1,628 for each respective period	(448)	341	(1,386)	6,126

Comprehensive income	$1,467	$1,338	$4,622	$9,390

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(In thousands except per share data)

(Unaudited)

	Three Months Ended
			Treasury	Shares
		Additional	Stock and	Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance, July 1, 2020	$5,966	22,845	(2,555)	(84)	29,479	10,334	65,985
Net income	—	—	—	—	2,059	—	2,059
Other comprehensive income	—	—	—	—	—	(721)	(721)
Cash dividends - $0.1425 per share	—	—	—	—	(841)	—	(841)
Shares sold for deferred compensation plan	—	41	(41)	—	—	—	—
Expense related to share-based compensation plans	—	146	—	—	—	—	146
Restricted stock activity	10	(13)	—	—	—	—	(3)
Amortization of ESOP	—	41	—	25	—	—	66
Balance, September 30, 2020	5,976	$23,060	$(2,596)	$(59)	$30,697	$9,613	$66,691

Balance July 1, 2021	6,046	23,368	(2,660)		34,277	8,345	69,376
Net income	—	—	—	—	2,902	—	2,902
Other comprehensive (loss)	—	—	—	—	—	(1,435)	(1,435)
Cash dividends - $0.1475 per share	—	—	—	—	(893)	—	(893)
Shares sold for deferred compensation plan	—	51	(51)	—	—	—	—
Expense related to share-based compensation plans	—	104	—	—	—	—	104
Restricted stock activity	10	(10)	—	—	—	—	—

Balance, September 30, 2021	$6,056	$23,513	$(2,711)	$—	$36,286	$6,910	$70,054

	Nine Months Ended
			Treasury	Shares
		Additional	Stock and	Acquired		Other
	Common	Paid-in	Deferred	By	Retained	Comprehensive
	Stock	Capital	Compensation	ESOP	Earnings	Income (Loss)	Total
Balance January 1, 2020	5,959	22,871	(2,121)	(228)	27,905	5,536	59,922
Net income	—	—	—	—	5,313	—	5,313
Other comprehensive income	—	—	—	—	—	4,077	4,077
Cash dividends - $0.4275 per share	—	—	—	—	(2,521)	—	(2,521)
Shares sold for deferred compensation plan	—	(51)	51	—	—	—	—
Repurchase of common stock	—	—	(526)	—	—	—	(526)
Expense related to share-based compensation plans	—	219	—	—	—	—	219
Restricted stock activity	17	(20)	—	—	—	—	(3)
Amortization of ESOP/Reclass	—	41	—	169	—	—	210
Balance, September 30, 2020	$5,976	$23,060	$(2,596)	$(59)	$30,697	$9,613	$66,691

Balance January 1, 2021	6,046	23,166	(2,664)	—	32,497	9,283	68,328
Net income	—	—	—	—	6,995	—	6,995
Other comprehensive (loss)	—	—	—	—	—	(2,373)	(2,373)
Cash dividends - $0.5350 per share	—	—	—	—	(3,206)	—	(3,206)
Shares sold for deferred compensation plan	—	47	(47)	—	—	—	—
Expense related to share-based compensation plans	—	310	—	—	—	—	310
Restricted stock activity	10	(10)	—	—	—	—	—

Balance, September 30, 2021	$6,056	$23,513	$(2,711)	$—	$36,286	$6,910	$70,054

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Operating Activities
Net income	$6,995	$5,313
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	274	314
Amortization of intangible asset	113	113
Depreciation and amortization	861	875
Expense related to share based compensation plans	310	219
Expense related to ESOP	—	210
(Credit) Provision for loan losses	(855)	3,304
Increase in value of bank-owned life insurance	(334)	(356)
Gain on sale of loans	(218)	(93)
Proceeds from sale of loans held for sale	9,674	4,289
Originations of loans held for sale	(9,456)	(4,196)
Gain on sale or write down of foreclosed assets	(75)	(3)
Gain on sale of available-for-sale securities	(1,250)	(2,594)
Amortization of debt service costs	46	46
Net change in accrued interest receivable and other assets	(1,037)	(735)
Net change in accrued expenses and other liabilities	1,291	(185)

Net cash provided by operating activities	6,339	6,521

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	20,774	28,908
Purchases	(11,400)	(22,602)
Proceeds from sale of available-for-sale securities	11,125	31,675
Net change in loans	(18,615)	(2,051)
(Purchase) redemption of Federal Home Loan Bank Stock	473	(240)
Purchase of Bank Owned Life insurance	(159)	(450)
Purchases of premises and equipment-net	(581)	(2,046)
Proceeds from sale of foreclosed assets	517	185

Net cash provided by investing activities	2,134	33,379

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Financing Activities
Net change in deposits	$28,973	$28,787
Net change in securities sold under repurchase agreements	5,575	10,112
Net change in FHLB overnight borrowings	—	(39,800)
Repurchase of common stock	—	(526)
Cash dividends paid on common stock	(3,206)	(2,521)
Net cash (used in) provided by financing activities	31,342	(3,948)

Increase in Cash and Cash Equivalents	39,815	35,952
Cash and Cash Equivalents, Beginning of Period	51,592	14,985

Cash and Cash Equivalents, End of Period	$91,407	$50,937

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,380	$3,613

Federal income taxes	$200	$480

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$70	$110

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2021, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2020 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2020 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Amesville, Bridgeport, Colerain, Dellroy, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, Powhatan, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, Tiltonsville, Ohio and Moudsville, West Virginia.

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per share (EPS) were computed as follows:

	Three Months Ended September 30, 2021
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,902
Less allocated earnings on non-vested restricted stock	(114)
Less allocated dividends on non-vested restricted stock	(49)
Net income allocated to common stockholders	2,739
		5,478,496
Basic and diluted earnings per share			$0.50

	Three Months Ended September 30, 2020
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$2,059
Less allocated earnings on non-vested restricted stock	(52)
Less dividends on non-vested restricted stock	(36)
Net income allocated to common stockholders	1,971
		5,467,745
Basic and diluted earnings per share			$0.36

	Nine Months Ended September 30, 2021
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$6,995
Less allocated earnings on non-vested restricted stock	(211)
Less allocated dividends on non-vested restricted stock	(173)
Net income allocated to common stockholders	6,612
		5,476,359
Basic and diluted earnings per share			$1.21

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2020
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$5,313
Less allocated earnings on non-vested restricted stock	(119)
Less dividends on non-vested restricted stock	(105)
Net income allocated to common stockholders	5,089
		5,465,854
Basic and diluted earnings per share			$0.93

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:         Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
September 30, 2021:
Subordinated notes	15,900	76	(46)	15,930
State and municipal obligations	108,084	11,526	—	119,610

Total debt securities	$123,984	$11,602	$(46)	$135,540

Available-for-sale Securities:
December 31, 2020:
U.S. government agencies	$10,000	$53	$—	$10,053
Subordinated notes	4,500	6	(1)	4,505
State and municipal obligations	$129,006	$14,503	$—	$143,509

Total debt securities	$143,506	$14,562	$(1)	$158,067

The amortized cost and fair value of available-for-sale securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value

	(In thousands)
Within one year	$—	$—
One to five years	—	—
Five to ten year	13,150	13,185
Due after ten years	110,834	122,355

Totals	$123,984	$135,540

The carrying value of securities pledged to secure public deposits and for other purpose, was $63.8 million and $55.8 million at September 30, 2021 and December 31, 2020, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2021 and December 31, 2020, was $8.4 million and $1.0 million, which represented approximately 6% and less than 1%, respectively, of the Company’s available-for-sale investment portfolio.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Subordinated notes	8,354	(46)	—	—	8,354	(46)
State and municipal obligations	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$8,354	$(46)	$—	$—	$8,354	$(46)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized		Unrealized	Fair	Unrealized
Securities	Value	Losses	Fair Value	Losses	Value	Losses

	(In thousands)
Subordinated notes	—	—	1,000	(1)	1,000	(1)
State and municipal obligations	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$—	$—	$1,000	$(1)	$1,000	$(1)

The unrealized losses on the Company’s subordinated notes were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021 and December 31, 2020.

During the nine months ended September 30, 2021 the Company sold $11.1 million of State and Municipal securities for a total gain of approximately $1,250,000. During the nine months ended September 30, 2020 the Company sold $23.7 million of State and Municipal securities for a total gain of approximately $2,525,000 and the Company also sold $8.0 million of US Government Agency bonds for a total gain of approximately $69,000.

Note 3:      Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2021	2020

	(In thousands)
Commercial loans	$99,880	$103,277
Commercial real estate	266,023	246,167
Residential real estate	89,280	85,789
Installment loans	6,936	8,258

Total gross loans	462,119	443,491

Less allowance for loan losses	(4,123)	(5,113)

Total loans	$457,996	$438,378

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month periods ended September 30, 2021

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:

Balance, July 1, 2021	$1,140	$1,710	$1,353	$339	$4,542
Provision (credit) charged to expense	(249)	(155)	(34)	38	(400)
Losses charged off	—			(31)	(31)
Recoveries	3	—	—	9	12

Balance, September 30, 2021	$894	$1,555	$1,319	$355	$4,123

Balance, January 1, 2021	$1,397	$1,821	$1,471	$424	$5,113
Provision (credit) charged to expense	(428)	(266)	(133)	(28)	(855)
Losses charged off	(78)	—	(26)	(69)	(173)
Recoveries	3	—	7	28	38

Balance, September 30, 2021	$894	$1,555	$1,319	$355	$4,123

Allocation:

Ending balance: individually evaluated for impairment	$—	$85	$—	$—	$85
Ending balance: collectively evaluated for impairment	$894	$1,470	$1,319	$355	$4,038

Loans:

Ending balance: individually evaluated for impairment	$—	$2,640	$—	$—	$2,640
Ending balance: collectively evaluated for impairment	$99,880	$263,383	$89,280	$6,936	$459,479

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2020

			Residential
		Commercial	Real
	Commercial	Real Estate	Estate	Installment	Total

	(In thousands)
Allowance for loan losses:

Balance, July 1, 2020	$2,344	$751	$600	$320	$4,015
Provision charged to expense	(1,031)	1,202	988	174	1,333
Losses charged off	(5)	(63)	(21)	(55)	(144)
Recoveries	13	—	1	10	24

Balance, September 30, 2020	$1,321	$1,890	$1,568	$449	$5,228

Balance, January 1, 2020	$568	$792	$572	$299	$2,231
Provision charged to expense	777	1,288	1,027	212	3,304
Losses charged off	(47)	(190)	(33)	(115)	(385)
Recoveries	23	—	2	53	78

Balance, September 30, 2020	$1,321	$1,890	$1,568	$449	$5,228

Allocation:

Ending balance: individually evaluated for impairment	$4	$21	$—	$—	$25
Ending balance: collectively evaluated for impairment	$1,317	$1,869	$1,568	$449	$5,203

Loans:

Ending balance: individually evaluated for impairment	$22	$614	$525	$134	$1,295
Ending balance: collectively evaluated for impairment	$100,438	$244,729	$88,093	$8,721	$441,981

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2020

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$1	$––	$––	$1
Ending balance: collectively evaluated for impairment	$1,397	$1,820	$1,471	$424	$5,112

Loans:
Ending balance: individually evaluated for impairment	$80	$182	$114	$—	$376
Ending balance: collectively evaluated for impairment	$103,197	$245,985	$85,675	$8,258	$443,115

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	September 30, 2021
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$99,880	$263,166	$89,280	$6,936	$459,262
Special Mention	—	217	—	—	217
Substandard	—	2,640	—	—	2,640
Doubtful	—	—	—	—	—

	$99,880	$266,023	$89,280	$6,936	$462,119

	December 31, 2020
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$103,181	$239,862	$85,675	$8,258	$436,976
Special Mention	15	3,422	—	—	3,437
Substandard	81	2,883	114	—	3,078
Doubtful	—	—	—	—	—

	$103,277	$246,167	$85,789	$8,258	$443,491

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

Loan Portfolio Aging Analysis

As of September 30, 2021

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90		Total Past
	and	and	Days and	Non	Due and		Total Loans
	Accruing	Accruing	Accruing	Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$—	$—	$—	$—	$—	$99,880	$99,880
Commercial real estate	—	38	—	2,591	2,629	263,394	266,023
Residential	101	79	—	279	459	88,821	89,280
Installment	4	—	—	—	4	6,932	6,936

Total	$105	$117	$—	$2,870	$3,092	$459,027	$462,119

Loan Portfolio Aging Analysis

As of December 31, 2020

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90		Total Past
	and	and	Days and	Non	Due and		Total Loans
	Accruing	Accruing	Accruing	Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$—	$—	$—	$83	$83	$103,194	$103,277
Commercial real estate	—	—	—	98	98	246,069	246,167
Residential	120	59	—	445	624	85,165	85,789
Installment	7	20	—	—	27	8,231	8,258

Total	$127	$79	$—	$626	$832	$442,659	$443,491

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

				For the three months ended		For the nine months ended
	As of September 30, 2021			September 30, 2021		September 30, 2021
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Specific	Investment in	Income	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$2	$156	$3
Commercial real estate	151	151	—	158	—	—	—
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	151	151	—	158	2	156	3
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	2,489	2,489	85	2,489	—	2,489	—
Residential	—	—	—	—	—	—	––
Installment	––	––	––	––	—	—	—
	2,489	2,489	85	2,489	—	2,489	—
Total:
Commercial	$—	$—	$—	$—	$2	$—	$—
Commercial real estate	$2,640	$2,640	$85	$85	$—	$2,645	$3
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

				For the three months ended		For the nine months ended
	As of December 31, 2020			September 30, 2020		September 30, 2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Specific	Investment in	Income	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$80	$80	$—	$—	$(5)	$—	$1
Commercial real estate	110	196	—	593	9	589	14
Residential	114	121	—	525	7	493	21
Installment	—	14	—	150	1	151	5
	304	411	—	1,268	12	1,233	41
Loans with a specific valuation allowance:
Commercial	—	—	—	23	—	24	1
Commercial real estate	72	72	1	92	3	92	3
Residential	––	—	—	—	––	—	—
Installment	––	—	—	––	––	––	—
	72	72	1	115	3	116	4
Total:
Commercial	$80	$80	$—	$23	$(5)	$24	$2
Commercial real estate	$182	$268	$1	$685	$12	$681	$17
Residential	$114	$121	$—	$525	$7	$493	$21
Installment	$—	$14	$—	$150	$1	$151	$5

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

Three Months ended September 30, 2021
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30, 2021
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Nine Months ended September 30, 2021
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Nine Months Ended September 30, 2021
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Three Months ended September 30, 2020
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	––	$––	$––
Commercial real estate	––	––	––
Residential	––	––	––
Installment	––	––	––

Three Months Ended September 30, 2020
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$––	$—	$––
Commercial real estate	––	––	––	––
Residential	––	––	––	––
Consumer	––	––	––	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months ended September 30, 2020
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	3	$67	$67
Commercial real estate	1	86	86
Residential	––	––	––
Installment	––	––	––

	Nine Months Ended September 30, 2020
	Interest			Total
	Only	Term	Combination	Modification

	(In thousands)
Commercial	$––	$23	$44	$67
Commercial real estate	––	86	––	87
Residential	––	––	––	––
Consumer	––	––	––	––

During the nine months ended September 30, 2021 and 2020 troubled debt restructurings did not have an impact on the allowance for loan losses. At September 30, 2021 and 2020 and for three and nine month periods then ended, there were no defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Service cost	$132	$98	$396	$294
Interest cost	60	59	180	177
Expected return on assets	(122)	(117)	(366)	(351)
Amortization of prior service cost and net loss	45	13	135	39

Pension expense	$115	$53	$345	$159

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2021	2020

	(In thousands)
Commercial loans unused lines of credit	$58,538	$49,384
Commitment to originate loans	57,505	49,035
Consumer open end lines of credit	37,311	39,559
Standby lines of credit	127	22

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2021	2020

	(In thousands)
Net unrealized gain on securities available-for-sale	$11,556	$14,561
Net unrealized loss for unfunded status of defined benefit plan liability	(2,810)	(2,810)

	8,746	11,751
Tax effect	(1,836)	(2,468)

Net-of-tax amount	$6,910	$9,283

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
State and municipal obligations	$119,610	$—	$119,610	$—
Subordinated notes	$15,930	$—	$15,930	$—

December 31, 2020
U.S. government agencies	$10,053	$—	$10,053	$—
State and municipal obligations	$143,509	$—	$143,509	$—
Subordinated notes	$4,505	$—	$4,505	$—

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

(Unaudited)

Appraisals of foreclosed assets held for sale are obtained when the real estate is acquired and subsequently as deemed necessary by the Company’s Chief Lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender and are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
September 30, 2021
Collateral dependent impaired loans	$2,404	$—	$—	$2,404
Foreclosed assets held for sale	—	—	—	—

December 31, 2020
Collateral dependent impaired loans	$71	$—	$—	$71
Foreclosed assets held for sale	—	—	—	—

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	9/30/21	Technique	Inputs	Range

(In thousands)
Collateral-dependent impaired loans	$2,404	Market comparable properties	Marketability discount	10% – 25%

Foreclosed assets held for sale	$—	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/20	Technique	Inputs	Range

(In thousands)
Collateral-dependent impaired loans	$71	Market comparable properties	Comparability adjustments	5% – 10%

Foreclosed assets held for sale	$—	Market comparable properties	Marketability discount	10% – 35%

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2021

Financial assets
Cash and cash equivalents	$91,407	$91,407	$—	$—
Loans, net of allowance	457,996	—	—	463,636
Federal Home Loan Bank stock	3,704	—	3,707	—
Accrued interest receivable	2,206	—	2,206	—

Financial liabilities
Deposits	608,508	—	608,460	—
Short term borrowings	18,280	—	18,280	—
Subordinated debentures	23,650	—	24,211	—
Interest payable	524		524	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2020:

Financial assets
Cash and cash equivalents	$51,592	$51,592	$––	$––
Loans, net of allowance	438,378	––	––	436,893
Federal Home Loan Bank stock	4,177	––	4,177	––
Accrued interest receivable	2,901	––	2,901	––

Financial liabilities
Deposits	579,535	––	580,130	––
Short term borrowings	12,705	––	12,705	––
Federal Home Loan Bank Advances	––	––	––	––
Subordinated debentures	23,604	––	21,989	––
Interest payable	224	––	224	––

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2021 and December 31, 2020.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At September 30, 2021 and December 31, 2020, repurchase agreement borrowings totaled $18,280,000 and $12,705,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in short-term borrowings, consist of customer accounts and securities which are pledged on an individual security basis.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
September 30, 2021	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
U.S. government agencies	$18,280	$—	$—	$—	$18,280
Total	$18,280	$—	$—	$—	$18,280

	Overnight and			Greater than
December 31, 2020	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
U.S. government agencies	$12,705	$—	$—	$—	$12,705
Total	$12,705	$—	$—	$—	$12,705

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $37.0 million at September 30, 2021 and $30.1 million at December 31, 2020. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	Nine Months Ended September 30, 2021			Year Ended December 31, 2020
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	444	597	1,041	331	710

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of September 30, 2021 is as follows (in thousands):

2021	$37
2022	150
2023	150
2024	150
2025	110

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.   At the conclusion of the assessment, the Company determined that as of September 30, 2021 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of September 30, 2021, as compared to December 31, 2020, and the results of operations for the three and nine months ended September 30, 2021, compared to the same period in 2020. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.50 for the three months ended September 30, 2021, an increase of $0.14 per share, or 39%, over the previous year.  For the first nine months of the current year, UBCP reported diluted earnings per share of $1.21, an increase of 30%, and net income of $6,995,000, an increase of 32%, over the previous year, which are record levels for the Company.

Even though our economy continues on its road to full recovery from the impact of the events that have occurred over the course of the past year and a half, we are extremely pleased to report on our earnings performance for the third quarter and first nine months of 2021.  For the quarter ending September 30, 2021, our Company achieved net income of $2,902,000 and diluted earnings per share of $0.50, which was an increase of $843,000, or 41%, and $0.14, or 39%, respectively over the previous year.  For the nine months ended September 30, 2021, our Company produced net income of $6,995,000 and diluted earnings per share of $1.21, which was a respective increase of $1,682,000, or 32%, and $0.28, or 30%, over the previous year.  We are exceedingly proud to report these earnings levels, which reflect record performance for our Company for the quarter and the first nine months.  Our Company achieved this level of earnings performance even though we only saw marginal growth in our loans outstanding and a fairly substantial decline in our securities portfolio balance.  As of September 30, 2021, gross loans were $462.1 million, which was an increase of $18.8 million, or 4.3%, over the previous year.  In addition, securities and other restricted stock was $139.2 million, which was a decrease of $23.3 million, or 14.3%, from the previous year.  The marginal growth of our loan portfolio is highly reflective of the limited lending opportunities with which our industry is confronted due to the lingering effect of and economic challenges created by the COVID-19 pandemic.  Our loan growth is in-line with (or, even above) the average loan growth achieved by our peer.  The decline in our securities and other restricted stock is primarily related to some calls and prepayments on various securities that we hold within our investment portfolio along with the sale of approximately $32.0 million in agency and municipal investment securities, which produced significant gains for our Company in the first three quarters of last year.  Management firmly believes that taking advantage of gain opportunities in our securities portfolio last year was a prudent action to take under the uncertain circumstances in which we operated, which helped to fortify our loan loss reserve and protect our bottom line net income during this most uncertain time.  In the most recently ended quarter, we preemptively harvested some additional gains within our securities portfolio to take advantage of the opportunity still available and to better prepare for the potential of rising rates in the near term.  Considering our marginal loan growth and the decline in our securities and other restricted stock (along with declining rates that we have experienced within the past eighteen months), our level of both interest income and loan fees generated in the current year have declined from the levels earned the previous year.  As of September 30, 2021, total interest income, including loan fees, was down $2.40 million, or 11.5%, from the previous year.  We are optimistic that as our economy starts to more fully recover and as rates potentially rise in the near term, we will have better opportunities to leverage our securities portfolio more in-line with our previous level and ramp-up our loan production to levels at which we are more historically accustomed; therefore, increasing our level of higher yielding earning assets and generating more interest and loan fee income.

As we have previously disclosed, our Company was properly positioned from a liability-sensitivity perspective to benefit from the rapid decline in interest rates last year.  Even though we saw a significant inflow of retail funding over the course of the past eighteen months, we were able to lower our interest expense levels to help mitigate the decline in the level of net interest income that our Company achieved in this highly volatile environment.  As of September 30, 2021, total deposits increased $31.7 million or 5.5%.  We saw low cost retail funding, consisting of demand and savings balances, increase by $57.6 million, or 11.8%, while our higher-cost time deposit balances declined by $26.0 million or 29.0%.  Even with the overall increase in our total deposits, we were able to reduce total interest expense by $2.0 million, or 48.8%, for the first nine months of the current year as compared to last year.  While we were able to substantially reduce total interest expense, our Company still experienced an overall decrease in the level of net interest income that it realized of $425,000, which is a decline of 2.5% from the first nine months of the previous year.  Even with this decline in our net interest income, our net interest margin only decreased by one basis point (1bp) on a year-over-year basis to a level of 3.57%, which compares very favorably to peer.  We are optimistic that our Company will achieve higher levels of net interest income, as previously mentioned, as our economy more fully recovers; potentially in the near term.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have successfully maintained overall strength and stability within our loan portfolio over the course of the pandemic and this trend continues for our Company.  We have very solid credit quality-related metrics supported by a relatively low level of nonaccrual loans and loans past due 30 plus days, which were $3.1 million, or 0.67% of total loans as of September 30, 2021, compared to $1.7 million, or 0.37%, the previous year.  This slight increase in the current year is attributed to one hospitality-related loan that went on non-accrual status during the first quarter of this year with a balance of approximately $2.5 million for which we allocated a portion to specific reserves.  We are very happy to report that this loan paid off after the end of the most recently ended quarter and will not be in our totals next quarter.  With the exception of this one-off situation, our overall nonaccrual loans and loans past due 30 plus days have declined over the course of the past twelve months.  Further, net loans charged off for the nine months ended September 30, 2021, excluding overdrafts, was $91,000, or 0.03% annualized.  Giving strong consideration to our overall solid credit quality-related metrics and the improving economy, our Company had credit reserve releases of $400,000 during the third quarter of 2021.  Even with this aforementioned release, our total allowance for loan losses to total loans was 0.89% as of the most recently ended quarter.  At this level, our total allowance for loan losses to nonaccrual loans was a solid 143.7%.  Barring any other credits deteriorating in the current quarter, our coverage ratio should be even stronger next quarter-end with the recent, post-third quarter end payoff of the hospitality-related loan that was previously mentioned.  Our Company continues to be very well capitalized with equity to assets as of the most recent quarter end of 9.59% and total shareholders’ equity of $70.1 million, an increase of $3.4 million, or 5.0%, over the previous year.

As our Company continues to operate within an unsettled economic environment, management is extremely proud of the record level of earnings that the Company achieved for the third quarter and over the course of the first nine months of 2021.  Even though we achieved record earnings performance, our Company’s growth in quality, higher-yielding assets has been restrained by the ongoing uncertainty that permeates our economy.  With this challenge, we continue to experience limited growth in in our loans outstanding and declines in our securities portfolio as well as, a substantial build-up of our cash balances at the Federal Reserve Bank (FRB) due to the inflow of stimulus-related, retail-based funding that came onto our balance sheet over the course of the past eighteen months and continues to largely remain.  This dynamic has led to a marginal year-over-year decline in our net interest income.  Even with this decline, our net interest margin has remained relatively stable on a year-over-year basis as of September 30, 2021.   With this reality, we are exceedingly happy to be performing at a high level and achieving an annualized return on assets of 1.31% and return on equity of 13.31% for the first nine months of the current year.  We continue to be relieved to see the ongoing recovery of our economy; albeit, at a slower rate than anticipated during the most recently ended quarter due to a few set-backs that impacted our recovery relative to the first two quarters of this year.  Although things remain somewhat uncertain relating to our economy, we are optimistic that the recovery thereof will continue and allow us to leverage some of our lower-yielding, highly liquid overnight investments into higher-yielding, quality loan and securities investments in the coming quarters.  Achieving this should stabilize and improve the level of interest income that we generate and our overall “core” earnings.  On a “non-core” basis, we anticipate being able to continue releasing tranches of our allowance for loan losses in future periods if our credit quality remains sound.  Quite simply, the extraordinary pandemic-related circumstances last year  that led to the loan loss reserve build up have, so far, not led to any material deterioration of our credit quality or an increase in loan-related losses.  Such action should further enhance our bottom line performance.

As always, our primary focus is protecting the investment of our shareholders in our Company and rewarding them at a high level by growing their value and paying an attractive cash dividend.  Accordingly, we remained focused on being an efficient, productive and profitable company that is well capitalized.  In these areas, our shareholders have been nicely rewarded with a year-over-year increase in the cash dividends paid of $0.1075, or 25.0%, (inclusive of a special cash dividend of $0.10 paid in the first quarter of this year), and a market value increase of $1.74, or 13.85%, to a level of $14.30 as of September 30, 2021.  These past eighteen months have been very challenging ones for our Company.  But, these challenges have made us a more fundamentally sound company with a focus on the potential of the future.  Focusing internally, we have improved many of our processes over the course of the past year, which has led to (or, will lead to) various efficiency gains and optimization of our delivery.  We have eliminated unnecessary expenses while spending money on our technological infrastructure, so that we can more effectively compete within our industry by delivering our services in a manner that is demanded by the markets that we proudly serve.  Relating to cost containment, this year we have closed our Loan Production Office in Wheeling, West Virginia.  In addition, we just recently effected the closure of our Dillonvale, Ohio banking center, which was consolidated into two other banking centers located within close proximity of this market.  Each of these events have had minimal customer impact and will create cost savings that we anticipate seeing more fully in the coming year. Although the pandemic and related economic slowdown took us off our course of growth, we still have our sights set on becoming a $1.0 billion community banking organization in order to be at a scale to achieve additional operating efficiencies, greater profitability and, most importantly, a higher market capitalization which will lead to more opportunities for our Company.  We can only realize this vision by having robust organic growth and capitalizing on acquisition-related opportunities for which our Company is strongly positioned at present.  With the

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

current rebound that our economy is experiencing, we firmly believe that we will have quality chances in each of these areas on which our Company can capitalize.

Forward-Looking Statements

This report, including MD&A, contains certain forward-looking statements, including, but not limited to, certain plans, expectations, goals, projections, and statements, which are not historical facts and are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words and phrases such as optimistic that, expect, anticipate, believe, intend, estimate, plan, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and our business, results of operations, and financial condition; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; movements in interest rates; reform of LIBOR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the Ohio Division of Financial Institutions, Federal Reserve, FDIC, and CFPB; potential adverse reactions or changes to business or employee relationships; and other factors that may affect the future results of the Company.

All forward-looking statements speak only as of the date they are made and are based on information available at that time. The Company does not assume any obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2021, gross loans were $462.1 million, compared to $443.5 million at December 31, 2020, an increase of $18.6 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $16.5 million increase in commercial and commercial real estate loans, a $3.5 million increase in residential loans and a $1.4 million decrease in installment loans since December 31, 2020.

Commercial and commercial real estate loans comprised 79.2% of total loans at September 30, 2021, compared to 78.8% at December 31, 2020. Commercial and commercial real estate loans have increased $16.5 million, or 4.71%, since December 31, 2020. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks.

Installment loans represented 1.5% of total loans at September 30, 2021 and 1.7% at December 31, 2020. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $1.4 million, or 16.0%, since December 31, 2020. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 19.3% of total loans at September 30, 2021 and 19.5% at December 31, 2020, representing an increase of $3.5 million, or 4.1% since December 31, 2020. At September 30, 2021, the Company did not hold any loans for sale.

The allowance for loan losses totaled $4.1 million at September 30, 2021, which represented 0.89% of total loans, and $5.1 million at December 31, 2020, or 1.15% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. For the three and nine months ended September 30, 2021, Management did update its model to account for the recent market conditions brought on by the COVID-19 pandemic. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had (excluding overdrafts) net charge-offs of $91,000 for the nine months ended September 30, 2021 compared to $266,000 for the nine months ended September 30, 2020.

Earning Assets – Securities

The securities portfolio is comprised of tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2021 decreased approximately $22.5 million from December 31, 2020 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended September 30, 2021, total core deposits increased approximately $31.1 million or 5.4%. The Company’s savings accounts increased $15.8 million, or 12.9%, from December 31, 2020 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $30.3 million, or 8.0%, while certificates of deposit under $250,000 decreased by $15.0 million, or 20.5%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and, as such, are used to balance rate sensitivity as a tool of funds management. At September 30, 2021, certificates of deposit greater than $250,000 decreased $2.1 million or 27.8%, from December 31, 2020 totals.

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

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $5.6 million from December 31, 2020 totals.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Net Income

For the nine months ended September 30, 2021 the Company reported net earnings of $6,995,000, compared to $5,313,000 for the nine months ended September 30, 2020. On a per share basis, the Company’s diluted earnings were $1.21 for the nine months ended September 30, 2021, as compared to $0.93 for the nine months ended September 30, 2020 an increase of 30.1%.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before provision for loan losses decreased 2.5%, or $425,000 for the nine months ended September 30, 2021 compared to the same period in 2020.

Provision for Loan Losses

Net loans charged off, excluding overdrafts, was $91,000, or 0.01% annualized. Giving strong consideration to our overall solid credit related metrics and the improving economy, our Company had a credit reserve releases of $855,000 during the nine months ended September 30, 2021.The overall improvement in the economy also contributed to the credit reserve release. The impact of COVID-19 on the economy will directly impact the Company’s provision (credit) for loan losses for the remainder of the year. The provision for loan losses was $3.3 million for the nine months ended September 30, 2020, at that time, the overall concerns with the COVID-19 pandemic and the negative impact on the economy, additional provisions were prudent for the nine months ended September 30, 2020.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of available-for-sale securities, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the nine months ended September 30, 2021 as compared to the same period in 2020 decreased $1.2 million or 21.4%. During the nine months ended September 30, 2020, the Company recognized a $2,594,000 gain on the sale of available-for-sale securities while for the nine months ended September 30, 2021 the Company recognized a gain of $1,250,000, a decrease of $1,344,000.

Noninterest Expense

The Company saw its noninterest expense increase by $460,000 or 3.4% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $749,000 for the nine months ended September 30, 2021, an increase of $407,000 compared to the same period in 2020. The effective tax rate was 9.7% and 6.0% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate is higher in 2021 due to the decrease in tax exempt state and political subdivision investments.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Net Income

For the three months ended September 30, 2021 the Company reported net earnings of $2,902,000, compared to $2,059,000 for the three months ended September 30, 2020. On a per share basis, the Company’s diluted earnings were $0.50 for the three months ended September 30, 2021, as compared to $0.36 for the three months ended September 30, 2020.

Net Interest Income

Net interest income before the provision for loan losses decreased 2.4%, or $139,000 for the three months ended September 30, 2021 compared to the same period in 2020.

Provision for Loan Losses

Giving strong consideration to our overall solid credit related metrics and the improving economy, our Company had a credit reserve releases of $400,000 during the three months ended September 30, 2021.The overall improvement in the economy also contributed to the credit reserve release. The impact of COVID-19 on the economy will directly impact the Company’s provision (credit) for loan losses for the remainder of the year. The provision for loan losses was $1,333,000 for the three months ended September 30, 2020, the overall concerns with the COVID-19 pandemic and the negative impact on the economy, additional provisions are prudent for the three months ended September 30, 2020.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of available-for-sale securities, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2020 as compared to the same period in 2019 decreased $56,000 or 2.3%.

Noninterest Expense

The Company saw its noninterest expense increase by $450,000 or 10.0% quarter-over-quarter. Most of the increase in our noninterest expense levels was related to personnel-related expenses.

Federal Income Taxes

The provision for federal income taxes was $448,000 for the three months ended September 30, 2021, an increase of $248,000 compared to the same period in 2020. The effective tax rate was 13.3% and 8.9% for the three months ended September 30, 2021 and 2020, respectively.

Capital Resources

Stockholders’ equity totaled $70.1 million at September 30, 2021 compared to $68.3 million at December 31, 2020, a $1.7 million increase. Total stockholders’ equity in relation to total assets was 9.59% at September 30, 2021 and 9.85% at December 31, 2020. On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures in denominations of not less than $250,000. To increase the capital level of Unified Bank, $16 million of the proceeds were paid as a dividend during the second quarter of 2019.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.57%
Tier 1 capital ratio	14.38%
Total capital ratio	19.24%
Leverage ratio	10.09%

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

Ohio Restrictions and Vaccination Rate

Most of Ohio’s state-wide COVID-19 health orders, including the mask mandate, business and gathering capacity limits and social distancing rules, ended on June 2, 2021. Certain orders continue to remain in place, relating primarily to restrictions at nursing homes and assisted-living facilities. According to information provided by the Ohio Department of Health, as of November 1, 2021, approximately 55.4% of all Ohio residents had received at least one COVID-19 vaccination.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.      Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.     Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 7/1/2021 to 7/31/2021	––	––	––	––
Month #2 8/1/2021 to 8/31/2021	––	––	––	––
Month #3 9/1/2021 to 9/30/2021	––	––	––	––

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

ITEM 3.Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information.

None.

ITEM 6.       Exhibits

EX 3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX 3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX 4.1	Description of Registrant’s Common Stock (4)

EX 4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (3)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EX 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.
(3)	Incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020
(4)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Bancorp, Inc.

Date: November 15, 2021	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 15, 2021	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer