Form 10-K
period 2021-12-31
UNITED BANCORP INC /OH/
filed 2022-03-18
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☒ No ☐s

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2021 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $68,642,392 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,929,488 common shares outstanding as of March 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 20, 2022 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2021 are incorporated by reference into Parts I and II.

PART I

Item 1Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company is an Ohio corporation which filed its initial articles of incorporation on July 8, 1983. At December 31, 2021 the Company has one wholly-owned subsidiary bank, Unified Bank, Martins Ferry, Ohio (Unified, or the Bank).

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

For a discussion of the development of the Company’s business over the course of the prior fiscal year, refer to “Management’s Discussion and Analysis” from the 2021 Annual Report To Shareholders filed herewith as Exhibit 13.

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

 Pursuant to deposit market share information provided by the FDIC as of June 30, 2021, Unified competes with approximately 39 other commercial banking institutions in its Ohio and West Virginia markets. Based on this information, the Bank ranked sixth in total deposit market share. The top five institutions in Unified’s primary Ohio banking markets included: Huntington National Bank; JP Morgan Chase Bank; PNC Bank; Wesbanco Bank; and Park National Bank.

Supervision and Regulation

Regulatory Environment

The banking industry is highly regulated. We are subject to supervision, regulation, and examination by various federal and state regulators, including the Federal Reserve, Federal Deposit Insurance Corporation (FDIC), and the Ohio Division of Financial Institutions (ODFI). The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the Deposit Insurance Fund (DIF) maintained by the FDIC, the U.S. banking and financial system, and financial markets as a whole.

Banking statutes, regulations, and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to the Company and the Bank. Any change in the statutes, regulations, or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business or organization.

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

Supervision, Examination and Enforcement

A principal objective of the U.S. bank regulatory regime is to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole by ensuring the financial safety and soundness of BHCs and banks, including the Company and the Bank. Bank regulators regularly examine the operations of BHCs and banks. In addition, BHCs and banks are subject to periodic reporting and filing requirements.

The Federal Reserve, ODFI and FDIC have broad supervisory and enforcement authority with regard to BHCs and banks, including the power to conduct examinations and investigations, impose nonpublic supervisory agreements, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance, and appoint a conservator or receiver. Supervision and examinations are confidential, and the outcomes of these actions may not be made public.

Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things, prohibit unsafe or unsound practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations, and supervisory agreements could subject the Company, the Bank, and their respective officers, directors, and institution-affiliated parties to the remedies described above, and other sanctions. In addition, the FDIC may terminate a bank’s deposit insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order, or condition enacted or imposed by the bank’s regulatory agency.

Regulatory Agencies

The Company is a registered bank holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve) pursuant to the Bank Holding Company Act of 1956, as amended.

Unified is an Ohio chartered commercial bank. It is subject to regulation and examination by both the ODFI and the FDIC.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. Unified exceeded its minimum capital requirements under applicable guidelines as of December 31, 2021.

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

Regulatory Capital Requirements Unified is required to maintain minimum levels of capital in accordance with FDIC capital adequacy guidelines. If capital falls below minimum guideline levels, a bank, among other things, may be denied approval to acquire or establish additional branches or organize or acquire other non-bank businesses. The required capital levels and the Bank’s capital position at December 31, 2021 and 2020 are summarized in the table included in Note 11 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2021, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

With respect to lending, the federal bank regulatory agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulatory agencies’ Interagency Guidelines for Real Estate Lending Policies.

With respect to compensation practices, ours are subject to oversight by the Federal regulatory agencies, which have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as the Company and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including the Company and the Bank, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution.  Also, pursuant to the Dodd-Frank Act, in 2015 the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies.  In 2021, the SEC reopened the comment period on this proposed requirement, which has not been adopted to date.

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

Cybersecurity. GLB also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

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

Employees

The Company itself, as a holding company, has no compensated employees. Unified has 124 full time employees, with 22 of these serving in a management capacity, and 20 part time employees.

		Executive Officers Positions held with Company;
Name	Age	Business Experience
Scott Everson	54	President and Chief Executive Officer

Matthew F. Branstetter	54	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	58	Senior Vice President, Chief Financial Officer, Treasurer & Corporate Secretary

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

Statistical Disclosures by Bank Holding Companies

I       Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 19 and 20 of our 2021 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table provides average balance sheet information and reflects the taxable equivalent average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2020 and 2019. The yields and costs are calculated by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities.

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

	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans (1)	$446,256	22,106	4.95%	$420,487	21,803	5.19%
Taxable Securitied AFS	29,472	596	2.02	48,911	996	2.04
Tax Exempt securities available for sale (1)	137,948	6,057	4.39	106,528	4,687	4.40
Federal funds sold	25,522	49	0.19	17,285	333	1.93
FHLB stock and other	4,267	98	2.29	4,049	211	5.21

Total interest-bearing assets	643,465	28,906	4.49	597,260	28,030	4.69

Non interest-earning assets
Cash and due from banks	7,864			5,405
Premises and equipment (net)	13,164			12,262
Other nonearning assets	42,228			22,787
Less: allowance for loan losses	(3,794)			(2,127)
Total noninterest-earning assets	59,462			38,327
Total assets	$702,927			$635,587

Demand deposits	$248,167	1,395	0.56%	$209,810	2,381	1.13%
Savings deposits	114,709	37	0.03	109,806	188	0.17
Time deposits	94,168	1,709	1.81	112,211	2,258	2.01
FHLB advances	9,341	174	1.86	27	1	3.70
Federal funds purchased	9,472	60	0.63	8,933	185	2.07
Subordinated debentures	23,604	1,329	5.63	16,276	975	5.99
Repurchase agreements	12,524	30	0.24	9,699	136	1.4

Total interest-bearing liabilities	$511,985	4,734	0.92	$466,762	6,124	1.31

Non interest-bearing liabilities
Demand deposits	115,340			109,349
Other liabilities	6,145			5,054
Total noninterest-bearing liabilities	121,485			114,403

Total liabilities	633,470			581,165

Total stockholders’ equity	69,457			54,392

Total liabilities & stockholders’ equity	702,927			635,557

Net interest income		24,172			21,906
Net interest spread			3.57%			3.38%

Net yield on interest earning assets			3.76%			3.67%

●	For purposes of this schedule, nonaccrual loans are included in loans.
●	Fees collected on loans are included in interest on loans. However, such fees are not material for comparative purposes.
●	Earnings on tax-exempt earnings is shown on a tax equivalent basis using a marginal tax rate of 21%

Rate/Volume Analysis

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected interest income and expense during 2021. For purposes of this table, changes in interest due to volume and rate were determined using the following methods:

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

	2020 Compared to 2019
	Increase/(Decrease)
(In thousands)		Change	Change
	Total	Due To	Due To
	Change	Volume	Rate
Interest and dividend income
Loans	$303	1,302	(999)
Taxable securities available for sale	(400)	(550)	150
Tax-exempt securities available for sale	1,370	1,380	(10)
Federal funds sold	(284)	109	(393)
FHLB stock and other	(113)	11	(124)
Total interest and dividend income	876	2,252	(1,376)

Interest expense
Demand deposits	(986)	377	(1,363)
Savings deposits	(151)	8	(159)
Time deposits	(549)	(341)	(208)
FHLB advances	173	174	(1)
Federal funds purchased	(125)	11	(136)
Trust Preferred debentures	354	—	354
Repurchase agreements	(106)	31	(137)
Total interest expense	(1,390)	260	(1,650)

Net interest income	$2,266	1,992	274

II        Investment Portfolio

A        Contractual maturities of securities at year-end 2021 were as follows:

	Amortized	Estimated	Average Tax
	Cost	Fair Value	Equivalent Yield

	(dollars in thousands)
State and municipal obligations
Under 1 Year	$—	$—	—
1 – 5 Years	—	—	—
5-10 Years	—	—	—
Over 10 Years	106,533	117,549	4.01%

Subordinated Debt
Under 1 Year	—	—	—
1 – 5 Years	3,202	3,191	2.32%
5-10 Years	25,635	25,573	3.54%
Over 10 Years	—	—	—

Total securities available for sale	$135,370	$146,313	1.53%

III        Loan Portfolio

A        Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2021 maturing within the various time frames indicated:

			Five
	One	One	Through
	Year or	Through	Fifteen	After
	Less	Five Years	Years	Fifteen Years	Total

	(In thousands)
Commercial loans	$5,886	$48,121	$35,822	$1,063	$90,892
Commercial real estate loans	5,581	25,784	126,402	109,010	266,777

Total	$11,467	$73,905	$162,224	$110,073	$357,669

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2021 due to mature after one year:

			Total >
	Fixed	Variable	One
	Rate	Rate	Year

	(In thousands)
Commercial loans	$44,150	$40,856	$85,006
Commercial real estate loans	29,629	231,567	261,196

Total	$73,779	$272,423	$346,202

Variable rate loans are those loans with floating or adjustable interest rates.

C        Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual loans, accruing loans which are contractually 90 days or more past due, impaired loans and newly classified troubled debt restructurings at December 31, 2021, 2019, 2018, 2017 and 2016:

	December 31,
	2021	2020	2019	2018	2017

	(In thousands)
Nonaccrual basis	$4,209	$626	$1,452	$1,245	$1,395
Accruing loans 90 days or greater past due	—	—	226	155	—
Total impaired loans	3,933	376	1,036	960	1,008
Impaired loan with related allowance for unconfirmed losses	3,805	72	—	400	410
Impaired loan without related allowance for unconfirmed losses	128	304	1,036	560	598
Troubled debt restructured loans	—	86	83	—	228

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled approximately $168,000 for the year ended December 31, 2021. Interest income that was recorded for the year on nonaccrual loans, totaled $13,000 for the year ended December 31, 2021.

The Company’s policy is to generally not allow loans greater than 90 days past due to accrue interest unless the loan is both well secured and in the process of collection. Interest income is not reported when full loan repayment is doubtful, typically when the loan is impaired. Payments received on such loans are reported as principal reductions.

On December 27, 2020, the President signed into law the 2021 Consolidated Appropriations Act. The $900 billion relief package includes legislation that extends certain relief provisions from the March 2020 Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that were set to expire at the end of this year. CARES Act §4013 permitted financial institutions to suspend TDR assessment and reporting requirements under generally accepted accounting principles for loan modifications. Set to expire on December 31, 2021, this new legislation extends this relief to the earlier of 60 days after the national emergency termination date or January 1, 2022.

2.        Potential Problem Loans

The Company had no potential problem loans as of December 31, 2021 which have not been disclosed in Table C 1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13-15 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2021 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 2021, 2020, and 2019.:

	2021	2020	2019
Loans
Gross loans outstanding	$454,372	$443,491	$441,548
Average loans outstanding	$451,762	$446,256	$420,487

Allowance for Loan Losses
Balance at beginning of year	$5,113	$2,231	$2,043
Loan charge-offs:
Commercial	78	69	18
Commercial real estate	—	225	431
Residential real estate	26	104	141
Installment	126	169	180
Total loan charge-offs	230	567	770

Loan recoveries
Commercial	3	23	1
Commercial real estate	—	—	—
Residential real estate	7	17	14
Installment	35	72	35
Total loan recoveries	45	112	50

Net loan charge-offs	185	455	720

(Credit) Provision for loan losses	(1,255)	3,337	908

Balance at end of year	$3,673	$5,113	$2,231

Ratio of net charge-offs to average loans outstanding for the year	0.04%	0.10%	0.17%
Ratio of commercial loans net charge-offs to average commercial loans	0.08%	0.04%	0.02%
Ratio of commercial real estate loans net charge-offs to average commercial real estate loans	0.02%	0.10%	0.16%
Ratio of installment loans net charge-off to average installment loans	1.39%	1.19%	1.50%
Total allowance for loan losses to total loans	0.81%	1.15%	0.51%
Nonaccrual loans to total loans	0.64%	0.19%	0.33%
Total allowance for loan losses to nonperforming loans	87.27%	816.43%	153.65%
Ratio of net charge-offs to average loans outstanding for the year	0.04%	0.10%	0.17%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2021, 2020, and 2019. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2021		2020		2019
		% of		% of		% of
		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Loan type
Commercial	$1,046	20.00%	$1,397	23.29%	$568	22.65%
Commercial real estate	1,235	58.71%	1,821	55.51%	792	57.67%
Residential real estate	1,121	19.84%	1,471	19.34%	572	17.49%
Installment	271	1.45%	424	1.86%	299	2.19%
General	—	N/A	—	N/A	—	N/A

Total	$3,673	100.00%	$5,113	100.00%	$2,231	100.00%

V	Deposits
A	Schedule of Average Deposit Amounts and Rates

Refer to Section I of this “Statistical Disclosures by Bank Holding Companies” section and to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” on page 19 of our 2021 Annual Report filed herewith as Exhibit 13, which is incorporated by reference. At December 31, 2021, 2020, 2019 the aggregate amount of uninsured deposits was approximately $89.9 million, $77.9 million and $62.8 million.

B	Maturity analysis of time deposits greater than $250,000.

At December 31, 2021, the time to remaining maturity for time deposits in excess of $250,000 was:

2021
(In thousands)
Three months or less	$2,768
Over three through six months	550
Over six through twelve months	637
Over twelve months	482

Total	$4,437

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 2Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Branch Office Location	Owned or Leased	Location	Owned or Leased
Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Amesville, Ohio	Owned
St. Clairsville, Ohio	Owned	Nelsonville, Ohio	Owned
Dover, Ohio	Owned	Lancaster, Ohio	Owned
Dellroy, Ohio	Owned	Lancaster, Ohio	Owned
New Philadelphia, Ohio	Owned	Powhatan, Ohio	Owned
Strasburg, Ohio	Owned	Moundsville, WV	Owned
Tiltonsville, Ohio	Owned	St. Clairsville, Ohio	Owned

Management believes the properties described above to be in good operating condition for the purpose for which they are used. The properties are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured.

Item 3Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiary is a party or to which any of its property is subject.

Item 4Mine Safety Disclosures

Not applicable.

PART II

Item 5Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 9, “Shareholder Information” of the 2021 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 31, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2021 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference. Additional disclosure regarding dividend restrictions is also included under Part I, Item 1 of this 10-K in the section captioned “Supervision and Regulation.”

ISSUER PURCHASES OF EQUITY SECURITIES

				(c)	(d)
				Total Number of	Maximum Number
				Shares (or Units)	(or Approximate Dollar Value) of
	(a)		(b)	Purchased as Part	Shares (or Units)
	Total Number of		Average Price	of Publicly	that May Yet Be
	Shares (or Units)		Paid per Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs
Month #l 10/1/2021 to 10/31/2021	—		$—	—	—
Month #2 11/1/2021 to 11/30/2021	—		—	—	—
Month #3 12/1/2021 to 12/31/2021	2,923	(1)	15.99	—	—
Total	2,923	(1)	$15.99	—	—
(1)	All of these shares were purchased by the Company on the open market to fund acquisitions under the Company’s Directors and Officers Deferred Compensation Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. During the quarter ended December 31, 2021, the Plan purchased 2,923 shares at an average cost of $15.99, which were allocated to participant accounts. All purchases under the Plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof.

Item 6[Reserved]

Not Applicable

Item 7Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 10-22, “Management’s Discussion and Analysis” of the 2021 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference.

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

Item 7AQuantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide this disclosure.

Item 8	Financial Statements and Supplementary Data

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2021 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

Item 9	Changes In and Disagreements with Accountants

Not applicable.

Item 9A	Controls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company's principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2021, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31,2021. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board” and “Delinquent Section 16(a) Reports.”

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

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information December 31, 2021

				Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise	under equity compensation
	outstanding options, warrants		price of outstanding options,	plans (excluding securities
	and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	317,500	(1)	$—	352,500
Equity compensation plans not approved by security holders
Total	317,500		$—	352,500

(1) Represents shares of restricted stock awarded under the 2008 and 2018 Stock Incentive Plans.

Item 13	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions “ and ” Corporate Governance and Committees of the Board.”

Item 14	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

PART IV

Item 15Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm (PCAOB ID 686), appear on pages 25 through 85 of the United Bancorp, Inc. 2021 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2021 and 2020

Consolidated Statements of Income

Years Ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm (PCAOB ID 686)

Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.1	Description of Registrant’s Common Stock(4)

4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (11)

10.1	Randall M. Greenwood Change in Control agreement (3)

10.2	Scott A. Everson Change in Control Agreement (3)

10.3	Matthew F. Branstetter Change in Control Agreement (3)

10.4	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Glessner, Hoopingarner, and Riesbeck. (5)

10.5	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering, Scott A. Everson, Matthew Branstetter and Randall M. Greenwood. (3)

10.6	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan. (9)

10.7

Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.8	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.9	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.10	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

10.11	United Bancorp, Inc. 2018 Stock Incentive Plan (10)

10.12	Form of Subordinated Note Purchase Agreement, dated May 14, 2019, by and among United Bancorp, Inc. and the Purchasers (12)

13	2021 Annual Report

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101

The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(Registrant) United Bancorp, Inc.

By:	/s/ Scott A. Everson	March 18, 2022
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott A. Everson	March 18, 2022
Scott A. Everson, Director, President & Chief Executive Officer

By:	/s/ Randall M. Greenwood	March 18, 2022
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/ Gary W. Glessner	March 18, 2022
Gary W. Glessner, Director

By:	/s/ John M. Hoopingarner	March 18, 2022
John M. Hoopingarner, Director

By:	/s/ Richard L. Riesbeck	March 18, 2022
Richard L. Riesbeck, Director