Form 10-Q
period 2022-03-31
UNITED BANCORP INC /OH/
filed 2022-05-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2022

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ___________ to___________

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 9, 2022, 5,745,688 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$12,243	$7,653
Interest-bearing demand deposits	56,520	75,346
Cash and cash equivalents	68,763	82,999
Available-for-sale securities	159,497	146,313
Loans, net of allowance for loan losses of $3,174 and $3,673 at March 31, 2022 and December 31, 2021, respectively	459,119	450,699
Premises and equipment	12,741	12,757
Federal Home Loan Bank stock	3,704	3,704
Foreclosed assets held for sale, net	261	415
Core deposit other intangible asset	522	560
Goodwill	682	682
Accrued interest receivable	2,297	2,345
Bank-owned life insurance	18,688	18,809
Other assets	7,125	5,173
Total assets	$733,399	$724,456
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$416,883	$408,296
Savings	145,747	140,598
Time	49,864	56,242
Total deposits	612,494	605,136
Securities sold under repurchase agreements	22,751	15,701
Subordinated debentures	23,680	23,665
Deferred federal income tax	—	1,681
Interest payable and other liabilities	10,573	6,572
Total liabilities	669,498	652,755

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,053,851 shares at March 31, 2022, and 6,053,851 shares at December 31, 2021; outstanding – 5,742,584 and 5,791,853 shares at March 31, 2022 and December 31, 2021, respectively	6,054	6,054
Additional paid-in capital	24,457	23,635
Retained earnings	37,815	37,847
Stock held by deferred compensation plan; 176,807 and 172,538 shares at March 31, 2022 and December 31, 2021	(1,813)	(1,738)
Accumulated other comprehensive(loss) income	(784)	6,964
Treasury stock, at cost 129,363 and 84,363 shares at March 31, 2022 and December 31, 2021, respectively	(1,828)	(1,061)
Total stockholders’ equity	63,901	71,701
Total liabilities and stockholders’ equity	$733,399	$724,456

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2022 and 2021

(In thousands, except per share data)

(Unaudited)

	2022	2021
Interest and Dividend Income
Loans, including fees	$4,791	$4,913
Securities
Taxable	268	29
Non-taxable	891	1,108
Federal funds sold	28	11
Dividends on Federal Home Loan Bank and other stock	19	27
Total interest and dividend income	5,997	6,088
Interest Expense
Deposits	150	406
Borrowings	337	369
Total interest expense	487	775
Net Interest Income	5,510	5,313
Provision (Credit) for Loan Losses	(500)	(205)
Net Interest Income After (Credit) Provision for Loan Losses	6,010	5,518
Noninterest Income
Service charges on deposit accounts	681	592
Realized gains on sales of loans	12	75
Earnings on bank-owned life insurance	186	182
Other income	108	77
Total noninterest income	987	926
Noninterest Expense
Salaries and employee benefits	3,005	2,304
Occupancy and equipment	583	600
Professional services	263	319
FDIC insurance	49	50
Insurance	139	129
Franchise and other taxes	135	134
Advertising	30	113
Stationery and office supplies	25	23
Amortization of intangibles	37	37
Other expenses	844	740
Total noninterest expense	5,110	4,449
Income Before Federal Income Taxes	1,887	1,995
Provision for Federal Income Taxes	136	87
Net Income	$1,751	$1,908
Basic Earnings Per Share	$0.3025	$0.33
Diluted Earnings Per Share	$0.3025	$0.33
Dividends Per Share (including special dividend of $.015 in March 2022 and $0.10 in March 2021)	$0.3025	$0.2425

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive (Loss)

Three Months Ended March 31, 2022 and 2021

(In thousands, except per share data)

(Unaudited)

	2022	2021
Net Income	$1,751	$1,908
Other comprehensive income (loss), net of tax
Unrealized holding (loss) on available-for-sale securities during the period, net of (benefits) of $(2,060) and $(577) for each respective period	(7,748)	(2,170)

Comprehensive (Loss)	$(5,997)	$(262)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance, January 1, 2021	6,046	23,166	(2,664)	32,497	9,283	68,328
Net income	—	—	—	1,908	—	1,908
Other comprehensive loss	—	—	—	—	(2,170)	(2,170)
Cash dividends - $0.2425 per share	—	—	—	(1,447)	—	(1,447)
Restricted stock activity	—	—	—	—	—	—
Shares sold for deferred compensation plan	—	(95)	95	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Expense related to share-based compensation plans	—	103	—	—	—	103
Amortization of ESOP	—	—	—	—	—	—
Balance, March 31, 2021	$6,046	$23,174	$(2,569)	$32,958	$7,113	$66,722
Balance January 1, 2022	6,054	23,635	(2,799)	37,847	6,964	71,701
Net income	—	—	—	1,751	—	1,751
Other comprehensive loss	—	—	—	—	(7,748)	(7,748)
Cash dividends - $0.3025 per share	—	—	—	(1,783)	—	(1,783)
Repurchase of common stock	—	—	(767)	—	—	(767)
Shares purchased for deferred compensation plan	—	75	(75)	—	—	—
Expense related to share-based compensation plans	—	747	—	—	—	747
Balance, March 31, 2022	$6,054	$24,457	$(3,641)	$37,815	$(784)	$63,901

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	2022	2021
Operating Activities
Net income	$1,751	$1,908
Items not requiring (providing) cash
Depreciation and amortization	262	287
Amortization of intangible asset	37	37
Premium amortization on securities	126	94
Provision (Credit) for loan losses	(500)	(205)
Gain on sale foreclosed assets held for sale	—	(72)
Gain on sale of loans	(12)	(75)
Expense related to share based compensation programs	747	103
Increase (decrease) in value of bank-owned life insurance	189	(117)
Originations of loans held for sale	(900)	(4,112)
Proceeds from sale of loans held for sale	912	4,187
Expense related to share-based compensation plans and ESOP	—	—
Amortization of debt instrument costs	15	15
Net change in accrued interest receivable and other assets	(2,463)	293
Net change in accrued expenses and other liabilities	4,857	(941)

Net cash provided by operating activities	5,021	1,402

Investing Activities
Purchase of available-for-sale securities	(26,153)	—
Proceeds from calls/redemptions of available-for-sale securities	3,035	8,914
Net change in loans	(7,908)	(6,629)
(Purchase) redemption of FHLB Stock	—	80
Proceeds from sales of foreclosed assets held for sale	156	385
Purchases of premises and equipment	(245)	(208)

Net cash provided by (used in) investing activities	(31,115)	2,542

Financing Activities
Net change in deposits	7,358	28,487
Net change in securities sold under repurchase agreements	7,050	14,475
Net change in Federal Home Loan Bank advances	—	—
Repurchase of common stock	(767)	—
Cash dividends paid	(1,783)	(1,447)

Net cash provided by financing activities	11,858	41,515

Increase (Decrease) in Cash and Cash Equivalents	(14,236)	45,459

Cash and Cash Equivalents, Beginning of Period	82,999	51,592

Cash and Cash Equivalents, End of Period	$68,763	$97,051

Supplemental Cash Flows Information
Federal income taxes paid	$—	—
Interest paid on deposits and borrowings	$257	$450

See Notes to Condensed Consolidated Financial Statements

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2022, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2021 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31,2022, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2021 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties in Ohio and Marshall and Ohio Counties in West Virginia and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Amesville, Bridgeport, Colerain, Dellroy, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, Powhatan Point, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, Tiltonsville, Ohio and Moundsville West Virginia.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, investment securities, as well as revenue related to mortgage banking activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures.

Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the income statements as components of non-interest income are as follows:

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended March 31, 2022
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,751
Less allocated earnings on non-vested restricted stock	—
Less allocated dividends on non-vested restricted stock	(79)
Net income allocated to common stockholders	1,672
		5,457,403
Basic and diluted earnings per share			$0.3025

	Three Months Ended March 31, 2021
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$1,908
Less allocated earnings on non-vested restricted stock	(78)
Less allocated dividends on non-vested restricted stock	(25)
Net income allocated to common stockholders	1,805
		5,472,033
Basic and diluted earnings per share			$0.33

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2018.

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

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
March 31, 2022:
U.S. government agencies	$5,000	$—	$—	$5,000
Subordinated notes	31,294	22	(991)	30,325
State and municipal obligations	122,068	$4,016	(1,912)	124,172
Total debt securities	$158,362	$4,038	$(2,903)	$159,497

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2021:
U.S. government agencies	$—	$—	$—	$—
Subordinated notes	28,837	76	(148)	28,765
State and municipal obligations	106,533	$11,015	—	117,548
Total debt securities	$135,370	$11,091	$(148)	$146,313

The amortized cost and fair value of available-for-sale securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under 1 year	$—	$—
One to five years	3,190	3,061
Five to ten years	28,104	27,264
Over ten years	127,068	129,172
Totals	$158,362	$159,497

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $58.9 million and $55.8 million at March 31, 2022 and December 31, 2021, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2022 was $64.1 million, which represented 40.2% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2021 was $14.2 million, which represented less than 10% of the Company's available-for-sale.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31,2022:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and municipal obligations	36,326	(1,912)	—	—	36,326	(1,912)
Subordinated notes	27,794	(991)	—	—	27,794	(991)
Total temporarily impaired securities	$64,120	$(2,903)	$—	$—	$64,120	$(2,903)

December 31, 2021
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In thousands)
US government agencies	$—	$—	$—	$—	$—	$—
Subordinated notes	14,204	(148)	—	—	14,204	(148)
State and municipal obligations	—	—	—	—	—	—
Total temporarily impaired securities	$14,204	$(148)	$—	$—	$14,204	$(148)

The unrealized losses on the Company’s investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

There were no sales of investment securities for the three months ended March 31, 2021 and 2022.

Note 3:      Loans and Allowance for Loan Losses

Categories of loans include:

	March 31,	December 31,
	2022	2021

	(In thousands)
Commercial loans	$91,371	$90,892
Commercial real estate	271,723	266,777
Residential real estate	92,768	90,132
Installment loans	6,431	6,571

Total gross loans	462,293	454,372

Less allowance for loan losses	(3,174)	(3,673)

Total loans	$459,119	$450,699

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

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2022

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:

Balance, beginning of period	$1,046	$1,235	$1,121	$271	$3,673
Provision (credit) charged to expense	(420)	54	(162)	28	(500)
Losses charged off	—	—	—	(35)	(35)
Recoveries	22	—	—	14	36
Balance, end of period	$648	$1,289	$959	$278	$3,174
Ending balance: individually evaluated for impairment	$—	$232	$—	$—	$232
Ending balance: collectively evaluated for impairment	$648	$1,057	$959	$278	$2,942
Loans:
Ending balance: individually evaluated for impairment	$—	$3,799	$—	$—	$3,799
Ending balance: collectively evaluated for impairment	$91,371	$267,924	$92,768	$6,431	$458,494

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2021

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:

Balance, beginning of period	$1,397	$1,821	$1,471	$424	$5,113
Provision charged to expense	(98)	(1)	(75)	(31)	(205)
Losses charged off	(78)	—	(17)	(18)	(113)
Recoveries	—	—	2	10	12
Balance, end of period	$1,221	$1,820	$1,381	$385	$4,807
Ending balance: individually evaluated for impairment	$—	$85	$—	$—	$85
Ending balance: collectively evaluated for impairment	$1,221	$1,735	$1,381	$385	$4,722
Loans:
Ending balance: individually evaluated for impairment	$—	$2,594	$114	$—	$2,708
Ending balance: collectively evaluated for impairment	$99,728	$251,983	$88,000	$7,615	$447,326

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2021

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$230	$––	$––	$230
Ending balance: collectively evaluated for impairment	$1,046	$1,005	$1,121	$271	$3,443

Loans:
Ending balance: individually evaluated for impairment	$—	$3,933	$—	$—	$3,933
Ending balance: collectively evaluated for impairment	$90,892	$262,844	$90,132	$6,571	$450,439

The following tables show the portfolio quality indicators.

	March 31, 2022
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$91,371	$259,877	$92,768	$6,431	$450,447
Special Mention	—	4,111	—	—	4,111
Substandard	—	7,735	—	—	7,735
Doubtful	—	—	—	—	—

	$91,371	$271,723	$92,768	$6,431	$462,293

	December 31, 2021
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$90,892	$254,760	$90,132	$6,571	$442,355
Special Mention	—	4,115	—	—	4,115
Substandard	—	7,902	—	—	7,902
Doubtful	—	—	—	—	—

	$90,892	$266,777	$90,132	$6,571	$454,372

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

Loan Portfolio Aging Analysis

As of March 31, 2022

	30-59 Days	60‑89 Days	Greater Than		Total Past
	Past Due and	Past Due and	90 Days and		Due and Non		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Accrual	Current	Receivable

	(In thousands)
Commercial	$—	$—	$—	$—	$—	$91,371	$91,371
Commercial real estate	—	—	—	3,799	3,799	267,924	271,723
Residential	17	—	24	318	359	92,409	92,768
Installment	12	18	—	—	30	6,401	6,431
Total	$29	$18	$24	$4,117	$4,188	$458,105	$462,293

Loan Portfolio Aging Analysis

As of December 31, 2021

	30‑59 Days	60‑89 Days	Greater Than		Total Past
	Past Due and	Past Due and	90 Days and		Due and Non		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Accrual	Current	Receivable

	(In thousands)
Commercial	$63	$—	$—	$—	$63	$90,829	$90,892
Commercial real estate	220	—	—	3,818	4,038	262,739	266,777
Residential	22	—	—	391	413	89,719	90,132
Installment	40	—	—	—	40	6,531	6,571
Total	$345	$—	$—	$4,209	$4,554	$449,818	$454,372

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

Impaired Loans

		As of		Three Months Ended
	March 31, 2022			March 31, 2022
Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	2,836	2,836	—	2,836	—
Residential	—	—	—	—	—
	2,836	2,836	—	2,836	—
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—
Commercial real estate	963	963	232	983	20
Residential	—	—	—	—	—
	963	963	232	983	—
Total:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	$3,799	$3,799	$232	$3,819	$20
Residential	$—	$—	$—	$—	$—

Impaired Loans

				Three Months Ended
	As of December 31, 2021			March 31, 2021
		Unpaid		Average
				Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	128	128	—	112	—
Residential	—	—	—	118	—
Installment	—	—	—	—	—
	128	128	—	230	—
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—
Commercial real estate	3,805	3,805	230	2,489	—
Residential	––	—	—	—	––
	3,805	$3,805	$230	$2,489	$—
Total:
Commercial	$		—
Commercial real estate	$—	$—	$—	$—	$—
Residential	$3,933	$3,933	$230	$2,601	$—
Installment	$—	$—	$—	$118	$—

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

Three Months ended March 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	1	49	49
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2022
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	49	—	49
Residential	—	—	—	—
Consumer	—	—	—	—

Three Months ended March 31, 2021
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	1	$86	$67
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months ended March 31, 2021
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$67	$—	$67
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

During the three months ended March 31, 2022 and 2021, there were no material defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended
	March 31,
	2022	2021

	(In thousands)
Service cost	$130	$132
Interest cost	68	60
Expected return on assets	(144)	(122)
Amortization of prior service cost and net loss	24	45

Pension expense	$78	$115

All components of pension expense are reflected within the salaries and employee benefits line of the consolidated income statement.

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2022	2021

	(In thousands)
Commercial loans unused lines of credit	$31,035	$78,148
Commitment to originate loans	29,750	75,832
Consumer open end lines of credit	34,418	39,622
Standby lines of credit	127	127

Note 6:         Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2022	2021

	(In thousands)
Net unrealized gain (loss) on securities available-for-sale	$1,134	$10,943
Net unrealized loss for unfunded status of defined benefit plan liability	(2,127)	(2,127)
	(993)	8,816
Less: Tax effect	209	(1,852)
Net-of-tax amount	$(784)	$6,964

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Company's equity securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2022
U.S. government agencies	$5,000	$—	$5,000	$—
Subordinated Notes	$30,325	—	$30,325	—
State and municipal obligations	$124,172	$—	$124,172	$—

December 31, 2021
U.S. government agencies	$—	$—	$—	$—
Subordinated Notes	$28,765	—	$28,765	—
State and municipal obligations	$117,548	$—	$117,548	$—

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
March 31, 2022
Collateral dependent impaired loans	$731	$—	$—	$731
Foreclosed assets held for sale	—	—	—	—

December 31, 2021
Collateral dependent impaired loans	$2,822	$—	$—	$2,822
Foreclosed assets held for sale	—	—	—	—

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	3/31/22	Technique	Unobservable Inputs	Range

	(In thousands)
Collateral-dependent impaired loans	$731	Market comparable properties	Comparability adjustments	5% – 15%

	Fair Value at	Valuation	Unobservable
	12/31/21	Technique	Inputs	Range

	(In thousands)
Collateral-dependent impaired loans	$2,822	Market comparable properties	Comparability adjustments	5% – 10%

There were no significant changes in the valuation techniques used during 2022.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2022:

Financial assets
Cash and cash equivalents	$68,763	$68,763	$—	$—
Loans, net of allowance	459,119	—	—	464,763
Federal Home Loan Bank stock	3,704	—	3,704	—
Accrued interest receivable	2,297	—	2,297	—

Financial liabilities
Deposits	612,494	—	611,408	—
Short term borrowings	22,751	—	22,751	—
Subordinated debentures	23,680	—	24,036	—
Interest payable	471		471	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2021:

Financial assets
Cash and cash equivalents	$82,999	$82,999	$––	$––
Loans, net of allowance	450,699	––	––	459,031
Federal Home Loan Bank stock	3,704	––	3,704	––
Accrued interest receivable	2,345	––	2,345	––

Financial liabilities
Deposits	605,136	––	605,855	––
Short term borrowings	15,701	––	15,701	––
Subordinated debentures	23,665	––	23,575	––
Interest payable	180	––	180	––

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated 31 cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2022 and December 31, 2021.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight			Greater
	and	Up to 30		than
March 31, 2022	Continuous	Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$22,751	$—	$—	$—	$22,751
Total	$22,751	$—	$—	$—	$22,751

	Overnight			Greater
	and	Up to 30		than
December 31, 2021	Continuous	Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$15,701	$—	$—	$—	$15,701
Total	$15,701	$—	$—	$—	$15,701

These borrowings were collateralized with State and municipal obligations with a carrying value of $33.7 million at March 31, 2022 and $37.5 million at December 31, 2021. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Core Deposits and other Intangible Assets

The following table shows the changes in the carrying amount of goodwill for March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	Three Months Ended March 31, 2022			Year Ended December 31, 2021
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	519	522	1,041	481	560

The estimated aggregate future amortization expense for each of the next four years for intangible assets remaining as of March 31, 2022 is as follows (in thousands):

2022	$114
2023	150
2024	150
2025	108

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.   At the conclusion of the assessment, the Company determined that as of March 31, 2022 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the consolidated financial condition of the Company as of March 31, 2022, as compared to December 31, 2021, and the results of consolidated operations for the three months ended March 31, 2022, compared to the same period in 2021. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.31 and net income of $1,751,000 for the three months ended March 31, 2022. This compares to the record diluted earnings per share of $0.33 and net income of $1,908,000 that were reported in the first quarter of the previous year.

We are pleased to report on the earnings performance of our Company for the first quarter ended March 31, 2022. For the quarter, our Company achieved solid net income and diluted earnings per share results of $1,751,000 and $0.31, which compares favorably to the record levels of earnings that we achieved in the first quarter of last year. As our economy is normalizing and, actually, heating-up with inflation being at nearly forty-year highs--- we are starting to have some opportunities that we have not had in the past couple of years to change the mix of assets on our balance sheet; especially, as the most recently ended quarter progressed. With the increasing tightening bias of the Federal Open Market Committee (FOMC) with monetary policy that began developing in the first quarter of this year, we have experienced a prime opportunity to invest, once again, in both municipal and agency securities as both intermediate and longer-term yields have risen to levels that we have not seen for a couple of years. Having remained patient and not invested in any municipal or agency securities since the first quarter of 2020, we are presently pleased with this opportunity that we have. Even though our total assets remained relatively unchanged year-over-year in the first quarter of this year compared to the same period last year at $733.4 million, we have seen both our gross loans and securities and other restricted stock increase. As of March 31, 2022, gross loans increased by $12.3 million, or 2.7%, over the previous year to a level of $462.3 million. Regarding securities and other restricted stock, we saw our balances increase year-over-year by $12.8 million, or 8.5%, to a level of $163.2 million. Of significance is the quarter-ending balances for both gross loans and securities and other restricted stock are at higher levels than their respective quarterly averages by $8.8 million and $20.7 million. With the changing mix and added horsepower to our balance sheet in this most recently ended quarter, we are highly optimistic that we will see improvement in the level of interest income that we will generate in the coming quarters and our bottom line as the year progresses.

Even though we did see a decline in the level of interest income that we generated in the first quarter, we experienced a year-over-year increase in our level of net interest income of $198,000, an increase of 3.7%. We were able to achieve this increase in our net interest income because we continued to have success in the current year in lowering our overall interest expense. As of March 31, 2022, our interest expense decreased by $289,000, or 37.3%, from the previous year. Even though our ability to lower the interest expense of our Company will diminish as the monetary policy of the FOMC tightens, we firmly believe that the increase in the level of the interest income that we realize will outpace the degree to which interest expense increases in the current year; thus, producing a better bottom-line result for us. Interestingly, we reduced our interest expense levels even though our total deposits increased by $4.4 million, to a level of $612.5 million. We achieved this by continuing to attract lower-cost funding, consisting of demand and savings balances, and reducing our higher-cost time balances. As of March 31, 2022, our lower-costing demand and savings balances increased on a year-over-year basis by $29.0 million, or 5.4%, to a level of $562.6 million. During this same timeframe, our higher-costing time balances decreased by $24.5 million, or 33.0%, to a level of $49.9 million. Even though our net interest margin declined in the first quarter of 2022 by four basis points (4 bps) to a level of 3.45%, we expect this to increase in the coming quarters with the aforementioned change in the mix of our balance sheet with our lower-yielding overnight investments being replaced with higher-yielding, intermediate and longer-term assets.

Our first quarter bottom line net income was impacted by the inflationary environment in which we are presently operating. Even though we saw an increase in the level of non-interest income that our Company generated, our non-interest expense levels increased to a greater degree. Even with a decline in fee income related to secondary market mortgage production, we were able to increase our total noninterest income to a level of $987,000 for the quarter, which is a year-over-year increase of $61,000 or 6.5%. Total noninterest expense increased year-over-year by $661,000, or 14.9%. This increase in the current year is linked to a higher level of employee related expenses tied to more optimum staffing levels throughout our company, higher wage levels attributed to the tight labor market and non-recurring incentive payouts. We firmly believe that we have a high degree of positive operating leverage which will improve efficiencies and our net-noninterest margin in the coming quarters.

We have successfully maintained credit-related strength and stability within our loan portfolio over the course of the past two years during the economic downturn and this trend continued for our Company into the new year. As of March 31, 2022, our total nonaccrual loans and loans past due 30 plus days were $4.2 million or 0.9% of gross loans. Even though this total has increased year-over-year, it

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

is down on a linked-quarter basis by $400,000. In general, the underlying trend of solid credit quality within our overall loan portfolio has remained stable. A majority of the total for nonaccrual loans, $3.8 million or 92%, is related to one commercial lending relationship for which we allocated a portion of specific reserves. Regarding net loans charged off in the first quarter of 2022, our Company actually realized a net-recovery of $29,000. Considering our overall sound credit quality and the improving economy, our Company had credit reserve releases of $500,000 during the most recently ended quarter. Barring any unforeseen events, we anticipate being able to release additional reserves in the current year. As of the end of the first quarter in 2022, our Company continues to be very well capitalized with equity to assets of 8.7% and total shareholders’ equity of $63.9 million. As with most financial institutions in this time of rising rates from an exceedingly low-rate environment, our Company did see a reduction in accumulated other comprehensive income. This was primarily due to the decreased value of our investment portfolio which had an impact on our capital-related metrics. Accordingly, we saw our book value decline from $11.18 to $10.79, a decrease of 3.5% period-over-period.

As our country is getting back to a regular rhythm and our economy operating at more normalized, pre-pandemic levels, we are starting to see promising opportunities to more fully leverage our capital by changing the mix of our balance sheet into longer-term, higher-yielding assets and, once again, grow our Company. We are optimistic that this positive trend will continue, assuming that the Federal Open Market Committee (FOMC) of the Federal Reserve is able to achieve a soft-landing. Assuming that the FOMC is able to achieve this as they aggressively combat the real threat of inflation to our economy and avoid a hard-landing which could potentially lead to a recession--- we believe that rising rates should benefit the bottom-line of our Company as the current year progresses. This past quarter, we saw an increase in the level of net interest income that our Company generated for the first time in several quarters. With the change in the mix of our balance sheet into more rewarding investments, we firmly believe that we will see our net interest margin also increase in a positive fashion in the coming quarters. In addition, by investing in municipal securities and having higher balances in this tax-exempt investment for the first time since the beginning of the pandemic, we believe that our Company will see greater tax efficiency going forward which should provide additional benefit to our bottom-line. Our growth goal for our Company remains to increase our total assets to a level of $1.0 billion or greater in the short to intermediate term. We are optimistic that we will see better opportunities to achieve the growth that we seek as our economy more fully recovers and gets back to more normalized performance. We have seen some increase in our overhead expense level as we set-the stage for growth. But, we firmly believe that we have positive operating leverage that will help us achieve greater efficiencies and better returns as we execute on our strategy for growth.

Our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded with a year-over-year increase in cash dividends paid of $0.06, or 24.7%, (inclusive of a special cash dividend of $0.15 paid in the first quarter), and a market value increase of $3.57, or 24.9%, to a level of $17.89 as of March 31, 2022. Even though these past couple of years have been very challenging ones for both our Company and industry, we are optimistic that those challenges are now behind us and we can, once again, focus on growing and building a better, more profitable company. In the short-term, there is clearly a threat that the FOMC could overcorrect by raising rates too quickly and highly; thus, having a negative impact on our economy by pushing it into a recessionary state. We are hopeful that this does not occur and get in the way of our vision for growth. As previously stated, with the many challenges that we have faced over the course of the past couple of years, our Company today is more fundamentally sound with a focus on the potential of the future. We will continue to build upon our solid foundation and have a longer-term vision. With a keen focus on continual process improvement, product development and delivery, we firmly believe the future for our Company is very bright.

As of March 31, 2022, United Bancorp, Inc. has total assets of $733.4 million and total shareholders’ equity of $63.9 million. Through its single bank charter, Unified Bank, the Company currently has nineteen banking centers that serve the Ohio Counties of Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas and Marshall County in West Virginia. United Bancorp, Inc. trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol UBCP, Cusip #909911109.

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

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At March 31, 2022, gross loans were $462.3 million, compared to $454.4 million at December 31, 2021, an increase of $7.9 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $5.4 million increase in commercial and commercial real estate loans and a $2.6 million increase in real estate lending and a $140,000 decrease in installment loans since December 31, 2021.

Commercial and commercial real estate loans comprised 78.5% of total loans at March 31, 2022, compared to 78.7% at December 31, 2021. Commercial and commercial real estate loans have increased $5.4 million, or 1.5% since December 31, 2021. This segment of

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 1.4% of total loans at March 31, 2022 and 1.5% at December 31, 2021. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $140,000, or 2.1%, since December 31, 2021. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 20.1% of total loans at March 31, 2022 and 19.8% at December 31, 2021, representing an increase of $2.6 million, or 2.9% since December 31, 2021. At March 31, 2022, the Company did not hold any loans for sale.

The allowance for loan losses totaled $3.2 million at March 31, 2022, which represented 0.69% of total loans, and $3.7 million at December 31, 2021, or 0.81% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan (recoveries) charge-offs (exclusive of overdrafts net charge-offs of $31,000) for the three months ended March 31, 2022 were approximately ($2,000) . Net loans charged off (exclusive of overdrafts net charge-offs $9,000) was $91,000 for the three months ended March 31, 2021.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2022 increased approximately $13.2 million from December 31, 2021 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2022, total core deposits (interest and non interest bearing accounts and savings) increased approximately $9.2 million, or 1.5% from December 31, 2021 totals. The Company’s savings accounts increased $5.1 million or 3.7% from December 31, 2021 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $8.6 million while certificates of deposit under $250,000 decreased by $4.5 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2022, certificates of deposit greater than $250,000 decreased $1.9 million or 41.7%, from December 31, 2021 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $15,000 from December 31, 2021 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net Income

The reported diluted earnings per share was $0.31 for the quarter ended March 31, 2022 compared to $0.33 for the quarter ended March 31, 2021.

Net Interest Income

Net interest income increased $197,000 or 3.7% for the three months ended March 31, 2022 compared to the same period in 2021. With overall interest rates increasing the Company’s net interest should increase during 2022 from its current level.

Provision for Loan Losses

The provision for loan losses was a credit to expense of $500,000 and $205,000 for the three months ended March 31, 2022, and March 31, 2021. With the overall concerns with the COVID-19 pandemic decreasing in its local markets due to vaccine availability, decreased hospitalizations, and employment metrics gaining momentum, the Company released a portion of its reserve related to COVID-19 during the three months ended March 31, 2022 and 2021.

Noninterest Income

Noninterest income of the Company increased $61,000 year-over-year. This increase was in part due to the increase in service charge income by $89,000.

Noninterest Expense

The Company saw its noninterest expense Increased by $661,000 or 14.9% year-over-year. Salary and employee benefits increased $700,000 year over year. This majority of this increase was due to the one time vesting of certain stock awards.

Federal Income Taxes

The provision for federal income taxes was $136,000 for the three months ended March 31, 2022, an increase of $49,000 compared to the same period in 2021. The effective tax rate was approximately 7.24% and 4.4% for the three months ended March 31, 2022 and 2021, respectively.

COVID-19: Update on Company Action and Ongoing Risks

The U.S. economy continued its recovery during the first quarter of 2022 despite pressures from higher inflation and rising energy prices as well as concerns over the Russia-Ukraine war and the continued economic uncertainty caused by the COVID-19 pandemic. As previously discussed, the COVID-19 pandemic has resulted in disruption to business and economic activity. While the Omicron variant took COVID-19 infection rates to a new high in January 2022, COVID-19 cases declined by the end of the first quarter. However, the duration of the pandemic, including the emergence of new variants, and the ultimate repercussions continue to remain unclear.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $63.9 million at March 31, 2022, compared to $71.7 million at December 31, 2021, a $7.8 million decrease related to the accumulated other comprehensive loss driven by higher interest rates relative to the Company’s available-for-sale securities portfolio. Total average stockholders’ equity in relation to total assets was 8.71% at March 31, 2022 and 9.90% at December 31, 2021. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	11.40%
Tier 1 capital ratio	12.13%
Total capital ratio	16.34%
Leverage ratio	9.28%

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

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.      Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.     Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c)	(d)
	Total		Total Number of	Maximum Number or
	Number		Shares (or Units)	Approximate Dollar
	of		Purchased as Part	Value) of Shares (or
	Shares (or	(b)	Of Publicly	Units) that May Yet Be
	Units)	Average Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share (or Unit)	Or Programs	Plans or Programs
Month #1 1/1/2022 to 1/31/2022	––	––	––	––
Month #2 2/1/2022 to 2/28/2022	2,447	$17.47	––	––
Month #3 3/1/2022 to 3/31/2022	––	––	––	––

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

ITEM 3.Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX-4.1	Description of Registrant’s Common Stock (3)

EX 4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (4)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.
(3)	Incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020.
(4)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Bancorp, Inc.

Date: May 13, 2022	By:	/s/ Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 13, 2022	By:	/s/ Randall M. Greenwood
Randall M. Greenwood
Executive Vice President Chief Financial and Risk Officer