Form 10-Q
period 2022-06-30
UNITED BANCORP INC /OH/
filed 2022-08-15
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           June 30, 2022

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

Yes ⌧       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧       No ☐

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 12, 2022, 5,914,488 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$7,731	$7,653
Interest-bearing demand deposits	9,060	75,346
Cash and cash equivalents	16,791	82,999
Available-for-sale securities	190,175	146,313
Loans, net of allowance for loan losses of $2,653 and $3,673 at June 30, 2022 and December 31, 2021, respectively	464,736	450,699
Premises and equipment	12,587	12,757
Federal Home Loan Bank stock	3,704	3,704
Foreclosed assets held for sale, net	237	415
Core deposit intangible assets	485	560
Goodwill	682	682
Accrued interest receivable	2,638	2,345
Bank-owned life insurance	18,793	18,809
Other assets	8,277	5,173
Total assets	$719,105	$724,456
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$415,496	$408,296
Savings	146,874	140,598
Time	44,940	56,242
Total deposits	607,310	605,136
Securities sold under repurchase agreements	24,476	15,701
Subordinated debentures	23,695	23,665
Interest payable and other liabilities	5,311	8,253
Total liabilities	660,792	652,755

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,043,851 shares June 30, 2022 and December 31, 2021 – 6,053,851 shares; outstanding 2022 – 5,914,488; 2021 – 5,791,853	6,044	6,054
Additional paid-in capital	24,528	23,635
Retained earnings	39,169	37,847
Stock held by deferred compensation plan; 2022 – 168,441 shares, 2021 – 172,538 shares	(1,790)	(1,738)
Accumulated other comprehensive (loss) income	(7,810)	6,964
Treasury stock, at cost 2022 – 129,363 shares, 2021 – 84,363 shares	(1,828)	(1,061)
Total stockholders’ equity	58,313	71,701
Total liabilities and stockholders’ equity	$719,105	$724,456

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$4,914	$5,091	$9,705	$10,004
Taxable securities	402	21	670	50
Non-taxable securities	1,035	1,086	1,926	2,194
Federal funds sold	66	20	94	31
Dividends on Federal Home Loan Bank stock and other	28	15	47	42
Total interest and dividend income	6,445	6,233	12,442	12,321
Interest expense
Deposits
Demand	106	72	179	167
Savings	3	4	7	11
Time	23	263	96	567
Borrowings	345	337	682	706
Total interest expense	477	676	964	1,451
Net interest income	5,968	5,557	11,478	10,870
Credit for loan losses	(485)	(250)	(985)	(455)
Net interest income after credit for loan losses	6,453	5,807	12,463	11,325
Noninterest income
Service charges on deposit accounts	746	809	1,427	1,401
Realized gains on sales of loans	15	88	27	164
Other income	227	245	521	503
Total noninterest income	988	1,142	1,975	2,068
Noninterest expense
Salaries and employee benefits	2,384	2,331	5,389	4,635
Net occupancy and equipment expense	579	574	1,162	1,174
Professional services	360	328	623	647
Insurance	139	130	278	259
Deposit insurance premiums	50	49	99	98
Franchise and other taxes	137	140	272	274
Advertising	123	112	153	225
Stationery and office supplies	21	28	46	51
Amortization of core deposit premium	38	38	75	75
Other expenses	1,018	820	1,862	1,561
Total noninterest expense	4,849	4,550	9,959	8,999
Income before federal income taxes	2,592	2,399	4,479	4,394
Federal income taxes	295	214	431	301
Net income	$2,297	$2,185	$4,048	$4,093
EARNINGS PER COMMON SHARE
Basic	$0.40	$0.38	$0.70	$0.71
Diluted	$0.40	$0.38	$0.70	$0.71
DIVIDENDS PER COMMON SHARE	$0.1550	$0.1450	$0.4575	$0.3875

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$2,297	$2,185	$4,048	$4,093
Unrealized holding gains (losses) on securities during the period, net of tax (benefit) of ($1,868), $327, ($3,927) and ($249) for each respective period	(7,026)	1,232	(14,774)	(938)
Comprehensive (loss) income	$(4,729)	$3,417	$(10,726)	$3,155

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance, April 1, 2021	6,046	23,174	(2,569)	32,958	7,113	66,722
Net income	—	—	—	2,185	—	2,185
Other comprehensive income	—	—	—	—	1,232	1,232
Cash dividends - $0.1450 per share	—	—	—	(866)	—	(866)
Shares purchased for deferred compensation plan	—	91	(91)	—	—	—
Restricted stock activity	—	103	—	—	—	103
Balance, June 30, 2021	$6,046	$23,368	$(2,660)	$34,277	$8,345	$69,376
Balance April 1, 2022	6,054	24,457	(3,641)	37,815	(784)	63,901
Net income	—	—	—	2,297	—	2,297
Other comprehensive loss	—	—	—	—	(7,026)	(7,026)
Cash dividends - $0.1550 per share	—	—	—	(943)	—	(943)
Shares purchased for deferred compensation plan	—	(23)	23	—	—	—
Expense/shares repurchase related to share-based compensation plans	(10)	94	—	—	—	84
Balance, June 30, 2022	$6,044	$24,528	$(3,618)	$39,169	$(7,810)	$58,313

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance January 1, 2021	6,046	23,166	(2,664)	32,497	9,283	68,328
Net income	—	—	—	4,093	—	4,093
Other comprehensive loss	—	—	—	—	(938)	(938)
Cash dividends - $0.3875 per share	—	—	—	(2,313)	—	(2,313)
Shares sold for deferred compensation plan	—	(4)	4	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Expense related to share-based compensation plans	—	206	—	—	—	206
Balance, June 30, 2021	$6,046	$23,368	$(2,660)	$34,277	$8,345	$69,376

Balance January 1, 2022	6,054	23,635	(2,799)	37,847	6,964	71,701
Net income	—	—	—	4,048	—	4,048
Other comprehensive loss	—	—	—	—	(14,774)	(14,774)
Cash dividends - $0.4575 per share	—	—	—	(2,726)	—	(2,726)
Deferred compensation plan activity	—	51	(51)	—	—	—
Repurchase of common stock	—	—	(768)	—	—	(768)
Expense/shares repurchase related to share-based compensation plans	(10)	842	—	—	—	832
Balance, June 30, 2022	$6,044	$24,528	$(3,618)	$39,169	$(7,810)	$58,313

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
Operating Activities
Net income	$4,048	$4,093
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	255	187
Amortization of intangible asset	75	75
Depreciation and amortization	523	576
Expense related to share based compensation plans	832	206
Provision (Credit) for loan losses	(985)	(455)
Increase in value of bank-owned life insurance	(84)	(225)
Gain on sale of loans	(27)	(164)
Proceeds from sale of loans held for sale	1,017	7,923
Originations of loans held for sale	(990)	(7,759)
Gain on sale or write down of foreclosed assets	24	(75)
Amortization of debt instrument costs	30	30
Net change in accrued interest receivable and other assets	(1,467)	(829)
Net change in accrued expenses and other liabilities	(882)	(133)

Net cash provided by operating activities	2,369	3,450

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	4,540	12,305
Purchases	(67,360)	—
Proceeds from sale of available-for-sale securities	—	—
Net change in loans	(13,012)	(15,198)
(Purchase) redemption of Federal Home Loan Bank Stock	—	280
Purchases of premises and equipment	(360)	(460)
Proceeds from sale of foreclosed and fixed assets	162	456

Net cash used in investing activities	(76,030)	(2,617)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
Financing Activities
Net change in deposits	$2,172	$24,615
Net change in securities sold under repurchase agreements	8,775	11,622
Repurchase of common stock	(768)	—
Cash dividends paid on common stock	(2,726)	(2,313)
Net cash provided by financing activities	7,453	33,924

(Decrease) Increase in Cash and Cash Equivalents	(66,208)	34,757
Cash and Cash Equivalents, Beginning of Period	82,999	51,592

Cash and Cash Equivalents, End of Period	$16,791	$86,349

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$990	$1,442

Federal income taxes paid	$300	$200

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$—	$70

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2022, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2021 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30,2022, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2021 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Amesville, Bridgeport, Colerain, Dellroy, Dillonvale, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, Powhatan, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg and Tiltonsville, Ohio and Moundsville West Virginia.

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

Treasury stock shares, deferred compensation shares are not deemed outstanding for earnings per share calculations.

Earnings per share (EPS) were computed as follows:

	Three Months Ended June 30, 2022
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,297
Less allocated earnings on non-vested restricted stock	(40)
Less allocated dividends on non-vested restricted stock	(23)
Net income allocated to common stockholders	2,234
		5,484,701
Basic and diluted earnings per share			$0.40

	Three Months Ended June 30, 2021
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,185
Less allocated earnings on non-vested restricted stock	(73)
Less dividends on non-vested restricted stock	(46)
Net income allocated to common stockholders	2,066
		5,478,583
Basic and diluted earnings per share			$0.38

	Six Months Ended June 30, 2022
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)

Net income	$4,048
Less allocated earnings on non-vested restricted stock	(121)
Less allocated dividends on non-vested restricted stock	(107)
Net income allocated to common stockholders	3,820
		5,483,282
Basic and diluted earnings per share			$0.70

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2021
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$4,093
Less allocated earnings on non-vested restricted stock	(98)
Less dividends on non-vested restricted stock	(124)
Net income allocated to common stockholders	3,871
		5,475,273
Basic and diluted earnings per share			$0.71

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

On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. It is anticipated the Company will use the Weighted-Average Remaining Maturity (WARM) method upon of ASU No. 2016-13. The Company continues to run projections and review segmentation to ensure it is fully compliant with the amendments at adoption date.  For additional information on the allowance for loan losses, see Note 3.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:         Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
June 30, 2022:
U.S. government agencies	$30,000	$—	$(179)	$29,821
Subordinated notes	31,250	—	(1,564)	29,686
State and municipal obligations	136,684	518	(6,534)	130,668
Total debt securities	$197,934	$518	$(8,277)	$190,175

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2021:
Subordinated notes	$28,837	$76	$(148)	$28,765
State and municipal obligations	106,533	11,015	—	117,548
Total debt securities	$135,370	$11,091	$(148)	$146,313

The amortized cost and fair value of available-for-sale securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value

	(In thousands)
Within one year	$340	$342
One to five years	30,677	30,363
Five to ten year	33,507	31,842
Due after ten years	133,410	127,628
Totals	$197,934	$190,175

The carrying value of securities pledged to secure public deposits and for other purposes, was $60.7 million and $64.4 million at June 30, 2022 and December 31, 2021, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments December 31, 2021, was $14.2 million which represented approximately 10% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at June 30, 2022, was $146.0 million which represented approximately 77% of the Company’s available-for-sale investment portfolio.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$29,820	$(179)	$—	$—	$29,820	$(179)
Subordinated notes	$27,186	$(1,564)	$—	$—	$27,186	$(1,564)
State and municipal obligations	$88,993	$(6,534)	$—	$—	$88,993	$(6,534)
Total temporarily impaired securities	$145,999	$(8,277)	$—	$—	$145,999	$(8,277)

December 31, 2021
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In thousands)
US government agencies	$—	$—	$—	$—	$—	$—
Subordinated notes	$14,204	$(148)	$—	$—	$14,204	$(148)
State and municipal obligations	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$14,204	$(148)	$—	$—	$14,204	$(148)

The unrealized losses on the Company’s investments were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022 and December 31, 2021.

Note 3:      Loans and Allowance for Loan Losses

Categories of loans include:

	June 30,	December 31,
	2022	2021

	(In thousands)
Commercial loans	$90,891	$90,892
Commercial real estate	274,628	266,777
Residential real estate	95,591	90,132
Installment loans	6,279	6,571

Total gross loans	467,389	454,372

Less allowance for loan losses	(2,653)	(3,673)

Total loans	$464,736	$450,699

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2022

		Commercial
	Commercial	Real Estate	Residential	Installment	Total
Allowance for loan losses:

Balance, April 1, 2022	$648	$1,289	$959	$278	$3,174
Provision (credit) charged to expense	(151)	(70)	(145)	(119)	(485)
Losses charged off	—	—	—	(39)	(39)
Recoveries	—	—	—	3	3
Balance, June 30, 2022	$497	$1,219	$814	$123	$2,653
Balance, January 1, 2022	$1,046	$1,235	$1,121	$271	$3,673
Provision (credit) charged to expense	(571)	(16)	(307)	(91)	(985)
Losses charged off	—	—	—	(74)	(74)
Recoveries	22	—	—	17	39
Balance, June 30, 2022	$497	$1,219	$814	$123	$2,653

Allocation:

Ending balance: individually evaluated for impairment	$—	$415	$—	$—	$415
Ending balance: collectively evaluated for impairment	$497	$804	$814	$123	$2,238
Loans:
Ending balance: individually evaluated for impairment	$—	$3,803	$—	$—	$3,803
Ending balance: collectively evaluated for impairment	$90,891	$270,825	$95,591	$6,279	$463,586

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2021

		Commercial
	Commercial	Real Estate	Residential	Installment	Total
Allowance for loan losses:

Balance, April 1, 2021	$1,221	$1,820	$1,381	$385	$4,807
Provision charged to expense	(81)	(110)	(24)	(35)	(250)
Losses charged off	—	—	(9)	(20)	(29)
Recoveries	—	—	5	9	14
Balance, June 30, 2021	$1,140	$1,710	$1,353	$339	$4,542
Balance, January 1, 2021	$1,397	$1,821	$1,471	$424	$5,113
Provision charged to expense	(179)	(111)	(99)	(66)	(455)
Losses charged off	(78)	—	(26)	(38)	(142)
Recoveries	—	—	7	19	26
Balance, June 30, 2021	$1,140	$1,710	$1,353	$339	$4,542

Allocation:

Ending balance: individually evaluated for impairment	$—	$85	$—	$—	$85
Ending balance: collectively evaluated for impairment	$1,140	$1,625	$1,353	$339	$4,457
Loans:
Ending balance: individually evaluated for impairment	$—	$2,591	$113	$—	$2,704
Ending balance: collectively evaluated for impairment	$99,370	$260,721	$88,734	$7,138	$455,963

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2021

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$230	$––	$––	$230
Ending balance: collectively evaluated for impairment	$1,046	$1,005	$1,121	$271	$3,443

Loans:
Ending balance: individually evaluated for impairment	$—	$3,933	$—	$—	$3,933
Ending balance: collectively evaluated for impairment	$90,892	$262,844	$90,132	$6,571	$450,439

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	June 30, 2022
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$90,891	$262,897	$95,591	$6,279	$455,658
Special Mention	—	4,108	—	—	4,108
Substandard	—	7,623	—	—	7,623
Doubtful	—	—	—	—	—
	$90,891	$274,628	$95,591	$6,279	$467,389

	December 31, 2021
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$90,892	$254,760	$90,132	$6,571	$442,355
Special Mention	—	4,115	—	—	7,943
Substandard	—	7,902	—	—	4,074
Doubtful	—	—	—	—	—
	$90,892	$266,777	$90,132	$6,571	$454,372

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

Loan Portfolio Aging Analysis

As of June 30, 2022

	30-59 Days	60‑89 Days	Greater Than		Total Past
	Past Due and	Past Due and	90 Days and		Due and Non		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Accrual	Current	Receivable

	(In thousands)
Commercial	$83	$—	$—	$—	$83	$90,808	$90,891
Commercial real estate	160	57	—	3,803	4,020	270,608	274,628
Residential	123	2	—	194	319	95,272	95,591
Installment	1	—	—	—	1	6,278	6,279
Total	$367	$59	$—	$3,997	$4,423	$462,966	$467,389

Loan Portfolio Aging Analysis

As of December 31, 2021

	30‑59 Days	60‑89 Days	Greater Than		Total Past
	Past Due and	Past Due and	90 Days and		Due and Non		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Accrual	Current	Receivable

	(In thousands)
Commercial	$63	$—	$—	$—	$63	$90,829	$90,892
Commercial real estate	220	—	—	3,818	4,038	262,739	266,777
Residential	22	—	—	391	413	89,719	90,132
Installment	40	—	—	—	40	6,531	6,571
Total	$345	$—	$—	$4,209	$4,554	$449,818	$454,372

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

		As of		For the three months ended		For the six months ended
	June 30, 2022			June 30, 2022		June 30, 2022
Average
		Unpaid		Investment	Interest	Average	Interest
	Recorded	Principal	Specific	in Impaired	Income	Investment in	Income
	Balance	Balance	Allowance	Loans	Recognized	Impaired Loans	Recognized

(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	2,840	2,840	—	2,844	—	2,841	20
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	2,840	2,840	—	2,844	—	2,841	20
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	963	963	415	983	—	983	—
Residential	—	—	—	—	—	—	––
Installment	––	––	––	––	—	—	—
	963	963	415	983	—	983	—
Total:
Commercial	$—	$—	$415	$—	$—	$—	$—
Commercial real estate	$3,803	$3,803	$—	$3,827	$—	$3,824	$20
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

				For the three months ended		For the six months ended
	As of December 31, 2021			June 30, 2021		June 30, 2021
				Average
		Unpaid		Investment in	Interest	Average	Interest
	Recorded	Principal	Specific	Impaired	Income	Investment in	Income
	Balance	Balance	Allowance	Loans	Recognized	Impaired Loans	Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	128	128	—	106	1	105	1
Residential	—	—	—	117	—	118	—
Installment	—	—	—	—	—	—	—
	128	128	—	213	1	223	1
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	3,805	3,805	230	2,489	—	2,489	—
Real Estate	––	—	—	—	—	—	—
	3,805	3,805	230	2,489	—	2,489	—
Total:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	$3,933	$3,933	$230	$2,595	$1	$2,594	$1
Real Estate	$—	$—	$—	$117	$—	$118	$—
Installment	$—	$—	$—	$—	$—	$—	$—

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

Three Months ended June 30, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months Ended June 30, 2022
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months ended June 30, 2022
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Six Months Ended June 30, 2022
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

During the six months ended June 30, 2022 and 2021 troubled debt restructurings did not have an impact on the allowance for loan losses. At June 30, 2022 and 2021 and for three and six month periods then ended, there were no defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Service cost	$130	$98	$260	$196
Interest cost	68	59	136	118
Expected return on assets	(144)	(117)	(288)	(234)
Amortization of prior service cost and net loss	24	13	48	26

Pension expense	$78	$53	$156	$106

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2022	2021

	(In thousands)
Commercial loans unused lines of credit	$30,848	$78,148
Commitment to originate loans	29,481	75,832
Consumer open end lines of credit	37,475	39,622
Standby lines of credit	241	127

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2022	2021

	(In thousands)
Net unrealized gain (loss) on securities available-for-sale	$(7,759)	$10,943
Net unrealized loss for unfunded status of defined benefit plan liability	(2,127)	(2,127)
	(9,886)	8,816
Tax effect	2,076	(1,852)
Net-of-tax amount	$(7,810)	$6,964

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
U.S. government agencies	$29,821	$—	$29,821	$—
Subordinated Notes	$29,686	$—	$29,686	$—
State and municipal obligations	$130,668	$—	$130,668	$—

December 31, 2021
Subordinated Notes	$28,765	$—	$28,765	$—
State and municipal obligations	$117,548	$—	$117,548	$—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2022
Collateral dependent impaired loans	$547	$—	$—	$547
Foreclosed assets held for sale	237	—	—	237

December 31, 2021
Collateral dependent impaired loans	$2,822	$—	$—	$2,822

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	6/30/22	Technique	Unobservable Inputs	Range

	(In thousands)
Collateral-dependent impaired loans	$547	Market comparable properties	Marketability discount	10% – 25%
Foreclosed assets held for sale	$237	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/21	Technique	Inputs	Range

	(In thousands)
Collateral-dependent impaired loans	$2,822	Market comparable properties	Comparability adjustments	5% – 10%

There were no significant changes in the valuation techniques used during 2022 and 2021.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2022

Financial assets
Cash and cash equivalents	$16,791	$16,791	$—	$—
Loans, net of allowance	464,736	—	—	464,266
Federal Home Loan Bank stock	3,704	—	3,704	—
Accrued interest receivable	2,638	—	2,638	—

Financial liabilities
Deposits	607,310	—	605,941	—
Short term borrowings	24,476	—	24,476	—
Subordinated debentures	23,695	—	21,791	—
Interest payable	170	—	170	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2021:

Financial assets
Cash and cash equivalents	$82,999	$82,999	$––	$––
Loans, net of allowance	450,699	––	––	459,031
Federal Home Loan Bank stock	3,704	––	3,704	––
Accrued interest receivable	2,345	––	2,345	––

Financial liabilities
Deposits	605,136	––	605,855	––
Securities sold under repurchase agreements	15,701	––	15,701	––
Subordinated debentures	23,665	––	23,575	––
Interest payable	180	––	180	––

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2022 and December 31, 2021.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At June 30, 2022 and December 31, 2021, repurchase agreement borrowings totaled $24,476,000 and $15,701,000, respectively and are included in securities sold under repurchase agreements on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings and reflected in securities sold under repurchase agreements.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight			Greater
	and	Up to 30		than
June 30, 2022	Continuous	Days	30‑90 Days	90 Days	Total
Repurchase Agreements
U.S. government agencies	$24,476	$—	$—	$—	$24,476
Total	$24,476	$—	$—	$—	$24,476

	Overnight			Greater
	and	Up to 30		than
December 31, 2021	Continuous	Days	30‑90 Days	90 Days	Total
Repurchase Agreements
U.S. government agencies	$15,701	$—	$—	$—	$15,701
Total	$15,701	$—	$—	$—	$15,701

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $40.7 million at June 30, 2022 and  $37.5 million at December 31, 2021. Declines in the fair value may require the Company to pledge additional securities.

Note 9:           Core Deposits and Other Intangible Assets

The following table shows the changes in the carrying amount of goodwill for June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Six Months Ended June 30, 2022			Year Ended December 31, 2021
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	556	485	1,041	481	560

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of June 30, 2022 is as follows (in thousands):

2022	$75
2023	150
2024	150
2025	110

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.   At the conclusion of the assessment, the Company determined that as of June 30, 2022 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2022, as compared to December 31, 2021, and the results of operations for the three and six months ended June 30, 2022, compared to the same period in 2021. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.40 and net income of $2,297,000 for the three months ended June 30, 2022, increases of $0.02 per share and $113,000 over the previous year. For the first six months of the current year, UBCP reported diluted earnings per share of $0.70 and net income of $4,048,000.

We are pleased to report on the earnings performance of our Company for the second quarter and the first six months of 2022. For the quarter ending June 30, 2022, our Company achieved net income of $2,297,000 and diluted earnings per share of $0.40, which were respective increases of $113,000, or 5.2%, and $0.02, or 5.3%, over the previous year. For the six months ending June 30, 2022, our Company produced net income of $4,048,000 and diluted earnings per share of $0.70, which were both respectively lower than the same period the previous year by $44,000 and $0.01. As our economy has normalized over the course of the current year and heated-up with inflation being at over forty-year highs, we have capitalized on opportunities in the first six months of 2022 to change the mix of assets on our balance sheet. With the tightening bias of the Federal Open Market Committee (FOMC) with monetary policy beginning in the first quarter of this year and becoming much stronger over the course of the most recently ended quarter, we have experienced a prime opportunity to invest, once again, in both municipal and agency securities as both intermediate and longer-term yields have risen to levels that we have not seen for a couple of years. Having remained patient and not invested in any municipal or agency securities since the first quarter of 2020 until this year, we are presently pleased with this opportunity that we have to change the overall mix of our balance sheet from a more cash-intensive, liquid position to one that is longer-duration and higher yielding. Although our total assets were slightly lower on a year-over-year basis as of mid-year, totaling $719.1 million versus $730.3 million the previous year, this reduction is primarily due to the unrealized loss in our securities portfolio. Even with this decline in our total assets, we have seen both our gross loans and securities and other restricted stock increase. As of June 30, 2022, gross loans increased by $8.7 million, or 1.9%, over the previous year to a level of $467.4 million. Regarding securities and other restricted stock, we saw our balances increase year-over-year by $45.6 million, or 30.7%, to a level of $193.9 million. Of significance is the quarter-ending balances for both gross loans and securities and other restricted stock are at higher levels than their respective quarterly averages by $8.3 million and $34.5 million. With the changing mix of and added horsepower to our balance sheet in the first six months of 2022, we have seen for the first time since the second quarter of 2020 (which was the first full quarter impacted by the pandemic) an increase in the level of interest income that we generated. During the second quarter of 2022, we experienced a year-over-year increase in our level of interest income realized of $213,000 or 3.4%. We are optimistic that we will continue to see improvement in the level of interest income that we will generate in the coming quarters.

Considering the increase in the level of interest income that we generated and the continued reduction in our total interest expense in the second quarter ending June 30, 2022, our Company experienced an increase in the net interest income that it realized during the quarter of $411,000 or 7.4%.  We were able to achieve this increase in our net interest income because we continued to have success in the current year in lowering our overall interest expense.  In the second quarter, our interest expense decreased by $198,000, or 29.3%, from the previous year.  Even though our ability to lower the interest expense of our Company will diminish as the monetary policy of the FOMC tightens, we believe that the increase in the level of the interest income that we realize will outpace the degree to which interest expense increases in the current year; thus, continuing the increasing trend in our Company’s net interest income.  Interestingly, we reduced our interest expense levels even though our total deposits increased by $3.2 million, to a level of $607.3 million.  We achieved this by attracting lower-cost funding, consisting of demand and savings balances, and reducing our higher-cost time balances.  As of June 30, 2022, our lower-cost demand and savings balances increased on a year-over-year basis by $27.6 million, or 5.2%, to a level of $562.4 million.  During this same timeframe, our higher-cost time balances decreased by $24.5 million, or 35.3%, to a level of $44.9 million.  As of June 30, 2022 and on a linked-quarter basis, we saw our net interest margin increase by nine basis points from 3.45% to 3.54%.  We anticipate this positive trend to continue for the remainder of the current year.

Over the course of the first six months of 2022, our Company’s bottom-line net income was impacted by the inflationary and rising-rate environment in which we are presently operating.  As of June 30, 2022, with the decline in some of our fee-income related lines of business (primarily relating to mortgage origination), our non-interest income declined by $94,000 or 4.5%.  In addition, total noninterest

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

expense increased year-over-year by $960,000 or 10.7%.  This increase in our noninterest expense during the current year is mostly attributed to a higher level of employee-related expenses tied to more optimum staffing levels throughout our company, higher wage levels attributed to the tight labor market and a non-recurring incentive payout that occurred in the first quarter.  For the most recently ended quarter, total noninterest expense increased by $299,000 or 6.6%.  With this declining trend in noninterest expense and our Company’s recently announced closure and consolidation of our Amesville Banking Center into our Glouster Banking Center (which will occur in the early third quarter of 2022), we anticipate our noninterest expense levels to continue lowering over the course of this year.  With our Company’s commitment to eliminating unnecessary expenses and generating greater operational efficiencies, we firmly believe that we have positive operating leverage which will improve our net-noninterest margin and benefit our overall performance in the coming quarters.

We have successfully maintained credit-related strength and stability within our loan portfolio over the course of the past two years during the economic downturn and this trend continued for our Company into the most recently ended quarter.  As of June 30, 2022, our total nonaccrual loans were $4.0 million or 0.86% of gross loans.  Even though this total has increased year-over-year, a majority of the non-accrual loans balance is with one commercial relationship, which accounts for approximately $3.8 million, or 95%, of this total.  We have allocated a portion of specific reserves to this one relationship and, overall, the underlying trend of solid credit quality within our loan portfolio has remained stable.  Regarding net loans charged off in the first half of 2022, our Company actually realized a net-recovery of $19,000.  Considering our overall sound credit quality and the generally improving economy, our Company had credit reserve releases of $485,000 during the most recently ended quarter.  As of June 30, 2022, our Company continues to be very well capitalized with equity to assets of 8.1% and total shareholders’ equity of $58.3 million.  As with most financial institutions in this time of rising rates from an exceedingly low-rate environment, our Company did see a reduction in accumulated other comprehensive income.  This was primarily due to the decreased value of our investment portfolio, which had an impact on our capital-related metrics.  Accordingly, we saw our book value decline from $11.96 to $9.65, a decrease of 19.3% period-over-period.

As our economy has strengthened and started to heat-up over the course of the first six months of this year, we have seen opportunities to more fully leverage our capital by changing the mix of our balance sheet into longer-term, higher-yielding assets and, once again, focus on growing our Company.  Even though the Federal Open Market Committee (FOMC) of the Federal Reserve has aggressively raised the target rate for federal funds over this period, we are hopeful that our positive trend in rebalancing and growing our balance sheet will continue as the year progresses.  Assuming that the FOMC is able to achieve the soft landing that they pursue while combatting the real threat of inflation to our economy--- and avoid a hard-landing which could potentially lead to a recession--- we believe that rising rates should benefit the bottom-line of our Company in future periods.  For the second quarter in a row, we saw an increase in the level of net interest income that our Company generated after not experiencing this for several quarters.  With the change in the mix of our balance sheet into higher yielding assets, we also saw our net interest margin increase in a positive fashion this past quarter.  In addition, by investing in municipal securities and having higher balances in these tax-exempt investments for the first time since the beginning of the pandemic, we believe that our Company will see greater tax efficiency going forward which should provide additional benefit to our bottom-line.  Our growth goal for our Company remains to increase our total assets to a level of $1.0 billion or greater in the short to intermediate term.  We are optimistic that we will see better opportunities to achieve the growth that we seek as our economy gets back to more normalized (and, hopefully, stabilized) performance.  We have seen some increase in our overhead expense level as we set-the stage for growth.  But, we believe that we have positive operating leverage that will help us achieve greater efficiencies and better returns as we execute on our strategy for growth.

Our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend.  In these areas, our shareholders have been nicely rewarded with a year-over-year increase in cash dividends paid of $0.07, or 18.1%, (inclusive of a special cash dividend of $0.15 paid in the first quarter), and a market value increase of $2.13, or 14.9%, to a level of $16.39 as of June 30, 2022.  Even though our Company and industry have been through a couple of challenging years from an operating perspective due to the pandemic, we are now fully looking forward and focusing on growing and building a better, more profitable company.  In the short-term, there is clearly a threat that the FOMC could overcorrect by raising rates too quickly and highly; thus, having a negative impact on our economy by pushing it into a recessionary state.  We are hopeful that this does not occur and get in the way of our vision for growth.  As always, we continue to be optimistic about the potential of our Company.  Over the last couple of years, we have become more efficient and better at delivering our products and services in a fashion demanded by our evolving markets.  We will continue to build upon our solid foundation and have a longer-term vision.  With a keen focus on continual process improvement, product development and delivery, we believe the future for our Company is very bright.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

When used in this document, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “we believe.” “we are optimistic that” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure and the impact of the COVID-19 pandemic. Significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological and macroeconomic conditions are trending in a positive direction, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At June 30, 2022, gross loans were $467.4 million, compared to $454.4 million at December 31, 2021, an increase of $13.0 million or 2.8% after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $7.9 million increase in commercial and commercial real estate loans, a $5.4 million increase in residential loans and a $300,000 decrease in installment loans since December 31, 2021.

Commercial and commercial real estate loans comprised 78.2% of total loans at June 30, 2022, compared to 78.7% at December 31, 2021. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks.

Installment loans represented 1.3% of total loans at June 30, 2022 and 1.5% at December 31, 2021. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $300,000 since December 31, 2021. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 20.5% of total loans at June 30, 2022 and 19.8% at December 31, 2021, representing an increase of $5.4 million, since December 31, 2021. At June 30, 2022, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.7 million at June 30, 2022, which represented 0.57% of total loans, and $3.7 million at December 31, 2021, or 0.81% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. For the three and six month ended June 30, 2022 and 2021, Management did update its model to account for the market conditions brought on by the COVID-19 pandemic and has adjusted its assumptions based upon current events. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had (excluding overdrafts) net recoveries (charge-offs) of $19,000 for the six months ended June 30, 2022 compared to ($95,000) for the six months ended June 30, 2021.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2022 increased approximately $43.9 million from December 31, 2021 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended June 30, 2022, total core deposits increased approximately $4.1 million or 1.0%. The Company’s savings accounts increased $6.3 million, or 4.5%, from December 31, 2021 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $7.0 million, or 1.7%, while certificates of deposit under $250,000 decreased by $9.2 million, or 17.8%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and, as such, are used to balance rate sensitivity as a tool of funds management. At June 30, 2022, certificates of deposit greater than $250,000 decreased $2.1 million or 48.4%, from December 31, 2021 totals.

Sources of Funds - Long Term Debt

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

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $8.8 million from December 31, 2021 totals.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Net Income

For the six months ended June 30, 2022 the Company reported net earnings of $4,048,000, compared to $4,093,000 for the six months ended June 30, 2021. On a per share basis, the Company’s diluted earnings were $0.70 for the six months ended June 30, 2022 and $0.71 for the six months ended June 30, 2021, a decrease of less than 2.0%

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before the provision for loan losses increased 5.6%, or $609,000 for the six months ended June 30, 2022 compared to the same period in 2021. The increase is mainly attributable to an increase in available-for-sale securities and loan growth.

Provision for Loan Losses

Net loans recovered, excluding overdrafts, was $18,500. Giving strong consideration to our overall solid credit related metrics our Company had a credit reserve releases of $985,000 during the six months ended June 30, 2022.The overall improvement in the economy post COVID also contributed to the credit reserve release.

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

Noninterest income for the six months ended June 30, 2022 as compared to the same period in 2021 decreased $93,000 or 4.4%. The main component of the decrease is the reduced level on the gain on sale of loans for the six months ended June 30, 2022 as a result of higher interest rates.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Noninterest Expense

The Company saw its noninterest expense increase by $960,000 or 10.7% year-over-year. Salary and employee benefits increased $754,000 year over year. This majority of this increase was due to the one time vesting of certain stock awards.

Federal Income Taxes

The provision for federal income taxes was $431,000 for the six months ended June 30, 2022, an increase of $130,000 compared to the same period in 2021. The effective tax rate was 9.6% and 6.9% for the six months ended June 30, 2022 and 2021, respectively.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Net Income

For the three months ended June 30, 2022 the Company reported net earnings of $2,297,000, compared to $2,185,000 for the three months ended June 30, 2021. On a per share basis, the Company’s diluted earnings were $0.40 for the three months ended June 30, 2022 and $0.38 for 2021, an increase of 5.3%.

Net Interest Income

Net interest income increased 7.40%, or $411,000, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was mainly driven by income on securities of $390,000, or 34.1%, for the three months ended June 30, 2022 over the same period in 2021.

Provision for Loan Losses

Giving strong consideration to our overall solid credit related metrics and the improving economy, our Company had a credit reserve releases of $485,000 during the three months ended June 30, 2022.

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

Noninterest income for the three months ended June 20, 2022 as compared to the same period in 2021 decreased $154,000 or 13.5%. The main component of the decrease is the reduced level on the gain on sale of loans for the six months ended June 30, 2022 as a result of higher interest rates.

Noninterest Expense

The Company saw its noninterest expense increase by $299,000 or 6.6% year-over-year.

Federal Income Taxes

The provision for federal income taxes was $293,000 for the three months ended June 30, 2022, an increase of $81,000 compared to the same period in 2021.

COVID-19: Update on Company Action and Ongoing Risks

The U.S. economy continued its recovery during the first quarter of 2022 despite pressures from higher inflation and rising energy prices as well as concerns over the Russia-Ukraine war and the continued economic uncertainty caused by the COVID-19 pandemic. As previously discussed, the COVID-19 pandemic has resulted in disruption to business and economic activity. While the Omicron variant

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

took COVID-19 infection rates to a new high in January 2022, COVID-19 cases declined by the end of the first quarter. However, the duration of the pandemic, including the emergence of new variants, and the ultimate repercussions continue to remain unclear

Capital Resources

Stockholders’ equity totaled $58.3 million at June 30, 2022 compared to $71.1 million at December 31, 2021, a $13.4 million decrease mainly driven by the accumulated other comprehensive loss in the Company’s available-for-sale securities . The Company does have the ability and the liquidity hold these bonds to final maturity. At final maturity the Company receives the entire principle invested. Total stockholders’ equity in relation to total assets was 8.11% at June 30, 2022 and 9.90% at December 31, 2021. On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures in denominations of not less than $250,000. To increase the capital level of Unified Bank, $16 million of the proceeds were paid as a dividend during the second quarter of 2019.

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

The Company has offered for many years a Dividend Reinvestment Plan (“The Plan”) for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company’s dividend policy or a guarantee of future dividends.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	10.31%
Tier 1 capital ratio	11.03%
Total capital ratio	15.12%
Leverage ratio	8.49%

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

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.      Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.     Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2021, filed on March 18 2022.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(c)	(d)
	Total		Total Number of	Maximum Number or
	Number		Shares (or Units)	Approximate Dollar
	of		Purchased as Part	Value) of Shares (or
	Shares (or	(b)	Of Publicly	Units) that May Yet Be
	Units)	Average Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share (or Unit)	Or Programs	Plans or Programs
Month #1 4/1/2022 to 4/30/2022	––	––	––	––
Month #2 5/1/2022 to 5/31/2022	2,965	17.28	––	––
Month #3 6/1/2022 to 6/30/2022	––	$––	––	––

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

ITEM 3.Defaults Upon Senior Securities

Not applicable.

United Bancorp, Inc.

Part II – Other Information

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Exhibits

EX 3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX 3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX 4.1	Description of Registrant’s Common Stock (3)

EX 4.2	Form of 6.00% Fixed to Floating Rate Subordinated Notes due May 15, 2029 (4)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.
(3)	Incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020
(4)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Bancorp, Inc.

Date: August 15, 2022	By:	/s/ Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 15, 2022	By:	/s/ Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification – Principal Executive Officer
31.2	Rule 13a-14(a) Certification – Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.