Form 10-Q
period 2022-09-30
UNITED BANCORP INC /OH/
filed 2022-11-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2022

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 5, 2022, 5,742,130 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$8,176	$7,653
Interest-bearing demand deposits	27,121	75,346
Cash and cash equivalents	35,297	82,999
Available-for-sale securities	211,842	146,313
Loans, net of allowance for loan losses of $2,619 and $3,673 at September 30, 2022 and December 31, 2021, respectively	465,745	450,699
Premises and equipment	12,304	12,757
Federal Home Loan Bank stock	2,499	3,704
Foreclosed assets held for sale, net	237	415
Core deposit intangible asset	447	560
Goodwill	682	682
Accrued interest receivable	3,078	2,345
Bank-owned life insurance	18,899	18,809
Other assets	9,824	5,173
Total assets	$760,854	$724,456
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$417,367	$408,296
Savings	145,410	140,598
Time	87,324	56,242
Total deposits	650,101	605,136
Securities sold under repurchase agreements	28,113	15,701
Subordinated debentures	23,711	23,665
Interest payable and other liabilities	5,783	8,253
Total liabilities	707,708	652,755

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 2022 -6,043,851 shares, 2021 – 6,053,851 shares; outstanding 2022 - 5,742,130, 2021 – 5,796,950	6,044	6,054
Additional paid-in capital	24,723	23,635
Retained earnings	40,585	37,847
Stock held by deferred compensation plan; 2022 –172,358 shares, 2021 – 172,538 shares	(1,898)	(1,738)
Accumulated other comprehensive (loss) income	(14,480)	6,964
Treasury stock, at cost 2022 –129,363 shares, 2021 – 84,363 shares	(1,828)	(1,061)
Total stockholders’ equity	53,146	71,701
Total liabilities and stockholders’ equity	$760,854	$724,456

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$5,378	$5,171	$15,083	$15,175
Taxable securities	558	19	1,228	69
Non-taxable securities	1,162	987	3,088	3,181
Federal funds sold	152	37	246	68
Dividends on Federal Home Loan Bank stock and other	47	20	94	62
Total interest and dividend income	7,297	6,234	19,739	18,555
Interest expense
Deposits
Demand	261	73	440	240
Savings	35	3	42	14
Time	194	215	290	782
Borrowings	438	338	1,120	1,044
Total interest expense	928	629	1,892	2,080
Net interest income	6,369	5,605	17,847	16,475
(Credit) Provision for loan losses	15	(400)	(970)	(855)
Net interest income after (credit) provision for loan losses	6,354	6,005	18,817	17,330
Noninterest income
Service charges on deposit accounts	754	721	2,181	2,122
Realized gains on available-for-sale securities	—	1,250	—	1,250
Realized gains on sales of loans	6	54	33	218
Other income	283	262	804	765
Total noninterest income	1,043	2,287	3,018	4,355
Noninterest expense
Salaries and employee benefits	2,399	2,772	7,788	7,407
Net occupancy and equipment expense	569	566	1,731	1,740
Professional services	358	290	981	937
Insurance	144	135	422	394
Deposit insurance premiums	50	48	149	146
Franchise and other taxes	136	144	408	418
Advertising	124	113	277	338
Stationery and office supplies	32	23	78	74
Amortization of core deposit premium	38	38	113	113
Other expenses	1,029	813	2,891	2,374
Total noninterest expense	4,879	4,942	14,838	13,941
Income before federal income taxes	2,518	3,350	6,997	7,744
Federal income taxes	215	448	646	749
Net income	$2,303	$2,902	$6,351	$6,995
EARNINGS PER COMMON SHARE
Basic	$0.40	$0.50	$1.11	$1.21
Diluted	$0.40	$0.50	$1.11	$1.21
DIVIDENDS PER COMMON SHARE	$0.1575	$0.1475	$0.6150	$0.5350

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$2,303	$2,902	$6,351	$6,995

Reclassification adjustment for realized gains on available-for-sale securities included in net income, net of taxes or $0, $263, or $0 and $263 for each respective period	—	(987)	—	(987)
Unrealized holding (losses) on securities during the period, net of tax (benefits) of $(1,773), $(119), $(5,704), and $(368) for each respective period	(6,670)	(448)	(21,444)	(1,386)

Comprehensive (loss) income	$(4,367)	$1,467	$(15,093)	$4,622

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022 and 2021

(In thousands except per share data)

(Unaudited)

	Three Months Ended
			Treasury
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance July 1, 2021	$6,046	$23,368	$(2,660)	$34,277	$8,345	$69,376
Net income	—	—	—	2,902	—	2,902
Other comprehensive (loss)	—	—	—	—	(1,435)	(1,435)
Cash dividends - $0.1475 per share	—	—	—	(893)	—	(893)
Shares sold for deferred compensation plan	—	51	(51)	—	—	—
Expense related to share-based compensation plans	—	104	—	—	—	104
Restricted stock activity	10	(10)	—	—	—	—

Balance, September 30, 2021	$6,056	$23,513	$(2,711)	$36,286	$6,910	$70,054

Balance July 1, 2022	6,044	24,528	(3,618)	39,169	(7,810)	58,313
Net income	—	—	—	2,303	—	2,303
Other comprehensive (loss)	—	—	—	—	(6,670)	(6,670)
Cash dividends - $0.1575 per share	—	—	—	(887)	—	(887)
Shares sold for deferred compensation plan and treasury stock purchase	—	108	(108)	—	—	—
Expense related to share-based compensation plans	—	87	—	—	—	87
Restricted stock activity	—	—	—	—	—	—

Balance, September 30, 2022	$6,044	$24,723	$(3,726)	$40,585	$(14,480)	$53,146

	Nine Months Ended
			Treasury
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance January 1, 2021	$6,046	$23,166	$(2,664)	$32,497	$9,283	$68,328
Net income	—	—	—	6,995	—	6,995
Other comprehensive (loss)	—	—	—	—	(2,373)	(2,373)
Cash dividends - $0.5350 per share	—	—	—	(3,206)	—	(3,206)
Shares sold for deferred compensation plan	—	47	(47)	—	—	—
Expense related to share-based compensation plans	—	310	—	—	—	310
Restricted stock activity	10	(10)	—	—	—	—

Balance, September 30, 2021	$6,056	$23,513	$(2,711)	$36,286	$6,910	$70,054

Balance January 1, 2022	6,054	23,635	(2,799)	37,847	6,964	71,701
Net income	—	—	—	6,351	—	6,351
Other comprehensive (loss)	—	—	—	—	(21,444)	(21,444)
Cash dividends - $0.6150 per share	—	—	—	(3,613)	—	(3,613)
Shares sold for deferred compensation plan and treasury stock purchase	—	159	(927)	—	—	(768)
Expense related to share-based compensation plans	—	919	—	—	—	919
Restricted stock activity	(10)	10	—	—	—	—

Balance, September 30, 2022	$6,044	$24,723	$(3,726)	$40,585	$(14,480)	$53,146

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Operating Activities
Net income	$6,351	$6,995
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	389	274
Amortization of intangible asset	113	113
Depreciation and amortization	768	861
Expense related to share based compensation plans	919	310
(Credit) Provision for loan losses	(970)	(855)
Increase in value of bank-owned life insurance	(90)	(334)
Gain on sale of loans	(33)	(218)
Proceeds from sale of loans held for sale	1,819	9,674
Originations of loans held for sale	(1,786)	(9,456)
Gain on sale or write down of foreclosed assets	23	(75)
Gain on sale of available-for-sale securities	—	(1,250)
Amortization of debt service costs	46	46
Net change in accrued interest receivable and other assets	(2,014)	(1,037)
Net change in accrued expenses and other liabilities	(173)	1,291

Net cash provided by operating activities	5,362	6,339

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	5,570	20,774
Purchases	(98,634)	(11,400)
Proceeds from sale of available-for-sale securities	—	11,125
Net change in loans	(14,043)	(18,615)
redemption of Federal Home Loan Bank Stock	1,205	473
Purchase of Bank Owned Life insurance	—	(159)
Purchases of premises and equipment-net	(425)	(581)
Proceeds from sale of foreclosed and fixed assets	267	517

Net cash (used in) provided by investing activities	(106,060)	2,134

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Financing Activities
Net change in deposits	$44,965	$28,973
Net change in securities sold under repurchase agreements	12,412	5,575
Repurchase of common stock	(768)	—
Cash dividends paid on common stock	(3,613)	(3,206)
Net cash provided by financing activities	52,996	31,342

(Decrease) Increase in Cash and Cash Equivalents	(47,702)	39,815
Cash and Cash Equivalents, Beginning of Period	82,999	51,592

Cash and Cash Equivalents, End of Period	$35,297	$91,407

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,257	$2,380

Federal income taxes	$300	$200

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$—	$70

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2022, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2021 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2021 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Bridgeport, Colerain, Dellroy, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, Powhatan, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, Tiltonsville, Ohio and Moudsville, West Virginia.

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

Treasury stock shares, deferred compensation shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per share (EPS) were computed as follows:

	Three Months Ended September 30, 2022
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,303
Less allocated earnings on non-vested restricted stock	(61)
Less allocated dividends on non-vested restricted stock	(40)
Net income allocated to common stockholders	2,202
		5,488,121
Basic and diluted earnings per share			$0.40

	Three Months Ended September 30, 2021
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,902
Less allocated earnings on non-vested restricted stock	(114)
Less dividends on non-vested restricted stock	(49)
Net income allocated to common stockholders	2,739
		5,478,496
Basic and diluted earnings per share			$0.50

	Nine Months Ended September 30, 2022
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)

Net income	$6,351
Less allocated earnings on non-vested restricted stock	(124)
Less allocated dividends on non-vested restricted stock	(161)
Net income allocated to common stockholders	6,066
		5,482,865
Basic and diluted earnings per share			$1.11

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2021
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$6,995
Less allocated earnings on non-vested restricted stock	(211)
Less dividends on non-vested restricted stock	(173)
Net income allocated to common stockholders	6,611
		5,476,359
Basic and diluted earnings per share			$1.21

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

On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. It is anticipate the Company will use the Weighted-Average Remaining Maturity (WARM) method upon adoption of ASU No. 2016-13. The Company continues to run projections and review segmentation to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:         Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
September 30, 2022:
U.S. government agencies	$45,000	$—	$(904)	$44,096
Subordinated notes	31,206	—	(2,789)	28,417
State and municipal obligations	151,839	2	(12,512)	139,329
Total debt securities	$228,045	$2	$(16,205)	$211,842

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2021:
Subordinated notes	$28,837	$76	$(148)	$28,765
State and municipal obligations	106,533	11,015	—	117,548
Total debt securities	$135,370	$11,091	$(148)	$146,313

The amortized cost and fair value of available-for-sale securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized	Fair
	Cost	Value

	(In thousands)
Within one year	$—	$—
One to five years	45,664	44,671
Five to ten year	33,474	30,447
Due after ten years	148,907	136,724
Totals	$228,045	$211,842

The carrying value of securities pledged to secure public deposits and for other purpose, was $65.9 million and $55.8 million at September 30, 2022 and December 31, 2021, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2022 and December 31, 2021, was $211.3 million and $14.2 million, which represented approximately 87.6% and 10%, respectively, of the Company’s available-for-sale investment portfolio.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$44,096	$(904)	$—	$—	$44,096	$(904)
Subordinated notes	16,851	(2,063)	4,924	(726)	21,775	(2,789)
State and municipal obligations	138,831	(12,512)	—	—	138,831	(12,512)
Total temporarily impaired securities	$199,778	$(15,479)	$4,924	$(726)	$204,702	$(16,205)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Subordinated notes	$14,204	$(148)	$—	$—	$14,204	$(148)
State and municipal obligations	—	—	—	—	—	—
Total temporarily impaired securities	$14,204	$(148)	$—	$—	$14,204	$(148)

The unrealized losses on the Company’s subordinated notes were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022 and December 31, 2021. The Company had 189 investments securities that were temporarily impaired at September 30, 2022.

During the nine months ended September 30, 2021 the Company sold $11.1 million of State and Municipal securities for a total gain of approximately $1,250,000. The Company did not sell any securities for the nine months ended September 30, 2022

Note 3:      Loans and Allowance for Loan Losses

Categories of loans include:

	September 30,	December 31,
	2022	2021

	(In thousands)
Commercial loans	$92,470	$90,892
Commercial real estate	273,998	266,777
Residential real estate	95,666	90,132
Installment loans	6,230	6,571

Total gross loans	468,364	454,372

Less allowance for loan losses	(2,619)	(3,673)

Total loans	$465,745	$450,699

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month periods ended September 30, 2022

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:

Balance, July 1, 2022	$497	$1,219	$814	$123	$2,653
Provision (credit) charged to expense	(125)	24	(7)	123	15
Losses charged off	(16)	—	(2)	(38)	(56)
Recoveries	—	—	—	7	7

Balance, September 30, 2022	$356	$1,243	$805	$215	$2,619

Balance, January 1, 2022	$1,046	$1,235	$1,121	$271	$3,673
Provision (credit) charged to expense	(696)	8	(314)	32	(970)
Losses charged off	(16)	—	(2)	(112)	(130)
Recoveries	22	—	—	24	46

Balance, September 30, 2022	$356	$1,243	$805	$215	$2,619

Allocation:

Ending balance: individually evaluated for impairment	$—	$406	$—	$—	$406
Ending balance: collectively evaluated for impairment	$356	$837	$805	$215	$2,213
Loans:

Ending balance: individually evaluated for impairment	$15	$3,792	$—	$—	$3,807
Ending balance: collectively evaluated for impairment	$92,455	$270,206	$95,666	$6,230	$464,557

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and nine month period ended September 30, 2021

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Installment	Total

	(In thousands)
Allowance for loan losses:

Balance, July 1, 2021	$1,140	$1,710	$1,353	$339	$4,542
Provision charged to expense	(249)	(155)	(34)	38	(400)
Losses charged off	—	—	—	(31)	(31)
Recoveries	3	—	—	9	12

Balance, September 30, 2021	$894	$1,555	$1,319	$355	$4,123

Balance, January 1, 2021	$1,397	$1,821	$1,471	$424	$5,113
Provision charged to expense	(428)	(266)	(133)	(28)	(855)
Losses charged off	(78)	—	(26)	(69)	(173)
Recoveries	3	—	7	28	38

Balance, September 30, 2021	$894	$1,555	$1,319	$355	$4,123

Allocation:

Ending balance: individually evaluated for impairment	$—	$85	$—	$—	$85
Ending balance: collectively evaluated for impairment	$894	$1,470	$1,319	$355	$4,038
Loans:

Ending balance: individually evaluated for impairment	$—	$2,640	$—	$—	$2,640
Ending balance: collectively evaluated for impairment	$99,880	$263,383	$89,280	$6,936	$459,479

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2021

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$230	$––	$––	$230
Ending balance: collectively evaluated for impairment	$1,046	$1,005	$1,121	$271	$3,443

Loans:
Ending balance: individually evaluated for impairment	$—	$3,933	$—	$—	$3,933
Ending balance: collectively evaluated for impairment	$90,892	$262,844	$90,132	$6,571	$450,439

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the portfolio quality indicators.

	September 30, 2022
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$92,455	$262,316	$95,666	$6,230	$456,667
Special Mention	—	4,100	—	—	4,100
Substandard	15	7,582	—	—	7,597
Doubtful	—	—	—	—	—

	$92,470	$273,998	$95,666	$6,230	$468,364

	December 31, 2021
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$90,892	$254,760	$90,132	$6,571	$442,355
Special Mention	—	4,115	—	—	7,943
Substandard	—	7,902	—	—	4,074
Doubtful	—	—	—	—	—

	$90,892	$266,777	$90,132	$6,571	$454,372

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

Loan Portfolio Aging Analysis

As of September 30, 2022

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$92	$—	$—	$15	$107	$92,363	$92,470
Commercial real estate	159	—	—	3,792	3,951	270,047	273,998
Residential	126	19	—	211	356	95,310	95,666
Installment	2	—	—	—	2	6,228	6,230

Total	$379	$19	$—	$4,018	$4,416	$463,948	$468,364

Loan Portfolio Aging Analysis

As of December 31, 2021

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$63	$—	$—	$—	$63	$90,829	$90,892
Commercial real estate	220	—	—	3,818	4,038	262,739	266,777
Residential	22	—	—	391	413	89,719	90,132
Installment	40	—	—	—	40	6,531	6,571

Total	$345	$—	$—	$4,209	$4,554	$449,818	$454,372

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

				For the three months ended		For the nine months ended
	As of September 30, 2022			September 30, 2022		September 30, 2022
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Specific	Investment in	Income	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$15	$30	$—	$30	$1	$31	$1
Commercial real estate	2,839	2,839	—	2,844	—	2,842	—
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	2,854	2,869	—	2,844	1	2,873	1
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	953	953	406	983	—	983	30
Residential	—	—	—	—	—	—	––
Installment	––	––	––	––	—	—	—
	953	953	406	983	—	983	30
Total:
Commercial	$15	$30	$—	$30	$1	$31	$1
Commercial real estate	$3,792	$3,792	$406	$3,827	$—	$3,825	$30
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

				For the three months ended		For the nine months ended
	As of December 31, 2021			September 30, 2021		September 30, 2021
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Specific	Investment in	Income	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	128	128	—	158	2	156	3
Residential	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
	128	128	—	158	2	156	3
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	3,805	3,805	230	2,489	—	2,489	—
Residential	—	—	—	—	—	—	—
Installment	––	––	––	––	––	––	—
	3,805	3,805	230	2,489	—	2,489	—
Total:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	$3,933	$3,933	$230	$85	$2	$2,645	$3
Residential	$—	$—	$—	$—	$—	$—	$—
Installment	$—	$—	$—	$—	$—	$—	$—

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

Three Months ended September 30, 2022
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months Ended September 30, 2022
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months ended September 30, 2022
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	1	48	48
Residential	—	—	—
Installment	—	—	—

Nine Months Ended September 30, 2022
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	1	1	—	1
Residential	—	—	—	—
Consumer	—	—	—	—

Three Months ended September 30, 2021
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

Three Months Ended September 30, 2021
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

Nine Months ended September 30, 2021
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	—	—	—
Residential	—	—	—
Installment	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2021
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

During the nine months ended September 30, 2022 and 2021 troubled debt restructurings did not have an impact on the allowance for loan losses. At September 30, 2022 and 2021 and for three and nine month periods then ended, there were no defaults of any troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Service cost	$130	$132	$390	$396
Interest cost	68	60	204	180
Expected return on assets	(144)	(122)	(432)	(366)
Amortization of prior service cost and net loss	24	45	72	135

Pension expense	$78	$115	$234	$345

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2022	2021

	(In thousands)
Commercial loans unused lines of credit	$79,044	$78,148
Commitment to originate loans	77,769	75,832
Consumer open end lines of credit	38,110	39,622
Standby lines of credit	241	127

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2022	2021

	(In thousands)
Net unrealized gain (loss) on securities available-for-sale	$(16,203)	$10,943
Net unrealized loss for unfunded status of defined benefit plan liability	(2,127)	(2,127)
	(18,330)	8,816
Tax effect	3,850	(1,852)
Net-of-tax amount	$(14,480)	$6,964

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
U.S. government agencies	$44,096	$—	$44,096	$—
Subordinated Notes	$28,417	$—	$28,417	$—
State and municipal obligations	$139,329	$—	$139,329	$—

December 31, 2021
Subordinated Notes	$28,765	$—	$28,765	$—
State and municipal obligations	$117,548	$—	$117,548	$—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
September 30, 2022
Collateral dependent impaired loans	$547	$—	$—	$547
Foreclosed assets held for sale	—	—	—	—

December 31, 2021
Collateral dependent impaired loans	$2,822	$—	$—	$2,822
Foreclosed assets held for sale	—	—	—	—

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	9/30/22	Technique	Inputs	Range

(In thousands)
Collateral-dependent impaired loans	$547	Market comparable properties	Marketability discount	10% – 25%
Foreclosed assets held for sale	$—	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/21	Technique	Inputs	Range

(In thousands)
Collateral-dependent impaired loans	$2,822	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	$—	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2022 and 2021.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not required to be reported at fair value. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2022

Financial assets
Cash and cash equivalents	$35,297	$35,297	$—	$—
Loans, net of allowance	465,745	—	—	453,547
Federal Home Loan Bank stock	2,499	—	2,499	—
Accrued interest receivable	3,078	—	3,078	—

Financial liabilities
Deposits	650,101	—	647,065	—
Short term borrowings	28,113	—	28,113	—
Subordinated debentures	23,711	—	24,415	—
Interest payable	524	—	524	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2021:

Financial assets
Cash and cash equivalents	$82,999	$82,999	$—	$—
Loans, net of allowance	450,699	—	—	459,031
Federal Home Loan Bank stock	3,704	—	3,704	—
Accrued interest receivable	2,345	—	2,345	—

Financial liabilities
Deposits	605,136	—	605,855	—
Short term borrowings	15,701	—	15,701	—
Federal Home Loan Bank Advances	—	—	—	—
Subordinated debentures	23,665	—	23,575	—
Interest payable	180	—	180	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2022 and December 31, 2021.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

At September 30, 2022 and December 31, 2021, repurchase agreement borrowings totaled $28,113,000 and $15,701,000, respectively and are included in short-term borrowings on the consolidated condensed balance sheets. All repurchase agreements are subject to term and conditions of repurchase/security agreements between the Company and the customer and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in short-term borrowings, consist of customer accounts and securities which are pledged on an individual security basis.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
September 30, 2022	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
U.S. government agencies	$28,113	$—	$—	$—	$28,113
Total	$28,113	$—	$—	$—	$28,113

	Overnight and			Greater than
December 31, 2021	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$15,701	$—	$—	$—	$15,701
Total	$15,701	$—	$—	$—	$15,701

These borrowings were collateralized with U.S. government and agency securities with a carrying value of $40.6 million at September 30, 2022 and  $37.5 million at December 31, 2021. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Nine Months Ended September 30, 2022			Year Ended December 31, 2021
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	594	447	1,041	481	560

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated aggregate future amortization expense for each of the next four years for intangible assets remaining as of September 30, 2022 is as follows (in thousands):

2022	$37
2023	150
2024	150
2025	110

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.   At the conclusion of the assessment, the Company determined that as of September 30, 2022 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Introduction

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.40 and net income of $2,303,000 for the three months ended September 30, 2022.  For the first nine months of the current year, UBCP reported diluted earnings per share of $1.11 and net income of $6,351,000.

We are pleased to report on the earnings performance of our Company for the third quarter and the first nine months of 2022.  For the quarter ending September 30, 2022, our Company achieved net income of $2,303,000 and diluted earnings per share of $0.40, which were respective decreases of $600,000 and $0.10 over the previous year.  For the nine months ending September 30, 2022, our Company produced net income of $6,351,000 and diluted earnings per share of $1.11, which were both respectively lower than the same period the previous year by $644,000 and $0.10.  Significantly impacting our Company’s earnings performance for the most recently ended quarter in comparison to last year, the previous year we had a large, nonrecurring gain of $1.25 million on the sale of investment securities along with a negative provision for loan losses (or, credit) of $400,000.  In the current year, we have been able to somewhat offset this nonrecurring income realized last year by more fully leveraging of our capital and changing of the mix of our Company’s balance sheet from lower-yielding cash investments into higher-yielding loan and securities investments.  With the extreme tightening bias of the Federal Open Market Committee (FOMC) with monetary policy, which began in the first quarter of this year and has become much stronger as the current year has progressed (especially… over the course of the most recently ended quarter), we have experienced a prime opportunity to invest, once again, in both municipal and agency securities as both intermediate and longer-term yields have risen to levels that we have not seen for a couple of years.  Remaining patient and not investing in any municipal or agency securities since the first quarter of 2020 until this year, we are pleased to have the opportunity that has developed over the course of this year to change the overall mix of our balance sheet from a more cash-intensive, liquid position to one that is longer-duration and higher yielding.  This has allowed our Company to more fully leverage capital by growing total assets as of September 30, 2022 to a level of $760.9 million, an increase over the previous year of $30.5 million or 4.2%.  This growth in our total assets was fueled by the growth that our Company has seen in both gross loans and securities and other restricted stock.  As of September 30, 2022, gross loans increased by $6.2 million, or 1.4%, over the previous year to a level of $468.4 million.  Regarding securities and other restricted stock, we saw our balances increase year-over-year by $75.1 million, or 53.9%, to a level of $214.3 million.  Of significance is the quarter-ending balances for both gross loans and securities and other restricted stock are at higher levels than their respective quarterly averages by $6.0 million and $55.4 million respectively.  With the changing mix of and added horsepower to our balance sheet in the first nine months of 2022, for the second consecutive quarter we have seen an increase in the level of interest income that we generated.  Until the last two quarters of this year, we had not experienced growth in our interest income level since the first quarter of 2020 (which was the quarter the pandemic-related slowdown and related Zero Interest Rate Policy commenced).  For the most recently ended quarter, interest income increased by $1.1 million or 17.1%.  We are highly optimistic that we will continue to see improvement in the level of interest income that we will generate in the coming quarters.

Considering the increase in the level of interest income that we generated and the marginal increase in our total interest expense in the third quarter ending September 30, 2022, our Company experienced an increase in the net interest income that it realized during the quarter of $764,000 or 13.6%.  We were able to achieve this increase in our net interest income because we continued to have success in the current year in managing our overall interest expense, even though our Company experienced growth in total deposits of $41.6 million, or 6.8%, year-over-year and operated in an extreme rising rate environment.  Due to both volume and rate, our interest expense increased in the most recently ended quarter by $299,000 from the previous year.  But, for the nine months ending September 30, 2022, our interest expense was still lower on a year-over-year basis by $188,000, or 9.0%, even though our ability to lower the interest expense of our Company went away over the course of the third quarter as our economy experienced, for the first time in decades, the most aggressive tightening of our country’s monetary policy by the FOMC.  As we progress toward the end of the current year, we believe that the increase in the level of the interest income that we realize will outpace the degree to which interest expense rises; thus, continuing the positive trend relating to the improvement in the level of net interest income that our Company realizes.  Contributing to this anticipated improvement is the level of fixed rate, term deposits that we successfully attracted early in the third quarter at reasonably priced levels relative to current rates.  Attracting this fixed rate, term funding very early in the tightening cycle at reasonable pricing levels should afford our Company the ability to not be as price competitive for term funding as rates continue to increase.  As of September 30, 2022, total deposits were $650.1 million.  Of the aforementioned growth in total deposits year-over-year, $23.7 million was achieved in term funding ($44.9 million on a linked-quarter basis) while $17.9 million was in lower-costing deposits consisting of

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

demand and savings balances.  As of September 30, 2022 and on a linked-quarter basis, we saw our net interest margin increase by six basis points from 3.54% to 3.60%.  We anticipate this positive trend to continue for the remainder of the current year.

Over the course of the first nine months of 2022, our Company’s bottom-line net income was impacted by the strong inflationary and corresponding fast-paced, rising-rate environment in which we operated.  As of September 30, 2022, the decline in some of our fee-income related lines of business (primarily relating to mortgage origination) and, as previously mentioned, the nonrecurrence of substantial security gains realized the previous year strongly influenced the decrease in the level of non-interest income that our Company realized.  At the end of the most recently ended quarter, non-interest income was down on a quarter-over-quarter basis primarily due to a large security gain of $1.25 million realized the prior year.  On a year-to-date basis, non-interest income declined by $1.3 million.  With the strong inflationary pressures under which we are currently operating, our Company experienced an increase in noninterest expense.  Most of this increase in non-interest expense is correlated to a higher level of employee-related expenses tied to more optimum staffing levels throughout our company, higher wage levels attributed to the tight labor market and incentive payouts that occurred in the first quarter.  Interestingly, even though our Company saw non-interest expense increase for the nine months ending on September 30, 2022 by $897,000, or 6.4%, we experienced a decline on a quarter-over-quarter basis for the third quarter of $30,000.  Leading to some of this reduction in our non-interest expense level are a few of the cost containment initiatives implemented within the past year by our Company; such as the consolidation of our former banking centers located in both Dillonvale and Amesville, Ohio into other in-market banking centers and the closure of our Loan Production Office in Wheeling, West Virginia.  We will continue to focus on containing non-interest expense levels throughout our Company while selectively investing in our future as the environment in which we operate becomes more challenging.

We have successfully maintained credit-related strength and stability within our loan portfolio over the course of the past two years during the pandemic-induced economic downturn and this trend continued for our Company into the most recently ended quarter.  As of September 30, 2022, our total non-accrual loans were $4.0 million or 0.86% of gross loans.  Even though this total has increased year-over-year, a majority of the non-accrual loans balance is with one commercial relationship, which accounts for approximately $3.8 million, or 95%, of this total.  We have allocated a portion of specific reserves to this one relationship and, overall, the underlying trend of solid credit quality within our loan portfolio has remained stable.  Regarding net loans charged off in the first nine months of 2022, our Company experienced a low-level of net-charge offs totaling under $1,000.  After having negative provisions from our loan loss reserve over the course of the past several consecutive quarters, our Company had a provision for loan losses of $15,000 during the most recently ended quarter, which was an increase of $415,000 year-over-year.  As of September 30, 2022, our Company continues to be well capitalized with equity to assets of 7.0% and total shareholders’ equity of $53.1 million.  As with most financial institutions in this time of rapidly rising rates from a zero-interest rate environment, our Company did see a reduction in total shareholder’s equity.  This reduction is primarily attributed to an accumulated other comprehensive income (AOCI) adjustment related to current losses within our securities portfolio.  As of September 30, 2022, total shareholder’s equity was reduced by an accumulated other accumulated loss, net of tax benefits of $14.5 million.  Accordingly, we saw our book value decline from $11.74 to $8.98 period-over-period.

As our economy has recovered and started to heat-up over the course of the first nine months of this year, we have seen opportunities to more fully leverage our capital and change the mix of our balance sheet into longer-term, higher-yielding assets and, once again, focus on growing our Company.  Even though the Federal Open Market Committee (FOMC) of the Federal Reserve has aggressively raised the target rate for federal funds over this period, we are hopeful that our positive trend in rebalancing and growing our balance sheet will continue as the year progresses and produce positive operating results for our Company.  For the third quarter in a row, we saw an increase in the level of net interest income that our Company generated after not experiencing this for several quarters after the commencement of the slowdown relating to the pandemic.  With the change in the mix of our balance sheet into higher yielding assets, we continued to see our net interest margin increase in a positive fashion, once again, this past quarter.  In addition, by investing in municipal securities and having higher balances in these tax-exempt investments for the first time in a couple of years, we believe that our Company will see greater tax efficiency going forward which should provide additional benefit to our bottom-line.  Like almost every other financial services organization in today’s rapidly rising interest rate environment, our Company does have an accumulated other comprehensive loss primarily attributed to its investment portfolio, which continued to have an impact on our reported capital levels at the most recent quarter-end.  Ultimately, our Company is considered to be well capitalized and this does not have an impact on regulatory capital at the bank-level.  Our growth goal for our Company remains to increase our total assets to a level of $1.0 billion or greater in the short to intermediate term.  This will be a challenge for us as rates are rapidly increasing and there are signs that our economy is now slowing as the FOMC fights off the heightened inflation.  With the higher costs with which we are presently confronted due to inflation and expenses related to achieving the growth that we seek, we have seen some increase in our overhead expenses.  But,

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

we firmly believe that we are doing the things necessary for us to remain relevant in these ever-changing times and will see a positive return on our investments, which will help us to achieve greater efficiencies and better returns as we execute on our strategy for growth.

Our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded with a year-over-year increase in cash dividends paid of $0.08, or 15.0%, (inclusive of a special cash dividend of $0.15 paid in the first quarter), and a market value increase of $1.77, or 12.4%, to a level of $16.07 as of September 30, 2022.  Even though our Company and industry have been through a couple of challenging years from an operating perspective due to the pandemic, we are now fully looking forward and focusing on growing and building a better, more profitable company.  In the short-term, there is clearly a threat that the FOMC could overcorrect by raising rates too quickly and highly; thus, having a negative impact on our economy by pushing it into a recessionary state.  We are hopeful that this does not occur and obstruct our vision for growth. As always, we are highly optimistic about the potential of our Company. Over the last couple of years, we have become more efficient and better at delivering our products and services in a fashion demanded by our evolving markets.  We will continue to build upon our solid foundation and have a longer-term vision.  With a keen focus on continual process improvement, product development and delivery, we firmly believe the future for our Company is very bright.

The following discusses the financial condition of the Company as of September 30, 2022, as compared to December 31, 2021, and the results of operations for the three and nine months ended September 30, 2022, compared to the same period in 2021. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

Analysis of Financial Condition

Earning Assets – Loans

Our focus as a community bank is to meet the credit needs of the markets we serve. At September 30, 2022, gross loans were $468.4 million, compared to $454.4 million at December 31, 2021, an increase of $14.0 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of an $8.8 million increase in commercial and commercial real estate loans, a $5.5 million increase in residential loans and a $341,000 decrease in installment loans since December 31, 2021.

Commercial and commercial real estate loans comprised 78.2% of total loans at September 30, 2022, compared to 78.7% at December 31, 2021. Commercial and commercial real estate loans have increased $8.8 million, or 2.46%, since December 31, 2021. This segment of the loan portfolio includes originated loans in our market areas and purchased participations in loans from other banks.

Installment loans represented 1.4% of total loans at September 30, 2022 and 1.5% at December 31, 2021. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have decreased $341,000, or 5.2%, since December 31, 2021. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 20.4% of total loans at September 30, 2022 and 19.8% at December 31, 2021, representing an increase of $5.5 million, or 6.1% since December 31, 2021. At September 30, 2022, the Company did not hold any loans for sale.

The allowance for loan losses totaled $2.6 million at September 30, 2022, which represented 0.56% of total loans, and $3.7 million at December 31, 2021, or 0.81% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. For the three and nine months ended September 30, 2022, Management did update its model to account for the recent market conditions brought on by the COVID-19 pandemic. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. The Company had (excluding overdrafts) net recoveries of $1,000 for the nine months ended September 30, 2022 compared to net charge-offs of $91,000 for the nine months ended September 30, 2021.

Earning Assets – Securities

The securities portfolio is comprised of tax-exempt obligations of state and political subdivisions, U.S. gov’t agencies, and subordinated notes. Securities available for sale at September 30, 2022 increased approximately $65.5 million from December 31, 2021 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended September 30, 2022, total core deposits increased approximately $40.1 million or 6.7%. The Company’s savings accounts increased $4.8 million, or 3.4%, from December 31, 2021 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $9.1 million, or 2.2%, while certificates of deposit under $250,000 increased by $26.2 million, or 50.6%. The Company considers core deposit to be stable; therefore, the amount of funds anticipated to flow out in the next three to six months is not considered material to the overall liquidity position of the Company.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits and, as such, are used to balance rate sensitivity as a tool of funds management. At September 30, 2022, certificates of deposit greater than $250,000 increased $4.9 million from December 31, 2021 totals.

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

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s short-term borrowings increased approximately $12.4 million from December 31, 2021 totals.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Net Income

For the nine months ended September 30, 2022 the Company reported net earnings of $6,351,000, compared to $6,995,000 for the nine months ended September 30, 2021. On a per share basis, the Company’s diluted earnings were $1.11 for the nine months ended September 30, 2022, as compared to $1.21 for the nine months ended September 30, 2021 a decrease of 8.3%.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before provision for loan losses decreased 8.3%, or $1.4 million for the nine months ended September 30, 2022 compared to the same period in 2021.

Provision for Loan Losses

Net loans recoveries, excluding overdrafts, was $1,000. Giving strong consideration to our overall solid credit related metrics and the improving economy, our Company had a credit reserve releases of $970,000 during the nine months ended September 30, 2022. The impact of inflation on the economy and a possible increase in unemployment may impact the Company’s provision for loan losses for the remainder of the year. The credit reserve release was $855,000 for the nine months ended September 30, 2021.

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

Noninterest income for the nine months ended September 30, 2022 as compared to the same period in 2021 decreased $1.3 million or 30.7%. During the nine months ended September 30, 2021 the Company recognized a gain of $1,250,000 on the sale of available-for-sale securities. The Company did not have and security sales during the nine months ended September 30, 2022.

Noninterest Expense

The Company saw its noninterest expense increase by $897,000 or 6.4% year-over-year. Most of the increase in our noninterest expense levels was related to personnel-related expenses.

Federal Income Taxes

The provision for federal income taxes was $646,000 for the nine months ended September 30, 2022, a decrease of $103,000 compared to the same period in 2021. The effective tax rate was 9.2% and 9.7% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate is lower in 2022 due to the increase in tax exempt state and political subdivision investments.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Net Income

For the three months ended September 30, 2022 the Company reported net earnings of $2,303,000, compared to $2,902,000 for the three months ended September 30, 2021. On a per share basis, the Company’s diluted earnings were $0.40 for the three months ended September 30, 2022, as compared to $0.50 for the three months ended September 30, 2021.

Net Interest Income

Net interest income before the provision for loan losses increased 13.6%, or $764,000 for the three months ended September 30, 2022 compared to the same period in 2021.

Provision for Loan Losses

Giving strong consideration to our overall solid credit related metrics, our Company had a nominal provision of $15,000 during the three months ended September 30, 2022. The impact of inflation on the economy and a possible increase in unemployment may impact the Company’s provision for loan losses for the remainder of the year. The credit reserve release was $400,000 for the three months ended September 30, 2021.

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

Noninterest income for the three months ended September 30, 2022 as compared to the same period in 2021 decreased $1.2 million. During the three months ended September 30, 2021 the Company recognized a gain of $1,250,000 on the sale of available-for-sale securities. The Company did not have and security sales during the three months ended September 30, 2022.

Noninterest Expense

The Company saw its noninterest expense decrease by $63,000 or 1.3% quarter-over-quarter.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federal Income Taxes

The provision for federal income taxes was $215,000 for the three months ended September 30, 2022, a decrease of $233,000 compared to the same period in 2021. The effective tax rate was 8.5% and 13.4% for the three months ended September 30, 2022 and 2021, respectively.

Capital Resources

Stockholders’ equity totaled $53.1 million at September 30, 2022 compared to $71.7 million at December 31, 2021, an $18.6 million decrease mainly due a $21.4 swing from an accumulated other comprehensive income at December, 2021 of $6.9 million to an accumulated other comprehensive loss of $14.5 million at September 30, 2022. The negative movement to an accumulated comprehensive loss is a result of the rapid movement in interest rates during the first nine months of 2022, which resulted in a temporary decline in the Company’s available-for-sale securities. The Company has the ability and intent to hold these bonds to maturity and therefore considers the decline in market value to be temporary.

Total stockholders’ equity in relation to total assets was 6.99% at September 30, 2022 and 9.90% at December 31, 2021. On May 14, 2019 the Company issued $20,000,000 of junior subordinated debentures in denominations of not less than $250,000. To increase the capital level of Unified Bank, $16 million of the proceeds were paid as a dividend during the second quarter of 2019.

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

COVID-19: Update on Company Action and Ongoing Risks

The U.S. economy continued its slow recovery during the nine months of 2022 despite pressures from higher inflation and rising energy prices as well as concerns over the Russia-Ukraine war and the continued economic uncertainty caused by the COVID-19 pandemic. As previously discussed, the COVID-19 pandemic has resulted in disruption to business and economic activity. While the Omicron variant took COVID-19 infection rates to a new high in January 2022, COVID-19 cases declined by the end of the first quarter. However, the duration of the pandemic, including the emergence of new variants, and the ultimate repercussions continue to remain unclear.

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide this disclosure.

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.      Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.     Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 7/1/2022 to 7/31/2022	––	––	––	––
Month #2 8/1/2022 to 8/31/2022	3,916	$15.96	––	––
Month #3 9/1/2022 to 9/30/2022	––	––	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. During the quarter ended September 30, 2022, the Plan purchased 3,916 shares at an average cost of $15.96, which were allocated to participant accounts. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

ITEM 3.Defaults Upon Senior Securities

Not applicable.

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Other Information.

None.

United Bancorp, Inc.

Part II – Other Information

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

United Bancorp, Inc.

Date: November 14, 2022	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 14, 2022	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Senior Vice President, Chief Financial Officer and Treasurer