Form 10-K
period 2022-12-31
UNITED BANCORP INC /OH/
filed 2023-03-17
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

As of June 30, 2022 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $79,409,419 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,740,251 common shares outstanding as of March 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 19, 2023 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2022 are incorporated by reference into Parts I and II.

PART I

Item 1Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company is an Ohio corporation which filed its initial articles of incorporation on July 8, 1983. At December 31, 2022 the Company has one wholly-owned subsidiary bank, Unified Bank, Martins Ferry, Ohio (Unified, or the Bank).

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

For a discussion of the development of the Company’s business over the course of the prior fiscal year, refer to “Management’s Discussion and Analysis” from the 2022 Annual Report To Shareholders filed herewith as Exhibit 13.

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

Pursuant to deposit market share information provided by the FDIC as of June 30, 2022, Unified competes with approximately 39 other commercial banking institutions in its Ohio and West Virginia markets. Based on this information, the Bank ranked sixth in total deposit market share. The top five institutions in Unified’s primary Ohio banking markets included: Huntington National Bank; JP Morgan Chase Bank; PNC Bank; Wesbanco Bank; and Park National Bank.

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

The Holding Company Regulation

As a holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the “Act”). The Company is required to file with the Federal Reserve on quarterly basis information pursuant to the Act. The Federal Reserve may conduct examinations or inspections of the Company and Unified.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a “financial holding company,” provided that all of the depository institution subsidiaries of the bank holding company are “well capitalized” and “well managed” under applicable regulatory standards.

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve has determined to be closely related to banking. No Federal Reserve approval is required for a financial holding company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. As with bank holding companies, prior Federal Reserve approval is required before a financial holding company may acquire the beneficial ownership or control of more than five percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of a financial holding company ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company is not a financial holding company and has no current intention of making such an election.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. Unified exceeded its minimum capital requirements under applicable guidelines as of December 31, 2022.

Control Acquisitions. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of the Company unless the Federal Reserve has been notified and has not objected to the transaction. The acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, is rebuttably presumed to constitute the acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve under the Federal Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

Liability for Banking Subsidiaries. Under the current Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support the Bank. This support may be required at times when the Company may not have the resources to provide it. In the event of the Company’s bankruptcy, any commitment to a U.S. federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Regulatory Capital Requirements Unified is required to maintain minimum levels of capital in accordance with FDIC capital adequacy guidelines. If capital falls below minimum guideline levels, a bank, among other things, may be denied approval to acquire or establish additional branches or organize or acquire other non-bank businesses. The required capital levels and the Bank’s capital position at December 31, 2022 and 2021 are summarized in the table included in Note 11 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2022, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

With respect to compensation practices, ours are subject to oversight by the Federal regulatory agencies, which have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as the Company and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including the Company and the Bank, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution.  In October 2022, the SEC adopted final Dodd-Frank Executive Compensation Clawback Rules directing national stock exchanges to require listed public companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.  The SEC rules, mandated by Section 954 of Dodd-Frank, are intended to discourage executives from taking questionable actions that temporarily boost share prices but ultimately result in a correction of financial statements. The Dodd-Frank requirement is more extensive than what is currently required today under Section 304 of the Sarbanes-Oxley Act of 2002, which applies only to the chief executive officer and chief financial officer and requires misconduct for clawbacks to be triggered.

The SEC rules became effective on January 27, 2023. Exchanges were given a maximum of 90 days to file proposed listing standards following the publication of the SEC release in the Federal Register, which was Nov. 27, 2022. The New York Stock Exchange and the Nasdaq Stock Market have issued stock listing rule proposals, which they each posted to their respective website on Feb. 22, 2023. The final listing standards must be effective no later than one year following the release’s publication in the Federal Register, which occurred on November 28, 2022.

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

Affiliate Transactions. Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.

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

Employees

The Company itself, as a holding company, has no compensated employees. Unified has 125 full time employees, with 32 of these serving in a management capacity, and 17 part time employees.

		Executive Officers Positions held with Company;
Name	Age	Business Experience
Scott Everson	55	President and Chief Executive Officer

Matthew F. Branstetter	55	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	59	Senior Vice President, Chief Financial Officer, Treasurer & Corporate Secretary

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

Statistical Disclosures by Bank Holding Companies

I       Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 19 and 20 of our 2022 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table provides average balance sheet information and reflects the taxable equivalent average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2021 and 2020. The yields and costs are calculated by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities.

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

	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans (1)	$451,762	20,220	4.48%	$446,256	22,106	4.95%
Taxable Securitied AFS	13,297	467	3.51	29,472	596	2.02
Tax Exempt securities available for sale (1)	118,062	4,908	4.16	137,948	6,057	4.39
Federal funds sold	79,698	101	0.13	25,522	49	0.19
FHLB stock and other	3,925	81	2.06	4,267	98	2.29

Total interest-bearing assets	666,744	25,777	3.87	643,465	28,906	4.49

Non interest-earning assets
Cash and due from banks	8,593			7,864
Premises and equipment (net)	13,469			13,164
Other nonearning assets	38,170			42,228
Less: allowance for loan losses	(4,576)			(3,794)
Total noninterest-earning assets	55,656			59,462
Total assets	$722,400			$702,927

Demand deposits	$256,638	313	0.12%	$248,167	1,395	0.56%
Savings deposits	133,826	17	0.01	114,709	37	0.03
Time deposits	69,591	920	1.32	94,168	1,709	1.81
FHLB advances	—	—	—	9,341	174	1.86
Federal funds purchased	—	—	—	9,472	60	0.63
Subordinated debentures	23,665	1,323	5.59	23,604	1,329	5.63
Repurchase agreements	19,452	23	0.12	12,524	30	0.24

Total interest-bearing liabilities	$503,172	2,596	0.52	$511,985	4,734	0.92

Non interest-bearing liabilities
Demand deposits	140,555			115,340
Other liabilities	7,512			6,145
Total noninterest-bearing liabilities	148,067			121,485

Total liabilities	651,239			633,470

Total stockholders’ equity	71,161			69,457

Total liabilities & stockholders’ equity	722,400			702,927

Net interest income		23,181			24,172
Net interest spread			3.35%			3.57%

Net yield on interest earning assets			3.48%			3.76%

●	For purposes of this schedule, nonaccrual loans are included in loans.
●	Fees collected on loans are included in interest on loans. However, such fees are not material for comparative purposes.
●	Earnings on tax-exempt earnings is shown on a tax equivalent basis using a marginal tax rate of 21%

Rate/Volume Analysis

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected interest income and expense during 2021. For purposes of this table, changes in interest due to volume and rate were determined using the following methods:

●	Volume variance results when the change in volume is multiplied by the previous year’s rate.
●	Rate variance results when the change in rate is multiplied by the previous year’s volume.

●	Rate/volume variance results when the change in volume is multiplied by the change in rate.

NOTE: The rate/volume variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each. Non accrual loans are ignored for purposes of the calculations due to the nominal amount of the loans.

	2021 Compared to 2020
	Increase/(Decrease)
(In thousands)		Change	Change
	Total	Due To	Due To
	Change	Volume	Rate
Interest and dividend income
Loans	$(1,886)	270	(2,156)
Taxable securities available for sale	(129)	(78)	(51)
Tax-exempt securities available for sale	(1,149)	(839)	(310)
Federal funds sold	52	74	(22)
FHLB stock and other	(17)	(8)	(9)
Total interest and dividend income	(3,129)	(581)	(2,548)

Interest expense
Demand deposits	(1,082)	46	(1,128)
Savings deposits	(20)	5	(25)
Time deposits	(789)	(387)	(402)
FHLB advances	(60)	(60)	—
Federal funds purchased	(6)	—	(6)
Trust Preferred debentures	(174)	(174)	—
Repurchase agreements	(7)	12	(19)
Total interest expense	(2,138)	(558)	(1,580)

Net interest income	$(991)	(23)	(968)

II        Investment Portfolio

A        Contractual maturities of securities at year-end 2022 were as follows:

	Amortized	Estimated	Average Tax
	Cost	Fair Value	Equivalent Yield

	(dollars in thousands)
US Agency obligations
Under 1 Year	$—	$—	—
1 – 5 Years	42,500	41,691	3.57%
5-10 Years	2,500	2,341	4.00%
Over 10 Years	—	—	—

State and municipal obligations
Under 1 Year	$—	$—	—
1 – 5 Years	—	—	—
5-10 Years	2,930	2,771	3.23%
Over 10 Years	149,517	142,727	4.18%

Subordinated Debt
Under 1 Year	—	—	—
1 – 5 Years	3,150	2,792	2.96%
5-10 Years	28,010	25,302	3.53%
Over 10 Years	—	—	—

Total securities available for sale	$228,607	$217,624	3.90%

III        Loan Portfolio

A        Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2022 maturing within the various time frames indicated:

			Five
	One	One	Through
	Year or	Through	Fifteen	After
	Less	Five Years	Years	Fifteen Years	Total

	(In thousands)
Commercial loans	$5,515	$43,317	$39,243	$2,473	$90,548
Commercial real estate loans	14,791	25,611	111,314	118,596	270,312

Total	$20,306	$68,928	$150,557	$121,069	$360,860

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2022 due to mature after one year:

			Total >
	Fixed	Variable	One
	Rate	Rate	Year

	(In thousands)
Commercial loans	$42,073	$42,960	$85,033
Commercial real estate loans	21,240	234,281	255,521

Total	$63,313	$277,241	$340,554

Variable rate loans are those loans with floating or adjustable interest rates.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13-15 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2022 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Loan Losses

The following table provides key credit ratios for each applicable period.

	2022	2021	2020
Ratio of net charge-offs to average loans outstanding for the year	0.14%	0.04%	0.10%
Ratio of commercial loans net charge-offs to average commercial loans	(0.01)%	0.08%	0.04%
Ratio of commercial real estate loans net charge-offs to average commercial real estate loans	0.21%	0.00%	0.10%
Ratio of real estate loans net charge-offs to average real estate loans	0.00%	0.02%	0.10%
Ratio of installment loans net charge-off to average installment loans	1.90%	1.39%	1.19%
Total allowance for loan losses to total loans	0.45%	0.81%	1.15%
Nonaccrual loans to total loans	0.04%	0.64%	0.19%
Total allowance for loan losses to nonperforming loans	1,127.47%	87.27%	816.43%

B	Allocation of the Allowance for Loan Losses

The following table allocates the allowance for loan losses at December 31, 2022, 2021, and 2020. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2022		2021		2020
		% of		% of		% of
		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Loan type
Commercial	$215	19.65%	$1,046	20.00%	$1,397	23.29%
Commercial real estate	815	58.65%	1,235	58.71%	1,821	55.51%
Residential real estate	816	20.40%	1,121	19.84%	1,471	19.34%
Installment	206	1.30%	271	1.45%	424	1.86%
General	—	N/A	—	N/A	—	N/A

Total	$2,052	100.00%	$3,673	100.00%	$5,113	100.00%

V	Deposits
A	Schedule of Average Deposit Amounts and Rates

Refer to Section I of this “Statistical Disclosures by Bank Holding Companies” section and to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” on page 19 of our 2022 Annual Report filed herewith as Exhibit 13, which is incorporated by reference. At December 31, 2022, 2021, 2020 the aggregate amount of uninsured deposits was approximately $102.9 million, $89.8 million and $77.9 million.

B	Maturity analysis of time deposits greater than $250,000.

At December 31, 2022, the time to remaining maturity for time deposits in excess of $250,000 was:

2022
(In thousands)
Three months or less	$—
Over three through six months	—
Over six through twelve months	4,368
Over twelve months	6,964

Total	$11,332

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 2Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Branch Office Location	Owned or Leased	Location	Owned or Leased
Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Nelsonville, Ohio	Owned
St. Clairsville, Ohio	Owned	Lancaster, Ohio	Owned
Dover, Ohio	Owned	Lancaster, Ohio	Owned
Dellroy, Ohio	Owned	Powhatan, Ohio	Owned
New Philadelphia, Ohio	Owned	Moundsville, WV	Owned
Strasburg, Ohio	Owned	St. Clairsville, Ohio	Owned
Tiltonsville, Ohio	Owned

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

PART II

Item 5Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 9, “Shareholder Information” of the 2022 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 31, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2022 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference. Additional disclosure regarding dividend restrictions is also included under Part I, Item 1 of this 10-K in the section captioned “Supervision and Regulation.”

ISSUER PURCHASES OF EQUITY SECURITIES

				(c)	(d)
				Total Number of	Maximum Number
				Shares (or Units)	(or Approximate Dollar Value) of
	(a)		(b)	Purchased as Part	Shares (or Units)
	Total Number of		Average Price	of Publicly	that May Yet Be
	Shares (or Units)		Paid per Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs
Month #l 10/1/2022 to 10/31/2022	—		$—	—	—
Month #2 11/1/2022 to 11/30/2022	—		—	—	—
Month #3 12/1/2022 to 12/31/2022	2,885	(1)	15.41	—	—
Total	2,885	(1)	$15.41	—	—
(1)	All of these shares were purchased by the Company on the open market to fund acquisitions under the Company’s Directors and Officers Deferred Compensation Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. During the quarter ended December 31, 2022, the Plan purchased 2,855 shares at an average cost of $15.41, which were allocated to participant accounts. All purchases under the Plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof.

Item 6[Reserved]

Not Applicable

Item 7Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 10-22, “Management’s Discussion and Analysis” of the 2022 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference.  For a comparison of results of operations between 2021 and 2020, see “Management’s Discussion and Analysis” in the 2021 Annual Report To Shareholders filed as Exhibit 13 to the Company’s annual report on 10-K for 2021.

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

Item 8Financial Statements and Supplementary Data

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2022 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

United Bancorp, Inc.

Martins Ferry, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of United Bancorp, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2007 to 2022.

/s/ FORVIS

FORVIS, LLP

(Formerly BKD, LLP)

Cincinnati, Ohio

March 18, 2022

Item 9Changes In and Disagreements with Accountants

The Corporation filed a Current Report on Form 8-K with the SEC on September 30, 2022 to report the dismissal of FORVIS, which filing included as an Exhibit item the letter from FORVIS required by Item 304(a)(3).

On September 29, 2022 the Corporation’s Audit Committee also approved the appointment of S.R. Snodgrass, P.C. (“Snodgrass”) as the Corporation’s new independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2022. During the fiscal years ended December 31, 2021 and 2020 and through September 29, 2022, neither the Corporation, nor anyone acting on its behalf, consulted Snodgrass regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Corporation, and no written report or oral advice was provided to the Corporation by Snodgrass that was an important factor considered by the Corporation in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9AControls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company’s principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9BOther Information

None.

PART III

Item 10Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board” and “Delinquent Section 16(a) Reports.”

The Company’s Board of Directors has adopted a Code of Ethics that applies to its Principal Executive, Principal Financial, and Principal Accounting Officers. A copy of the Company’s Code of Ethics is posted and can be viewed on the Company’s internet web site at http://www.unitedbancorp.com. In the event the Company amends or waives any provision of its Code of Ethics which applies to its Principal Executive, Principal Financial, or Principal Accounting Officers, and which relates to any element of the code of ethics definition set forth in Item 406(b) of Regulation S-K, the Company shall post a description of the nature of such amendment or waiver on its internet web site. With respect to a waiver of any relevant provision of the code of ethics, the Company shall also post the name of the person to whom the waiver was granted and the date of the waiver grant.

Item 11Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”. During 2022, the Compensation Committee authorized the accelerated vesting of 12,500 shares of restricted stock for Mr. Everson and 10,000 shares of restricted stock for each of Messrs. Greenwood and Branstetter. These awards were originally scheduled to vest in 2027.

Item 12Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information December 31, 2022
				Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise	under equity compensation
	outstanding options, warrants		price of outstanding options,	plans (excluding securities
	and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	257,500	(1)	$—	257,500
Equity compensation plans not approved by security holders
Total	257,500		$—	257,500

(1) Represents shares of restricted stock awarded under the 2008 and 2018 Stock Incentive Plans.

Item 13Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions “ and ” Corporate Governance and Committees of the Board.”

Item 14Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

PART IV

Item 15Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm (PCAOB ID 74), appear on pages 25 through 85 of the United Bancorp, Inc. 2022 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2022 and 2021

Consolidated Statements of Income

Years Ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm (PCAOB ID 74)

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

10.8	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.9	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.10	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

10.11	United Bancorp, Inc. 2018 Stock Incentive Plan (10)

10.12	Form of Subordinated Note Purchase Agreement, dated May 14, 2019, by and among United Bancorp, Inc. and the Purchasers (12)

13	2022 Annual Report

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firms

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

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

(Registrant) United Bancorp, Inc.

By:	/s/ Scott A. Everson	March 17, 2023
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott A. Everson	March 17, 2023
Scott A. Everson, Director, President & Chief Executive Officer

By:	/s/ Randall M. Greenwood	March 17, 2023
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/ Gary W. Glessner	March 17, 2023
Gary W. Glessner, Director

By:	/s/ John M. Hoopingarner	March 17, 2023
John M. Hoopingarner, Director

By:	/s/ Richard L. Riesbeck	March 17, 2023
Richard L. Riesbeck, Director