Form 10-Q
period 2023-03-31
UNITED BANCORP INC /OH/
filed 2023-05-15
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2023

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 9, 2023, 5,690,251 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$17,856	$8,279
Interest-bearing demand deposits	82,733	21,801
Cash and cash equivalents	100,589	30,080
Available-for-sale securities, amortized cost of $243,009 net of allowance of allowance for credit losses of $0 at March 31, 2023	234,059	217,624
Loans, net of allowance for credit losses of $4,452 and $2,052 at March 31, 2023 and December 31, 2022, respectively	459,236	458,823
Premises and equipment	12,184	12,144
Federal Home Loan Bank stock	3,957	2,499
Foreclosed assets held for sale, net	3,519	3,519
Core deposit other intangible asset	372	410
Goodwill	682	682
Accrued interest receivable	3,496	3,403
Deferred federal income tax	2,624	2,423
Bank-owned life insurance	19,113	19,000
Other assets	7,662	6,793
Total assets	$847,493	$757,400
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$385,707	$402,341
Savings	143,544	145,836
Time	124,114	101,736
Total deposits	653,365	649,913
Securities sold under repurchase agreements	30,509	18,106
Subordinated debentures	23,741	23,726
Advances Federal Home Loan Bank	75,000	—
Interest payable and other liabilities	5,873	5,918
Total liabilities	788,488	697,663

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,043,851 shares at March 31, 2023, and 6,043,851 shares at December 31, 2022; outstanding - 5,703,628 and 5,740,251 shares at March 31, 2023 and December 31, 2022, respectively	6,044	6,044
Additional paid-in capital	25,172	24,814
Retained earnings	39,895	41,945
Stock held by deferred compensation plan; 160,860 and 174,237 shares at March 31, 2023 and December 31, 2022	(1,815)	(1,902)
Accumulated other comprehensive loss	(7,730)	(9,336)
Treasury stock, at cost 179,363 and 129,363 shares at March 31, 2023 and December 31, 2022, respectively	(2,561)	(1,828)
Total stockholders’ equity	59,005	59,737
Total liabilities and stockholders’ equity	$847,493	$757,400

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	2023	2022
Interest and Dividend Income
Loans, including fees	$5,809	$4,791
Securities
Taxable	676	268
Non-taxable	1,356	891
Federal funds sold	326	28
Dividends on Federal Home Loan Bank and other stock	41	19
Total interest and dividend income	8,208	5,997
Interest Expense
Deposits	1,057	150
Borrowings	728	337
Total interest expense	1,785	487
Net Interest Income	6,423	5,510
Credit Loss Expense
Provision for (reversal of) credit loss expense - loans	—	(500)
Provision for credit loss expense - off balance sheet commitments	—	—
Provision for (reversal of) Credit Loss Expense	—	(500)
Net Interest Income After (Credit) Provision for Loan Losses	6,423	6,010
Noninterest Income
Service charges on deposit accounts	721	681
Realized gains on sales of loans	—	12
Earnings on bank-owned life insurance	188	186
Other income	107	108
Total noninterest income	1,016	987
Noninterest Expense
Salaries and employee benefits	2,864	3,005
Occupancy and equipment	497	583
Professional services	386	263
FDIC insurance	86	49
Insurance	150	139
Franchise and other taxes	140	135
Advertising	100	30
Stationery and office supplies	30	25
Amortization of intangibles	38	37
Other expenses	1,147	844
Total noninterest expense	5,438	5,110
Income Before Federal Income Taxes	2,001	1,887
Provision for Federal Income Taxes	113	136
Net Income	$1,888	$1,751
Basic Earnings Per Share	$0.33	$0.30
Diluted Earnings Per Share	$0.33	$0.30
Dividends Per Share (including special dividend of $.015 in March 2023 and $.015 in March 2022)	$0.3125	$0.3025

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	2023	2022
Net Income	$1,888	$1,751
Other comprehensive income (loss), net of tax
Unrealized holding gain (loss) on available-for-sale securities during the period, net of taxes (benefits) of $427 and $(2,060) for each respective period	1,606	(7,748)
Comprehensive Income (Loss)	$3,494	$(5,997)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance, January 1, 2022	$6,054	$23,635	$(2,799)	$37,847	$6,964	$71,701
Net income	—	—	—	1,751	—	1,751
Other comprehensive loss	—	—	—	—	(7,748)	(7,748)
Cash dividends - $0.3025 per share	—	—	—	(1,783)	—	(1,783)
Repurchase of common stock	—	—	(767)	—	—	(767)
Shares purchased for deferred compensation plan	—	75	(75)	—	—	—
Expense related to share-based compensation plans	—	747	—	—	—	747
Balance, March 31, 2022	$6,054	$24,457	$(3,641)	$37,815	$(784)	$63,901
Balance January 1, 2023	6,044	24,814	(3,730)	41,945	(9,336)	59,737
Net income	—	—	—	1,888	—	1,888
Other comprehensive income	—	—	—	—	1,606	1,606
Cash dividends - $0.3125 per share	—	—	—	(1,848)	—	(1,848)
Repurchase of common stock	—	—	(733)	—	—	(733)
Shares purchased for deferred compensation plan	—	(87)	87	—	—	—
Cumulative effect of adoption of ASU 2016-13	—	—	—	(2,090)	—	(2,090)
Expense related to share-based compensation plans	—	445	—	—	—	445
Balance, March 31, 2023	$6,044	$25,172	$(4,376)	$39,895	$(7,730)	$59,005

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(In thousands except per share data)

(Unaudited)

	2023	2022
Operating Activities
Net income	$1,888	$1,751
Items not requiring (providing) cash
Depreciation and amortization	246	262
Amortization of intangible asset	37	37
Premium amortization on securities	136	126
Provision for credit loss expense	—	(500)
Gain on sale of loans	—	(12)
Expense related to share based compensation programs	445	747
(Increase) decrease in value of bank-owned life insurance	(113)	189
Originations of loans held for sale	—	(900)
Proceeds from sale of loans held for sale	—	912
Amortization of debt instrument costs	15	15
Net change in accrued interest receivable and other assets	(1,590)	(2,463)
Net change in accrued expenses and other liabilities	(223)	4,857

Net cash provided by operating activities	841	5,021

Investing Activities
Purchase of available-for-sale securities	(14,733)	(26,153)
Proceeds from calls/redemptions of available-for-sale securities	195	3,035
Net change in loans	(2,325)	(7,908)
Purchase of FHLB Stock	(3,149)	—
Redemption of FHLB Stock	1,692	—
Proceeds from sales of foreclosed assets held for sale	—	156
Purchases of premises and equipment	(286)	(245)

Net cash (used in) investing activities	(18,606)	(31,115)

Financing Activities
Net change in deposits	3,452	7,358
Net change in securities sold under repurchase agreements	12,403	7,050
Net change in Federal Home Loan Bank advances	75,000	—
Repurchase of common stock	(733)	(767)
Cash dividends paid	(1,848)	(1,783)

Net cash provided by financing activities	88,274	11,858

Increase (Decrease) in Cash and Cash Equivalents	70,509	(14,236)

Cash and Cash Equivalents, Beginning of Period	30,080	82,999

Cash and Cash Equivalents, End of Period	$100,589	$68,763

Supplemental Cash Flows Information
Federal income taxes paid	$—	$—
Interest paid on deposits and borrowings	$1,286	$257

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2023, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2022 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31,2023, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2022 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

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

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investment securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Unrealized gains or losses are reported as increases or decreases in other comprehensive income (loss), net of the deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available-for-sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Company utilizes independent firms to evaluate the Company’s State and Municipal Obligations and Subordinated Notes to measure any expected credit losses. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.3 million at March 31, 2023 and is included within the line item accrued interest receivable on the balance sheet] on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Accrued interest receivable totaled $1.2 million at March 31, 2023 and was reported in the line item accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and industrial, which are typically utilized for general business purposes and commercial real estate, which are collaterized by real estate. Homogenouse loans consisting similar products that are smaller in amount and distributed over a large number of individual borrowers include residential real estate and consumer loans.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest generally is either applied against principal or reported as interest income on a cash basis, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past-due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Credit Losses - Loans

The allowance for credit losses (“ACL”) is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.

The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company uses the call report classification as its segment breakout and measures the allowance for credit losses using the Weighted Average Remaining Maturity method for all loan segments.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on a 2 year unemployment forecast provided by Bloomberg and management judgment. For periods beyond our reasonable and supportable forecast, we revert back to historical annual loss rates for the remainder of the life of each pool after the forecast period. The qualitative adjustments for current conditions are based upon current level of inflation, changes in lending policies and practices, experience and ability of lending staff, quality of the Company’s loan review system, value of underlying collateral, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial and industrial loans and residential and installment loans greater f215than $100,000 that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

	January 1, 2023
Loan Categories (in thousands)	Pre-adoption	Adoption Impact	As Reported
Commercial and Industrial	$215	$755	$970
Commercial Real Estate	815	388	1,203
Residential Real Estate	816	1,379	2,195
Consumer	206	(103)	103

	$2,052	$2,419	$4,471

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended March 31, 2023
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,888
Less allocated earnings on non-vested restricted stock	(2)
Less allocated dividends on non-vested restricted stock	(81)
Net income allocated to common stockholders	1,805
		5,484,610
Basic and diluted earnings per share			$0.33

	Three Months Ended March 31, 2022
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,751
Less allocated earnings on non-vested restricted stock	—
Less allocated dividends on non-vested restricted stock	(79)
Net income allocated to common stockholders	1,672
		5,457,403
Basic and diluted earnings per share			$0.30

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2019.

Accounting Pronouncements Adopted in 2023

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Company. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

The Company adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Company recorded a cumulative effect decrease to retained earnings of $2,088,000, net of tax, of which $1,911,000 related to loans, $177,000 related to unfunded commitments.

The Company adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Company as of the date of adoption. The Company did not change the segmentation from the incurred loss method upon adoption of ASC 326.

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their historical loss rate which is applied to the current loan balance to arrive at the quantitative baseline portion of the Allowance for Credit Losses.

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross	Allowance
		Unrealized	Unrealized	for Credit
	Amortized Cost	Gains	Losses	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
March 31, 2023:
U.S. government agencies	$45,000	$—	$(804)	$—	$44,196
Subordinated notes	31,115	—	(2,918)	—	28,197
State and municipal obligations	166,894	1,001	(6,229)	—	161,666
Total debt securities	$243,009	$1,001	$(9,951)	$—	$234,059

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2022:
U.S. government agencies	$45,000	$—	$(968)	$44,032
Subordinated notes	31,160	—	(3,066)	28,094
State and municipal obligations	152,447	459	(7,408)	145,498
Total debt securities	$228,607	$459	$(11,442)	$217,624

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

The amortized cost and fair value of available-for-sale securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under 1 year	$—	$—
One to five years	45,637	44,658
Five to ten years	33,406	30,616
Over ten years	163,966	158,785
Totals	$243,009	$234,059

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $69.3 million and $68.7 million at March 31, 2023 and December 31, 2022, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2023 was $157.4 million, which represented 67% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2022 was $166.1 million, which represented less than 76% of the Company’s available-for-sale.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$44,196	$(804)	$—	$—	$44,196	$(804)
State and municipal obligations	60,494	(1,032)	31,115	(5,197)	91,609	(6,229)
Subordinated notes	4,110	(390)	17,509	(2,528)	21,619	(2,918)
Total temporarily impaired securities	$108,800	$(2,226)	$48,624	$(7,725)	$157,424	$(9,951)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$44,032	$(968)	$—	$—	$44,032	$(968)
Subordinated notes	11,185	(1,565)	10,300	(1,501)	21,485	(3,066)
State and municipal obligations	100,599	(7,408)	—	—	100,599	(7,408)
Total temporarily impaired securities	$155,816	$(9,941)	$10,300	$(1,501)	$166,116	$(11,442)

The unrealized losses on the Company’s 198 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2023.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

There were no sales of investment securities for the three months ended March 31, 2023 and 2022.

Note 3:      Loans and Allowance for Credit Losses

Categories of loans include:

	March 31,	December 31,
	2023	2022

	(In thousands)
Commercial and Industrial	$88,520	$90,548
Commercial real estate	275,442	270,312
Residential real estate	93,386	94,012
Consumer loans	6,340	6,003

Total gross loans	463,688	460,875

Less allowance for credit losses	(4,452)	(2,052)

Total loans	$459,236	$458,823

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial, and Commercial Real Estate

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, beginning of period	$215	$815	$816	$206	$2,052
Impact of adopting ASC 326	755	388	1,379	(103)	2,419
Provision for credit loss expense	15	(1)	(39)	25	—
Losses charged off	—	—	—	(29)	(29)
Recoveries	5	—	—	5	10
Balance, end of period	$990	$1,202	$2,156	$104	$4,452
Ending balance: individually evaluated for credit losses	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit losses	$990	$1,202	$2,156	$104	$4,452
Loans:
Ending balance: individually evaluated for credit losses	$14	$9	$—	$—	$23
Ending balance: collectively evaluated for credit losses	$88,506	$275,433	$93,386	$6,340	$463,665

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three month period ended March 31, 2022

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:

Balance, beginning of period	$1,046	$1,235	$1,121	$271	$3,673
Provision charged to expense	(420)	54	(162)	28	(500)
Losses charged off	—	—	—	(35)	(35)
Recoveries	22	—	—	14	36
Balance, end of period	$648	$1,289	$959	$278	$3,174
Ending balance: individually evaluated for impairment	$—	$232	$—	$—	$232
Ending balance: collectively evaluated for impairment	$648	$1,057	$959	$278	$2,942
Loans:
Ending balance: individually evaluated for impairment	$—	$3,799	$—	$—	$3,799
Ending balance: collectively evaluated for impairment	$91,371	$267,924	$92,768	$6,431	$458,494

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2022

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

		Commercial
	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$––	$––	$—
Ending balance: collectively evaluated for impairment	$215	$815	$816	$206	$2,052

Loans:
Ending balance: individually evaluated for impairment	$—	$57	$—	$—	$—
Ending balance: collectively evaluated for impairment	$90,548	$270,255	$94,012	$6,003	$460,875

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of March 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	$4,028	$17,838	$16,799	$17,095	$7,918	$7,763	$16,926	$—	$88,368
Special Mention	—	—	—	—	—	—	153	—	153
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,028	$17,838	$16,799	$17,095	$7,918	$7,763	$17,079	$—	$88,520

Commercial and industrial
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk Rating
Pass	$2,060	$31,555	$50,086	$26,185	$28,354	$69,083	$63,791	$—	$271,115
Special Mention	—	—	—	2,098	—	1,930	245	—	4,273
Substandard	—	—	—	—	—	53	—	—	53
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,060	$31,555	$50,086	$28,284	$28,354	$71,066	$64,037	$—	$275,442

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$2,866	$19,741	$17,838	$20,856	$6,313	$25,307	$239	$—	$93,160
Nonperforming	—	—	—	—	24	202	—	—	226
Total	$2,866	$19,741	$17,838	$20,856	$6,337	$25,509	$239	$—	$93,386

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$759	$1,902	$973	$605	$439	$1,289	$373	$—	$6,340
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$759	$1,902	$973	$605	$439	$1,289	$373	$—	$6,340

Consumer
Current period gross charge-offs	$29	$—	$—	$—	$—	$—	$—	$—	$29

Total
Payment Performance
Performing	$3,625	$21,643	$18,811	$21,461	$6,752	$26,582	$612	$—	$99,486
Nonperforming	—	—	—	—	24	216	—	—	240
Total	$3,625	$21,643	$18,811	$21,461	$6,776	$26,798	$612	$—	$99,726

	December 31, 2022
		Commercial
Loan Class	Commercial	Real Estate	Residential	Installment	Total

	(In thousands)
Pass Grade	$90,548	$262,472	$94,012	$6,003	$453,035
Special Mention	—	4,066	—	—	4,066
Substandard	—	3,774	—	—	3,774
Doubtful	—	—	—	—	—

	$90,548	$270,312	$94,012	$6,003	$460,875

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

To facilitate the monitoring of credit quality within the loan portfolio, and for purposes of analyzing historical loss rates used in the determination of the allowance for credit losses, the Company utilizes the following categories of credit grades: pass, special mention, substandard, and doubtful. The four categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on at least a quarterly basis.

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

The Company evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of March 31, 2023

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$69	$—	$—	$—	$69	$88,451	$88,520
Commercial real estate	—	157	—	9	166	275,276	275,442
Residential	26	42	—	226	294	93,092	93,386
Installment	—	—	—	—	—	6,340	6,340
Total	$95	$199	$—	$235	$529	$463,159	$463,688

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

Loan Portfolio Aging Analysis

As of December 31, 2022

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$126	$—	$—	$—	$126	$90,422	$90,548
Commercial real estate	158	—	—	9	167	270,145	270,312
Residential	102	24	—	173	299	93,713	94,012
Installment	15	—	—	—	15	5,988	6,003
Total	$401	$24	$—	$182	$607	$460,268	$460,875

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2023:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial	$—	$—	$—	$—	$—
Commercial real estate	9	—	9	—	9
Residential	226	—	226	—	226
Installment	—	—	—	—	—
Total	$235	$—	$235	$—	$235

The Company did not recognize interest income on nonaccrual loans during the theriod ended March 31, 2023.

Impaired Loans

For 2022, a loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

				Three Months Ended
	As of December 31, 2022			March 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	57	57	—	2,836	—
Residential	—	—	—	—	—
Installment	—	—	—	2,836	—
	57	$57	$—	—	—
Loans with a specific valuation allowance:
Commercial	—	$—	$—	983	20
Commercial real estate	—	—	—	—	—
Residential	—	—	—	983	—
	—	$—	$—	$—	$—
Total:
Commercial	$—	—	—	$3,819	$20
Commercial real estate	$—	$—	$—	$—	$—
Residential	$57	$57	$—	$—	$—
Installment	$—	$—	$—	$2,836	—

Interest income recognized on a cash basis was not materiality different than interest income recognized.

For the TDRs noted in the tables below, the Company extended the maturity dates and granted interest rate concessions as part of each of those loan restructurings. The loans included in the tables are considered impaired and specific loss calculations are performed on the individual loans. In conjunction with the restructuring there were no amounts charged-off. During the quarter ended March 31, 2023 there were no modifications to borrowers experiencing financial difficulty.

Three Months ended March 31, 2022
		Pre- Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In thousands)
Commercial	—	$—	$—
Commercial real estate	1	49	49
Residential	—	—	—
Installment	—	—	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

Three Months ended March 31, 2022
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	49	—	49
Residential	—	—	—	—
Consumer	—	—	—	—

During the three months ended March 31, 2023 and 2022, there were no material defaults of any modified loans or troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended
	March 31,
	2023	2022

	(In thousands)
Service cost	$76	$130
Interest cost	78	68
Expected return on assets	(133)	(144)
Amortization of prior service cost and net loss	10	24

Pension expense	$31	$78

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2023	2022

	(In thousands)
Commercial loans unused lines of credit	$83,594	$79,718
Commitment to originate loans	81,171	77,889
Consumer open end lines of credit	38,483	37,600
Standby lines of credit	261	136

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

The Company adopted the provisions of ASC 326 and recognized an initial implementation amount of $224,000. During the three months ended March 31, 2023, there was no change in the provision for credit expense for off balance sheet exposure.

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2023	2022

	(In thousands)
Net unrealized loss on securities available-for-sale	$(8,950)	$(10,984)
Net unrealized loss for unfunded status of defined benefit plan liability	(835)	(835)
	(9,785)	(11,819)
Less: Tax effect	2,055	2,483
Net-of-tax amount	$(7,730)	$(9,336)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2023
U.S. government agencies	$44,196	$—	$44,196	$—
Subordinated Notes	28,197	—	28,197	—
State and municipal obligations	161,666	—	161,666	—

December 31, 2022
U.S. government agencies	$44,032	$—	$44,032	$—
Subordinated Notes	28,094	—	28,094	—
State and municipal obligations	145,498	—	145,498	—

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

Collateral Dependent

Collateral dependent loans consisted primarily of loans secured by nonresidential real estate. Management has determined fair value measurements on collateral dependent loans primarily through evaluations of appraisals performed. Due to the nature of the valuation inputs, impaired loans are classified within Level 3 of the hierarchy.

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

Three Months Ended March 31, 2023 and 2022

(In thousands)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
March 31, 2023
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	—	—	—	—

December 31, 2022
Collateral dependent loans	$9	$—	$—	$9
Foreclosed assets held for sale	3,519	—	—	3,519

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	12/31/22	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$9	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	3,519	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

There were no significant changes in the valuation techniques used during 2023.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2023:

Financial assets
Cash and cash equivalents	$100,589	$100,589	$—	$—
Loans, net of allowance	459,236	—	—	447,208
Federal Home Loan Company stock	3,957	—	3,957	—
Accrued interest receivable	3,496	—	3,496	—

Financial liabilities
Deposits	653,365	—	655,466	—
Short term borrowings	30,509	—	30,509	—
Subordinated debentures	23,741	—	22,998	—
Advance Federal Home Loan Bank	75,000	—	75,198	—
Interest payable	351	—	351	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2022:

Financial assets
Cash and cash equivalents	$30,080	$30,080	$—	$—
Loans, net of allowance	458,823	—	—	440,704
Federal Home Loan Bank stock	2,499	—	2,499	—
Accrued interest receivable	3,403	—	3,403	—

Financial liabilities
Deposits	649,913	$—	$646,455	$—
Short term borrowings	18,106	—	18,106	—
Subordinated debentures	23,726	—	24,080	—
Interest payable	304	—	304	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2023 and December 31, 2022.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
March 31, 2023	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$30,509	$—	$—	$—	$30,509
Total	$30,509	$—	$—	$—	$30,509

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

(In thousands)

	Overnight and			Greater than
December 31, 2022	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$18,106	$—	$—	$—	$18,106
Total	$18,106	$—	$—	$—	$18,106

These borrowings were collateralized with State and municipal obligations with a carrying value of $39.8 million at March 31, 2023 and $38.8 million at December 31, 2022. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Three Months Ended March 31, 2023			Year Ended December 31, 2022
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	669	372	1,041	631	410

The estimated aggregate future amortization expense for each of the next four years for intangible assets remaining as of March 31, 2022 is as follows (in thousands):

2023	$114
2024	150
2025	108

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of March 31, 2023 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:           Advances from the Federal Home Loan Bank

At March 31, 2023, advance from the Federal Home Loan Bank were $75 million. The Company did not have any advances from the Federal Home Loan Bank at December 31, 2022.

At March 31, 2023, required annual payments on Federal Home Loan Bank advances were for year ending December 31, 2026 $20 million (4.39% fixed rate), December 31, 2027 $35 million (4.24% fixed rate) and December 31, 2028 $20 million (4.11 fixed rate).

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the consolidated financial condition of the Company as of March 31, 2023, as compared to December 31, 2022, and the results of consolidated operations for the three months ended March 31, 2023, compared to the same period in 2022. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.33 and net income of $1,889,000 for the three months ended March 31, 2023. This compares to diluted earnings per share of $0.30 and net income of $1,751,000 reported in the first quarter of the previous year.

We are pleased to report on the earnings performance of United Bancorp, Inc. (UBCP) for the first quarter ended March 31, 2023. For the quarter, our Company achieved solid net income and diluted earnings per share results of $1,889,000 and $0.33, respective increases of $138,000, or 7.9%, and $0.03, or 10.0%, over the levels achieved for each in the first quarter of last year. As we have previously reported, our Company has been able to capitalize on the extreme tightening bias implemented within the past twelve months, or so, by the Federal Open Market Committee of the Federal Reserve (FOMC) with monetary policy, which has caused interest rates to rise rapidly during this timeframe from a range of 25 to 50 basis points in March 2022 to a range of 4.75% to 5.00% as of March 2023. Our Company was properly positioned to capitalize on this dramatic increase in interest rates over the course of the past year and, accordingly, we experienced an improvement in the level of net interest income that we generated of $913,000, an increase of 16.6%. This increase in the level of net interest income that we realized led to a corresponding enhancement of our net interest margin, which increased from 3.45% last year to 3.75% as of March 31, 2023, an expansion of 30 basis points. The increase in our Company’s net interest income and earnings is directly attributed to the marginal growth and repricing that we experienced in our loan portfolio and the purchasing of a significant level of investment securities at attractive overall yields over the past twelve months in this increasing rate environment (after not purchasing investment securities in the Zero Interest Rate Environment which prevailed the previous two years). Even though our gross loans increased by only $1.4 million, our Company experienced growth in investment securities of $74.8 million, an increase of 45.8%. This growth was funded by changing the mix of the assets on our balance sheet and growing our total deposits year-over-year as of the most recently ended quarter. Over the past twelve months, we have seen our average cash and cash equivalents decrease by $34.8 million, or 46.1%, and total deposits grow by $40.9 million, or 6.7%, to a level of $653.4 million. Of note relating to our earnings improvement achieved in the first quarter of the current year relative to the previous year’s results, our Company did not have a negative provision for credit losses in the current year, which last year totaled $500,000 and added approximately $0.07 to diluted earnings per share.

As we all know, the operating environment within our industry changed dramatically with the events that unfolded with a few banks toward the end of the first quarter in the current year. The impact of this industry change led our Company to quickly refocus on our strategy of shifting the mix of our balance sheet from highly liquid, lower-yielding investments into longer-duration, higher-yielding investments which led to our improved overall levels of revenue and earnings over the course of the past year into a more liquid position to weather any proverbial storms that could develop. Accordingly, in mid-March of this year, our Company originated term advances with the Federal Home Loan Bank (FHLB), with whom we had no advances and $173.4 million in capacity at that time (in addition to other available sources of liquidity and pledging capacity with the FHLB). These advances at the FHLB were in the amount of $75 million. This injection of wholesale funding onto our balance sheet, along with our growth in deposits (which continued to increase from both the previous quarter on a linked basis and year-over-year), led to our total assets growing to $847.5 million, an increase of $114.1 million, or 15.6%, from the previous year and our cash and cash equivalents growing to $100.6 million, an increase of $31.8 million, or 46.3%, year-over-year as of the most recently ended quarter. As of March 31, 2023, our Company’s level of cash and cash equivalents totaled 11.9% of total assets and, at this level, gives us a higher degree of comfort as we operate in and navigate through a more uncertain economic and banking environment.

Even with the economic headwinds with which we continue to be confronted and the significant increases in interest rates that may have affected some of our borrowers with rate resets to higher levels on their loans, we have successfully maintained credit-related strength and stability within our loan portfolio as of the most recently ended quarter. As of March 31, 2023, our Company’s total nonaccrual loans and loans past due 30 plus days were $529,000, or 0.11% of gross loans, a decrease of $3.7 million, or 87%, year-over-year. Also of note during the first quarter of this year was our Company’s adoption of the current expected credit loss accounting standard (CECL)

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

a newly required methodology as of the start of 2023 for calculating our credit loss reserve. With the adoption of CECL, our allowance for credit losses totaled $4.5 million at quarter-end, which was an increase of $1.3 million, or 40.3%, from the previous year and $2.4 million, or 117%, from year-end. As of the end of the present quarter and with the enhanced loan loss reserve build-up under CECL (and, our Company’s improved credit quality metrics), our total allowance for credit losses to total loans was 0.96% and our total allowance for credit losses to nonperforming loans was 1,892%. Also, net loans charged off were a very low $4,330 or 0.02% of average loans. As of the end of the first quarter in 2023, our Company continues to be very well capitalized with equity to assets of 7.0% and total average shareholders’ equity of $63.3 million. As with most financial institutions in this extreme rising-rate environment in which we all operate at present, our Company continues to experience a loss in accumulated other comprehensive income (AOCI) due to the loss position within our securities portfolio. As of March 31, 2023, our Company’s AOCI loss totaled $7.7 million, which is a modest level that is 11.6% of total capital (prior to the AOCI loss adjustment). With the overall quality of our investment portfolio, our well capitalized position, and our total uninsured deposits totaling approximately 14% of total deposits as of the most recent quarter-end, we firmly believe that any issues, which could potentially create a risk to our capital and capital position, are very minimal.

Considering the exceedingly dynamic monetary policy environment in which we have operated for the past twelve months and the more recent issues which have begun to plague our industry, we are very happy to report on the very strong earnings performance that United Bancorp, Inc. (UBCP) achieved in the first quarter of 2023. Relating to the excessive tightening of our country’s monetary policy over the course of the past twelve months, we are extremely pleased that we have been able to expand the level of interest income that our Company generated while controlling overall interest expense levels; thereby, expanding the level of net interest income that we realized and our net interest margin. We achieved this while growing our level of assets and funding this expansion with growth in our overall deposits in a cost-effective manner. This is somewhat of a counter-trend to what occurred within our industry within the past year. With the aforementioned and recent developments that occurred within our industry late in the first quarter of this year, we transitioned into a more conservative operating position that greatly increased our overall liquidity and locked in a fair portion of our funding as a hedge against further interest rate increases. Although this will have a marginal impact on our returns and margins (such as our return on assets and our net interest margin) in the short-term, it is immediately accretive to our bottom-line earnings. Overall, our capital levels remain very strong and our Company is classified as being well-capitalized based on industry standards. We firmly believe that with our strong liquidity, above industry-average growth in core deposits and minimal levels of uninsured deposits that our risk to capital is very low, and, fundamentally, our Company’s financial position and future prospects are very solid.

Our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the first quarter of this year, we, once again paid both our regular cash dividend, which increased by $0.0025 to a level of $0.1625, and a special cash dividend of $0.15 for a total of $0.3125. This is a 3.3% increase over the total cash dividend paid in the first quarter of the previous year and produces a near-industry leading total dividend yield of 5.52%. This total dividend yield is based on our first quarter cash dividend on a forward basis, plus the special dividend (which combined total $0.80) and our quarter-end fair market value of $14.50. Even though our market value decreased during the most recent quarter (as did the fair market value of all financial institution stocks), our Company still had a market price to book value of 144%, which is extremely favorable relative to industry standards as of quarter-end.

Given that we continue to operate in a challenging economic and, now, a concerning industry-related environment, we are very pleased with our overall present performance and future prospects. Even with the present challenges with which our overall industry is confronted, we are very optimistic about the future growth and earnings prospects for United Bancorp, Inc. (UBCP). We firmly believe that with the challenges that our industry has experienced over the course of the past few years, our Company has evolved into a more fundamentally sound organization with a focus of growing to achieve greater efficiencies and scales, while controlling overall costs. We have invested in areas that will lead to our continued and future relevancy within our industry along with anticipated higher revenue generation while implementing cost control initiatives, where needed, by consolidating delivery channels in markets in which we had low banking center performance and considerable overlap. We still have a vision of growing UBCP to an asset threshold of $1.0 billion or greater in the near term in a prudent and profitable fashion. Excitingly, we have present plans on which we are currently working that we hope to announce with the next few months to take us in this direction! As previously stated, with the many challenges that we have faced over the course of the past couple of years and our response thereto… today, our Company is structurally stronger with a focus on the potential of the future. We will continue to build upon our solid foundation and have a longer-term vision. With a keen focus on continual process improvement, product development and delivery, we firmly believe the future for our Company is very bright.

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

See Note 1, “Summary of Significant Accounting Policies” for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans, investment securities, and off balance sheet exposures, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses on loans to be a critical accounting policy.

This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At March 31, 2023, gross loans were $463.7 million, compared to $460.9 million at December 31, 2022, an increase of $2.8 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $3.1 million increase in commercial and commercial real estate loans and a $626,000 decrease in real estate lending and a $337,000 increase in installment loans since December 31, 2022.

Commercial and commercial real estate loans comprised 78.5% of total loans at March 31, 2023, compared to 78.3% at December 31, 2022. Commercial and commercial real estate loans have increased $3.1 million, or less than 1.0% since December 31, 2022. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 1.4% of total loans at March 31, 2023 and 1.3% at December 31, 2022. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have increased $337,000, or 5.6%, since December 31, 2022. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential real estate loans were 20.1% of total loans at March 31, 2023 and 20.4% at December 31, 2022, representing a decrease of $626,000, less than 1% since December 31, 2022. At March 31, 2023, the Company did not hold any loans for sale.

The Company adopted ASU No. 2016-13 effective January 1, 2023. The impact of the adoption was and $2.4 million in the allowance for loan losses. The allowance for loan losses totaled $4.5 million at March 31, 2023, which represented 0.96% of total loans. The allowance for loan losses prior to adopting ASU 2016-13 December 31, 2021, or was $2.1 million or 0.45% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan (recoveries) charge-offs (exclusive of overdrafts net charge-offs of $19,000) for the three months ended March 31, 2023 were approximately ($4,000) . Net loans charged off (exclusive of overdrafts net charge-offs $31,000) was $29,000 for the three months ended March 31, 2022.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2023 increased approximately $16.4 million from December 31, 2022 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2023, total core deposits (interest and non interest bearing accounts and savings) decreased approximately $3.8 million, or 0.6% from December 31, 2022 totals. The Company’s savings accounts decreased $2.3 million or 1.6% from December 31, 2022 totals. The Company’s interest-bearing and non-interest bearing demand deposits decreased $16.6 million while certificates of deposit under $250,000 increased by $15.1 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2023, certificates of deposit greater than $250,000 decreased $7.3 million or 64.0%, from December 31, 2022 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $12.4 million from December 31, 2022 totals. At March 31, 2023, the Company has $75 million of fixed rate advances that mature over the next 3 to 5 years. Refer to footnote 10 for further information.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net Income

The reported diluted earnings per share was $0.33 for the quarter ended March 31, 2023 compared to $0.30 for the quarter ended March 31, 2022, an increase of 10%.

Net Interest Income

Net interest income increased $913,000 or 16.6% for the three months ended March 31, 2023 compared to the same period in 2022.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Credit Losses

The Company did not record a provision for credit losses during the three months ended March 31, 2023. The provision for credit losses was a credit to expense of $500,000 for the three months ended March 31, 2022. With the overall concerns with the COVID-19 pandemic decreasing in its local markets due to vaccine availability, decreased hospitalizations, and employment metrics gaining momentum, the Company released a portion of its reserve related to COVID-19 during the three months ended March 31, 2022.

Noninterest Income

Noninterest income of the Company increased $29,000 year-over-year. This increase was in part due to the increase in service charge income by $40,000.

Noninterest Expense

The Company saw its noninterest expense increased by $328,000 or 6.4% year-over-year. Overall, the general cost of inflation has driven us the Company’s noninterest expense.

Federal Income Taxes

The provision for federal income taxes was $113,000 for the three months ended March 31, 2023, a decrease of $23,000 compared to the same period in 2022. The effective tax rate was approximately 5.6% and 7.2% for the three months ended March 31, 2023 and 2022, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $59.0 million at March 31, 2023, compared to $59.7 million at December 31, 2022, a $732,000 decrease. Total stockholders’ equity in relation to total assets was 6.96% at March 31, 2023 and 7.75% at December 31, 2022. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.97%
Tier 1 capital ratio	12.97%
Total capital ratio	13.71%
Leverage ratio	10.01%

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

Inflation

Substantially all of the Company’s assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, certain collateral dependent loans and certain other real estate and loans that may be measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

Effective January 1, 2023, the Company adopted CECL. The Company’s designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Other than the adoption of CECL, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. For additional

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

information on the Company’s adoption of CECL, see Note No. 1 to the Company’s financial statements included in this Quarterly Report on Form 10-Q.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.      Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.     Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 1/1/2023 to 1/31/2023	––	––	––	––
Month #2 2/1/2023 to 2/28/2023	—	—	––	––
Month #3 3/1/2023 to 3/31/2023	––	––	––	––

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

ITEM 3.Defaults Upon Senior Securities

Not applicable.

ITEM 4.       Mine Safety Disclosures

Not applicable.

United Bancorp, Inc.

Part II – Other Information

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

/s/ United Bancorp, Inc.

Date: May 15, 2023	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 15, 2023	By:	/s/Randall M. Greenwood
Randall M. Greenwood
EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL AND RISK OFFICER