Form 10-Q
period 2023-06-30
UNITED BANCORP INC /OH/
filed 2023-08-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           June 30, 2023

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 9, 2023, 5,690,251 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$7,355	$8,279
Interest-bearing demand deposits	74,408	21,801
Cash and cash equivalents	81,763	30,080
Available-for-sale securities, amortized cost of $247,525 net of allowance for credit losses of $0 at June 30, 2023	236,053	217,624
Loans, net of allowance for credit losses of $4,281 and $2,052 at June 30, 2023 and December 31, 2022, respectively	458,590	458,823
Premises and equipment	12,161	12,144
Federal Home Loan Bank stock	3,979	2,499
Foreclosed assets held for sale, net	3,475	3,519
Core deposit other intangible asset	335	410
Goodwill	682	682
Accrued interest receivable	3,547	3,403
Deferred federal income tax	3,267	2,423
Bank-owned life insurance	19,215	19,000
Other assets	7,217	6,793
Total assets	$830,284	$757,400
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$361,385	$402,341
Savings	138,393	145,836
Time	143,838	101,736
Total deposits	643,616	649,913
Securities sold under repurchase agreements	23,690	18,106
Subordinated debentures	23,756	23,726
Advances Federal Home Loan Bank	75,000	—
Interest payable and other liabilities	5,813	5,918
Total liabilities	771,875	697,663

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,043,851 shares at June 30, 2023, and 6,043,851 shares at December 31, 2022; outstanding - 5,696,495 and 5,740,251 shares at June 30, 2023 and December 31, 2022, respectively	6,044	6,044
Additional paid-in capital	25,328	24,814
Retained earnings	41,223	41,945
Stock held by deferred compensation plan; 167,993 and 174,237 shares at June 30, 2023 and December 31, 2022	(1,903)	(1,902)
Accumulated other comprehensive loss	(9,722)	(9,336)
Treasury stock, at cost 179,363 and 129,363 shares at June 30, 2023 and December 31, 2022, respectively	(2,561)	(1,828)
Total stockholders’ equity	58,409	59,737
Total liabilities and stockholders’ equity	$830,284	$757,400

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$6,126	$4,914	$11,935	$9,705
Taxable securities	685	402	1,361	670
Non-taxable securities	1,501	1,035	2,857	1,926
Federal funds sold	936	66	1,262	94
Dividends on Federal Home Loan Bank stock and other	38	28	79	47
Total interest and dividend income	9,286	6,445	17,494	12,442
Interest expense
Deposits
Demand	532	106	952	179
Savings	34	3	68	7
Time	921	23	1,524	96
Borrowings	1,454	345	2,182	682
Total interest expense	2,941	477	4,726	964
Net interest income	6,345	5,968	12,768	11,478
Provision for (reversal of) credit loss expense - loans	(146)	(485)	(146)	(985)
Net interest income after credit for loan losses	6,491	6,453	12,914	12,463
Noninterest income
Service charges on deposit accounts	777	746	1,498	1,427
Realized gains on sales of loans	7	15	7	27
Other income	262	227	557	521
Total noninterest income	1,046	988	2,062	1,975
Noninterest expense
Salaries and employee benefits	2,470	2,384	5,334	5,389
Net occupancy and equipment expense	507	579	1,004	1,162
Professional services	343	360	729	623
Insurance	154	139	304	278
Deposit insurance premiums	85	50	171	99
Franchise and other taxes	138	137	278	272
Advertising	100	123	200	153
Stationery and office supplies	29	21	59	46
Amortization of core deposit premium	38	38	75	75
Other expenses	1,225	1,018	2,373	1,862
Total noninterest expense	5,089	4,849	10,527	9,959
Income before federal income taxes	2,448	2,592	4,449	4,479
Federal income taxes	168	295	281	431
Net income	$2,280	$2,297	$4,168	$4,048
EARNINGS PER COMMON SHARE
Basic	$0.40	$0.40	$0.73	$0.70
Diluted	$0.40	$0.40	$0.73	$0.70
DIVIDENDS PER COMMON SHARE	$0.1650	$0.1550	$0.4775	$0.4575

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$2,280	$2,297	$4,168	$4,048
Unrealized holding losses on securities during the period, net of tax (benefit) of ($530), ($1,868), ($101) and ($3,927) for each respective period	(1,992)	(7,026)	(386)	(14,774)
Comprehensive income (loss)	$288	$(4,729)	$3,782	$(10,726)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2023 and 2022

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance April 1, 2022	$6,054	$24,457	$(3,641)	$37,815	$(784)	$63,901
Net income	—	—	—	2,297	—	2,297
Other comprehensive loss	—	—	—	—	(7,026)	(7,026)
Cash dividends - $0.1550 per share	—	—	—	(943)	—	(943)
Deferred compensation plan activity	—	(23)	23	—	—	—
Expense/shares repurchase related to share-based compensation plans	(10)	94	—	—	—	84
Balance, June 30, 2022	$6,044	$24,528	$(3,618)	$39,169	$(7,810)	$58,313
Balance April 1, 2023	6,044	25,172	(4,376)	39,895	(7,730)	59,005
Net income	—	—	—	2,280	—	2,280
Other comprehensive loss	—	—	—	—	(1,992)	(1,992)
Cash dividends - $0.1650 per share	—	—	—	(952)	—	(952)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—
Deferred compensation plan activity	—	88	(88)	—	—	—
Expense/shares repurchase related to share-based compensation plans	—	68	—	—	—	68
Balance, June 30, 2023	$6,044	$25,328	$(4,464)	$41,223	$(9,722)	$58,409

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance January 1, 2022	$6,054	$23,635	$(2,799)	$37,847	$6,964	$71,701
Net income	—	—	—	4,048	—	4,048
Other comprehensive loss	—	—	—	—	(14,774)	(14,774)
Cash dividends - $0.4575 per share	—	—	—	(2,726)	—	(2,726)
Deferred compensation plan activity	—	51	(51)	—	—	—
Repurchase of common stock	—	—	(768)	—	—	(768)
Expense/shares repurchase related to share-based compensation plans	(10)	842	—	—	—	832
Balance, June 30, 2022	$6,044	$24,528	$(3,618)	$39,169	$(7,810)	$58,313
Balance January 1, 2023	6,044	24,814	(3,730)	41,945	(9,336)	59,737
Net income	—	—	—	4,168	—	4,168
Other comprehensive loss	—	—	—	—	(386)	(386)
Cash dividends - $0.4775 per share	—	—	—	(2,800)	—	(2,800)
Cumulative effect of adoption of ASU 2016-13	—	—	—	(2,090)	—	(2,090)
Deferred compensation plan activity	—	1	(1)	—	—	—
Repurchase of common stock	—	—	(733)	—	—	(733)
Expense/shares repurchase related to share-based compensation plans	—	513	—	—	—	513
Balance, June 30, 2023	$6,044	$25,328	$(4,464)	$41,223	$(9,722)	$58,409

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023 and 2022

(In thousands except per share data)

(Unaudited)

	Six months ended
	June 30,
	2023	2022
Operating Activities
Net income	$4,168	$4,048
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	267	255
Amortization of intangible asset	75	75
Depreciation and amortization	493	523
Expense related to share based compensation plans	513	832
Provision for (reversal of) credit loss expense	(146)	(985)
Increase in value of bank-owned life insurance	(215)	(84)
Gain on sale of loans	(7)	(27)
Proceeds from sale of loans held for sale	361	1,017
Originations of loans held for sale	(354)	(990)
Loss on sale or write down of foreclosed assets	44	24
Amortization of debt instrument costs	30	30
Net change in accrued interest receivable and other assets	(1,317)	(1,467)
Net change in accrued expenses and other liabilities	(282)	(882)

Net cash provided by operating activities	3,630	2,369

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	260	4,540
Purchases	(19,446)	(67,360)
Net change in loans	(1,525)	(13,012)
Purchase of FHLB stock	(3,149)	—
Redemption of Federal Home Loan Bank Stock	1,669	—
Purchases of premises and equipment	(526)	(360)
Proceeds from sale of foreclosed and fixed assets	16	162

Net cash used in investing activities	(22,701)	(76,030)

Financing Activities
Net change in deposits	$(6,297)	$2,172
Net change in securities sold under repurchase agreements	5,584	8,775
Peoceeds from Federal Home Loan Bank advances	75,000	—
Repurchase of common stock	(733)	(768)
Cash dividends paid on common stock	(2,800)	(2,726)
Net cash provided by financing activities	70,754	7,453

Increase (Decrease) in Cash and Cash Equivalents	51,683	(66,208)
Cash and Cash Equivalents, Beginning of Period	30,080	82,999

Cash and Cash Equivalents, End of Period	$81,763	$16,791

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$4,924	$990

Federal income taxes paid	$—	$300

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$—	$—

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2023, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2022 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and six months ended June 30,2023, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2022 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for credit losses and fair values of financial instruments are particularly subject to change.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.4 million at June 30, 2023 and is included within the line item accrued interest receivable on the balance sheet on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.2 million at June 30, 2023 and was reported in the line item accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial and industrial loans and residential and installment loans greater than $100,000 that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended June 30, 2023
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,280
Less allocated earnings on non-vested restricted stock	(16)
Less allocated dividends on non-vested restricted stock	(34)
Net income allocated to common stockholders	2,230
		5,496,049
Basic and diluted earnings per share			$0.40

	Three Months Ended June 30, 2022
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,297
Less allocated earnings on non-vested restricted stock	(40)
Less allocated dividends on non-vested restricted stock	(23)
Net income allocated to common stockholders	2,234
		5,484,701
Basic and diluted earnings per share			$0.40

	Six Months Ended June 30, 2023
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$4,168
Less allocated earnings on non-vested restricted stock	(115)
Less allocated dividends on non-vested restricted stock	(94)
Net income allocated to common stockholders	3,959
		5,490,620
Basic and diluted earnings per share			$0.73

	Six Months Ended June 30, 2022
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$4,048
Less allocated earnings on non-vested restricted stock	(121)
Less dividends on non-vested restricted stock	(107)
Net income allocated to common stockholders	3,820
		5,483,282
Basic and diluted earnings per share			$0.70

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

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

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross	Allowance
		Unrealized	Unrealized	for Credit
	Amortized Cost	Gains	Losses	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
June 30, 2023:
U.S. government agencies	$45,000	$—	$(1,350)	$—	$43,650
State and municipal obligations	171,452	669	(6,561)	—	165,560
Subordinated notesState and municipal obligations	31,073	—	(4,230)	—	26,843
Total debt securities	$247,525	$669	$(12,141)	$—	$236,053

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2022:
U.S. government agencies	$45,000	$—	$(968)	$44,032
State and municipal obligations	152,447	459	(7,408)	145,498
Subordinated obligations	31,160	—	(3,066)	28,094
Total debt securities	$228,607	$459	$(11,442)	$217,624

The amortized cost and fair value of available-for-sale securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under 1 year	$5,000	$4,890
One to five years	42,624	41,111
Five to ten years	31,376	27,325
Over ten years	168,525	162,727
Totals	$247,525	$236,053

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $71.0 million and $68.7 million at June 30, 2023 and December 31, 2022, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2023 was $159.8 million, which represented 68% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2022 was $166.1 million, which represented less than 76% of the Company’s available-for-sale.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$14,667	$(333)	$28,983	$(1,017)	$43,650	$(1,350)
State and municipal obligations	49,406	(356)	46,415	(6,205)	95,821	(6,561)
Subordinated notes	2,108	(392)	18,186	(3,838)	20,294	(4,230)
Total temporarily impaired securities	$66,181	$(1,081)	$93,584	$(11,060)	$159,765	$(12,141)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

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

The unrealized losses on the Company’s 125 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2023.

There were no sales of investment securities for the three and six months ended June 30, 2023 and 2022.

Note 3:      Loans and Allowance for Credit Losses

Categories of loans include:

	June 30,	December 31,
	2023	2022

	(In thousands)
Commercial and Industrial	$89,961	$90,548
Commercial real estate	274,291	270,312
Residential real estate	92,072	94,012
Consumer loans	6,547	6,003

Total gross loans	462,871	460,875

Less allowance for credit losses	(4,281)	(2,052)

Total loans	$458,590	$458,823

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

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

Allowance for Credit Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2023

		Commercial
	Commercial	Real Estate	Residential	Consumer	Total
Allowance for credit losses:

Balance, April 1, 2023	$990	$1,202	$2,156	$104	$4,452
Provision (credit) for credit loss exposure	(93)	(123)	(64)	134	(146)
Losses charged off	—	—	—	(33)	(33)
Recoveries	5	—	—	3	8
Balance, June 30, 2023	$902	$1,079	$2,092	$208	$4,281
Balance, January 1, 2023	$215	$815	$816	$206	$2,052
Impact of adopting ASC 326	755	388	1,379	(103)	2,419
Provision (credit) for credit loss exposure	(78)	(124)	(103)	159	(146)
Losses charged off	—	—	—	(62)	(62)
Recoveries	10	—	—	8	18
Balance, June 30, 2023	$902	$1,079	$2,092	$208	$4,281

Allocation:

Ending balance: individually evaluated for credit losses	$99	$—	$—	$—	$99
Ending balance: collectively evaluated for credit losses	$803	$1,079	$2,092	$208	$4,182
Loans:
Ending balance: individually evaluated for credit losses	$99	$—	$—	$—	$99
Ending balance: collectively evaluated for credit losses	$89,861	$274,291	$92,072	$6,547	$462,871

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2022

		Commercial
	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses:

Balance, April 1, 2022	$648	$1,289	$959	$278	$3,174
Provision (credit) charged to expense	(151)	(70)	(145)	(119)	(485)
Losses charged off	—	—	—	(39)	(39)
Recoveries	—	—	—	3	3
Balance, June 30, 2022	$497	$1,219	$814	$123	$2,653
Balance, January 1, 2022	$1,046	$1,235	$1,121	$271	$3,673
Provision (credit) charged to expense	(571)	(16)	(307)	(91)	(985)
Losses charged off	—	—	—	(74)	(74)
Recoveries	22	—	—	17	39
Balance, June 30, 2022	$497	$1,219	$814	$123	$2,653

Allocation:

Ending balance: individually evaluated for impairment	$—	$415	$—	$—	$415
Ending balance: collectively evaluated for impairment	$497	$804	$814	$123	$2,238
Loans:
Ending balance: individually evaluated for impairment	$—	$3,803	$—	$—	$3,803
Ending balance: collectively evaluated for impairment	$90,891	$270,825	$95,591	$6,279	$463,586

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2022

		Commercial
	Commercial	Real Estate	Residential	Consumer	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$––	$––	$—
Ending balance: collectively evaluated for impairment	$215	$815	$816	$206	$2,052

Loans:
Ending balance: individually evaluated for impairment	$—	$57	$—	$—	$57
Ending balance: collectively evaluated for impairment	$90,548	$270,255	$94,012	$6,003	$460,875

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of June 30, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	$10,469	$17,617	$15,589	$16,075	$7,235	$6,790	$15,935	$—	$89,710
Special Mention	—	26	—	—	—	126	—	—	152
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,469	$17,643	$15,589	$16,075	$7,235	$6,916	$16,034	$—	$89,961

Commercial and industrial
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk Rating
Pass	$5,005	$32,710	$49,603	$25,633	$27,749	$63,721	$65,536	$—	$269,957
Special Mention	—	—	—	2,083	—	1,940	245	—	4,268
Substandard	—	—	—	—	—	66	—	—	66
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,005	$32,710	$49,603	$27,716	$27,749	$65,727	$65,781	$—	$274,291

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$5,723	$19,036	$16,863	$20,349	$6,080	$23,828	$—	$—	$91,879
Nonperforming	—	—	—	—	24	169	—	—	193
Total	$5,723	$19,036	$16,863	$20,349	$6,104	$23,997	$—	$—	$92,072

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$1,529	$1,715	$852	$551	$403	$1,125	$372	$—	$6,547
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$1,529	$1,715	$852	$551	$403	$1,125	$372	$—	$6,547

Consumer
Current period gross charge-offs	$62	$—	$—	$—	$—	$—	$—	$—	$62

Total
Payment Performance
Performing	$7,252	$20,751	$17,715	$20,900	$6,483	$24,953	$372	$—	$98,426
Nonperforming	—	—	—	—	24	169	—	—	193
Total	$7,252	$20,751	$17,715	$20,900	$6,507	$25,122	$372	$—	$98,619

	December 31, 2022
		Commercial
Loan Class	Commercial	Real Estate	Residential	Consumer	Total

	(In thousands)
Pass Grade	$90,548	$262,472	$94,012	$6,003	$453,035
Special Mention	—	4,066	—	—	4,066
Substandard	—	3,774	—	—	3,774
Doubtful	—	—	—	—	—

	$90,548	$270,312	$94,012	$6,003	$460,875

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

Loan Portfolio Aging Analysis

As of June 30, 2023

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$50	$—	$—	$99	$149	$89,812	$89,961
Commercial real estate	—	—	—	51	51	274,240	274,291
Residential	154	79	—	248	481	91,591	92,072
Consumer	4	—	—	—	4	6,543	6,547
Total	$208	$79	$—	$398	$685	$462,186	$462,871

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Loan Portfolio Aging Analysis

As of December 31, 2022

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$126	$—	$—	$—	$126	$90,422	$90,548
Commercial real estate	158	—	—	9	167	270,145	270,312
Residential	102	24	—	173	299	93,713	94,012
Consumer	15	—	—	—	15	5,988	6,003
Total	$401	$24	$—	$182	$607	$460,268	$460,875

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2023:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial	$—	$99	$99	$—	$99
Commercial real estate	51	—	51	—	51
Residential	248	—	248	—	248
Consumer	—	—	—	—	—
Total	$299	$99	$398	$—	$398

The Company did recognized approximately $6,000 interest income on nonaccrual loans during the the period ended June 30, 2023.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Impaired Loans

				For the three months ended		For the six months ended
	As of June 30, 2022			June 30, 2022		June 30, 2022
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Specific	Investment in	Income	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

(In thousands)
Loans without a specific valuation allowance:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	2,840	2,840	—	2,844	—	2,841	20
Residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
	2,840	2,840	—	2,844	—	2,841	20
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	963	963	415	983	—	983	—
Residential	—	—	—	—	—	—	––
Consumer	––	––	––	––	––	—	—
	963	963	415	983	—	983	—
Total:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	$3,803	$3,803	$415	$3,827	$—	$3,824	$20
Residential	$—	$—	$—	$—	$—	$—	$—
Consumer	$—	$—	$—	$—	$—	$—	$—

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

(In thousands)

Six Months Ended June 30, 2022
	Interest			Total
	Only	Term	Combination	Modification

(In thousands)
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—

During the six months ended June 30, 2022 there were no material defaults of any modified loans or troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Service cost	$76	$130	$152	$260
Interest cost	78	68	156	136
Expected return on assets	(133)	(144)	(266)	(288)
Amortization (accretion) of prior service cost and net loss	(10)	24	(20)	48

Pension expense	$11	$78	$(22)	$156

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2023	2022

	(In thousands)
Commercial loans unused lines of credit	$94,089	$79,718
Commitment to originate loans	91,612	77,889
Consumer open end lines of credit	38,312	37,600
Standby lines of credit	261	136

The Company adopted the provisions of ASC 326 and recognized an initial implementation amount of $224,000. During the six months ended June 30, 2023, there was no change in the provision for credit expense for off balance sheet exposure.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2023	2022

	(In thousands)
Net unrealized loss on securities available-for-sale	$(11,472)	$(10,984)
Net unrealized loss for unfunded status of defined benefit plan liability	(835)	(835)
	(12,307)	(11,819)
Less: Tax effect	2,585	2,483
Net-of-tax amount	$(9,722)	$(9,336)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2023
U.S. government agencies	$43,650	$—	$43,650	$—
Subordinated Notes	26,843	—	26,843	—
State and municipal obligations	165,560	—	165,560	—

December 31, 2022
U.S. government agencies	$44,032	$—	$44,032	$—
Subordinated Notes	28,094	—	28,094	—
State and municipal obligations	145,498	—	145,498	—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2023
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	3,475	—	—	3,475

December 31, 2022
Collateral dependent loans	$9	$—	$—	$9
Foreclosed assets held for sale	3,519	—	—	3,519

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	6/30/23	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	3,475	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/22	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$9	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	3,519	Market comparable properties	Marketability discount	10% – 35%

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2023:

Financial assets
Cash and cash equivalents	$81,763	$81,763	$—	$—
Loans, net of allowance	458,590	—	—	436,337
Federal Home Loan Bank stock	3,979	—	3,979	—
Accrued interest receivable	3,547	—	3,547	—

Financial liabilities
Deposits	643,616	—	642,184	—
Securities sold under agreements to repurchase	23,690	—	23,690	—
Subordinated debentures	23,756	—	21,805	—
Advance Federal Home Loan Bank	75,000	—	74,072	—
Interest payable	502	—	502	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2022:

Financial assets
Cash and cash equivalents	$30,080	$30,080	$—	$—
Loans, net of allowance	458,823	—	—	440,704
Federal Home Loan Bank stock	2,499	—	2,499	—
Accrued interest receivable	3,403	—	3,403	—

Financial liabilities
Deposits	649,913	$—	$646,455	$—
Securities sold under agreements to repurchase	18,106	—	18,106	—
Subordinated debentures	23,726	—	24,080	—
Interest payable	304	—	304	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

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

Securities sold under agreements to repurchase, Federal Home Loan Bank Advances and Subordinated Debentures

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2023 and December 31, 2022.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
June 30, 2023	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$23,690	$—	$—	$—	$23,690
Total	$23,690	$—	$—	$—	$23,690

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

	Overnight and			Greater than
December 31, 2022	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$18,106	$—	$—	$—	$18,106
Total	$18,106	$—	$—	$—	$18,106

These borrowings were collateralized with state and municipal obligations with a carrying value of $39.1 million at June 30, 2023 and $38.8 million at December 31, 2022. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Six Months Ended June 30, 2023			Year Ended December 31, 2022
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	706	335	1,041	631	410

The estimated aggregate future amortization expense remaining as of June 30, 2022 is as follows (in thousands):

2023	$77
2024	150
2025	108

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of June 30, 2023 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:           Advances from the Federal Home Loan Bank

At June 30, 2023, advance from the Federal Home Loan Bank were $75 million. The Company did not have any advances from the Federal Home Loan Bank at December 31, 2022.

At June 30, 2023, required annual payments on Federal Home Loan Bank advances were for year ending December 31, 2026 $20 million (4.39% fixed rate), December 31, 2027 $35 million (4.24% fixed rate) and December 31, 2028 $20 million (4.11% fixed rate).

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the consolidated financial condition of the Company as of June 30, 2023, as compared to December 31, 2022, and the results of consolidated operations for the three and six months ended June 30, 2023, compared to the same period in 2022. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

The Company reported diluted earnings per share of $0.40 and net income of $2,280,000 for the three months ended June 30, 2023. For the first six months of the current year, UBCP reported diluted earnings per share of $0.73, an increase of 4.3%, and net income of $4,168,000, an increase of 3.0%, over the previous year.

We are pleased to report on the earnings performance of United Bancorp, Inc. (UBCP) for the second quarter ended June 30, 2023 and the first six months of 2023.  For the quarter, our Company achieved solid net income and diluted earnings per share results of $2,280,000 and $0.40, which were in-line with our Company’s earnings results achieved during the second quarter of last year.  For the six months ended June 30, 2023, our Company produced net income of $4,168,000 and diluted earnings per share of $0.73, which were both respective increases of $120,000, or 3.0%, and $0.03, or 4.3%, over the results achieved for the first six months of the prior year.  As we have previously reported, UBCP has been able to capitalize on the extreme tightening of monetary policy undertaken by the Federal Open Market Committee of the Federal Reserve (FOMC) over the course of the past fifteen months, which has caused interest rates to rise rapidly during this timeframe from a range of 25 to 50 basis points in March 2022 to a range of 5.00% to 5.25% as of June 2023.  Our Company was properly positioned to take advantage of this dramatic increase in interest rates over the course of the past fifteen months and, accordingly, we experienced an improvement in the level of net interest income that we generated of $1,289,000, an increase of 11.23%, for the first six months of the current year relative to the previous year and a net interest margin of 3.58% as of June 30, 2023.  We are pleased to see that our net interest income continues to increase; although, we did experience marginal compression of our net interest margin on a linked-quarter basis by 17 basis points.  Year-over-year, the level of net interest income that we realized was positively impacted by a slight increase in average loans of $1.1 million and the significant increases in both average securities and average cash and due from the Federal Reserve Bank of $84.0 million, or 52.7%, and $55.3 million, or 628.5%, respectively.  This year-over-year increase in earning assets was funded by growth achieved in our total deposits of $36.3 million and advances from the Federal Home Loan Bank of $75 million… the latter of which we previously disclosed in our first quarter earnings release as a defensive play to both generate liquidity in response to the industry challenges that arose in mid-March and to provide a hedge against the potential of a substantial rise in interest rates in our current operating environment.  Although the advance at the Federal Home Loan Bank taken last quarter did have a dilutive impact on both our net interest margin and return on assets in the most recently ended quarter, it did have a positive impact on our bottom-line net income, since we were able to park those funds in overnight investments at a positive spread.

Adding additional leverage to our balance sheet while controlling our funding costs and enhancing the returns on our earning assets has allowed our Company to see improvement in our net interest margin and overall earnings on a year-over-year basis.  Of note relating to our earnings improvement achieved in both the second quarter and the first six months of 2023 relative to our previous year’s results, our Company did not have a negative provision for credit losses in the first quarter and only a very minimal negative provision in the second quarter, which was driven by our newly adopted Current Expected Credit Loss (CECL) loan loss reserve methodology.  For the current year, the negative provision in the second quarter was $339,000 less than the negative provision during the same period the previous year.  Also, for the first six months ended June 30, 2023, the negative provision (or, credit) attributed to releases from our Company’s loan loss reserve was $839,000 lower than the first six months of 2022.  Last year, this added approximately $268,000, or $0.05, respectively to net income and diluted earnings per share in the second quarter and, for the first six months ended June 30, 2023, added approximately $663,000 and $0.12, respectively, to our net income and diluted earnings per share results.  We are exceedingly happy that we were able to overcome this fairly large earnings hurdle in the current year on an operating basis; especially, in this exceedingly challenging environment in which we are operating.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Even with the economic headwinds with which our country continues to be confronted and the significant increases in interest rates that may have affected some of our borrowers with rate resets to higher interest rate levels on their loans, we have successfully maintained credit-related strength and stability within our loan portfolio as of the most recently ended quarter.  As of June 30, 2023, our Company’s total nonaccrual loans and loans past due 30 plus days were $685,000, or 0.15% of gross loans, a decrease of $3.7 million, or 85%, year-over-year.  Non-accrual loans and OREO to total assets was 0.47%, a decrease of twelve basis points over the previous year, and net charge-offs to average loans totaled 0.02% annualized as of June 30, 2023.  Interestingly, our Company had net charge offs of $44,000 year-to-date, which included a net recovery of $10,000 in loans and a net charge off in overdrafts of $54,000.  As of the most recently ended quarter and with the enhanced loan loss reserve build-up under CECL in the current year (and, our Company’s improved credit quality metrics), our total allowance for credit losses to total loans was 0.92% and our total allowance for credit losses to nonperforming loans was 1,076%.  As of June 30, 2023, our Company continues to be very well capitalized with equity to assets of 7.0% and total average shareholders’ equity of $58.6 million.  As with most financial institutions in this extreme, rising-rate environment in which we are all presently operating, our Company continues to experience a loss in accumulated other comprehensive income (AOCI) due to the loss position within our securities portfolio.  As of June 30, 2023, our Company’s AOCI loss totaled $9.7 million, which is a modest level that is 14.3% of total capital (prior to the AOCI loss adjustment).  With the overall quality of our investment portfolio, our well capitalized position, and our low level of uninsured deposits (which are approximately 16.5% of total deposits as of the most recent quarter-end), we firmly believe that any issues, which could potentially create a risk to our capital and capital position, are very minimal.

Considering the exceedingly dynamic monetary policy environment in which we have operated for the past fifteen months and the more recent issues which have impacted our industry since mid-March, we are very happy to report on the very strong earnings performance that United Bancorp, Inc. (UBCP) achieved in the first six months of 2023.  Relating to the excessive tightening of our country’s monetary policy over the course of the past year plus, we are extremely pleased that we have been able to grow the level of interest income that our Company generated while controlling overall interest expense levels; thereby, expanding the level of net interest income that we realized and our net interest margin.  We achieved this while growing our level of assets and funding some of this expansion with growth in our overall deposits in a cost-effective manner.  This is somewhat of a counter-trend to what occurred within our industry over this timeframe.  With the aforementioned developments that occurred within our industry late in the first quarter of this year, we transitioned into a more conservative operating position that greatly increased our overall liquidity and locked in a fair portion of our funding as a hedge against further interest rate increases.  Although this will have a marginal impact on our returns and margins (such as our return on assets and our net interest margin) in the short-term, it is immediately accretive to our bottom-line earnings.  Overall, our capital levels remain very strong and our Company is classified as being well-capitalized based on industry standards.  We firmly believe that with our strong liquidity, above industry-average growth in core deposits and minimal levels of uninsured deposits that our risk to capital is very low, and, fundamentally, our Company’s financial position and future prospects are very solid.

Our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend.  In the second quarter, we paid a regular cash dividend of $0.165, which was an increase of $0.01, or 6.5%, over that paid in the second quarter of the previous year.  On a year-to-date basis, our total cash dividend payout was $0.4775, which included a special cash dividend of $0.15 paid in the first quarter.  This is a 4.4% increase over the total cash dividend paid during the first six months of the previous year and produces a near-industry leading total dividend yield of 6.8%.  This total dividend yield is based on our second quarter cash dividend on a forward basis, plus the special dividend paid in the first quarter (which combined total $0.81) and our quarter-end fair market value of $11.97.  Even though our fair market value decreased during the most recent quarter (as did the fair market value of many financial institution stocks), our Company still had a market price to book value of 120%, which compares favorably to industry standards as of quarter-end.

Considering that we continue to operate in a challenging economic and concerning industry-related environment, we are very pleased with our overall present performance and future prospects.  Even with the present threats with which our overall industry is exposed, we are very optimistic about the future growth and earnings prospects for United Bancorp, Inc. (UBCP).  We firmly believe that with the challenges that our industry has experienced over the course of the past few years, our Company has evolved into a more fundamentally sound organization with a focus of growing to achieve greater efficiencies and scales, while controlling overall costs.  We have invested in areas that will lead to our continued and future relevancy within our industry along with anticipated higher revenue generation while implementing cost control initiatives, where needed, by consolidating delivery channels in markets in which we had low banking center performance and considerable overlap. We still have a vision of growing UBCP to an asset threshold of $1.0 billion or greater in the near term in a prudent and profitable fashion.  In addition, we will continue to build upon our solid foundation and maintain a longer-term vision. With a keen focus on continual process improvement, product development and delivery, we firmly believe the future for our Company is very bright.

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

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At June 30, 2023, gross loans were $462.9 million, compared to $460.9 million at December 31, 2022, an increase of $2.0 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $3.4 million increase in commercial and commercial real estate loans and a $2.0 million decrease in real estate lending and a $544,000 increase in installment loans since December 31, 2022.

Commercial and commercial real estate loans comprised 78.7% of total loans at June 30, 2023, compared to 78.3% at December 31, 2022. Commercial and commercial real estate loans have increased $3.4 million, or less than 1.0% since December 31, 2022. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 1.4% of total loans at March 31, 2023 and 1.3% at December 31, 2022. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have increased $544,000, or 9.1%, since December 31, 2022. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential real estate loans were 19.9% of total loans at June 30, 2023 and 20.4% at December 31, 2022, representing a decrease of $2.0 million or 2.1% since December 31, 2022. At June 30, 2023, the Company did not hold any loans for sale.

The Company adopted ASU No. 2016-13 effective January 1, 2023. The impact of the adoption was and $2.4 million in the allowance for credit losses. The allowance for credit losses totaled $4.5 million at March 31, 2023, which represented 0.96% of total loans. The allowance for loan losses prior to adopting ASU 2016-13 December 31, 2021, or was $2.1 million or 0.45% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan (recoveries) charge-offs (exclusive of overdrafts net charge-offs of $54,000) for the six months ended June 30, 2023 were approximately ($10,000) . Net loans charged off (exclusive of overdrafts net charge-offs $54,000) was $19,000 for the six months ended June 30, 2022.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2023 increased approximately $18.4 million from December 31, 2022 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, and certificates of deposits. For the period ended June 30, 2023, total deposits decreased approximately $6.3 million, or 1.0% from December 31, 2022 totals. The Company has experienced a shift of deposits from interest bearing and savings to certificate of deposits during the six months ended June 30, 2023.

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

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $5.6 million from December 31, 2022 totals. At June 30, 2023, the Company has $75 million of fixed rate advances that mature over the next 3 to 5 years. Refer to footnote 10 for further information.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Net Income

For the six months ended June 30, 2023 the Company reported net earnings of $4,168,000, compared to $4,048,000 for the six months ended June 30, 2022. On a per share basis, the Company’s diluted earnings were $0.73 for the six months ended June 30, 2023 and $0.70 for the six months ended June 30, 2022, an increase of 4.3%.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before the provision for credit losses increased 11.2%, or $1.3 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase is mainly attributable to an increase in available-for-sale securities and the repricing of loans in an updward rate environment.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for (Reversal of ) Credit Loss Expense - Loans

Net loans recovered for the six month ended June 30, 2023, excluding overdrafts, was $10,000. Giving strong consideration to our overall solid credit related metrics our Company had a reversal of credit loss expense of $146,000 during the six months ended June 30, 2023. The overall improvement in the economy post COVID also contributed to the reversal of credit loss expense.

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

Noninterest income for the six months ended June 30, 2023 as compared to the same period in 2022 increased $87,000 or 4.4%. The main component of the increase is increased service charges on deposit accounts for the six months ended June 30, 2023.

Noninterest Expense

The Company saw its noninterest expense increase by $568,000 or 5.7% year-over-year. A general increase due to inflation contributed to most of the increase in noninterest expense.

Federal Income Taxes

The provision for federal income taxes was $281,000 for the six months ended June 30, 2023, a decrease of $150,000 compared to the same period in 2022. The effective tax rate was 6.3% and 9.6% for the six months ended June 30, 2023 and 2022, respectively.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Net Income

For the three months ended June 30, 2023 the Company reported net earnings of $2,280,000, compared to $2,297,000 for the three months ended June 30, 2022. On a per share basis, the Company’s diluted earnings were $0.40 for the three months ended June 30, 2023 and $0.40 for 2022.

Net Interest Income

Net interest income increased 6.32%, or $377,000, for the three months ended June 30, 2023 compared to the same period in 2022. This increase was mainly driven by income on securities and fed funds sold of $1,628,000, for the three months ended June 30, 2023 over the same period in 2022.

Provision for (Reversal of ) Credit Loss Expense - Loans

Giving strong consideration to our overall solid credit related metrics and the improving economy, our Company had a reversal of credit loss expense of $146,000 during the three months ended June 30, 2023. During the six months ended June 30, 2022, the also had a reversal of credit loss expense of $485,000.

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

Noninterest income for the three months ended June 30, 2023 as compared to the same period in 2022 increased $58,000 or 5.9%. The main component of the increase is increased service charges on deposit accounts for the three months ended June 30, 2023.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

The Company saw its noninterest expense increase by $240,000 or 4.9% year-over-year.

Federal Income Taxes

The provision for federal income taxes was $168,000 for the three months ended June 30, 2023, a decrease of $127,000 compared to the same period in 2022.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $58.4 million at June 30, 2023, compared to $59.7 million at December 31, 2022, a $1.3 million decrease. The Company adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Company adopted ASU 2016-12 and recorded a cumulative effect decrease to retained earnings of $2,088,000, net of tax, of which $1,911,000 related to loans, $177,000 related to unfunded commitments.

Total stockholders’ equity in relation to total assets was 7.03% at June 30, 2023 and 7.89% at December 31, 2022. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.65%
Tier 1 capital ratio	13.65%
Total capital ratio	14.40%
Leverage ratio	9.39%

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

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.      Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.     Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 4/1/2023 to 4/30/2023	––	––	––	––
Month #2 5/1/2023 to 5/31/2023	4,568	12.36	––	––
Month #3 6/1/2023 to 6/30/2023	––	––	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. On May 22, 2023, the Company purchased 4,568 shares to fund deferred compensation plan acquisitions at a weighted average price per share of $12.36.

ITEM 3.       Defaults Upon Senior Securities

Not applicable.

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.

Not applicable

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

/s/ United Bancorp, Inc.

Date: August 14, 2023	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 14, 2023	By:	/s/Randall M. Greenwood
Randall M. Greenwood
EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL AND RISK OFFICER