Form 10-Q
period 2023-09-30
UNITED BANCORP INC /OH/
filed 2023-11-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2023

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 9, 2023, 5,716,495 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$7,952	$8,279
Interest-bearing demand deposits	62,940	21,801
Cash and cash equivalents	70,892	30,080
Available-for-sale securities, amortized cost of $245,389 net of allowance for credit losses of $0 at September 30, 2023	224,679	217,624
Loans, net of allowance for credit losses of $4,112 and $2,052 at September 30, 2023 and December 31, 2022, respectively	462,730	458,823
Premises and equipment	12,336	12,144
Federal Home Loan Bank stock	3,979	2,499
Foreclosed assets held for sale, net	3,480	3,519
Core deposit other intangible asset	297	410
Goodwill	682	682
Accrued interest receivable	3,724	3,403
Deferred federal income tax	5,094	2,423
Bank-owned life insurance	19,320	19,000
Other assets	7,068	6,793
Total assets	$814,281	$757,400
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$354,300	$402,341
Savings	134,423	145,836
Time	139,289	101,736
Total deposits	628,012	649,913
Securities sold under repurchase agreements	28,584	18,106
Subordinated debentures	23,771	23,726
Advances Federal Home Loan Bank	75,000	—
Interest payable and other liabilities	6,324	5,918
Total liabilities	761,691	697,663

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,063,851 shares at September 30, 2023, and 6,043,851 shares at December 31, 2022; outstanding - 5,716,495 and 5,740,251 shares at September 30, 2023 and December 31, 2022, respectively	6,064	6,044
Additional paid-in capital	25,481	24,814
Retained earnings	42,629	41,945
Stock held by deferred compensation plan; 167,993 and 174,237 shares at September 30, 2023 and December 31, 2022	(2,003)	(1,902)
Accumulated other comprehensive loss	(17,020)	(9,336)
Treasury stock, at cost 179,363 and 129,363 shares- at September 30, 2023 and December 31, 2022, respectively	(2,561)	(1,828)
Total stockholders’ equity	52,590	59,737
Total liabilities and stockholders’ equity	$814,281	$757,400

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$6,454	$5,378	$18,389	$15,083
Taxable securities	707	558	2,068	1,228
Non-taxable securities	1,500	1,162	4,357	3,088
Federal funds sold	909	152	2,171	246
Dividends on Federal Home Loan Bank stock and other	81	47	160	94
Total interest and dividend income	9,651	7,297	27,145	19,739
Interest expense
Deposits
Demand	493	261	1,445	440
Savings	33	35	101	42
Time	1,071	194	2,595	290
Borrowings	1,488	438	3,670	1,120
Total interest expense	3,085	928	7,811	1,892
Net interest income	6,566	6,369	19,334	17,847
Provision for (reversal of) credit loss expense - loans	(154)	15	(300)	(970)
Net interest income after provision for (reversal of) credit loss expense	6,720	6,354	19,634	18,817
Noninterest income
Service charges on deposit accounts	704	754	2,202	2,181
Realized gains on sales of loans	1	6	8	33
Other income	258	283	815	804
Total noninterest income	963	1,043	3,025	3,018
Noninterest expense
Salaries and employee benefits	2,480	2,399	7,814	7,788
Net occupancy and equipment expense	546	569	1,550	1,731
Professional services	371	358	1,100	981
Insurance	144	144	448	422
Deposit insurance premiums	96	50	267	149
Franchise and other taxes	139	136	417	408
Advertising	100	124	300	277
Stationery and office supplies	33	32	92	78
Amortization of core deposit premium	38	38	113	113
Other expenses	1,286	1,029	3,659	2,891
Total noninterest expense	5,233	4,879	15,760	14,838
Income before federal income taxes	2,450	2,518	6,899	6,997
Federal income taxes	58	215	339	646
Net income	$2,392	$2,303	$6,560	$6,351
EARNINGS PER COMMON SHARE
Basic	$0.42	$0.40	$1.15	$1.10
Diluted	$0.42	$0.40	$1.15	$1.10
DIVIDENDS PER COMMON SHARE	$0.1675	$0.1575	$0.6450	$0.6150

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,392	$2,303	$6,560	$6,351
Unrealized holding losses on securities during the period, net of tax (benefit) of ($1,940), ($1,773), ($2,043) and ($5,704) for each respective period	(7,298)	(6,670)	(7,684)	(21,444)
Comprehensive income (loss)	$(4,906)	$(4,367)	$(1,124)	$(15,093)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2023 and 2022

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance July 1, 2022	$6,044	$24,528	$(3,618)	$39,169	$(7,810)	$58,313
Net income	—	—	—	2,303	—	2,303
Other comprehensive loss	—	—	—	—	(6,670)	(6,670)
Cash dividends - $0.1575 per share	—	—	—	(887)	—	(887)
Deferred compensation plan activity	—	108	(108)	—	—	—
Expense/shares repurchase related to share-based compensation plans	—	87	—	—	—	87
Balance, September 30, 2022	$6,044	$24,723	$(3,726)	$40,585	$(14,480)	$53,146
Balance July 1, 2023	6,044	25,328	(4,464)	41,223	(9,722)	58,409
Net income	—	—	—	2,392	—	2,392
Other comprehensive loss	—	—	—	—	(7,298)	(7,298)
Cash dividends - $0.1675 per share	—	—	—	(986)	—	(986)
Deferred compensation plan activity	—	100	(100)	—	—	—
Expense/shares repurchase related to share-based compensation plans	20	53	—	—	—	73
Balance, September 30, 2023	$6,064	$25,481	$(4,564)	$42,629	$(17,020)	$52,590

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance January 1, 2022	$6,054	$23,635	$(2,799)	$37,847	$6,964	$71,701
Net income	—	—	—	6,351	—	6,351
Other comprehensive loss	—	—	—	—	(21,444)	(21,444)
Cash dividends - $0.6150 per share	—	—	—	(3,613)	—	(3,613)
Deferred compensation plan activity	—	159	(927)	—	—	(768)
Repurchase of common stock	—	919	—	—	—	919
Expense/shares repurchase related to share-based compensation plans	(10)	10	—	—	—	—
Balance, September 30, 2022	$6,044	$24,723	$(3,726)	$40,585	$(14,480)	$53,146
Balance January 1, 2023	6,044	24,814	(3,730)	41,945	(9,336)	59,737
Net income	—	—	—	6,560	—	6,560
Other comprehensive loss	—	—	—	—	(7,684)	(7,684)
Cash dividends - $0.645 per share	—	—	—	(3,788)	—	(3,788)
Cumulative effect of adoption of ASU 2016-13	—	—	—	(2,088)	—	(2,088)
Deferred compensation plan activity	—	101	(101)	—	—	—
Repurchase of common stock	—	—	(733)	—	—	(733)
Expense/shares repurchase related to share-based compensation plans	20	566	—	—	—	586
Balance, September 30, 2023	$6,064	$25,481	$(4,564)	$42,629	$(17,020)	$52,590

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022

(In thousands except per share data)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Operating Activities
Net income	$6,560	$6,351
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	271	389
Amortization of intangible asset	113	113
Depreciation and amortization	744	768
Expense related to share based compensation plans	586	919
Provision for (reversal of) credit loss expense	(300)	(970)
Increase in value of bank-owned life insurance	(320)	(90)
Gain on sale of loans	(8)	(33)
Proceeds from sale of loans held for sale	396	1,819
Originations of loans held for sale	(404)	(1,786)
Loss on sale or write down of foreclosed assets	62	23
Amortization of debt instrument costs	46	46
Net change in accrued interest receivable and other assets	(1,227)	(2,014)
Net change in accrued expenses and other liabilities	229	(173)

Net cash provided by operating activities	6,748	5,362

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	2,275	5,570
Purchases	(19,329)	(98,634)
Net change in loans	(5,524)	(14,043)
Purchase of FHLB stock	(3,149)	—
Redemption of Federal Home Loan Bank Stock	1,669	1,205
Purchases of premises and equipment	(952)	(425)
Proceeds from sale of foreclosed and fixed assets	16	267

Net cash used in investing activities	(24,994)	(106,060)

Financing Activities
Net change in deposits	(21,901)	44,965
Net change in securities sold under repurchase agreements	10,478	12,412
Peoceeds from Federal Home Loan Bank advances	75,000	—
Repurchase of common stock	(733)	(768)
Cash dividends paid on common stock	(3,786)	(3,613)
Net cash provided by financing activities	59,058	52,996

Increase (Decrease) in Cash and Cash Equivalents	40,812	(47,702)
Cash and Cash Equivalents, Beginning of Period	30,080	82,999

Cash and Cash Equivalents, End of Period	$70,892	$35,297

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$7,604	$2,257

Federal income taxes paid	$—	$300

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$13	$—

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2023, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2022 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30,2023, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2022 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available-for-sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Company utilizes independent firms to evaluate the Company’s State and Municipal Obligations and Subordinated Notes to measure any expected credit losses. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.5 million at September 30, 2023 and is included within the line item accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.2 million at September 30, 2023 and was reported in the line item accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial and industrial and commercial real estate loans, as well as residential and installment loans greater than $100,000 that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended September 30, 2023
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,392
Less allocated earnings on non-vested restricted stock	(54)
Less allocated dividends on non-vested restricted stock	(38)
Net income allocated to common stockholders	2,300
		5,488,995
Basic and diluted earnings per share			$0.42

	Three Months Ended September 30, 2022
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,303
Less allocated earnings on non-vested restricted stock	(61)
Less allocated dividends on non-vested restricted stock	(40)
Net income allocated to common stockholders	2,202
		5,488,121
Basic and diluted earnings per share			$0.40

	Nine Months Ended September 30, 2023
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$6,560
Less allocated earnings on non-vested restricted stock	(111)
Less allocated dividends on non-vested restricted stock	(153)
Net income allocated to common stockholders	6,296
		5,490,072
Basic and diluted earnings per share			$1.15

	Nine Months Ended September 30, 2022
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$6,351
Less allocated earnings on non-vested restricted stock	(124)
Less dividends on non-vested restricted stock	(161)
Net income allocated to common stockholders	6,066
		5,482,865
Basic and diluted earnings per share			$1.10

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

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross	Allowance
		Unrealized	Unrealized	for Credit
	Amortized Cost	Gains	Losses	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
September 30, 2023:
U.S. government agencies	$45,000	$—	$(1,355)	$—	$43,645
State and municipal obligations	171,346	6	(14,353)	—	156,999
Subordinated notes	29,043	—	(5,008)	—	24,035
Total debt securities	$245,389	$6	$(20,716)	$—	$224,679

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2022:
U.S. government agencies	$45,000	$—	$(968)	$44,032
State and municipal obligations	152,447	459	(7,408)	145,498
Subordinated note	31,160	—	(3,066)	28,094
Total debt securities	$228,607	$459	$(11,442)	$217,624

The amortized cost and fair value of available-for-sale securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under 1 year	$10,000	$9,841
One to five years	35,611	34,394
Five to ten years	31,358	26,065
Over ten years	168,420	154,379
Totals	$245,389	$224,679

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $68.1 million and $68.7 million at September 30, 2023 and December 31, 2022, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2023 was $222.7 million, which represented 99% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2022 was $166.1 million, which represented less than 76% of the Company’s available-for-sale.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$43,645	$(1,355)	$43,645	$(1,355)
State and municipal obligations	107,520	(4,831)	47,455	(9,522)	154,975	(14,353)
Subordinated notes	3,710	(822)	20,325	(4,186)	24,035	(5,008)
Total temporarily impaired securities	$111,230	$(5,653)	$111,425	$(15,063)	$222,655	$(20,716)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$44,032	$(968)	$—	$—	$44,032	$(968)
State and municipal obligations	100,599	(7,408)	—	—	100,599	(7,408)
Subordinated notes	11,185	(1,565)	10,300	(1,501)	21,485	(3,066)
Total temporarily impaired securities	$155,816	$(9,941)	$10,300	$(1,501)	$166,116	$(11,442)

The unrealized losses on the Company’s 125 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be indicative of credit losses at September 30, 2023.

There were no sales of investment securities for the three and nine months ended September 30, 2023 and 2022.

Note 3:      Loans and Allowance for Credit Losses

Categories of loans include:

	September 30,	December 31,
	2023	2022

	(In thousands)
Commercial and Industrial	$94,840	$90,548
Commercial real estate	272,457	270,312
Residential real estate	92,746	94,012
Consumer loans	6,799	6,003

Total gross loans	466,842	460,875

Less allowance for credit losses	(4,112)	(2,052)

Total loans	$462,730	$458,823

The amount of deferred loan fees at September 30, 2023 was $64 and $96 at December 31, 2022. The risk characteristics of each loan portfolio segment are as follows:

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

Allowance for Credit Losses and Recorded Investment in Loans

As of and for the three and nine month periods ended September 30, 2023

		Commercial
	Commercial	Real Estate	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses:

Balance, July 1, 2023	$902	$1,079	$2,092	$208	$4,281
Provision (credit) for credit loss exposure	(26)	11	(75)	(64)	(154)
Losses charged off	(1)	—	—	(32)	(33)
Recoveries	12	—	—	6	18
Balance, September 30, 2023	$887	$1,090	$2,017	$118	$4,112
Balance, January 1, 2023	$215	$815	$816	$206	$2,052
Impact of adopting ASC 326	755	388	1,379	(103)	2,419
Provision (credit) for credit loss exposure	(104)	(113)	(178)	95	(300)
Losses charged off	(1)	—	—	(94)	(95)
Recoveries	22	—	—	14	36
Balance, September 30, 2023	$887	$1,090	$2,017	$118	$4,112

Allocation:

Ending balance: individually evaluated for credit losses	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit losses	$887	$1,090	$2,017	$118	$4,112
Loans:
Ending balance: individually evaluated for credit losses	$—	$24	$—	$—	$24
Ending balance: collectively evaluated for credit losses	$94,840	$272,433	$92,746	$6,799	$466,818

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of September 30, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	$15,880	$16,474	$14,235	$15,192	$6,537	$6,092	$20,279	$—	$94,689
Special Mention	—	26	—	—	—	125	—	—	151
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,880	$16,500	$14,235	$15,192	$6,537	$6,217	$20,279	$—	$94,840

Commercial and industrial
Current period gross charge-offs	$1	$—	$—	$—	$—	$—	$—	$—	$1

Commercial real estate
Risk Rating
Pass	$7,915	$31,262	$49,136	$25,267	$27,223	$60,548	$66,892	$—	$268,243
Special Mention	—	—	244	2,067	—	1,879	—	—	4,190
Substandard	—	—	—	—	—	24	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,915	$31,262	$49,380	$27,334	$27,223	$62,451	$66,892	$—	$272,457

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$23,795	$47,736	$63,371	$40,459	$33,760	$66,640	$87,171	$—	$362,932
Special Mention	—	26	244	2,067	—	2,004	—	—	4,341
Substandard	—	—	—	—	—	24	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,795	$47,762	$63,615	$42,526	$33,760	$68,668	$87,171	$—	$367,297
Current period gross charge-offs	$1	$—	$—	$—	$—	$—	$—	$—	$1

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$8,489	$18,664	$16,479	$20,070	$5,945	$22,891	$—	$—	$92,538
Nonperforming	—	—	—	—	39	169	—	—	208
Total	$8,489	$18,664	$16,479	$20,070	$5,984	$23,060	$—	$—	$92,746

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$2,227	$1,554	$750	$503	$358	$1,035	$372	$—	$6,799
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,227	$1,554	$750	$503	$358	$1,035	$372	$—	$6,799

Consumer
Current period gross charge-offs	$93	$1	$—	$—	$—	$—	$—	$—	$94

Total
Payment Performance
Performing	$10,716	$20,218	$17,229	$20,573	$6,303	$23,926	$372	$—	$99,337
Nonperforming	—	—	—	—	39	169	—	—	208
Total	$10,716	$20,218	$17,229	$20,573	$6,342	$24,095	$372	$—	$99,545

	December 31, 2022
		Commercial
Loan Class	Commercial	Real Estate	Residential	Consumer	Total

	(In thousands)
Pass Grade	$90,548	$262,472	$94,012	$6,003	$453,035
Special Mention	—	4,066	—	—	4,066
Substandard	—	3,774	—	—	3,774
Doubtful	—	—	—	—	—

	$90,548	$270,312	$94,012	$6,003	$460,875

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

Loan Portfolio Aging Analysis

As of September 30, 2023

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$58	$218	$—	$—	$276	$94,564	$94,840
Commercial real estate	—	—	—	8	8	272,449	272,457
Residential	159	42	—	208	409	92,337	92,746
Consumer	16	—	—	—	16	6,783	6,799
Total	$233	$260	$—	$216	$709	$466,133	$466,842

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

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2023:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	8	8	—	8
Residential	192	16	208	—	208
Consumer	—	—	—	—	—
Total	$192	$24	$216	$—	$216

The Company did recognized approximately $6,000 interest income on nonaccrual loans during the the period ended September 30, 2023.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Impaired Loans

				For the three months ended		For the nine months ended
	As of September 30, 2022			September 30, 2022		September 30, 2022
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Specific	Investment in	Income	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

	(In thousands)
Loans without a specific valuation allowance:
Commercial	$15	$30	$—	$30	$—	$31	$1
Commercial real estate	2,839	2,839	—	2,844	—	2,842	—
Residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
	2,854	2,869	—	2,874	—	2,873	—
Loans with a specific valuation allowance:
Commercial	—	—	—	—	—	—	—
Commercial real estate	953	953	406	983	—	983	30
Residential	—	—	—	—	—	—	––
Consumer	––	––	––	––	—	—	—
	953	953	406	983	—	983	30
Total:
Commercial	$15	$30	$—	$30	$—	$31	$1
Commercial real estate	$3,792	$3,792	$406	$3,827	$—	$3,825	$30
Residential	$—	$—	$—	$—	$—	$—	$—
Consumer	$—	$—	$—	$—	$—	$—	$—

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

During the nine months ended September 30, 2022 there were no material defaults of any modified loans or troubled debt restructurings that were modified in the last 12 months. The Company generally considers TDR’s that become 90 days or more past due under the modified terms as subsequently defaulted.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Service cost	$76	$130	$228	$390
Interest cost	78	68	234	204
Expected return on assets	(133)	(144)	(399)	(432)
Amortization (accretion) of prior service cost and net loss	(10)	24	(30)	72

Pension expense	$11	$78	$33	$234

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2023	2022

	(In thousands)
Commercial loans unused lines of credit	$92,083	$79,718
Commitment to originate loans	89,514	77,889
Consumer open end lines of credit	37,371	37,600
Standby lines of credit	136	136

The Company adopted the provisions of ASC 326 and recognized an initial implementation amount of $224,000. During the nine months ended June 30, 2023, there was no change in the provision for credit expense for off balance sheet exposure.

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2023	2022

	(In thousands)
Net unrealized loss on securities available-for-sale	$(20,710)	$(10,984)
Net unrealized loss for unfunded status of defined benefit plan liability	(835)	(835)
	(21,545)	(11,819)
Less: Tax effect	4,525	2,483
Net-of-tax amount	$(17,020)	$(9,336)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2023
U.S. government agencies	$43,645	$—	$43,645	$—
Subordinated notes	24,038	—	24,038	—
State and municipal obligations	156,996	—	156,996	—

December 31, 2022
U.S. government agencies	$44,032	$—	$44,032	$—
Subordinated notes	28,094	—	28,094	—
State and municipal obligations	145,498	—	145,498	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

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

Collateral Dependent

Collateral dependent loans consisted primarily of loans secured by nonresidential real estate. Management has determined fair value measurements on collateral dependent loans primarily through evaluations of appraisals performed. Due to the nature of the valuation inputs, collateral dependent loans are classified within Level 3 of the hierarchy.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2023
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	3,480	—	—	3,480

December 31, 2022
Collateral dependent loans	$9	$—	$—	$9
Foreclosed assets held for sale	3,519	—	—	3,519

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	9/30/23	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	3,480	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/22	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$9	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	3,519	Market comparable properties	Marketability discount	10% – 35%

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2023:

Financial assets
Cash and cash equivalents	$70,892	$70,892	$—	$—
Loans, net of allowance	462,730	—	—	440,243
Federal Home Loan Bank stock	3,979	—	3,979	—
Accrued interest receivable	3,724	—	3,724	—

Financial liabilities
Deposits	$628,012	$—	$626,332	$—
Securities sold under agreements to repurchase	28,584	—	28,584	—
Subordinated debentures	23,771	—	21,953	—
Advance Federal Home Loan Bank	75,000	—	73,195	—
Interest payable	514	—	514	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2022:

Financial assets
Cash and cash equivalents	$30,080	$30,080	$—	$—
Loans, net of allowance	458,823	—	—	444,704
Federal Home Loan Bank stock	2,499	—	2,499	—
Accrued interest receivable	3,403	—	3,403	—

Financial liabilities
Deposits	$649,913	$—	$646,455	$—
Securities sold under agreements to repurchase	18,106	—	18,106	—
Subordinated debentures	23,726	—	24,454	—
Interest payable	304	—	304	—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2023 and December 31, 2022.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
September 30, 2023	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$28,584	$—	$—	$—	$28,584
Total	$28,584	$—	$—	$—	$28,584

	Overnight and			Greater than
December 31, 2022	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$18,106	$—	$—	$—	$18,106
Total	$18,106	$—	$—	$—	$18,106

These borrowings were collateralized with state and municipal obligations with a carrying value of $37.8 million at September 30, 2023 and $38.8 million at December 31, 2022. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Intangible assets in the consolidated balance sheets at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	Nine Months Ended September 30, 2023			Year Ended December 31, 2022
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	744	297	1,041	631	410

The estimated aggregate future amortization expense remaining as of September 30, 2023 is as follows (in thousands):

2023	$38
2024	150
2025	109

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of September 30, 2023 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:           Advances from the Federal Home Loan Bank

At September 30, 2023, advance from the Federal Home Loan Bank were $75 million. The Company did not have any advances from the Federal Home Loan Bank at December 31, 2022.

At September 30, 2023, required annual payments on Federal Home Loan Bank advances were for year ending December 31, 2026 $20 million (4.39% fixed rate), December 31, 2027 $35 million (4.24% fixed rate) and December 31, 2028 $20 million (4.11% fixed rate).

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the consolidated financial condition of the Company as of September 30, 2023, as compared to December 31, 2022, and the results of consolidated operations for the three and nine months ended September 30, 2023, compared to the same period in 2022. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

Our Company reported diluted earnings per share of $0.42 and net income of $2,392,000 for the three months ended September 30, 2023.  For the first nine months of the current year, UBCP reported diluted earnings per share of $1.15 and net income of $6,560,000.  Both of the reported quarterly and year-to-date numbers are increases over the levels achieved the previous year.

We are pleased to report on the earnings performance of United Bancorp, Inc. (UBCP) for the third quarter ended September 30, 2023 and the first nine months of 2023.  For the quarter, our Company achieved solid net income and diluted earnings per share results of $2,392,000 and $0.42, which were respective increases of $89,000, or 3.9%, and $0.02, or 5.0%, over the results achieved during the third quarter of last year.  For the nine months ended September 30, 2023, our Company produced net income of $6,560,000 and diluted earnings per share of $1.15, increases over the results achieved for the same nine-month period the prior year of $209,000, or 3.3%, and $0.05, or 5.0%, respectively.  As we have previously reported, UBCP has been able to capitalize on the historically extreme tightening of monetary policy undertaken by the Federal Open Market Committee of the Federal Reserve (FOMC) over the course of the past eighteen months, which has caused interest rates to rise rapidly during this timeframe from a range of 25 to 50 basis points in March 2022 to a range of 5.25% to 5.50% as of September 2023.  Although it has been somewhat challenging to produce improving results in such a fast-paced, increasing interest rate environment, our Company was properly positioned to take advantage of this dramatic increase in interest rates over the course of the past eighteen months and, accordingly, we experienced an improvement in the level of net interest income that we generated on both a quarterly and year-to-date basis as of September 30, 2023.  For the most recently ended quarter, our Company’s net interest income increased by $197,000, or 3.1%, over the previous year.  Year-to-date, for the first nine months of the current year our Company’s net interest income increased by $1,487,000 or 8.3%.  Accordingly, as September 30, 2023, our net interest margin improved by 3 basis points to 3.63% over the previous year and, additionally, increased on a linked-quarter basis by 5 basis points.

We are grateful to see that our net interest income and net interest margin levels continue to increase in the current, dynamic economic environment in which we are operating.  We have achieved this positive result by seeing our loan portfolio yield increase in the current rising rate environment, even though from a volume perspective, our gross loans are marginally lower on a year-over-year basis by $1,522,000 or 0.3%.  More strongly contributing to the improvement in our net interest income level achieved and net interest margin improvement in the current year are our higher balance sheet totals for both our average Cash and due from the Federal Reserve Bank and average investment securities.  Our overnight funds that are parked in cash have benefited from the inverted yield curve that we have experienced over the course of the past year, which has been driven by the aggressive tightening policy of the Federal Open Market Committee (FOMC).  At September 30, 2023, these overnight, liquid funds totaled $71.0 million, an increase of $35.6 million over the previous year, and are presently yielding approximately 5.4% for our Company.  Each time the FOMC increases the target for the federal funds rate, our Company benefits by seeing the yield on these liquid funds increase by a like amount.  The most impactful force upon our Company’s improving level of net interest income is the increasing balance in our investment securities portfolio in this rising rate environment.  As we have previously stated, we did not invest in securities for almost two years beginning in March of 2020 when rates dramatically decreased due to the Zero Interest Rate policy implemented by the FOMC due to the pandemic.  Quite simply, we patiently waited for policy tightening by the FOMC to begin and rates to increase to more historically normalized levels.  Accordingly, we started to, once again, invest in securities when rates began to rise to more appealing levels toward the end of the first quarter of last year and continued until March of this year when challenges arose for our industry and liquidity became more of a focus for us.  On a year-over-year basis, average securities for our Company increased by $87.0 million to a level of $245.9 million.  Although this has helped the returns for our Company, it has led to an accumulated other comprehensive loss net of taxes (AOCI) of $17.0 million at the most recent quarter end.  Even with this adjustment, which does not impact regulatory capital, our Company saw its level of shareholder’s equity decrease by a marginal $556,000 on a year-over-year basis to a level of $52.6 million and equity to assets lower from 7.0% to 6.5% as of the most recent quarter end.  With the overall quality of our investment portfolio, our well capitalized position, our solid liquidity position and our low level of uninsured deposits (which are 17.7% of total deposits as of the most recent quarter-end), we firmly believe that any issues, which could potentially create a risk to our capital and capital position, are very minimal.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Even with the continued heightened inflation levels and related increases in interest rates that may be impacting some of our borrowers with higher operating costs and rate resets to higher interest rate levels on their loans, we have successfully maintained credit-related strength and stability within our loan portfolio as of the most recently ended quarter.  As of September 30, 2023, our Company’s total nonaccrual loans and loans past due 30 plus days were $709,000, or 0.15% of gross loans, a decrease of $3.7 million, or 84%, year-over-year.  Nonaccrual assets to average assets (which includes other real estate or OREO) was 0.46%, a decrease of thirteen basis points over the previous year, and net charge-offs to average loans totaled 0.02% annualized as of September 30, 2023.  Interestingly, our Company had net charge offs of $59,000 year-to-date, which included a net recovery of $22,000 in loans and a net charge off in overdrafts of $82,000.  As of the most recently ended quarter and with the enhanced loan loss reserve build-up under CECL in the current year (and, our Company’s improved credit quality metrics), we were able to have a negative provision for credit losses in the third quarter of $154,000, which added approximately $122,000 to net income and $0.02 to diluted earnings per share for the quarter.  For the year though, our Company’s provision for credit losses increased by $670,000 over the previous year, which reduced our year-to-date net income and diluted earnings per share by respective amounts of $529,000 and $0.10 relative to the prior year.  We are very happy that we were able to overcome the lower level of negative credit provisioning in the current year while maintaining a robust total allowance for credit losses to total loans of 0.88% and having total allowance for credit losses to nonperforming loans of 1,899%.  Overall, we firmly believe that we are presently well reserved with very strong coverage.

Considering the exceedingly dynamic monetary policy environment in which we have operated for the past eighteen months and the more recent issues which have impacted our industry since mid-March, we are very happy to report on the very strong earnings performance that United Bancorp, Inc. (UBCP) achieved in the first nine months of 2023.  Relating to the excessive tightening of our country’s monetary policy over the course of the past year and a half, we are extremely pleased that we have been able to grow the level of interest income that our Company generated while controlling overall interest expense levels; thereby, expanding the level of net interest income that we realized and our net interest margin.  This is somewhat of a counter-trend to what occurred within our industry over this timeframe.  With the aforementioned developments that occurred within our industry late in the first quarter of this year, we transitioned into a more conservative operating position that greatly increased our overall liquidity and locked in a fair portion of our funding as a hedge against further interest rate increases by taking a $75.0 million advance from the Federal Home Loan Bank (FHLB).  Initially, this significant advance had somewhat of a dilutive impact on our returns and margins (such as our return on assets and our net interest margin); but, it was immediately accretive to our bottom-line earnings.  Since rates have continued to rise since the origination of this now competitively priced advance (to which we locked in on a blended basis at a rate of approximately 4.24% for an approximate term of four years), we have been able to more selectively manage our depository portfolio; thus, helping us to control our interest expense, while maintaining very adequate liquidity levels and generating increasing returns on this strategic posture.  Overall, our capital levels remain very strong and our Company is classified as being well-capitalized based on industry standards.  We firmly believe with our strong liquidity, our relatively stable core deposits base with minimal levels of uninsured deposits and our solid earnings, our risk to capital is very low, and, fundamentally, our Company’s financial position and future prospects are very solid.

Our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend.  In the third quarter, we paid a regular cash dividend of $0.1675, which was an increase of $0.01, or 6.3%, over that paid in the third quarter of the previous year.  On a year-to-date basis, our total cash dividend payout was $0.6450, which included a special cash dividend of $0.15 paid in the first quarter.  This is a 4.9% increase over the total cash dividend paid during the first nine months of the previous year and produces a near-industry leading total dividend yield of 7.10%.  This total dividend yield is based on our third quarter cash dividend on a forward basis, plus the special dividend paid in the first quarter (which combined total $0.82) and our quarter-end fair market value of $11.55.  Even though our fair market value decreased during the most recent quarter (as did the fair market value of many financial institution stocks), our Company still had a market price to tangible book value of 132%, which compares favorably to industry standards as of quarter-end.

Considering that we continue to operate in a challenging economic and concerning industry-related environment, we are very pleased with our overall present performance and future prospects.  Even with the present threats with which our overall industry is exposed, we are very optimistic about the future growth and earnings prospects for United Bancorp, Inc. (UBCP).  We firmly believe that with the challenges that our industry has experienced over the course of the past few years, our Company has evolved into a more fundamentally sound organization with a focus of growing to achieve greater efficiencies and scales, while controlling overall costs.  We have invested in areas that will lead to our continued and future relevancy within our industry along with anticipated higher revenue generation while implementing cost control initiatives, where needed, by consolidating delivery channels in markets in which we had low banking center performance and considerable overlap.  We still have a vision of growing UBCP to an asset threshold of $1.0 billion or greater in the near term in a prudent and profitable fashion.  Excitingly, our Company announced in the third quarter that we have

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

plans to open a new regional banking center in the very appealing market of Wheeling, West Virginia.  This is a market in which we already have a solid customer base, which we firmly believe we can more fully leverage to help us achieve our growth goals in a profitable fashion.  We are truly excited about our Company’s direction and the potential that it brings.  In addition, we will continue to build upon our solid foundation and maintain a longer-term vision.  With a keen focus on continual process improvement, product development and delivery, we firmly believe the future for our Company is very bright.

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

See Note 1, “Summary of Significant Accounting Policies” for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans, investment securities, and off balance sheet exposures, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses on loans to be a critical accounting policy. The procedures for assessing the adequacy of the allowance for credit losses reflect our evaluations of credit risk after careful consideration of all information available to management. In developing this assessment, management must rely on estimates and exercise judgement regarding matters where the ultimate outcome is unknown such as economic factors, development affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for credit loan losses.

This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At September 30, 2023, gross loans were $466.8 million, compared to $460.9 million at December 31, 2022, an increase of $5.9 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $6.4 million increase in commercial and commercial real estate loans and a $1.3 million decrease in residential real estate lending and a $796,000 increase in installment loans since December 31, 2022.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial and commercial real estate loans comprised 78.7% of total loans at September  30, 2023, compared to 78.3% at December 31, 2022. Commercial and commercial real estate loans have increased $6.4 million, or 1.8% since December 31, 2022. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 1.5% of total loans at September 30, 2023 and 1.3% at December 31, 2022. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have increased $796,000, or 13.3%, since December 31, 2022. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 19.9% of total loans at September 30, 2023 and 20.4% at December 31, 2022, representing a decrease of $1.3 million or 1.3% since December 31, 2022. At September 30, 2023, the Company did not hold any loans for sale.

The Company adopted ASU No. 2016-13 effective January 1, 2023. The impact of the adoption was and $2.4 million in the allowance for credit losses. The allowance for credit losses totaled $4.5 million at September 30, 2023, which represented 0.88% of total loans. The allowance for loan losses prior to adopting ASU 2016-13 December 31, 2021, or was $2.1 million or 0.45% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net loan (recoveries) charge-offs (exclusive of overdrafts net charge-offs of $82,000) for the nine months ended September 30, 2023 were approximately ($22,000) . Net loans charged off (exclusive of overdrafts net charge-offs $85,000) was ($1,000) for the nine months ended September 30, 2022.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2023 increased approximately $7.1 million from December 31, 2022 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, and certificates of deposits. For the period ended September 30, 2023, total deposits decreased approximately $30.0 million, or 3.4% from December 31, 2022 totals. In addition to the decrease in deposits for the nine months ended September 30, 2023, the Company has also experienced a shift of deposits from interest bearing and savings to certificate of deposits during the nine months ended September 30, 2023.

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

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $10.5 million from December 31, 2022 totals. At September 30, 2023, the Company has $75 million of fixed rate advances that mature over the next 3 to 5 years. Refer to footnote 10 for further information.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Net Income

For the nine months ended September 30, 2023 the Company reported net earnings of $6,560,000, compared to $6,351,000 for the nine months ended September 30, 2022. On a per share basis, the Company’s diluted earnings were $1.15 for the nine months ended September 30, 2023 and $1.10 for the nine months ended September 30, 2022, an increase of 4.5%.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before the provision for credit losses increased 8.3%, or $1.5 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase is mainly attributable to an increase in available-for-sale securities and the repricing of loans in an updward rate environment.

Provision for (Reversal of ) Credit Loss Expense - Loans

Net loans recovered for the nine months ended September 30, 2023, excluding overdrafts, was $22,000. Giving strong consideration to our overall solid credit related metrics our Company had a reversal of credit loss expense of $300,000 during the nine months ended September 30, 2023. The overall improvement in the economy post COVID also contributed to the reversal of credit loss expense.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the nine months ended September 30, 2023 as compared to the same period in 2022 increased $7,000 or less than 1.0%.

Noninterest Expense

The Company saw its noninterest expense increase by $922,000 or 6.2% year-over-year. A general increase due to inflation contributed to most of the increase in noninterest expense.

Federal Income Taxes

The provision for federal income taxes was $339,000 for the nine months ended September 30, 2023, a decrease of $307,000 compared to the same period in 2022. The effective tax rate was 4.9% and 9.2% for the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Net Income

For the three months ended September 30, 2023 the Company reported net earnings of $2,392,000, compared to $2,303,000 for the three months ended September 30, 2022. On a per share basis, the Company’s diluted earnings were $0.42 for the three months ended September 30, 2023 and $0.40 for 2022.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income

Net interest income increased 3.1%, or $197,000, for the three months ended September 30, 2023 compared to the same period in 2022. This increase was mainly driven by income on loans and fed funds sold and investment securities, for the three months ended September 30, 2023 over the same period in 2022.

Provision for (Reversal of ) Credit Loss Expense - Loans

Giving strong consideration to our overall solid credit related metrics and the forecast for unemployment improving, our Company had a reversal of credit loss expense of $154,000 during the three months ended September 30, 2023. During the three months ended September 30, 2022, the Company recorded a credit loss expense of $15,000.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2023 as compared to the same period in 2022 decreased $80,000 or 7.7%. The main component of the change is a decrease in service charges on deposit accounts for the three months ended September 30, 2023.

Noninterest Expense

The Company saw its noninterest expense increase by $354,000 or 7.3% year-over-year.

Federal Income Taxes

The provision for federal income taxes was $58,000 for the three months ended September 30, 2023, a decrease of $157,000 compared to the same period in 2022.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $52.6 million at September 30, 2023, compared to $59.7 million at December 31, 2022, a $7.1 million decrease. The Company adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Company adopted ASU 2016-12 and recorded a cumulative effect decrease to retained earnings of $2,088,000, net of tax, of which $1,911,000 related to loans, $177,000 related to unfunded commitments.

Total stockholders’ equity in relation to total assets was 6.46% at September 30, 2023 and 7.89% at December 31, 2022. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	14.18%
Tier 1 capital ratio	14.18%
Total capital ratio	14.93%
Leverage ratio	9.47%

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

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There was no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect the Compay’s internal controls over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.      Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.     Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 7/1/2023 to 7/32/2023	––	––	––	––
Month #2 8/1/2023 to 8/31/2023	—	—	––	––
Month #3 9/1/2023 to 9/30/2023	––	––	––	––

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

ITEM 5. Other Indormation

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

/s/ United Bancorp, Inc.

Date: November 13, 2023	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 13, 2023	By:	/s/Randall M. Greenwood
Randall M. Greenwood
EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL AND RISK OFFICER