Form 10-K
period 2023-12-31
UNITED BANCORP INC /OH/
filed 2024-03-20
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to ▪240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2023 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $57,635,454 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,702,685 common shares outstanding as of March 11, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 17, 2024 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2023 are incorporated by reference into Parts I and II.

PART I

Item 1Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company is an Ohio corporation which filed its initial articles of incorporation on July 8, 1983. At December 31, 2023 the Company has one wholly-owned subsidiary bank, Unified Bank, Martins Ferry, Ohio (Unified, or the Bank).

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

For a discussion of the development of the Company’s business over the course of the prior fiscal year, refer to “Management’s Discussion and Analysis” from the 2023 Annual Report To Shareholders filed herewith as Exhibit 13.

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

Pursuant to deposit market share information provided by the FDIC as of June 30, 2023, Unified competes with approximately 39 other commercial banking institutions in its Ohio and West Virginia markets. Based on this information, the Bank ranked fifth in total deposit market share. The top four institutions in Unified’s primary banking markets included: Huntington National Bank; JP Morgan Chase Bank; PNC Bank; and Wesbanco Bank.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. Unified exceeded its minimum capital requirements under applicable guidelines as of December 31, 2023.

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

Regulatory Capital Requirements Unified is required to maintain minimum levels of capital in accordance with FDIC capital adequacy guidelines. If capital falls below minimum guideline levels, a bank, among other things, may be denied approval to acquire or establish additional branches or organize or acquire other non-bank businesses. The required capital levels and the Bank’s capital position at December 31, 2023 and 2022 are summarized in the table included in Note 11 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2023, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

With respect to compensation practices, ours are subject to oversight by the Federal regulatory agencies, which have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as the Company and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, in October 2022 the SEC adopted final Executive Compensation Clawback Rules directing national stock exchanges to require listed public companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. The SEC rules, mandated by Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, are intended to discourage executives from taking questionable actions that temporarily boost share prices but ultimately result in a correction of financial statements. On June 9, 2023 the U.S. Securities and Exchange Commission (the “SEC”) approved the clawback listing standards proposed by the New York Stock Exchange and The Nasdaq Stock Market. As a result, all listed companies had until Friday, December 1, 2023 to adopt and implement a compliant clawback policy.

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

Employees

The Company itself, as a holding company, has no compensated employees. Unified has 115 full time employees, with 31 of these serving in a management capacity, and 11 part time employees.

		Executive Officers Positions held with Company;
Name	Age	Business Experience
Scott Everson	56	President and Chief Executive Officer

Matthew F. Branstetter	56	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	60	Senior Vice President, Chief Financial Officer, Treasurer & Corporate Secretary

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

Statistical Disclosures by Bank Holding Companies

I        Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 19 and 20 of our 2023 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table provides average balance sheet information and reflects the taxable equivalent average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2022 and 2021. The yields and costs are calculated by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities.

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

	2021			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans (1)	$451,762	$20,220	4.48%	$462,692	$20,748	4.48%
Taxable Securitied AFS	13,297	467	3.51	54,852	1,899	3.46
Tax Exempt securities available for sale (1)	118,062	4,908	4.16	120,073	5,565	4.63
Federal funds sold	79,698	101	0.13	44,668	493	1.10
FHLB stock and other	3,925	81	2.06	3,191	139	4.35

Total interest-bearing assets	666,744	25,777	3.87	685,476	28,844	4.21

Non interest-earning assets
Cash and due from banks	8,593			8,301
Premises and equipment (net)	13,469			12,547
Other nonearning assets	38,170			32,471
Less: allowance for loan losses	(4,576)			(3,020)
Total noninterest-earning assets	55,656			50,299
Total assets	$722,400			$735,775

Demand deposits	$256,638	313	0.12%	$262,763	845	0.32%
Savings deposits	133,826	17	0.01	144,283	77	0.05
Time deposits	69,591	920	1.32	67,848	722	1.06
Subordinated debentures	23,665	1,323	5.59	23,726	1,387	5.85
Repurchase agreements	19,452	23	0.12	22,581	242	1.07

Total interest-bearing liabilities	$503,172	2,596	0.52	$521,201	3,273	0.63

Non interest-bearing liabilities
Demand deposits	140,555			151,342
Other liabilities	7,512			4,016
Total noninterest-bearing liabilities	148,067			155,858

Total liabilities	651,239			677,059

Total stockholders’ equity	71,161			58,716

Total liabilities & stockholders’ equity	$722,400			$735,775

Net interest income		$23,181			$25,571
Net interest spread			3.35%			3.58%

Net yield on interest earning assets			3.48%			3.73%

●	For purposes of this schedule, nonaccrual loans are included in loans.
●	Fees collected on loans are included in interest on loans. However, such fees are not material for comparative purposes.
●	Earnings on tax-exempt earnings is shown on a tax equivalent basis using a marginal tax rate of 21%

Rate/Volume Analysis

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected interest income and expense during 2022. For purposes of this table, changes in interest due to volume and rate were determined using the following methods:

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

	2022 Compared to 2021
	Increase/(Decrease)
(In thousands)		Change	Change
	Total	Due To	Due To
	Change	Volume	Rate
Interest and dividend income
Loans	$528	490	38
Taxable securities available for sale	1,432	1,367	65
Tax-exempt securities available for sale	657	550	107
Federal funds sold	392	(63)	455
FHLB stock and other	58	(18)	76
Total interest and dividend income	3,067	2,326	741

Interest expense
Demand deposits	532	8	524
Savings deposits	60	1	59
Time deposits	(198)	(23)	(175)
Trust Preferred debentures	64	—	64
Repurchase agreements	219	4	215
Total interest expense	677	(10)	687

Net interest income	$2,390	2,336	54

II       Investment Portfolio

A       Contractual maturities of securities at year-end 2023 were as follows:

	Amortized	Estimated	Average Tax
	Cost	Fair Value	Equivalent Yield

	(dollars in thousands)
US Agency obligations
Under 1 Year	$15,000	$14,870	3.71%
1 – 5 Years	27,500	27,043	3.82%
5-10 Years	2,500	2,355	4.00%
Over 10 Years	—	—	—

State and municipal obligations
Under 1 Year	$—	$—	—
1 – 5 Years	—	—	—
5-10 Years	4,514	4,468	3.68%
Over 10 Years	173,156	169,724	4.49%

Subordinated Debt
Under 1 Year	—	—	—
1 – 5 Years	$3,097	$2,890	2.96%
5-10 Years	25,916	21,410	3.53%
Over 10 Years	—	—	—

Total securities available for sale	$251,683	$242,760	4.24%

III       Loan Portfolio

A        Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2023 maturing within the various time frames indicated:

			Five
	One	One	Through
	Year or	Through	Fifteen	After
	Less	Five Years	Years	Fifteen Years	Total

	(In thousands)
Commercial and industrial loans	$5,599	$62,043	$20,562	$3,090	$91,294
Commercial real estate loans	8,406	47,159	135,466	100,828	291,859

Total	$14,005	$109,202	$156,028	$103,918	$383,153

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2023 due to mature after one year:

			Total >
	Fixed	Variable	One
	Rate	Rate	Year

	(In thousands)
Commercial and industrial loans	$49,288	$36,407	$85,695
Commercial real estate loans	54,517	228,936	283,453

Total	$103,805	$265,343	$369,148

Variable rate loans are those loans with floating or adjustable interest rates.

IV      Summary of Credit Loss Experience

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

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on a 2 year unemployment forecast provided by Bloomberg and management judgment. For periods beyond our reasonable and supportable forecast, we revert back to historical annual loss rates for the remainder of the life of each pool after the forecast period. The qualitative adjustments for current conditions are based upon current level of inflation and the rapid increase in interest rates, changes in lending policies and practices, experience and ability of lending staff, quality of the Company’s loan review system, value of underlying collateral, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 13-15 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2023 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Credit Losses

The following table provides key credit ratios for each applicable period.

	2023	2022	2021
Ratio of net charge-offs to average loans outstanding for the year	0.02%	0.14%	0.04%
Ratio of commercial loans and industrial net charge-offs to average commercial loans	(0.03)%	(0.01)%	0.08%
Ratio of commercial real estate loans net charge-offs to average commercial real estate loans	0.00%	0.21%	0.00%
Ratio of real estate loans net charge-offs to average real estate loans	0.00%	0.00%	0.02%
Ratio of installment loans net charge-off to average consumer loans	1.93%	1.90%	1.39%
Total allowance for credit losses to total loans	0.81%	0.45%	0.81%
Nonaccrual loans to total loans	0.10%	0.04%	0.64%
Total allowance for credit losses to nonperforming loans	611.23%	1127.47%	87.27%

B	Allocation of the Allowance for Credit Losses

The following table allocates the allowance for credit losses at December 31, 2023, 2022, and 2021. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2023		2022		2021
		% of		% of		% of
		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Loan type
Commercial and Industrial	$573	18.89%	$215	19.65%	$1,046	20.00%
Commercial real estate	1,408	60.40%	815	58.65%	1,235	58.71%
Residential real estate	1,843	19.32%	816	20.40%	1,121	19.84%
Consumer	94	1.39%	206	1.30%	271	1.45%
General	N/A		—	N/A	—	N/A

Total	$3,918	100.00%	$2,052	100.00%	$3,673	100.00%

V       Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Section I of this “Statistical Disclosures by Bank Holding Companies” section and to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” on page 19 of our 2023 Annual Report filed herewith as Exhibit 13, which is incorporated by reference. At December 31, 2023, 2022 and 2021 the aggregate amount of uninsured deposits was approximately $102.9 million, $89.8 million and $77.9 million.

B	Maturity analysis of time deposits greater than $250,000.

At December 31, 2023, the time to remaining maturity for time deposits in excess of $250,000 was:

2023
(In thousands)
Three months or less	$4,234
Over three through six months	12,069
Over six through twelve months	5,878
Over twelve months	15,426

Total	$37,607

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

General

All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business and address regulatory requirements, we take a comprehensive approach to cybersecurity risk management and have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. We devote significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure.

Legal Overview

Pursuant to the requirements of section 39 of the Federal Deposit Insurance Act (12 U.S.C. 1831p–1) and sections 501 and 505(b) of the Gramm-Leach-Bliley Act (15 U.S.C. 6801, 6805(b)), the federal bank regulatory agencies adopted the Interagency Guidelines Establishing Information Security Standards (the “Guidelines”). The requirements of the Guidelines apply to all FDIC-insured depository institutions, most subsidiaries of such entities, and to state savings associations. Federal law also mandates that information security procedures and controls be routinely evaluated by the Bank’s state and federal regulators as part of the standard safety and soundness examination process.

Bank Security Policy

To comply with all applicable federal requirements, the Bank’s Board of Directors has adopted the Unified Bank Information Security Policy (the “ISP”), which establishes a program that the Bank’s management and board can use to:

●	Ensure the security and confidentiality of customer information;
●	Protect against any anticipated threats or hazards to the security or integrity of such information; and
●	Protect against unauthorized access to or use of customer information that could result in substantial harm or inconvenience to any customer.

Under the ISP, the Board of Directors or an appropriate committee thereof is required to oversee all efforts with respect to the development, implementation and maintenance of an effective information security program. In addition, the ISP charges management with responsibility for identifying all reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration or destruction of Bank information, and directs management to develop and implement procedures and other controls designed to reduce or eliminate identified risks.

The Bank has also implemented controls designed to identify and mitigate cybersecurity threats associated with our use of the Bank’s critical third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and based on risk profile. A variety of inputs are used in such assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

In addition to being subject to routine examination by the Bank’s state and federal regulators, the efficacy of the Bank’s information security program is also audited annually by an independent third-party auditing firm.

Managerial and Board Oversight

To facilitate oversight, the Bank has established a front line committee, the Compliance Risk Assessment Committee, which is comprised of all members of senior management, the head of information security and certain other operationally significant employees. This Committee, which meets quarterly, is responsible for monitoring all key operational risks applicable to the Bank. Cyber risk assessments are routinely conducted and reported to the Audit Committee of the Board of Directors In addition, key members of senior management also meet annually with a cyber risk consultant who apprises management on emerging cyber threats and evaluates the Company’s adequacy of cyber risk insurance coverage. The findings of this meeting are also reported to the Executive Committee. All significant matters are reported by the Executive Committee to the full Board of Directors.

Item 2Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio and the following offices:

Branch Office Location	Owned or Leased	Location	Owned or Leased
Bridgeport, Ohio	Owned	Sherrodsville, Ohio	Owned
Colerain, Ohio	Owned	Glouster, Ohio	Owned
Jewett, Ohio	Owned	Nelsonville, Ohio	Owned
St. Clairsville, Ohio	Owned	Lancaster, Ohio	Owned
Dover, Ohio	Owned	Lancaster, Ohio	Owned
Dellroy, Ohio	Owned	Powhatan, Ohio	Owned
New Philadelphia, Ohio	Owned	Moundsville, WV	Owned
Strasburg, Ohio	Owned	St. Clairsville, Ohio	Owned
Tiltonsville, Ohio	Owned	Wheeling, WV	Leased

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

PART II

Item 5Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 9, “Shareholder Information” of the 2023 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 31, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2023 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference. Additional disclosure regarding dividend restrictions is also included under Part I, Item 1 of this 10-K in the section captioned “Supervision and Regulation.”

ISSUER PURCHASES OF EQUITY SECURITIES

				(c)	(d)
				Total Number of	Maximum Number
				Shares (or Units)	(or Approximate Dollar Value) of
	(a)		(b)	Purchased as Part	Shares (or Units)
	Total Number of		Average Price	of Publicly	that May Yet Be
	Shares (or Units)		Paid per Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs
Month #l 10/1/2023 to 10/31/2023	—		$—	—	—
Month #2 11/1/2023 to 11/30/2023	—		—	—	—
Month #3 12/1/2023 to 12/31/2023	10,507	(1)	11.57	—	—
Total	10,507	(1)	$11.57	—	—
(1)	All of these shares were purchased by the Company on the open market to fund acquisitions under the Company’s Directors and Officers Deferred Compensation Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. During the quarter ended December 31, 2023, the Plan purchased 10,507 shares at an average cost of $11.57, which were allocated to participant accounts. All purchases under the Plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof.

Item 6[Reserved]

Not Applicable

Item 7Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 10-22, “Management’s Discussion and Analysis” of the 2023 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference. For a comparison of results of operations between 2022 and 2021, see “Management’s Discussion and Analysis” in the 2022 Annual Report To Shareholders filed as Exhibit 13 to the Company’s annual report on 10-K for 2022.

Critical Accounting Policy

Allowance for Credit Losses:

Our allowances for credit losses represents management’s best estimate of probable losses inherent in our loan portfolios, excluding those loans accounted for under fair value.

The allowance for credit losses represents an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate allowance for credit losses is inherently subjective and may have significant changes from period to period. The methodology for determining the allowance for credit losses has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company uses the call report classification as its segment breakout and measures the allowance for credit losses using the Weighted Average Remaining Maturity method for all loan segments.

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on a 2 year unemployment forecast provided by Bloomberg and management judgment. For periods beyond our reasonable and supportable forecast, we revert back to historical annual loss rates for the remainder of the life of each pool after the forecast period. The qualitative adjustments for current conditions are based upon current level of inflation and the rapid increase in interest rates, changes in lending policies and practices, experience and ability of lending staff, quality of the Company’s loan review system, value of underlying collateral, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.

The process of determining the level of the allowance for credit losses requires a high degree of judgment. To the extent actual outcomes differ from our estimates, additional provision for loan and lease losses may be required that would reduce future earnings. Refer to Note 1 in the Notes to the Consolidated Financial Statements for further information.

Item 7AQuantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide this disclosure.

Item 8Financial Statements and Supplementary Data

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2023 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

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

Item 9AControls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company’s principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9BOther Information

None.

PART III

Item 10Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board” and “Delinquent Section 16(a) Reports.”

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

Item 11Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”. During 2023, the Compensation Committee authorized the accelerated vesting of 12,500 shares of restricted stock for Mr. Everson and 10,000 shares of restricted stock for each of Messrs. Greenwood and Branstetter. These awards were originally scheduled to vest in 2030.

Item 12Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information December 31, 2023
				Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise	under equity compensation
	outstanding options, warrants		price of outstanding options,	plans (excluding securities
	and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	217,500	(1)	$—	337,500
Equity compensation plans not approved by security holders
Total	217,500		$—	337,500

(1) Represents shares of restricted stock awarded under the 2008 and 2018 Stock Incentive Plans.

Item 13Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions “ and ” Corporate Governance and Committees of the Board.”

Item 14Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

PART IV

Item 15Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm (PCAOB ID 74), appear on pages 25 through 85 of the United Bancorp, Inc. 2023 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2023 and 2022

Consolidated Statements of Income

Years Ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

10.8	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.9	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.10	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

10.11	United Bancorp, Inc. 2018 Stock Incentive Plan (10)

10.12	Form of Subordinated Note Purchase Agreement, dated May 14, 2019, by and among United Bancorp, Inc. and the Purchasers (12)

13	2023 Annual Report

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firms

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

97	Clawback Policy

101

The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(Registrant) United Bancorp, Inc.

By:	/s/ Scott A. Everson	March 20, 2024
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott A. Everson	March 20, 2024
Scott A. Everson, Director, President & Chief Executive Officer

By:	/s/ Randall M. Greenwood	March 20, 2024
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/ Gary W. Glessner	March 20, 2024
Gary W. Glessner, Director

By:	/s/ John M. Hoopingarner	March 20, 2024
John M. Hoopingarner, Director

By:	/s/ Richard L. Riesbeck	March 20, 2024
Richard L. Riesbeck, Director

By:	/s/ Bethany E. Schunn	March 20, 2024
Bethany E. Schunn, Director

By:	/s/ Brian M. Hendershot	March 20, 2024
Brian M. Hendershot, Director