Form 10-Q
period 2024-03-31
UNITED BANCORP INC /OH/
filed 2024-05-15
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2024

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 10, 2024, 5,953,778 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$8,073	$7,352
Interest-bearing demand deposits	38,804	33,418
Cash and cash equivalents	46,877	40,770
Available-for-sale securities, amortized cost of $261,146 net of allowance of allowance for credit losses of $0 at March 31, 2024 and December 31, 2023	251,807	242,760
Loans, net of allowance for credit losses of $3,870 and $3,918 at March 31, 2024 and December 31, 2023, respectively	476,437	479,318
Premises and equipment	18,115	14,984
Federal Home Loan Bank stock	3,979	3,979
Foreclosed assets held for sale, net	3,377	3,377
Core deposit other intangible asset	222	260
Goodwill	682	682
Accrued interest receivable	3,811	4,098
Deferred federal income tax	2,497	2,409
Bank-owned life insurance	19,537	19,423
Other assets	6,686	7,389
Total assets	$834,027	$819,449
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$333,606	$339,280
Savings	128,810	130,821
Time	163,334	151,358
Total deposits	625,750	621,459
Securities sold under repurchase agreements	37,805	26,781
Subordinated debentures	23,802	23,787
Advances Federal Home Loan Bank	75,000	75,000
Lease liability – finance lease	2,795	2,764
Interest payable and other liabilities	5,669	6,065
Total liabilities	770,821	755,856

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,188,141 shares at March 31, 2024, and 6,063,851 shares at December 31, 2023; outstanding - 5,791,156 and 5,702,685 shares at March 31, 2024 and December 31, 2023, respectively	6,188	6,064
Additional paid-in capital	25,998	25,913
Retained earnings	44,073	44,018
Stock held by deferred compensation plan; 162,622 and 181,803 shares at March 31, 2024 and December 31, 2023, respectively	(2,029)	(2,363)
Accumulated other comprehensive loss	(7,807)	(7,478)
Treasury stock, at cost 234,363 and 179,363 shares at March 31, 2024 and December 31, 2023, respectively	(3,217)	(2,561)
Total stockholders’ equity	63,206	63,593
Total liabilities and stockholders’ equity	$834,027	$819,449

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2024 and 2023

(In thousands, except per share data)

(Unaudited)

	2024	2023
Interest and Dividend Income
Loans, including fees	$6,762	$5,809
Securities:
Taxable	560	676
Non-taxable	1,714	1,356
Federal funds sold	487	326
Dividends on Federal Home Loan Bank and other stock	98	41
Total interest and dividend income	9,621	8,208
Interest Expense
Deposits	1,962	1,057
Borrowings	1,544	728
Total interest expense	3,506	1,785
Net Interest Income	6,115	6,423
Credit Loss Expense
Provision for credit loss expense - loans	—	—
Provision for credit loss expense - off balance sheet commitments	—	—
Provision for Credit Loss Expense	—	—
Net Interest Income After Provision for Credit Losses	6,115	6,423
Noninterest Income	—
Service charges on deposit accounts	703	721
Realized loss on sale of available-for-sale securities	(194)	—
Realized gains on sales of loans	77	—
Earnings on bank-owned life insurance	197	188
Other income	83	107
Total noninterest income	866	1,016
Noninterest Expense
Salaries and employee benefits	1,787	2,864
Occupancy and equipment	624	497
Professional services	610	386
FDIC insurance	108	86
Insurance	150	150
Franchise and other taxes	148	140
Advertising	113	100
Stationery and office supplies	26	30
Amortization of intangibles	38	38
Other expenses	1,234	1,147
Total noninterest expense	4,838	5,438
Income Before Federal Income Taxes	2,143	2,001
Provision for Federal Income Taxes	150	113
Net Income	$1,993	$1,888
Basic Earnings Per Share	$0.35	$0.33
Diluted Earnings Per Share	$0.35	$0.33
Dividends Per Share (including special dividend of $0.15 in March 2024 and $0.15 in March 2023)	$0.3225	$0.3125

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2024 and 2023

(In thousands, except per share data)

(Unaudited)

	2024	2023
Net Income	$1,993	$1,888
Other comprehensive income (loss), net of tax
Net realized loss included in net income, net of tax benefits of ($41)	153	—
Unrealized holding gain (loss) on available-for-sale securities during the period, net of taxes (benefits) of ($129) and $427 for each respective period	(482)	1,606
Comprehensive Income	$1,664	$3,494

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024 and 2023

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance January 1, 2023	$6,044	$24,814	$(3,730)	$41,945	$(9,336)	$59,737
Net income	—	—	—	1,888	—	1,888
Other comprehensive income	—	—	—	—	1,606	1,606
Cash dividends - $0.3125 per share	—	—	—	(1,848)	—	(1,848)
Repurchase of common stock	—	—	(733)	—	—	(733)
Shares purchased for deferred compensation plan	—	(87)	87	—	—	—
Cumulative effect of adoption of ASU 2016-13	—	—	—	(2,090)	—	(2,090)
Expense related to share-based compensation plans	—	445	—	—	—	445
Balance, March 31, 2023	$6,044	$25,172	$(4,376)	$39,895	$(7,730)	$59,005
Balance January 1, 2024	6,064	25,913	(4,924)	44,018	(7,478)	63,593
Net income	—	—	—	1,993	—	1,993
Restricted stock issued	124	(124)	—	—	—	—
Other comprehensive loss	—	—	—	—	(329)	(329)
Cash dividends - $0.3225 per share	—	—	—	(1,938)	—	(1,938)
Repurchase of common stock	—	—	(656)	—	—	(656)
Shares purchased for deferred compensation plan	—	(334)	334	—	—	—
Expense related to share-based compensation plans	—	543	—	—	—	543
Balance, March 31, 2024	$6,188	$25,998	$(5,246)	$44,073	$(7,807)	$63,206

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023

(In thousands except per share data)

(Unaudited)

	2024	2023
Operating Activities
Net income	$1,993	$1,888
Items not requiring (providing) cash
Depreciation and amortization	261	246
Amortization of intangible asset	38	37
Premium amortization on securities	122	136
Provision for credit loss expense	—	—
Gain on sale of loans	(77)	—
Loss on sale of available-for-sale securities	194	—
Expense related to share based compensation programs	543	445
Increase in value of bank-owned life insurance	(114)	(113)
Originations of loans held for sale	(1,970)	—
Proceeds from sale of loans held for sale	2,047	—
Amortization of debt instrument costs	15	15
Net change in accrued interest receivable and other assets	931	(1,590)
Net change in accrued expenses and other liabilities	(368)	(223)

Net cash provided by operating activities	3,615	841

Investing Activities
Purchase of available-for-sale securities	(34,905)	(14,733)
Proceeds from calls/redemptions of available-for-sale securities	35	195
Sale of available-for-sale securities	25,091	—
Net change in loans	2,959	(2,325)
Purchase of FHLB Stock	—	(3,149)
Redemption of FHLB Stock	—	1,692
Purchases of premises and equipment	(3,392)	(286)

Net cash (used in) investing activities	(10,212)	(18,606)

Financing Activities
Net change in deposits	4,291	3,452
Net change in securities sold under repurchase agreements	11,024	12,403
Net change in Federal Home Loan Bank advances	—	75,000
Finance lease principal payment	(17)	—
Repurchase of common stock	(656)	(733)
Cash dividends paid	(1,938)	(1,848)

Net cash provided by financing activities	12,704	88,274

Increase (Decrease) in Cash and Cash Equivalents	6,107	70,509

Cash and Cash Equivalents, Beginning of Period	40,770	30,080

Cash and Cash Equivalents, End of Period	$46,877	$100,589

Supplemental Cash Flows Information
Federal income taxes paid	$—	$—
Adoption of ASC 326	$—	$2,089
Interest paid on deposits and borrowings	$3,477	$1,286

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2024, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2023 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2023 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The Company’s primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential real estate, commercial and industrial, commercial real estate and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial and industrial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary and fiscal policies, that are outside of management’s control.

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

Three Months Ended March 31, 2024 and 2023

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.4 million at March 31, 2024 and $2.7 million at December 31, 2023 and is included within the line item accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.4 million at March 31, 2024 and $1.4 million at December 31, 2023 and was reported in the line item accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and industrial, which are typically utilized for general business purposes and commercial real estate, which are collaterized by real estate. Homogenouse loans consisting similar products that are smaller in amount and distributed over a large number of individual borrowers include residential real estate and consumer loans.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest generally is either applied against principal or reported as interest income on a cash basis, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past-due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

Three Months Ended March 31, 2024 and 2023

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

The impact of the change from the incurred loss model to the current expected credit loss model is detailed below

		January 1, 2024
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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended March 31, 2024
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,993
Less allocated earnings on non-vested restricted stock	(2)
Less allocated dividends on non-vested restricted stock	(88)
Net income allocated to common stockholders	1,903
		5,499,877
Basic and diluted earnings per share			$0.35

	Three Months Ended March 31, 2023
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,888
Less allocated earnings on non-vested restricted stock	(2)
Less allocated dividends on non-vested restricted stock	(81)
Net income allocated to common stockholders	1,805
		5,484,610
Basic and diluted earnings per share			$0.33

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2020.

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
March 31, 2024:
U.S. government agencies	$27,500	$—	$(417)	$27,083
Subordinated notes	28,984	—	(4,042)	24,942
State and municipal obligations	204,662	1,479	(6,359)	199,782
Total debt securities	$261,146	$1,479	$(10,818)	$251,807

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2023:
U.S. government agencies	$45,000	$—	$(732)	$44,268
Subordinated notes	29,013	—	(4,713)	24,300
State and municipal obligations	177,670	2,264	(5,742)	174,192
Total debt securities	$251,683	$2,264	$(11,187)	$242,760

There was no allowance for credit losses at March 31, 2024 or December 31, 2024.

The amortized cost and fair value of available-for-sale securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under 1 year	$15,000	$14,909
One to five years	13,084	12,698
Five to ten years	31,321	27,244
Over ten years	201,741	196,956
Totals	$261,146	$251,807

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $76.6 million and $72.8 million at March 31, 2024 and December 31, 2023, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2024 was $153.8 million, which represented 61% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2023 was $123.1 million, which represented less than 51% of the Company’s available-for-sale.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

The following tables show the Company’s available for sale securities and the related gross unrealized losses and fair value,for which an allowance for credit losses has not been recorded,  aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31. 2023:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$27,083	$(417)	$27,083	$(417)
Subordinated notes	4,110	(390)	20,832	(3,652)	24,942	(4,042)
State and municipal obligations	51,346	(432)	50,402	(5,927)	101,748	(6,359)
Total temporarily impaired securities	$55,456	$(822)	$98,317	$(9,996)	$153,773	$(10,818)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$—	$—	$44,268	$(732)	$44,268	$(732)
Subordinated notes	3,717	(799)	20,583	(3,914)	24,300	(4,713)
State and municipal obligations	3,365	(12)	51,163	(5,730)	54,528	(5,742)
Total temporarily impaired securities	$7,082	$(811)	$116,014	$(10,376)	$123,096	$(11,187)

The unrealized losses on the Company’s 214 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to require an allowance for credit losses to be recognized as of March 31, 2024 or December 31, 2023.

The Company recorded a loss on the sale of available-for-sale securities of approximately $194,000 for the three months ended March 31, 2024. The Company sold $20.3 million in securities for a loss of $228,000 and sold $5.0 million in securities for a gain of $34,000. The Company wanted to rebalance a portion of its security portfolio during the first quarter of 2024. There were no sales of available-for-sale securities for the three months ended March 31, 2023.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

Note 3:      Loans and Allowance for Credit Losses

Categories of loans include:

	March 31,	December 31,
	2024	2023

	(In thousands)
Commercial and Industrial	$90,227	$91,294
Commercial real estate	288,886	291,859
Residential real estate	92,712	93,364
Consumer loans	8,482	6,719

Total gross loans	480,307	483,236

Less allowance for credit losses	(3,870)	(3,918)

Total loans	$476,437	$479,318

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2024 and December 31, 2023.

	March 31, 2024
		Commercial
	Commercial and Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, beginning of period	$573	$1,408	$1,843	$94	$3,918
Provision for credit loss expense	15	(31)	(60)	76	—
Losses charged off	—	—	—	(57)	(57)
Recoveries	1	—	—	8	9
Balance, end of period	$589	$1,377	$1,783	$121	$3,870

Ending balance: individually evaluated for credit losses	$75	$—	$—	$—	$75
Ending balance: collectively evaluated for credit losses	$514	$1,377	$1,783	$121	$3,795
Loans:
Ending balance: individually evaluated for credit losses	$141	$8	$235	$—	$384
Ending balance: collectively evaluated for credit losses	$90,086	$288,878	$92,477	$8,482	$479,923

	March 31, 2023
		Commercial
	Commercial and Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, beginning of period	$215	$815	$816	$206	$2,052
Impact of adopting ASC 326	755	388	1,379	(103)	2,419
Provision for credit loss expense	15	(1)	(39)	25	—
Losses charged off	—	—	—	(29)	(29)
Recoveries	5	—	—	5	10
Balance, end of period	$990	$1,202	$2,156	$104	$4,452

Ending balance: individually evaluated for credit losses	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit losses	$990	$1,202	$2,156	$104	$4,452
Loans:
Ending balance: individually evaluated for credit losses	$14	$9	$—	$—	$23
Ending balance: collectively evaluated for losses	$88,506	$275,433	$93,386	$6,340	$463,665

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

		December 31, 2023
		Commercial
	Commercial and Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$573	$1,408	$1,843	$94	$3,918

Loans:
Ending balance: individually evaluated for impairment	$—	$8	$318	$—	$326
Ending balance: collectively evaluated for impairment	$91,294	$291,851	$93,046	$6,719	$481,910

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of March 31, 2024 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial and Industrial
Risk Rating
Pass	$4,680	$20,578	$13,995	$11,901	$12,920	$10,280	$14,447	$—	$88,801
Special Mention	—	—	26	—	—	138	1,121	—	1,285
Substandard	—	141	—	—	—	—	—	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,680	$20,719	$14,021	$11,901	$12,920	$10,418	$15,568	$—	$90,227

Commercial and Industrial
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk Rating
Pass	$1,597	$37,728	$36,617	$47,995	$32,776	$79,510	$45,246	$—	$281,469
Special Mention	—	—	—	242	2,034	4,108	1,025	—	7,409
Substandard	—	—	—	—	8	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,597	$37,728	$36,617	$48,237	$34,801	$83,618	$46,271	$—	$288,886

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$6,277	$58,306	$50,612	$59,896	$45,696	$89,790	$59,693	$—	$370,270
Special Mention	—	—	26	242	2,034	4,246	2,146	—	8,694
Substandard	—	141	—	—	8	—	—	—	149
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,277	$58,447	$50,638	$60,138	$47,738	$94,036	$61,839	$—	$379,113
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$1,198	$12,063	$18,064	$16,066	$18,828	$26,098	$—	$—	$92,317
Nonperforming	—	—	—	—	36	359	—	—	395
Total	$1,198	$12,063	$18,064	$16,066	$18,864	$26,457	$—	$—	$92,712

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$2,486	$2,056	$1,212	$565	$417	$1,377	$369	$—	$8,482
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,486	$2,056	$1,212	$565	$417	$1,377	$369	$—	$8,482

Consumer
Current period gross charge-offs	$28	$29	$—	$—	$—	$—	$—	$—	$57

Total
Payment Performance
Performing	$3,684	$14,119	$19,276	$16,631	$19,245	$27,475	$369	$—	$100,799
Nonperforming	—	—	—	—	36	359	—	—	395
Total	$3,684	$14,119	$19,277	$16,631	$19,281	$27,834	$369	$—	$101,194

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	$21,847	$14,723	$13,067	$14,042	$6,017	$5,292	$15,019	$—	$90,007
Special Mention	—	26	—	—	—	128	1,133	—	1,287
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,847	$14,752	$13,067	$14,042	$6,017	$5,459	$16,152	$—	$91,294

Commercial and industrial
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk Rating
Pass	$29,246	$35,721	$48,569	$34,671	$26,562	$57,441	$55,141	$—	$287,351
Special Mention	—	—	242	2,050	—	2,121	—	—	4,413
Substandard	—	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,246	$35,721	$48,811	$36,721	$26,562	$59,657	$55,141	$—	$291,859

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$51,093	$50,444	$61,636	$48,713	$32,579	$62,733	$70,160	$—	$377,358
Special Mention	—	26	242	2,050	—	2,249	1,133	—	5,700
Substandard	—	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—	—
Total	$51,093	$50,470	$62,878	$50,763	$32,579	$65,077	$71,293	$—	$383,153
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity (in thousands):

								Revolving	Revolving
								Loans	Loans
								Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$12,036	$18,297	$16,343	$19,476	$5,687	$21,046	$—	$—	$92,885
Nonperforming	—	—	—	38	—	441	—	—	479
Total	$12,036	$18,297	$16,343	$19,514	$5,687	$21,487	$—	$—	$93,364

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$2,484	$1,396	$674	$456	$385	$953	$371	$—	$6,719
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,484	$1,396	$674	$456	$385	$953	$371	$—	$6,719

Consumer
Current period gross charge-offs	$138	$—	$—	$—	$—	$—	$—	$—	$138

Total
Payment Performance
Performing	$14,520	$19,693	$17,017	$19,932	$6,072	$21,999	$371	$—	$99,604
Nonperforming	—	—	—	38	—-	441	—	—	479
Total	$14,520	$19,693	$17,017	$19,970	$6,072	$24,440	$371	$—	$100,083
Current period gross charge-offs	$138	$—	$—	$—	$—	$—	$—	$—	$138

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

Three Months Ended March 31, 2024 and 2023

(In thousands)

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

Loan Portfolio Aging Analysis

As of March 31, 2024

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$135	$66	$165	$75	$441	$89,786	$90,227
Commercial real estate	—	—	242	7	249	288,637	288,886
Residential	266	68	—	395	729	91,983	92,712
Installment	3	8	—	—	11	8,471	8,482
Total	$404	$142	$407	$477	$1,430	$478,877	$480,307

Loan Portfolio Aging Analysis

As of December 31, 2023

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Insustrial	$10	$48	$154	$—	$212	$91,082	$91,294
Commercial real estate	—	242	—	8	250	291,609	291,859
Residential	201	—	—	479	680	92,684	93,364
Installment	5	—	—	—	5	6,714	6,719
Total	$216	$290	$154	$487	$1,147	$482,089	$483,236

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2024:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$—	$75	$75	$165	$240
Commercial real estate	7	—	7	242	249
Residential	395	—	395	—	395
Installment	—	—	—	—	—
Total	$402	$75	$477	$407	$884

The Company recognize $16,500 interest income on nonaccrual loans during the period ended March 31, 2024.

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2023:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$—	$—	$—	$154	$154
Commercial real estate	8	—	8	—	8
Residential	479	—	479	—	479
Consumer	—	—	—	—	—
Total	$487	$—	$487	$154	$641

The Company did recognized approximately $13,000 interest income on nonaccrual loans during the the period ended December 31, 2023.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended
	March 31,
	2024	2023

	(In thousands)
Service cost	$81	$76
Interest cost	81	78
Expected return on assets	(156)	(133)
Amortization of prior service cost and net loss	(22)	10

Pension (contra expense) expense	$(16)	$31

All components of pension expense are reflected within the salaries and employee benefits line of the consolidated income statement.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2024	2023

	(In thousands)
Commercial loans unused lines of credit	$82,940	$93,773
Commitment to originate loans	80,901	91,710
Consumer open end lines of credit	35,453	37,024
Standby lines of credit	136	136

During the three months ended March 31, 2024, there was no change in the provision for credit expense for off balance sheet exposure of $224,000.

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2024	2023

	(In thousands)
Net unrealized loss on securities available-for-sale	$(9,339)	$(8,922)
Net unrealized loss for unfunded status of defined benefit plan liability	(543)	(543)
	(9,882)	(9,465)
Less: Tax effect	2,075	1,987
Net-of-tax amount	$(7,807)	$(7,478)

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

Three Months Ended March 31, 2024 and 2023

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2024
U.S. government agencies	$27,083	$—	$27,083	$—
Subordinated Notes	24,942	—	24,942	—
State and municipal obligations	199,782	—	199,782	—

December 31, 2023
U.S. government agencies	$44,268	$—	$44,268	$—
Subordinated Notes	24,300	—	24,300	—
State and municipal obligations	174,192	—	174,192	—

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Chief Lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

discounts and estimates are developed by the Company’s Chief Lender by comparison to historical results. At March 31, 2024, the Company has a $75,000 collateral dependent loan that is fully reserved.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
March 31, 2024
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	—	—	—	—

December 31, 2023
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	3,273	—	—	3,273

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	12/31/23	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	3,273	Market comparable properties	Marketability discount	10% – 35%

There were no significant changes in the valuation techniques used during 2024.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2024:

Financial assets
Cash and cash equivalents	$46,877	$46,877	$—	$—
Loans, net of allowance	476,437	—	—	454,374
Federal Home Loan Bank	3,979	—	3,979	—
Accrued interest receivable	3,811	—	3,811	—

Financial liabilities
Deposits	625,750	—	623,562	—
Securities sold under repurchase agreements	37,805	—	37,805	—
Subordinated debentures	23,802	—	21,948	—
Advance Federal Home Loan Bank	75,000	—	73,902	—
Interest payable	609	—	609	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2023:

Financial assets
Cash and cash equivalents	$40,770	$40,770	$—	$—
Loans, net of allowance	479,318	—	—	459,759
Federal Home Loan Bank stock	3,979	—	3,979	—
Accrued interest receivable	4,098	—	4,098	—

Financial liabilities
Deposits	621,459	—	623,813	—
Short term borrowings	26,781	—	26,781	—
Subordinated debentures	23,787	—	22,146	—
Advance Federal Home Loan Bank	75,000	—	74,911	—
Interest payable	579	—	579	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

Loans

Fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2024 and December 31, 2023.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
March 31, 2024	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$37,805	$—	$—	$—	$37,805
Total	$37,805	$—	$—	$—	$37,805

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

	Overnight and			Greater than
December 31, 2023	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$23,787	$—	$—	$—	$23,787
Total	$23,787	$—	$—	$—	$23,787

These borrowings were collateralized with State and municipal obligations with a carrying value of $47.1 million at March 31, 2024 and $41.1 million at December 31, 2023. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	Three Months Ended March 31, 2024			Year Ended December 31, 2023
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	819	222	1,041	781	260

The estimated aggregate future amortization expense for each of the next two years for intangible assets remaining as of March 31, 2024 is as follows (in thousands):

2024	$114
2025	108

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of March 31, 2024 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:           Advances from the Federal Home Loan Bank

At March 31, 2024, advance from the Federal Home Loan Bank were $75 million. The Company had $75 million of advances from the Federal Home Loan Bank at December 31, 2023.

At March 31, 2024, required repayments on Federal Home Loan Bank advances were for year ending December 31, 2026 are $20 million (4.39% fixed rate), December 31, 2027 are $35 million (4.24% fixed rate) and December 31, 2028 are $20 million (4.11% fixed rate).

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

(In thousands)

Note 11: Restricted Stock Plan

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2024, and changes during the three months ended March 31, 2024, is presented below:

	Weighted-
	Average
	Grant-Date
	Shares	Fair Value
Nonvested, beginning of year	217,500	$11.79
Granted	124,290	11.66
Vested	(62,500)	13.35
Forfeited	—	—
Nonvested, end of year	279,290	$11.62

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months ended March 31, 2024 and 2023 was $543,000 and $445,000, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discusses the consolidated financial condition of the Company as of March 31, 2024, as compared to December 31, 2023, and the results of consolidated operations for the three months ended March 31, 2024, compared to the same period in 2022. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

Our Company reported diluted earnings per share of $0.35 and net income of $1,993,000 for the three months ended March 31, 2024. This compares to diluted earnings per share of $0.33 and net income of $1,888,000 reported in the first quarter of the previous year.

We are pleased to report on the earnings performance of United Bancorp, Inc. (UBCP) for the first quarter ended March 31, 2024. For the quarter, our Company achieved solid net income and diluted earnings per share results of $1,993,000 and $0.35, which were respective increases of $105,000, or 5.6%, and $0.02, or 6.1%, over the results achieved during the first quarter of last year. As we started the current year, the interest rate forecast by most economists and the financial markets indicated that we could expect seven rate cuts this year, which, overall, was projected to be favorable for our industry. As we progressed through and ended the first quarter, it became apparent that interest rates will be higher for longer, with potentially only two rate cuts this year now forecast to occur much later in the year than originally anticipated. This higher for longer posturing of the Federal Open Market Committee of the Federal Reserve (FOMC) is creating different challenges for our industry and putting pressure on the net interest margins and bottom-line performances of most financial institutions. Unified Bank is not immune from these same challenges and, even though our performance improved in the first quarter of 2024 over the previous year, we are currently feeling this aforementioned pressure. Regardless of this challenge, we are very happy with the present performance of our Company. In addition, we continue to focus on growing and leveraging our foundation, which should be of benefit and lead to higher performance in future periods.

At March 31, 2024 and as previously mentioned, United Bancorp, Inc. (UBCP) did achieve a higher level of bottom-line earnings on a year-over-year basis. But, like most other financial institutions in the current “higher for longer” interest rate environment in which we are operating, our Company did also experience a decline in the level of net interest income that it achieved. Even though our total interest income realized on a year-over-year basis was higher by $1.4 million, or 17.2%, our total interest expense increased by $1.7 million, or 96.4%, during the same time period. Accordingly, the level of net interest income that we achieved declined by ($308,000), or (4.8%), to a level of $6.1 million. In addition, UBCP’s net interest margin declined by twenty-nine basis points (-29 bps) over the previous year, to a level of 3.46%, as of the most recently ended quarter. Even though our Company’s total assets declined from last year by $13.5 million, or 1.6%, to a level of $834.0 million due to a runoff in retail deposit funding and cash balances, we were able to generate a higher level of total interest income due to our loans outstanding continuing to reprice in a higher interest rate environment along with our gross loans increasing $16.6 million, or 3.6%, to a level of $480.3 million as of this year’s quarter-end. In addition, our investment securities balances increased by $17.8 million, or 7.5%, year-over-year to a level of $255.8 million. But, as mentioned, this increase in total interest income was more than offset by the increase in total interest expense experienced by UBCP. Our Company’s total interest expense increased even though total deposits decreased by $27.6 million year-over-year. The increase in our Company’s total interest expense can be attributed to both the change in the mix of our retail depository funding from lower cost demand and savings balances to higher cost term funding, along with having a previously disclosed $75.0 million Federal Home Loan Bank (FHLB) Advance which we originated in mid-March of 2023 for the entirety of this year’s first quarter. Relating to the change in the mix of our retail funding, lower cost demand and savings balances decreased by (-$66.8) million, or 12.6%, while higher cost time balances increased by $39.2 million or 31.6%. Of importance, our Company does not have any brokered deposits and total uninsured deposits as of March 31, 2024 totaled 18.2%, which is very low compared to industry standards.

Even with a compressing net interest margin and declining net interest income, United Bancorp, Inc. (UBCP) was able to achieve a higher level of earnings year-over-year as of March 31, 2024 due to a few strategies that started to gain traction in or were successfully implemented and carried out during the first quarter. As we have previously mentioned, our Company started Unified Mortgage in the fourth quarter of last year, a mortgage products and services division with a more dedicated focus on mortgage production for our Company. We are starting to see some positive results as a result of this effort, with a net realized gain on the sale of loans of $77,000

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

during the quarter. We firmly believe that the revenue production from this enhanced new focus on mortgage production will continue to increase in future quarters as we further scale it out. In addition, we executed on a securities portfolio rebalancing initiative early in the first quarter of the current year by selling a portion of our lower-yielding investment securities and reinvesting those balances into higher yielding investment securities, which improved our Company’s overall portfolio yield and better positioned our portfolio for the projected downward change in rates. Specifically, we sold $25.0 million in municipal and agency securities and reinvested a like amount in new municipal security offerings that yielded an additional 1.23% on a taxable equivalent basis. Although this strategy did lead to a loss on sale of ($194,000) which negatively impacted our Company’s noninterest income during the most recently ended quarter it did add to our interest income stream and has a break-even of approximately eight months. Most importantly, this securities portfolio rebalance strategy will be accretive to our bottom-line earnings in the current year. In addition, if interest rates do drop as anticipated, it will give our Company valuable call protection in a falling rate environment. Relating to the noninterest expense of UBCP, even though Unified Bank has taken on some additional expenses relating to our revenue enhancement and growth initiatives such as our recently implemented Unified Mortgage focus and the announcement of our new Wheeling Banking Center (which is soon to begin construction), our Company was able to successfully apply and be approved for an Employee Retention Credit (ERC) in the first quarter. This tax credit helped offset the expenses associated with these new initiatives along with other expenses including the one-time expenses attributed to our securities portfolio rebalancing strategy and benefits payouts recognized during the first quarter and led to the year-over-year reduction in UBCP’s noninterest expense of ($600,000). In the quarter-ended March 31, 2024, the net result of the realization of these aforementioned nonrecurring expense items and the tax credit led to an increase in our Company’s net income of approximately $271,000 and diluted earnings per share of $0.05.

Even with our Company’s higher investment securities balances as of March 31, 2024 and the increase in market rates over the course of the first quarter of this year, our Company’s accumulated other comprehensive loss, net of taxes (AOCI) remained relatively stable at $7.8 million, an increase of $77,000 year-over-year. With this year-over-year stability in AOCI and an increase in our retained earnings, our shareholders equity improved to a level of $63.2 million, an increase of $4.2 million, or 7.1%, and our book value improved to $10.62, an increase of $0.56, or 5.6%. Overall, our Company continues to be considered well-capitalized from a regulatory perspective with equity to assets of 7.6%, which is up from 7.0% from the same period last year. With the overall quality of our investment portfolio, our well capitalized position, our solid liquidity position and our low level of uninsured deposits, we firmly believe that any issues which could potentially create a risk to our capital and capital position are very minimal.

Even with the continued heightened inflation levels and related increases in interest rates that may be impacting some of our borrowers with higher operating costs and rate resets to higher interest rate levels on their loans, we have successfully maintained credit-related strength and stability within our loan portfolio. As of March 31, 2024, our Company’s total nonaccrual loans and loans past due 30 plus days were $1.43 million, or 0.30% of gross loans, which is up from last year by $901,000. Also, as of the most recently ended quarter, United Bancorp, Inc.’s (UBCP) nonperforming assets to total assets was a very respectable 0.51%, a seven-basis point increase over the previous year. Further highlighting the overall strength of our loan portfolio, our Company had net loans charged off of (-$28,000), which is (-0.01%) of average loans. With the enhanced loan credit reserve build-up under CECL over the course of the past year and our Company’s stable and solid credit quality metrics, we did not have a provision for credit losses in the most recently ended quarter, which matched last year. We are very happy that we were able to forgo, once again, a credit provision in the current year due to our Company’s overall solid credit quality, while maintaining a total allowance for credit losses to total loans of 0.81% and having a total allowance for credit losses to nonperforming loans of 438%. Overall, we firmly believe that we are presently well reserved with very strong coverage.

United Bancorp, Inc. (UBCP), like most banking organizations, is currently feeling the pressure of operating in an environment wherein monetary policy has driven interest rates higher for a longer duration than many of us anticipated which is creating different challenges for us and all banks. But, overall, we are very happy with the solid financial performance that our Company achieved during the first quarter of 2024. As previously mentioned, both our net income and diluted earnings per share are higher than the levels that we produced in the first quarter of the previous year. But, as you might expect in this higher-for-longer interest rate environment in which we are presently operating, our Company did experience a decline in the level of net interest income that it realized and compression of its net interest margin in the most recently ended quarter for the first time in quite a while. Even though UBCP experienced year-over-year, double-digit percentage growth in the level of total interest income that it generated this past quarter, our Company experienced a greater increase in the total interest expense that it incurred, which caused the aforementioned decline in our net interest income. Fortunately for our Company, taking the $75.0 million advance from the Federal Home Loan Bank (FHLB) toward the end of the first quarter of last year (at terms which are now considered very competitive) has helped us to somewhat mitigate this decline in our net interest income by affording us the ability to be more selective in the pricing of our offering rates on our interest-bearing depository products. Although

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

the interest levels that we are paying on our depository products have increased in the current environment in which we are operating, this wholesale funding from the FHLB has helped us to somewhat control our interest expense levels while maintaining very adequate liquidity levels. With a present net interest margin of 3.46% as of March 31, 2024, we believe that this performance metric compares favorably to that of our peer group and industry at present.

With the current pressure on our net interest margin and net interest income, United Bancorp, Inc. (UBCP) is focused on controlling its net noninterest margin. Regarding the noninterest income-side of the noninterest margin, some fee generating services and lines of business continue to be under attack by both regulatory and political authorities, which has ultimately put pressure on the level of noninterest income that our Company is able to realize. Accordingly (and, instead of dwelling on this negative reality), UBCP is looking to find new alternatives to generating additional levels of both noninterest income and other sources of revenue. One of these new alternatives is our focus on enhancing our mortgage origination function with the development of Unified Mortgage, which is beginning to help our Company generate higher levels of fee income with the heightened production and sale of secondary market mortgage products, along with the enhancement of our interest income levels through the origination of higher levels of portfolio-type mortgage products. Another alternative is our stronger commitment to developing our Treasury Management function, which offers fee-based services to our commercial customers in the areas of cash management and payments that produces noninterest income in addition to helping to control interest expense by generating a higher level of low or no-cost depository balances for our Company. Lastly, another alternative to enhancing the overall performance of UBCP (and, one that should strongly contribute to our Company attaining its goal growing its total assets to a level of $1.0 billion or greater) is the development of our newest banking center, which is soon to be constructed in the highly favorable market of Wheeling, West Virginia. Our Company already has many solid customer relationships in this coveted marketplace and we firmly believe that by finally having a “brick-and-mortar” location therein, we will be able to more fully leverage these already existing relationships, while having the opportunity to build many new relationships within this prime market. Obviously, these new alternatives that can lead to additional noninterest income and revenue enhancement opportunities for UBCP do have a cost, which will lead to additional expense or overhead for our Company. But, sometimes you have to take one-step back in order to take several-steps forward and that is what we firmly believe that we are doing by undertaking these new initiatives. With the revenue challenges that both we and the players within our industry are currently facing, we firmly believe now is the time for our Company to focus on enhancing and expanding existing lines of business and growing new lines of business thus, achieving the organic growth that will lead to the continued and future relevance of UBCP.

Our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the first quarter of this year, we, once again paid both our regular cash dividend, which increased by $0.0025 to a level of $0.1725, and a special cash dividend of $0.15 for a total payout of $0.3225 for the quarter. This is a 3.2% increase over the total cash dividend paid in the first quarter of the previous year and produces a near-industry leading total dividend yield of 5.81%. This total dividend yield is based on our first quarter cash dividend on a forward basis, plus the special dividend (which combined total $0.84) and our quarter-end fair market value of $14.47. On a year-over-year basis as of March 31, 2024, the fair market value of our Company’s stock remained relatively stable in comparison to the prior year and our Company’s market price to book value was 136%, which compares favorably to current industry standards.

Considering that we continue to operate in a challenging economic and concerning industry-related environment, we are very pleased with our current performance and future prospects. Even with the present threats with which our overall industry is exposed, we are very optimistic about the future growth and earnings potential for United Bancorp, Inc. (UBCP). We firmly believe that with the challenges that our industry has experienced over the course of the past few years, our Company has evolved into a more fundamentally sound organization with a focus on evolving and growing in order to achieve greater efficiencies and scales and generate higher levels of revenue while prudently managing expenses and controlling overall costs. We have and continue to invest in areas that will lead to our continued and future relevancy within our industry. Although such initiatives can stress the short-term performance of our Company, we firmly believe that the will help us fulfil our intermediate and longer-term goals and produce above industry earnings and overall performance. As previously mentioned, we still have a vision of growing UBCP to an asset threshold of $1.0 billion or greater in the near term in a prudent and profitable fashion. We are truly excited about our Company’s direction and the potential that it brings. With a keen focus on continual process improvement, product development and delivery, we firmly believe the future for our Company is very bright.

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

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At March 31, 2024, gross loans were $480.3 million, compared to $483.2 million at December 31, 2023, a decrease of $2.9 million after offsetting repayments for the period. The overall decrease in the loan portfolio was comprised of a $4.0 million decrease in commercial and commercial real estate loans and a $652,000 decrease in real estate lending and a $1.8 million increase in installment loans since December 31, 2023.

Commercial and commercial real estate loans comprised 78.9% of total loans at March 31, 2024, compared to 79.4% at December 31, 2023. Commercial and commercial real estate loans have decreased $4.0 million, or approximately 1.0% since December 31, 2023. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 1.8% of total loans at March 31, 2024 and 1.4% at December 31, 2023. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have increased $1.8

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

million, or 26.24%, since December 31, 2023. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 19.3% of total loans at March 31, 2024 and 19.3% at December 31, 2023, representing a decrease of $652,000, less than 1% since December 31, 2023. At March 31, 2024, the Company did not hold any loans for sale.

The allowance for credit losses totaled $3.9 million at March 31, 2024, which represented 0.81% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb credit losses over the life of the loan portfolio. Net loan (recoveries) charge-offs (exclusive of overdrafts net charge-offs of $19,000) for the three months ended March 31, 2024 were approximately $29,000 . Net loans charged off (exclusive of overdrafts net charge-offs $23,000) was ($4,000) for the three months ended March 31, 2023. The Company adopted ASU No. 2016-13 effective January 1, 2023. The impact of the adoption was a $2.4 million increase in the allowance for credit losses.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2024 increased approximately $9.0 million from December 31, 2023 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2024, total core deposits (interest and non interest bearing accounts and savings) increased approximately $4.3 million, or 0.7% from December 31, 2023 totals. The Company’s savings accounts decreased $2.0 million or 1.5% from December 31, 2023 totals. The Company’s interest-bearing and non-interest bearing demand deposits decreased $5.7 million while certificates of deposit under $250,000 increased by $12.0 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2024, certificates of deposit greater than $250,000 increased $176,000 or less than 1.0%, from December 31, 2023 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $11.0 million from December 31, 2023 totals. At March 31, 2024, the Company has $75 million of fixed rate advances that mature over the next 2 to 4 years. Refer to footnote 10 for further information.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net Income

The reported diluted earnings per share was $0.35 for the quarter ended March 31, 2024 compared to $0.33 for the quarter ended March 31, 2023, an increase of 6.1%.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income

Net interest income decreased $308,000 or 4.8% for the three months ended March 31, 2024 compared to the same period in 2023.

Provision for Credit Losses

The Company did not record a provision for credit losses during the three months ended March 31, 2024 and 2023.

Noninterest Income

Noninterest income of the Company decreased $150,000 year-over-year. This decrease was in part due to the loss on the sake of available-for-sale secutrites of $194,000 for the three months ended March 31, 2024.

Noninterest Expense

The Company saw its noninterest expense decreased by $600,000 or 11.1% year-over-year. The Company has taken on some additional expenses relating to our revenue enhancement and growth initiatives such as our recently implemented Unified Mortgage focus and the announcement of our new Wheeling Banking Center. Our Company was able to successfully apply and be approved for an Employee Retention Credit (ERC) in the first quarter. This tax credit helped offset the expenses associated with these new initiatives along with other expenses and the impact of inflation on salaries and employee benefit.

Federal Income Taxes

The provision for federal income taxes was $150,000 for the three months ended March 31, 2024, an increase of $37,000 compared to the same period in 2023. The effective tax rate was approximately 7.0% and 5.6% for the three months ended March 31, 2024 and 2023, respectively.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $63.2 million at March 31, 2024, compared to $63.6 million at December 31, 2023, a $387,000 decrease. Total stockholders’ equity in relation to total assets was 7.58% at March 31, 2024 and 7.76% at December 31, 2023. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.40%
Tier 1 capital ratio	13.40%
Total capital ratio	14.07%
Leverage ratio	9.50%

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

Inflation and Economic Environment

Over the first quarter of 2024, incoming U.S. economic data continue to show consistent growth in the labor market, household consumption, and business investment, even as post-pandemic inflation remains stubbornly elevated. Although headline GDP growth slowed more than expected in the first quarter, underlying demand from households and businesses remained remarkably strong, with the national unemployment rate continuing to remain low. Inflation, however, has been slower to come down than expected after the rapid decline observed in 2023, and the cumulative effect of elevated prices compared with the pre-pandemic era may be weighing on consumer sentiment. The principal mechanism used by the Federal Reserve to combat rising inflation involves increasing interest rates, and it is management’s opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. The Company’s ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company’s performance.

Inflation, however, can directly impact the Company’s performance by potentially reducing the spending power of its borrowers. Higher costs continue to present a risk to the economy. Interest rate levels and energy prices, in combination with global economic conditions and fiscal and monetary policy, will likely continue to impact our results in 2024. The Company continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking past due accounts. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional credit loss provisions as warranted by the extremely fluid economic condition.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide this disclosures.

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal controls over financial that occurred during the Company’s most recent completed fiscal quarterthat has materially or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.     Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.    Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 1/1/2024 to 1/31/2024	––	––	––	––
Month #2 2/1/2024 to 2/29/2024	—	—	––	––
Month #3 3/1/2024 to 3/31/2024	––	––	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. No pucahses were made under the plan during the most recently completed fiscal quarter.

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

/s/ United Bancorp, Inc.

Date: May 15, 2024	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 15, 2024	By:	/s/Randall M. Greenwood
Randall M. Greenwood
EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL AND RISK OFFICER