Form 10-Q
period 2024-06-30
UNITED BANCORP INC /OH/
filed 2024-08-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           June 30, 2024

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 9, 2024, 5,951,278 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$7,994	$7,352
Interest-bearing demand deposits	29,576	33,418
Cash and cash equivalents	37,570	40,770
Available-for-sale securities, net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023	240,124	242,760
Loans, net of allowance for credit losses of $3,989 and $3,918 at June 30, 2024 and December 31, 2023, respectively	480,525	479,318
Premises and equipment	18,576	14,984
Federal Home Loan Bank stock	4,026	3,979
Foreclosed assets held for sale, net	3,393	3,377
Core deposit other intangible asset	197	260
Goodwill	682	682
Accrued interest receivable	4,085	4,098
Deferred federal income tax	3,222	2,409
Bank-owned life insurance	19,644	19,423
Other assets	9,771	7,389
Total assets	$821,815	$819,449
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$332,137	$339,280
Savings	127,866	130,821
Time	163,186	151,358
Total deposits	623,189	621,459
Securities sold under repurchase agreements	30,436	26,781
Subordinated debentures	23,817	23,787
Advances Federal Home Loan Bank	75,000	75,000
Lease liability – finance lease	2,820	2,764
Interest payable and other liabilities	5,956	6,065
Total liabilities	761,218	755,856

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,188,141 shares at June 30, 2024, and 6,063,851 shares at December 31, 2023; outstanding - 5,773,893 and 5,702,685 shares at June 30, 2024 and December 31, 2023, respectively	6,188	6,064
Additional paid-in capital	26,219	25,913
Retained earnings	44,771	44,018
Stock held by deferred compensation plan; 177,385 and 181,803 shares at June 30, 2024 and December 31, 2023	(2,113)	(2,363)
Accumulated other comprehensive loss	(11,219)	(7,478)
Treasury stock, at cost 236,863 and 179,363 shares at June 30, 2024 and December 31, 2023, respectively	(3,249)	(2,561)
Total stockholders’ equity	60,597	63,593
Total liabilities and stockholders’ equity	$821,815	$819,449

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$6,986	$6,126	$13,748	$11,935
Taxable securities	513	685	1,073	1,361
Non-taxable securities	1,847	1,501	3,561	2,857
Federal funds sold	438	936	925	1,262
Dividends on Federal Home Loan Bank stock and other	94	38	192	79
Total interest and dividend income	9,878	9,286	19,499	17,494
Interest expense
Deposits
Demand	444	532	899	952
Savings	30	34	61	68
Time	1,548	921	3,024	1,524
Borrowings	1,654	1,454	3,198	2,182
Total interest expense	3,676	2,941	7,182	4,726
Net interest income	6,202	6,345	12,317	12,768
Credit Loss Expense
Provision for (reversal of) credit loss expense - loans	234	(146)	234	(146)
Provision for (reversal of) credit loss expense - off balance sheet commitments	(130)	—	(130)	—
Provision for (reversal of) credit loss cxpense	104	(146)	104	(146)
Net interest income after credit for (reversal of) credit losses	6,098	6,491	12,213	12,914
Noninterest income
Service charges on deposit accounts	717	777	1,420	1,498
Realized gains on sales of loans	118	7	195	7
Realized gains (losses) on sale of available-for-sale securities	78	—	(116)	—
Other income	271	262	551	557
Total noninterest income	1,184	1,046	2,050	2,062
Noninterest expense
Salaries and employee benefits	2,675	2,470	4,462	5,334
Net occupancy and equipment expense	542	507	1,166	1,004
Professional services	457	343	1,067	729
Insurance	157	154	307	304
Deposit insurance premiums	108	85	216	171
Franchise and other taxes	145	138	293	278
Advertising	124	100	237	200
Stationery and office supplies	30	29	56	59
Amortization of core deposit premium	38	38	75	75
Other expenses	1,394	1,225	2,628	2,373
Total noninterest expense	5,670	5,089	10,507	10,527
Income before federal income taxes	1,612	2,448	3,756	4,449
Federal income taxes (benefit)	(127)	168	24	281
Net income	$1,739	$2,280	$3,732	$4,168
EARNINGS PER COMMON SHARE
Basic	$0.30	$0.40	$0.64	$0.73
Diluted	$0.30	$0.40	$0.64	$0.73
DIVIDENDS PER COMMON SHARE	$0.1750	$0.1650	$0.4975	$0.4775

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2024 and 2023

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$1,739	$2,280	$3,732	$4,168
Unrealized holding losses on securities during the period, net of tax (benefit) of ($891), ($530), ($1,019) and ($101) for each respective period	(3,351)	(1,992)	(3,833)	(386)
Net realized (gain) loss included in net income, net of taxes (benefits) of $(17), $ 0, ($24), and $ 0	(61)	—	92	—
Comprehensive income (loss)	$(1,673)	$288	$(9)	$3,782

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2024 and 2023

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance April 1, 2023	$6,044	$25,172	$(4,376)	$39,895	$(7,730)	$59,005
Net income	—	—	—	2,280	—	2,280
Other comprehensive loss	—	—	—	—	(1,992)	(1,992)
Cash dividends - $0.1650 per share	—	—	—	(952)	—	(952)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—
Deferred compensation plan activity	—	88	(88)	—	—	—
Expense/shares repurchase related to share-based compensation plans	—	68	—	—	—	68
Balance, June 30, 2023	$6,044	$25,328	$(4,464)	$41,223	$(9,722)	$58,409
Balance April 1, 2024	$6,188	$25,998	$(5,246)	$44,073	$(7,807)	$63,206
Net income	—	—	—	1,739	—	1,739
Other comprehensive loss	—	—	—	—	(3,412)	(3,412)
Cash dividends - $0.1750 per share	—	—	—	(1,041)	—	(1,041)
Restricted stock issued	—	—	—	—	—	—
Deferred compensation plan activity	—	84	(84)	—	—	—
Repurchase of common stock	—	—	(32)	—	—	(32)
Expense/shares repurchase related to share-based compensation plans	—	137	—	—	—	137
Balance, June 30, 2024	$6,188	$26,219	$(5,362)	$44,771	$(11,219)	$60,597

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance January 1, 2023	$6,044	$24,814	$(3,730)	$41,945	$(9,336)	$59,737
Net income	—	—	—	4,168	—	4,168
Other comprehensive loss	—	—	—	—	(386)	(386)
Cash dividends - $0.4775 per share	—	—	—	(2,800)	—	(2,800)
Cumulative effect of adoption of ASU 2016-13	—	—	—	(2,090)	—	(2,090)
Deferred compensation plan activity	—	1	(1)	—	—	—
Repurchase of common stock	—	—	(733)	—	—	(733)
Expense/shares repurchase related to share-based compensation plans	—	513	—	—	—	513
Balance, June 30, 2023	$6,044	$25,328	$(4,464)	$41,223	$(9,722)	$58,409
Balance January 1, 2024	$6,064	$25,913	$(4,924)	$44,018	$(7,478)	$63,593
Net income	—	—	—	3,732	—	3,732
Other comprehensive loss	—	—	—	—	(3,741)	(3,741)
Cash dividends - $0.4975 per share	—	—	—	(2,979)	—	(2,979)
Resticted stock issued	124	(124)	—	—	—	—
Deferred compensation plan activity	—	(250)	250	—	—	—
Repurchase of common stock	—	—	(688)	—	—	(688)
Expense/shares repurchase related to share-based compensation plans	—	680	—	—	—	680
Balance, June 30, 2024	$6,188	$26,219	$(5,362)	$44,771	$(11,219)	$60,597

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2024 and 2023

(In thousands except per share data)

(Unaudited)

	Six months ended
	June 30,
	2024	2023
Operating Activities
Net income	$3,732	$4,168
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	225	267
Amortization of intangible asset	75	75
Depreciation and amortization	366	493
Expense related to share based compensation plans	680	513
Provision for (reversal of) credit loss expense and unfunded commitments	104	(146)
Increase in value of bank-owned life insurance	(221)	(215)
Gain on sale of loans	(195)	(7)
Proceeds from sale of loans held for sale	6,219	361
Originations of loans held for sale	(6,024)	(354)
Loss on sale of available-for-sale securities	116	—
Loss on sale or write down of foreclosed assets	7	44
Amortization of debt instrument costs	30	30
Net change in accrued interest receivable and other assets	(2,397)	(1,317)
Net change in accrued expenses and other liabilities	(52)	(282)

Net cash provided by operating activities	2,665	3,630

Investing Activities
Securities available for sale:
Maturities, prepayments, sales and calls	32,466	260
Purchases	(34,906)	(19,446)
Net change in loans	(1,151)	(1,525)
Purchase of FHLB stock	(47)	(3,149)
Redemption of Federal Home Loan Bank Stock	—	1,669
Purchases of premises and equipment	(3,958)	(526)
Proceeds from sale of foreclosed and fixed assets	13	16

Net cash used in investing activities	(7,583)	(22,701)

Financing Activities
Net change in deposits	$1,730	$(6,297)
Net change in securities sold under repurchase agreements	3,655	5,584
Proceeds from Federal Home Loan Bank advances	—	75,000
Repurchase of common stock	(688)	(733)
Cash dividends paid on common stock	(2,979)	(2,800)
Net cash provided by financing activities	1,718	70,754

Increase (Decrease) in Cash and Cash Equivalents	(3,200)	51,683
Cash and Cash Equivalents, Beginning of Period	40,770	30,080

Cash and Cash Equivalents, End of Period	$37,570	$81,763

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$7,186	$4,924

Federal income taxes paid	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$35	$—

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2024, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2023 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2023 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.6 million and $2.7 mllion at June 30, 2024 and December 31, 2023, respectively and is included within the line item accrued interest receivable on the consolidated balance sheets. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.4 million and $1.1 million at June 30, 2024 and December 31, 2023, respectively and is included in the line item accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The impact of the change from the incurred loss model to the current expected credit loss model is detailed below.

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended June 30, 2024
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,739
Less allocated earnings on non-vested restricted stock	(31)
Less allocated dividends on non-vested restricted stock	(49)
Net income allocated to common stockholders	1,659
		5,629,558
Basic and diluted earnings per share			$0.30

	Three Months Ended June 30, 2023
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,280
Less allocated earnings on non-vested restricted stock	(16)
Less allocated dividends on non-vested restricted stock	(34)
Net income allocated to common stockholders	2,230
		5,496,049
Basic and diluted earnings per share			$0.40

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

	Six Months Ended June 30, 2024
		Weighted -	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$3,732
Less allocated earnings on non-vested restricted stock	(52)
Less allocated dividends on non-vested restricted stock	(139)
Net income allocated to common stockholders	3,541
		5,565,391
Basic and diluted earnings per share			$0.64

	Six Months Ended June 30, 2023
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$4,168
Less allocated earnings on non-vested restricted stock	(115)
Less dividends on non-vested restricted stock	(94)
Net income allocated to common stockholders	3,959
		5,490,620
Basic and diluted earnings per share			$0.73

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

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2024:
U.S. government agencies	$22,500	$—	$(415)	$22,085
State and municipal obligations	202,312	256	(9,959)	192,609
Subordinated notes	28,970	—	(3,540)	25,430
Total debt securities	$253,782	$256	$(13,914)	$240,124

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
December 31, 2023:
U.S. government agencies	$45,000	$—	$(732)	$44,268
State and municipal obligations	177,670	2,264	(5,742)	174,192
Subordinated notes	29,013	—	(4,713)	24,300
Total debt securities	$251,683	$2,264	$(11,187)	$242,760

There was no allowance for credit losses at June 30, 2024 or December 31, 2023.

The amortized cost and fair value of available-for-sale securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under 1 year	$10,000	$9,947
One to five years	15,070	14,643
Five to ten years	29,569	25,774
Over ten years	199,143	189,760
Totals	$253,782	$240,124

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $74.8 million and $72.8 million at June 30, 2024 and December 31, 2023, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2024 was $215.3 million, which represented 90% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2023 was $123.1 million, which represented less than 51% of the Company’s available-for-sale.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$22,085	$(415)	$22,085	$(415)
State and municipal obligations	119,745	(1,762)	48,104	(8,197)	167,849	(9,959)
Subordinated notes	4,325	(175)	21,105	(3,365)	25,430	(3,540)
Total temporarily impaired securities	$124,070	$(1,937)	$91,294	$(11,977)	$215,364	$(13,914)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$—	$—	$44,268	$(732)	$44,268	$(732)
Subordinated notes	3,717	(799)	20,583	(3,914)	24,300	(4,713)
State and municipal obligations	3,365	(12)	51,163	(5,730)	54,528	(5,742)
Total temporarily impaired securities	$7,082	$(811)	$116,014	$(10,376)	$123,096	$(11,187)

The unrealized losses on the Company’s 183 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to have credit impairment at June 30, 2024.

The Company recorded a gain on the sale of available – for – sale securities of approximately $78,000 for the three months ended June 30, 2024 and loss of approximately $116,000 for the six month ended June 30, 2024. The Company sold $20.3 million in securities for a loss of $228,000 and sold $7.2 million in securities for a gain of $112,000. The Company wanted to rebalance a portion of its security portfolio during the first half of 2024. There were no sales of investment securities for the three and six months ended June 30, 2023.

Note 3:      Loans and Allowance for Credit Losses

Categories of loans include:

	June 30,	December 31,
	2024	2023

	(In thousands)
Commercial and Industrial	$94,662	$91,294
Commercial real estate	287,635	291,859
Residential real estate	92,154	93,364
Consumer loans	10,063	6,719

Total gross loans	484,514	483,236

Less allowance for credit losses	(3,989)	(3,918)

Total loans	$480,525	$479,318

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Allowance for Credit Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2024

		Commercial
	Commercial	Real Estate	Residential	Consumer	Total
Allowance for credit losses:

Balance, April 1, 2024	$589	$1,377	$1,783	$121	$3,870
Provision for (reversal of) credit loss exposure	114	36	37	47	234
Losses charged off	(75)	—	(7)	(44)	(126)
Recoveries	—	—	—	11	11
Balance, June 30, 2024	$628	$1,413	$1,813	$135	$3,989
Balance, January 1, 2024	$573	$1,408	$1,843	$94	$3,918
Provision for (reversal of ) credit loss exposure	129	5	(23)	123	234
Losses charged off	(75)	—	(7)	(101)	(183)
Recoveries	1	—	—	19	20
Balance, June 30, 2024	$628	$1,413	$1,813	$135	$3,989

Allocation:

Ending balance: individually evaluated for credit losses	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit losses	$628	$1,413	$1,813	$135	$3,989
Loans:
Ending balance: individually evaluated for credit losses	$66	$7	$237	$—	$310
Ending balance: collectively evaluated for credit losses	$94,596	$287,628	$91,917	$10,063	$484,204

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Allowance for Loan Losses and Recorded Investment in Loans

As of and for the three and six month periods ended June 30, 2023

		Commercial
	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses:

Balance, April 1, 2023	$990	$1,202	$2,156	$104	$4,452
Provision for (reversal of) for credit loss exposure	(93)	(123)	(64)	134	(146)
Losses charged off	—	—	—	(33)	(33)
Recoveries	5	—	—	3	8
Balance, June 30, 2023	$902	$1,079	$2,092	$208	$4,281
Balance, January 1, 2023	$215	$815	$816	$206	$2,052
Impact of adopting ASC 326	755	388	1,379	(103)	2,419
Provision for (reversal of ) for credit loss exposure	(78)	(124)	(103)	159	(146)
Losses charged off	—	—	—	(62)	(62)
Recoveries	10	—	—	8	18
Balance, June 30, 2023	$902	$1,079	$2,092	$208	$4,281

Allocation:

Ending balance: individually evaluated for impairment	$99	$—	$—	$—	$99
Ending balance: collectively evaluated for impairment	$803	$1,079	$2,092	$208	$4,182
Loans:
Ending balance: individually evaluated for impairment	$99	$—	$—	$—	$99
Ending balance: collectively evaluated for impairment	$89,861	$274,291	$92,072	$6,547	$462,771

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2023

		Commercial
	Commercial	Real Estate	Residential	Consumer	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$573	$1,408	$1,843	$94	$3,918

Loans:
Ending balance: individually evaluated for impairment	$—	$8	$318	$—	$326
Ending balance: collectively evaluated for impairment	$91,294	$291,851	$93,046	$6,719	$482,910

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of June 30, 2024 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	$9,680	$20,129	$13,196	$10,508	$11,956	$9,587	$18,263	$—	$93,319
Special Mention	—	—	26	—	—	141	1,110	—	1,277
Substandard	—	66	—	—	—	—	—	—	66
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,680	$20,195	$13,222	$10,508	$11,956	$9,728	$19,373	$—	$94,662

Commercial and industrial
Current period gross charge-offs	$—	$75	$—	$—	$—	$—	$—	$—	$75

Commercial real estate
Risk Rating
Pass	$5,196	$37,584	$34,284	$47,485	$33,664	$71,021	$46,458	$—	$275,692
Special Mention	—	—	335	242	—	11,340	—	—	11,917
Substandard	—	—	—	—	—	26	—	—	26
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,196	$37,584	$34,619	$47,727	$33,664	$82,387	$46,458	$—	$287,635

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$14,876	$57,713	$47,480	$57,993	$45,620	$80,608	$64,721	$—	$369,011
Special Mention	—	—	361	242	—	11,481	1,110	—	13,194
Substandard	—	66	—	—	—	26	—	—	92
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,876	$57,779	$47,841	$58,235	$45,620	$92,115	$65,831	$—	$382,297
Current period gross charge-offs	$—	$75	$—	$—	$—	$—	$—	$—	$75

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$3,713	$11,553	$17,719	$15,760	$18,536	$24,617	$—	$—	$91,898
Nonperforming	—	—	—	—	—	256	—	—	256
Total	$3,713	$11,553	$17,719	$15,760	$18,536	$24,873	$—	$—	$92,154

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7

Consumer
Payment Performance
Performing	$4,852	$1,826	$1,065	$480	$377	$1,081	$368	$—	$10,049
Nonperforming	—	14	—	—	—	—	—	—	14
Total	$4,852	$1,840	$1,065	$480	$377	$1,081	$368	$—	$10,063

Consumer
Current period gross charge-offs	$64	$37	$—	$—	$—	$—	$—	$—	$101

Total
Payment Performance
Performing	$8,565	$13,379	$18,784	$16,240	$18,913	$25,698	$368	$—	$101,947
Nonperforming	—	14	—	—	—	256	—	—	270
Total	$8,565	$13,393	$18,784	$16,240	$18,913	$25,954	$368	$—	$102,217
Current period gross charge-offs	$64	$37	$—	$—	$—	$7	$—	$—	$108

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of December 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	$21,847	$14,723	$13,067	$14,042	$6,017	$5,292	$15,019	$—	$90,007
Special Mention	—	26	—	—	—	128	1,133	—	1,287
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,847	$14,749	$13,067	$14,042	$6,017	$5,420	$16,152	$—	$91,294

Commercial and industrial
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk Rating
Pass	$29,246	$35,721	$48,569	$34,671	$26,562	$57,441	$55,141	$—	$287,351
Special Mention	—	—	242	2,050	—	2,121	—	—	4,413
Substandard	—	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,246	$35,721	$48,811	$36,721	$26,562	$59,657	$55,141	$—	$291,859

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$51,093	$50,444	$61,636	$48,713	$32,579	$62,733	$70,160	$—	$377,358
Special Mention	—	26	242	2,050	—	2,249	1,133	—	5,700
Substandard	—	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—	—
Total	$51,093	$50,470	$61,878	$50,763	$32,579	$65,077	$71,293	$—	$383,153
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

								Revolving	Revolving
								Loans	Loans
								Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$12,036	$18,297	$16,343	$19,476	$5,687	$21,046	$—	$—	$92,885
Nonperforming	—	—	—	38	—	441	—	—	479
Total	$12,036	$18,297	$16,343	$19,514	$5,687	$21,487	$—	$—	$93,364

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$2,484	$1,396	$674	$456	$385	$953	$371	$—	$6,719
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,484	$1,396	$674	$456	$385	$953	$371	$—	$6,719

Consumer
Current period gross charge-offs	$138	$—	$—	$—	$—	$—	$—	$—	$138

Total
Payment Performance
Performing	$14,520	$19,693	$17,017	$19,932	$6,072	$21,999	$371	$—	$99,604
Nonperforming	—	—	—	38	—-	441	—	—	479
Total	$14,520	$19,693	$17,017	$19,970	$6,072	$22,440	$371	$—	$100,083
Current period gross charge-offs	$138	$—	$—	$—	$—	$—	$—	$—	$138

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

Loan Portfolio Aging Analysis

As of June 30, 2024

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$45	$—	$167	$66	$278	$94,384	$94,662
Commercial real estate	—	—	242	7	249	287,386	287,635
Residential	306	25	—	275	606	91,548	92,154
Consumer	—	—	—	14	14	10,049	10,063
Total	$351	$25	$409	$362	$1,147	$483,367	$484,514

Loan Portfolio Aging Analysis

As of December 31, 2023

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial	$10	$48	$154	$—	$212	$91,082	$91,294
Commercial real estate	—	242	—	8	250	291,609	291,859
Residential	201	—	—	479	680	92,684	93,364
Installment	5	—	—	—	5	6,714	6,719
Total	$216	$290	$154	$487	$1,147	$482,089	$483,236

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2024:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial	$66	$—	$66	$167	$233
Commercial real estate	7	—	7	242	249
Residential	275	—	275	—	275
Consumer	14	—	14	—	14
Total	$362	$—	$362	$409	$771

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company did recognized approximately $13,000 and $ 20,000 interest income on nonaccrual loans during the the period ended June 30, 2024 and 2023, respectively.

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

Occasionally, the Bank modifies loans to borrowers in financial distress by providing term extension, other-than-significant payment delay or interest rate reduction. In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as an interest rate reduction, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as term extension, may be granted.

For the three and six months ended June 30, 2024 and 2023, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

As of June 30, 2024 and December 31, 2023, the Bank has not initiated formal proceedings on any loans that have not been transferred into foreclosed assets.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Service cost	$81	$76	$162	$152
Interest cost	81	78	162	156
Expected return on assets	(156)	(133)	(312)	(266)
Amortization (accretion) of prior service cost and net loss	(22)	(10)	(44)	(20)

Pension (contra expense) expense	$(16)	$11	$(32)	$22

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2024	2023

	(In thousands)
Commercial loans unused lines of credit	$71,044	$93,773
Commitment to originate loans	69,766	91,710
Consumer open end lines of credit	35,939	37,024
Standby lines of credit	136	136

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following table present the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in interest payable and other liabilities on the consolidated statement of financial condition for the three and six months ended June 30, 2024 and 2023.

June 30,
2024

Balance – December 31, 2023	$224
Provision for (reversal of) credit losses	—
Balance – March 31, 2024	$224
Provision for (reversal of) credit losses	(130)
Balance – June 30, 2024	$94

June 30,
2023

Balance – December 31, 2022	$—
Impact of adopting ASC 326	224
Provision for (reversal of) credit losses	—
Balance – March 31, 2023	$224
Provision for (reversal of) credit losses	—
Balance – June 30, 2023	$224

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2024	2023

	(In thousands)
Net unrealized loss on securities available-for-sale	$(13,658)	$(8,922)
Net unrealized loss for unfunded status of defined benefit plan liability	(543)	(543)
	(14,201)	(9,465)
Less: Tax effect	2,982	1,987
Net-of-tax amount	$(11,219)	$(7,478)

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

Level 3	Unobservable inputs that are supported by little or no market activity and th$at are significant to the fair value of the assets or liabilities

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2024
U.S. government agencies	$22,085	$—	$22,085	$—
Subordinated Notes	25,430	—	25,430	—
State and municipal obligations	192,609	—	192,609	—

December 31, 2023
U.S. government agencies	$44,268	$—	$44,268	$—
Subordinated Notes	24,300	—	24,300	—
State and municipal obligations	174,192	—	174,192	—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2024
Collateral dependent loans	$310	$—	$—	$—
Foreclosed assets held for sale	120	—	—	120

December 31, 2023
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	3,273	—	—	3,273

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	6/30/24	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$310	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	120	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/23	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	3,273	Market comparable properties	Marketability discount	10% – 35%

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2024:

Financial assets
Cash and cash equivalents	$37,570	$37,570	$—	$—
Loans, net of allowance	480,525	—	—	459,062
Federal Home Loan Bank stock	4,026	—	4,026	—
Accrued interest receivable	4,085	—	4,085	—

Financial liabilities
Deposits	623,189	—	625,014	—
Securities sold under agreements to repurchase	30,436	—	30,436	—
Subordinated debentures	23,817	—	22,277	—
Advance Federal Home Loan Bank	75,000	—	74,024	—
Interest payable	575	—	575	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2023:

Financial assets
Cash and cash equivalents	$40,770	$40,770	$—	$—
Loans, net of allowance	479,318	—	—	459,759
Federal Home Loan Bank stock	3,979	—	3,979	—
Accrued interest receivable	4,098	—	4,098	—

Financial liabilities
Deposits	621,459	—	623,813	—
Short term borrowings	26,781	—	26,781	—
Subordinated debentures	23,787	—	22,146	—
Advance Federal Home Loan Bank	75,000	—	74,911	—
Interest payable	579	—	579	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2024 and December 31, 2023.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
June 30, 2024	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$30,436	$—	$—	$—	$30,436
Total	$30,436	$—	$—	$—	$30,436

	Overnight and			Greater than
December 31, 2023	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$26,781	$—	$—	$—	$26,781
Total	$26,781	$—	$—	$—	$26,781

These borrowings were collateralized with state and municipal obligations with a carrying value of $46.0 million at June 30, 2024 and $41.1 million at December 31, 2023. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	Six Months Ended June 30, 2024			Year Ended December 31, 2023
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	844	197	1,041	781	260

The estimated aggregate future amortization expense remaining as of June 30, 2024 is as follows (in thousands):

2024	$89
2025	108

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of June 30, 2024 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 10:           Advances from the Federal Home Loan Bank

At June 30, 2024 and December 31, 2023, advances from the Federal Home Loan Bank were $75 million.

At June 30, 2024, required annual payments on Federal Home Loan Bank advances were for year ending December 31, 2026 $20 million (4.39% fixed rate), December 31, 2027 $35 million (4.24% fixed rate) and December 31, 2028 $20 million (4.11% fixed rate).

Note 11: Restricted Stock Plan

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2024, and changes during the six months ended June 30, 2024, is presented below:

	Weighted-
	Average
	Grant-Date
	Shares	Fair Value
Nonvested, beginning of year	217,500	$11.79
Granted	124,290	11.66
Vested	(62,500)	13.35
Forfeited	—	—
Nonvested, end of year	279,290	$11.62

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and six months ended June 30, 2024 and 2023 was $137,000 and $680,000 and $68,000 and $513,000, respectively. As of June 30, 2024 and 2023, there was $1,957,000 and $803,000, respectively, of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6.3 years.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the consolidated financial condition of the Company as of June 30, 2024, as compared to December 31, 2023, and the results of consolidated operations for the three and six months ended June 30, 2024, compared to the same period in 2023. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.30 and net income of $1,739,00 for the three months ended June 30, 2024. For the first six months of the current year, UBCP reported diluted earnings per share of $0.64 and net income of $3,732,000.

We are happy to report on the solid earnings and, overall, stable performance of United Bancorp, Inc. (UBCP) for the second quarter ended June 30, 2024 and year to date. For the quarter, our Company produced net income and diluted earnings per share results of $1,739,000 and $0.30, which were respective decreases of $540,000 and $0.10 from the results achieved for the second quarter of the previous year. For the first six months of 2024, UBCP produced net income and diluted earnings per share of $3,732,000 and $0.64, which were respective decreases of $436,000 and $0.09 compared to the results achieved for the same period in 2023. As we navigated the first six months of 2024, our Company, like most companies operating in the financial services industry, are fighting the battle of both net interest margin compression and limited or decreasing growth as interest rates remained elevated and economic activity was relatively stagnant. As we started the current year, the interest rate forecast by most economists and the financial markets indicated that we could expect up to seven rate cuts throughout the year, which, overall, was projected to be favorable for our industry as it would help control funding costs. As we progressed through the first half of the current year and ended the second quarter, interest rates have been higher for longer than anticipated, with the potential of fewer rate cuts this year. This higher for longer posturing of the Federal Open Market Committee of the Federal Reserve (FOMC) is creating challenges for our industry by putting pressure on the net interest margins and bottom-line performances of many financial institutions. In addition, it has also been challenging for many financial institutions to grow their balance sheets and optimally leverage their capital as economic activity in the current year has been fairly stagnant overall, as evidenced by a somewhat weak Gross Domestic Product (GDP) at present. Our Company is not immune from these challenges influenced by current monetary policy and macroeconomic trends as seen in our performance for the current quarter and year-to-date in 2024 in comparison to the same periods in the previous year, which were some of the highest performing periods in our Company’s history. Regardless of these challenges and all things considered at present, we are generally satisfied with the current performance of our Company. We firmly believe that these challenges will be short-lived and will be overcome as we execute on some of our strategic objectives and get a return on current capital investments over the course of the next twelve to twenty-four months, which should lead to higher levels of growth and improved performance in future periods.

At June 30, 2024 and as previously mentioned, United Bancorp, Inc. (UBCP) did produce a lower level of earnings for the most recently ended quarter and year-to-date relative to the same periods last year. Like most other financial institutions in the current higher for longer interest rate environment in which we are operating, our Company did also experience a decline in the level of net interest income that it achieved and a decrease in its net interest margin. Even though our total interest income realized on a year-over-year basis through mid-year was higher by $2.0 million, or 11.5%, our total interest expense increased by $2.5 million, or 52.0%, during the same period. Accordingly, year-over-year, the level of net interest income that we achieved declined by ($451,000), or (3.5%), to a level of $12.3 million and our net interest margin declined by 4 basis points from 3.58% to 3.54%. Encouragingly, though, during the second quarter of 2024, our Company was able to better control the rate of increase in total interest expense and experienced a deceleration in the decline of its net interest income, which was down by a more modest ($143,000) or (2.3%). Ultimately, we are happy with this present trend, which has led to a linked-quarter improvement in our Company’s net interest margin of 8 basis points, increasing from 3.46% in the first quarter of 2024 to 3.54% in the second quarter. We are optimistic that this trend will continue into the second half of this year. Even though our Company’s total assets declined from last year by ($8.5million), or (1.0%), to a level of $821.8 million due to a runoff of retail deposit funding and cash balances, we were able to generate a higher level of total interest income due to our loans outstanding continuing to reprice in a higher interest rate environment, along with our gross loans increasing by $21.6 million, or 4.7%, to a level of $484.5 million as of June 30, 2024. In addition, our investment securities balances increased by $4.1 million, or 1.7%, year-over-year to a level of $244.2 million. But, as mentioned, this increase in total interest income was more than offset by the increase in total interest expense experienced by UBCP. Our Company’s total interest expense increased even though total deposits decreased by ($20.4) million,

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

or (3.2%), as of the most recently ended quarter. The increase in our Company’s total interest expense can be attributed to both the change in the mix of our retail depository funding from lower cost demand and savings balances to higher cost term funding, along with having a previously disclosed $75.0 million Federal Home Loan Bank (FHLB) Advance--- which we originated in mid-March 2023--- for the entirety of this year. Relating to the change in the mix of our retail funding, lower cost demand and savings balances decreased by ($39.8) million, or (8.0%), while higher cost time balances increased by $19.4 million or 13.5%. Of significance, our Company does not have any brokered deposits and total uninsured deposits as of June 30, 2024 totaled 17.2% of total deposits, which is very low compared to industry standards and is strongly indicative of our Company’s focus on building strong relationships with long-term, core deposits.

Even with the continued heightened inflation levels and related increases in interest rates that may be impacting some of our borrowers with higher operating costs and rate resets to higher interest rate levels on their loans, we have successfully maintained credit-related strength and stability within our loan portfolio. As of June 30, 2024, our Company’s total nonaccrual loans and loans past due 30 plus days were $1.15 million, or 0.24% of gross loans, which is up from last year by $463,000 but, down on a linked-quarter basis by $284,000 or 6 basis points. Also, as of the most recently ended quarter, United Bancorp, Inc.’s (UBCP) nonperforming assets to total assets was a very respectable 0.46%, a 1 basis point decline from last year and a 5 basis point decline from the first quarter of 2024. Further highlighting the overall strength of our loan portfolio, our Company had net loans charged off of ($117,000), which annualized is (0.05%) of average loans and primarily related to a single relationship. With some of the economic uncertainty and macroeconomic trends at present, for the first time in several quarters our Company had a provision for credit loss expense of $104,000 for the quarter and year-to-date (versus a negative provision for credit loss expense the previous year), which was an increase on a year-over-year basis of $250,000. For the six months ended June 30, 2024, this year-over-year increase in the provision for credit loss expense caused a decrease in our Company’s diluted earnings per share of approximately $0.04. With the increased provision for credit loss expense in the current year and continued solid credit quality-related metrics, our Company’s total allowance for credit losses to total loans of 0.82% and its total allowance for credit losses to nonaccrual loans 1102% as of June 30, 2024. Overall, we firmly believe that we are presently well reserved with very strong coverage. In addition, our Company remains very well capitalized by industry standards seeing its tangible shareholders equity increase year-over-year by $2.3 million, or 4.1%, to a level of $59.7 million and its tangible book value per share increase by $0.24, or 2.5%, to a level of $10.03 at the most recently ended quarter.

United Bancorp, Inc. (UBCP), like most banking organizations, is currently feeling the pressure of operating in an environment wherein monetary policy has driven interest rates higher for a longer duration than many of us anticipated which is creating different challenges for us and most banks. But, overall, we are very happy with the solid financial performance that our Company achieved during the second quarter and first six months of 2024. As previously mentioned, even though UBCP experienced year-over-year, double-digit percentage growth in the level of total interest income that it generated for the first six months ended June 30, 2024, our Company experienced a greater increase in the total interest expense that it incurred, which caused the aforementioned decline in our net interest income. Fortunately for our Company, taking the $75.0 million advance from the Federal Home Loan Bank (FHLB) toward the end of the first quarter of last year (at terms which are now considered very competitive) has helped us to somewhat mitigate this decline in our net interest income by affording us the ability to be more selective in the pricing of our offering rates on our interest-bearing depository products while maintaining adequate levels of liquidity. Over the course of the second quarter of this year, we actually saw the rate of decline in the level of net interest income that we achieved actually lower somewhat over that of the first quarter of 2024 and our net interest margin improve on a linked quarter basis. With a present net interest margin of 3.54% as of June 30, 2024, we believe that this performance metric compares favorably to that of our peer group and industry at present.

With the current pressure on our net interest margin and net interest income, United Bancorp, Inc. (UBCP) is focused on controlling its net noninterest margin while continuing with a focus of prudently growing our Company and remaining relevant in a very challenging and competitive environment. Regarding the noninterest income-side of the noninterest margin, some fee generating services and lines of business continue to be under attack by both regulatory and political authorities, which has ultimately put pressure on the level of noninterest income that our Company is able to realize. Accordingly (and, instead of dwelling on this negative reality), UBCP is looking to find new alternatives to generate additional levels of both noninterest income and other sources of revenue. One of these new alternatives is our focus on enhancing our mortgage origination function with the development of Unified Mortgage, which is beginning to help our Company generate higher levels of fee income with the heightened production and sale of secondary market mortgage products, along with the enhancement of our interest income levels through the origination of higher levels of portfolio-type mortgage products. Another alternative is our stronger commitment to developing our Treasury Management function, which offers fee-based services to our commercial customers in the areas of cash management and payments that produce noninterest income… in addition to

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

helping to control interest expense by generating a higher level of low or no-cost depository balances for our Company. Lastly, another alternative to enhancing the overall performance of UBCP (and, one that should strongly contribute to our Company attaining its goal of growing its total assets to a level of $1.0 billion or greater) is the development of our newest banking center, which is currently under construction in the highly favorable market of Wheeling, West Virginia and should be completed for opening by mid-2025. Our Company already has many solid customer relationships in this coveted marketplace and we firmly believe that by finally having a brick-and-mortar location therein, we will be able to more fully leverage these already existing relationships, while having the opportunity to build many new relationships within this prime market. Everson further stated, “Obviously, these new alternatives that can lead to additional noninterest income and revenue enhancement opportunities for UBCP do have a cost, which already has and will continue to lead to additional expense or overhead for our Company. But, sometimes you have to take one-step back in order to take several-steps forward and that is what we firmly believe that we are doing by undertaking these new initiatives. With the revenue challenges that both we and the players within our industry are currently facing, we strongly feel that now is the time for our Company to focus on enhancing and expanding existing lines of business and growing new lines of business… thus, achieving the organic growth that will lead to the continued and future relevance of UBCP.

Our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the first six months of 2024, we, once again, paid both our regular cash dividend, which increased by $0.02 to a level of $0.3475, and a special cash dividend of $0.15… for a total payout of $0.4975 in the current year. This is an increase for the quarter and the year of $0.01, or 6.1%, $0.02, or 4.2%, respectively. This total dividend payout level for the current year produces a near-industry leading total dividend yield of 6.8%. This total dividend yield is based on our second quarter cash dividend on a forward basis, plus the special dividend (which combined total $0.85) and our quarter-end fair market value of $12.55. On a year-over-year basis as of June 30, 2024, the fair market value of our Company’s stock was up slightly from the prior year and our Company’s market price to tangible book value was 125%, which compares favorably to our peer group.

Considering that we continue to operate in a concerning economic and challenging industry-related environment, we are very pleased with our current performance and future prospects. Even with the present threats with which our overall industry is exposed, we are very optimistic about the future growth and earnings potential for United Bancorp, Inc. (UBCP). We firmly believe that with the challenges that our industry has experienced over the course of the past few years, our Company has evolved into a more fundamentally sound organization with a focus on evolving and growing in order to achieve greater efficiencies and scales and generate higher levels of revenue--- while prudently managing expenses and controlling overall costs. We have and continue to invest in areas that will lead to our continued and future relevancy within our industry. Although such initiatives can stress the short-term performance of our Company, we firmly believe that they will help us fulfil our intermediate and longer-term goals and produce above industry average earnings and overall performance. As previously mentioned, we still have a vision of growing UBCP to an asset threshold of $1.0 billion or greater in the near term in a prudent and profitable fashion. We are truly excited about our Company’s direction and the potential that it brings.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

United Bancorp, Inc. (“UBCP”)

	For the Three Months Ended June 30,		%	$
	2024	2023	Change	Change
Earnings
Interest income on loans	$6,774,227	$5,954,031	13.78%	$820,196
Loan fees	210,687	172,328	22.26%	$38,359
Interest income on securities	2,893,288	3,159,910	(8.44)%	$(266,622)
Total interest income	9,878,202	9,286,269	6.37%	$591,933
Total interest expense	3,676,520	2,941,457	24.99%	$735,063
Net interest income	6,201,682	6,344,812	(2.26)%	$(143,130)
(Credit) Provision for credit losses - loans	234,499	(146,250)	(260.34)%	$380,749
(Credit) Provision for credit losses - off balance sheet commitments	(130,000)	—	N/A	$(130,000)
(Credit) Provision for Credit Loss Expense	104,499	(146,250)
Net interest income after (Credit) Provision for credit losses	6,097,183	6,491,062	(6.07)%	$(393,879)
Service charges on deposit accounts	717,557	777,523	(7.71)%	$(59,966)
Net realized gains on sale of available-for-sale securities	78,517	—	N/A	$78,517
Net realized gains on sale of loans	117,940	7,088	1563.94%	$110,852
Other noninterest income	270,076	261,736	3.19%	$8,340
Total noninterest income	1,184,090	1,046,347	13.16%	$137,743
Total noninterest expense	5,668,133	5,089,269	11.37%	$578,864
Earnings before income taxes	1,613,140	2,448,140	(34.11)%	$(835,000)
Income tax (benefit) expense	(126,827)	167,716	(175.62)%	$(294,543)
Net income	$1,739,967	$2,280,424	(23.70)%	$(540,457)

Per share
Earnings per common share - Basic	$0.30	$0.40	(25.00)%
Earnings per common share - Diluted	0.30	0.40	(25.00)%
Cash dividends paid	0.1750	0.1650	6.06%

Shares Outstanding
Average - Basic	5,629,558	5,496,049	—
Average - Diluted	5,629,558	5,496,049	—

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Six Months Ended June 30,	%	$
2024	2023	Change	Change
Earnings
Interest income on loans	$13,398,075	$11,582,789	15.67%	$1,815,286
Loan fees	349,016	352,375	(0.95)%	$(3,359)
Interest income on securities	5,751,933	5,559,206	3.47%	$192,727
Total interest income	19,499,024	17,494,370	11.46%	$2,004,654
Total interest expense	7,182,515	4,726,587	51.96%	$2,455,928
Net interest income	12,316,509	12,767,783	(3.53)%	$(451,274)
(Credit) Provision for credit losses - loans	234,499	(146,250)	(260.34)%	$380,749
(Credit) Provision for credit losses - off balance sheet commitments	(130,000)	—	N/A
(Credit) Provision for Credit Loss Expense	104,499	(146,250)	(171.45)%	$250,749
Net interest income after (Credit) provision for credit losses	12,212,010	12,914,033	(5.44)%	$(702,023)
Service charges on deposit accounts	1,420,311	1,498,360	(5.21)%	$(78,049)
Net realized loss on sale of available-for-sale securities	(115,685)	—	N/A	$(115,685)
Net realized loss on sale of loans	195,463	7,088	2657.66%	$188,375
Other noninterest income	550,325	556,450	(1.10)%	$(6,125)
Total noninterest income	2,050,414	2,061,898	(0.56)%	$(11,484)
Total noninterest expense	10,506,037	10,526,886	(0.20)%	$(20,849)
Earnings before income taxes	3,756,387	4,449,045	(15.57)%	$(692,658)
Income tax expense	23,508	281,010	(91.63)%	$(257,502)
Net income	$3,732,879	$4,168,035	(10.44)%	$(435,156)

Per share
Earnings per common share - Basic	$0.64	$0.73	(12.33)%
Earnings per common share - Diluted	0.64	0.73	(12.33)%
Cash dividends paid	0.4975	0.4775	4.19%
Annualized yield based on quarter end close (excluding special dividend)	5.56%	5.47%	0.09%

Shares Outstanding
Average - Basic	5,565,391	5,490,620	—
Average - Diluted	5,565,391	5,490,620	—
Common stock, shares issued	6,188,141	6,043,851	—
Shares held as Treasury	236,863	179,363	—
At quarter end
Total assets	$821,814,882	$830,283,563	(1.02)%	$(8,468,681)
Total assets (average)	823,684,000	800,813,000	2.86%	$22,871,000
Other real estate and repossessions ("OREO")	3,392,610	3,474,625	(2.36)%	$(82,015)
Gross loans	484,514,415	462,870,965	4.68%	$21,643,450
Allowance for loan losses	3,989,255	4,281,491	(6.83)%	$(292,236)
Net loans	480,525,160	458,589,474	4.78%	$21,935,686
Non-accrual loans	362,051	397,963	(9.02)%	$(35,912)
Loans past due 30+ days (excludes non accrual loans)	785,046	286,587	173.93%	$498,459
Net loans charged-off (recovered)	117,418	(9,925)	(1283.05)%	$127,343
Net overdrafts charged-off	46,011	53,680	(14.29)%	$(7,669)
Net charge-offs	163,429	43,755	273.51%	$119,674
Average loans	479,614,000	460,184,000	4.22%	$19,430,000
Cash and due from Federal Reserve Bank	37,569,765	81,762,785	(54.05)%	$(44,193,020)
Average cash and due from Federal Reserve Bank	44,968,000	64,148,000	(29.90)%	$(19,180,000)
Securities and other restricted stock	244,150,129	240,032,267	1.72%	$4,117,862
Average securities and other restricted stock	244,818,000	243,348,000	0.60%	$1,470,000
Total deposits	623,188,540	643,615,877	(3.17)%	$(20,427,337)
Non interest bearing demand	146,552,696	145,170,414	0.95%	$1,382,282
Interest bearing demand	185,583,782	216,214,670	(14.17)%	$(30,630,888)
Savings	127,865,757	138,392,675	(7.61)%	$(10,526,918)
Time < $250,000	129,030,646	109,605,135	17.72%	$19,425,511
Time > $250,000	34,155,659	34,232,983	(0.23)%	$(77,324)
Average total deposits	622,656,000	645,703,000	(3.57)%	$(23,047,000)
Advances from the Federal Home Loan Bank	75,000,000	75,000,000	0.00%	$—
Overnight advances	—	—	N/A	$—
Term advances	75,000,000	75,000,000	N/A	$—
Subordinated debt (net of unamortized issuance costs)	23,817,155	23,756,279	0.26%	$60,876
Securities sold under agreements to repurchase	30,434,710	23,689,956	28.47%	$6,744,754
Stockholders’ equity	60,597,763	58,408,393	3.75%	$2,189,370
Goodwill and intangible assets (impact on Stockholders' equity)	879,793	1,017,296	(13.52)%	$(137,503)
Tangible stockholders’ equity	59,717,970	57,391,097	4.05%	$2,326,873
Accumulated other comprehensive loss (AOCI) impact on Stockholders' equity	(11,219,599)	(9,722,090)	15.40%	$(1,497,509)
Stockholders’ equity (average)	60,498,000	58,575,000	3.28%	$1,923,000
Stock data
Market value - last close (end of period)	$12.55	$11.97	4.85%
Dividend payout ratio (excludes special dividends paid)	54.30%	44.86%	9.43%
Price earnings ratio	10.20	x	8.20	x	2.00%
Book value per share	$10.18	$9.96	2.21%
Tangible book value per share	$10.03	$9.79	2.45%
Market price to book value	123.28%	120.18%	3.10%
Market price to tangible book value	125.12%	122.27%	2.85%
Key performance ratios
Return on average assets (ROA)	0.91%	1.04%	(0.13)%
Return on average equity (ROE)	12.34%	14.23%	(1.89)%
Net interest margin (federal tax equivalent))	3.54%	3.58%	(0.04)%
Interest expense to average assets	1.74%	1.18%	0.56%
Total allowance for loan losses to nonaccrual loans	1101.85%	1075.85%	26.00%
Total allowance for loan losses to total loans	0.82%	0.92%	(0.10)%
Total past due and nonaccrual loans to gross loans	0.24%	0.15%	0.09%
Nonaccrual loans and OREO to total assets	0.46%	0.47%	(0.01)%
Net charge-offs (recoveries) to average loans	0.07%	0.02%	0.05%
Equity to assets at period end	7.37%	7.03%	0.34%

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

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At June 30, 2024, gross loans were $484.5 million, compared to $483.2 million at December 31, 2023, an increase of $1.3 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $856,000 decrease in commercial and commercial real estate loans and a $1.2 million decrease in real estate lending and a $3.3 million increase in installment loans since December 31, 2023.

Commercial and commercial real estate loans comprised 78.9% of total loans at June 30, 2024, compared to 79.3% at December 31, 2023. Commercial and commercial real estate loans have decreased $856,000, or less than 1.0% since December 31, 2023. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 2.1% of total loans at June 30, 2024 and 1.4% at December 31, 2023. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have increased $3.3 million since December 31, 2023.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential real estate loans were 19.0% of total loans at June 30, 2024 and 19.3% at December 31, 2023, representing a decrease of $1.2 million or 1.3% since December 31, 2023. At June 30, 2024, the Company did not hold any loans for sale.

The allowance for credit losses totaled $4.0 million at June 30, 2024, which represented 0.82% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb credit losses over the life of the loan portfolio. Net loan (recoveries) charge-offs (exclusive of overdrafts net charge-offs of $46,000) for the six months ended June 30, 2024 were approximately $117,000. Net loans charged off (exclusive of overdrafts net charge-offs of $27,000) was $89,000 for the three months ended June 30, 2024. The Company adopted ASU No. 2016-13 effective January 1, 2023. The impact of the adoption was a $2.4 million increase in the allowance for credit losses.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2024 decreased approximately $2.6 million from December 31, 2023 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, and certificates of deposits. For the period ended June 30, 2024, total deposits increased approximately $1.7 million, or less than 1.0% from December 31, 2023 totals. The Company has experienced a shift of deposits from interest bearing and savings to certificate of deposits during the six months ended June 30, 2024.

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

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $3.7 million from December 31, 2023 totals. At June 30, 2024, the Company has $75 million of fixed rate advances that mature over the next 2 to 4 years. Refer to footnote 10 for further information.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Net Income

For the six months ended June 30, 2024 the Company reported net earnings of $3,732,000, compared to $4,168,000 for the six months ended June 30, 2023. On a per share basis, the Company’s diluted earnings were $0.64 for the six months ended June 30, 2024 and $0.73 for the six months ended June 30, 2023.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before the provision for credit losses decreased 3.5%, or $451,000 for the six months ended June 30, 2024 compared to the same period in 2023. The decrease is mainly attributable to an overall increase in the cost of funds.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for (Reversal of ) Credit Loss Expense – Loans and Off Balance Sheet Commitments

Net loans charged-off for the six month ended June 30, 2024, excluding overdrafts, was $117,000. Our Company recorded a net $104,000 provision for credit loss expense for the six month ended June 30, 2024.

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

Noninterest income for the six months ended June 30, 2024 as compared to the same period in 2023 decreased $12,000. The main component of the decrease is due to the loss on the sale of available -for -sale securities of $116,000 for the six months ended June 30, 2024. This loss was off set by the strong increase of $188,000 gains from the sale of loans period over period.

Noninterest Expense

The Company saw its noninterest expense decreased by $21,000 year-over-year. The Company has taken on some additional expenses relating to our revenue enhancement and growth initiatives such as our recently implemented Unified Mortgage focus and the announcement of our new Wheeling Banking Center. Our Company was able to successfully apply and be approved for an Employee Retention Credit (ERC) in the first quarter. This tax credit helped offset the expenses associated with these new initiatives along with other expenses and the impact of inflation on salaries and employee benefit.

Federal Income Taxes

The provision for federal income taxes was $24,000 for the six months ended June 30, 2024, a decrease of $257,000 compared to the same period in 2023 resulting from an increase in nontaxable income.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Net Income

For the three months ended June 30, 2024 the Company reported net earnings of $1,739,000, compared to $2,280,000 for the three months ended June 30, 2023. On a per share basis, the Company’s diluted earnings were $0.30 for the three months ended June 30, 2024 and $0.40 for 2023.

Net Interest Income

Net interest income decreased 2.3%, or $143,000, for the three months ended June 30, 2024 compared to the same period in 2023. This decrease was mainly driven by the increased cost of funds for the Company.

Provision for (Reversal of ) Credit Loss Expense - Loans

Net loans charged-off for the three month ended June 30, 2024, excluding overdrafts, was $89,000. Our Company recorded a net $104,000 provision for credit loss expense for the three month ended June 30, 2024.

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

Noninterest income for the three months ended June 30, 2024 as compared to the same period in 2023 increased $138,000 or 13.2%. The main component of the increase is due to the gains on the sale of of loans of $111,000 and on the sale of available -for -sale securities of $78,000 for the three months ended June 30, 2024.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

The Company saw its noninterest expense increase by $581,000. Salaries and benefits increased $205,000 year over year. The Company has taken on some additional expenses relating to our revenue enhancement and growth initiatives such as our recently implemented Unified Mortgage focus and the announcement of our new Wheeling Banking Center. Our Company was able to successfully apply and be approved for an Employee Retention Credit (ERC) in the first quarter. This tax credit helped offset the expenses associated with these new initiatives along with other expenses and the impact of inflation on salaries and employee benefit.

Federal Income Taxes

The (credit) provision for federal income taxes was ($127,000) for the three months ended June 30, 2024, compared to a provision of $168,000 for the same period in 2023. The credit for federal income taxes is a result of the increased level of non taxable income year over year.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $60.6 million at June 30, 2024, compared to $63.6 million at December 31, 2023, a $3.0 million decrease. The Company adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and available-for-sale debt securities and unfunded commitments.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.26%
Tier 1 capital ratio	13.26%
Total capital ratio	13.95%
Leverage ratio	9.39%

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

Inflation and Economic Environment

Over the first half of 2024, incoming U.S. economic data continue to show consistent growth in the labor market, household consumption, and business investment, even as post-pandemic inflation remains stubbornly elevated. Although headline GDP growth slowed more than expected in the first quarter, underlying demand from households and businesses remained remarkably strong, with the national unemployment rate continuing to remain low. Inflation, however, has been slower to come down than expected after the rapid decline observed in 2023, and the cumulative effect of elevated prices compared with the pre-pandemic era may be weighing on consumer sentiment. The principal mechanism used by the Federal Reserve to combat rising inflation involves increasing interest rates, and it is management’s opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. The Company’s ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company’s performance.

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

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal controls over financial that occurred during the Company’s most recent completed fiscal quarterthat has materially or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.     Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.    Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 4/1/2024 to 4/30/2024	––	––	––	––
Month #2 5/1/2024 to 5/31/2024	14,763	12.33	––	––
Month #3 6/1/2024 to 6/30/2024	––	––	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. On June 24, 2024, the Company purchased 14,763 shares to fund deferred compensation plan acquisitions at a weighted average price per share of $12.33.

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

/s/ United Bancorp, Inc.

Date: August 13, 2024	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 13, 2024	By:	/s/Randall M. Greenwood
Randall M. Greenwood
EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL AND RISK OFFICER