Form 10-Q
period 2024-09-30
UNITED BANCORP INC /OH/
filed 2024-11-13
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2024

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 8, 2024, 5,788,893 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$7,818	$7,352
Interest-bearing demand deposits	29,960	33,418
Cash and cash equivalents	37,778	40,770
Available-for-sale securities, net of allowance of credit losses of $0 at September 30, 2024 and December 31, 2023	250,161	242,760
Loans, net of allowance for credit losses of $4,002 and $3,918 at September 30, 2024 and December 31, 2023, respectively	471,002	479,318
Premises and equipment	24,519	14,984
Federal Home Loan Bank stock	4,026	3,979
Foreclosed assets held for sale, net	3,381	3,377
Core deposit other intangible asset	160	260
Goodwill	682	682
Accrued interest receivable	3,846	4,098
Deferred federal income tax	2,716	2,409
Bank-owned life insurance	19,750	19,423
Other assets	7,461	7,389
Total assets	$825,482	$819,449
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$324,930	$339,280
Savings	123,171	130,821
Time	167,718	151,358
Total deposits	615,819	621,459
Securities sold under repurchase agreements	36,123	26,781
Subordinated debentures	23,832	23,787
Advances Federal Home Loan Bank	75,000	75,000
Lease liability – finance lease	2,845	2,764
Interest payable and other liabilities	6,403	6,065
Total liabilities	760,022	755,856

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,203,141 shares at September 30, 2024, and 6,063,851 shares at December 31, 2023; outstanding - 5,788,893 and 5,702,685 shares at September 30, 2024 and December 31, 2023, respectively	6,203	6,064
Additional paid-in capital	26,204	25,913
Retained earnings	45,531	44,018
Stock held by deferred compensation plan; 177,385 and 181,803 shares at September 30, 2024 and December 31, 2023	(2,072)	(2,363)
Accumulated other comprehensive loss	(7,158)	(7,478)
Treasury stock, at cost 236,863 and 179,363 shares- at September 30, 2024 and December 31, 2023, respectively	(3,248)	(2,561)
Total stockholders’ equity	65,460	63,593
Total liabilities and stockholders’ equity	$825,482	$819,449

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$7,232	$6,454	$20,980	$18,389
Taxable securities	484	707	1,557	2,068
Non-taxable securities	1,878	1,500	5,439	4,357
Federal funds sold	254	909	1,179	2,171
Dividends on Federal Home Loan Bank stock and other	96	81	288	160
Total interest and dividend income	9,944	9,651	29,443	27,145
Interest expense
Deposits
Demand	434	493	1,333	1,445
Savings	30	33	91	101
Time	1,617	1,071	4,641	2,595
Borrowings	1,724	1,488	4,922	3,670
Total interest expense	3,805	3,085	10,987	7,811
Net interest income	6,139	6,566	18,456	19,334
Credit Loss Expense
Provision for (reversal of) credt loss expense - loans	69	(154)	304	(300)
Provision for (reversal of) credit loss expense – off balance sheet commitments	—	—	(130)	—
Provision for (reversal of) credit loss expense	69	(154)	174	(300)
Net interest income after provision for (reversal of) credit loss expense	6,070	6,720	18,282	19,634
Noninterest income
Service charges on deposit accounts	767	704	2,187	2,202
Realized gains on sales of loans	168	1	363	8
Realized gains (losses) on sale of available-for-sale securities	—	—	(116)	—
Other income	280	258	831	815
Total noninterest income	1,215	963	3,265	3,025
Noninterest expense
Salaries and employee benefits	2,757	2,480	7,219	7,814
Net occupancy and equipment expense	573	546	1,739	1,550
Professional services	398	371	1,465	1,100
Insurance	157	144	464	448
Deposit insurance premiums	108	96	324	267
Franchise and other taxes	148	139	441	417
Advertising	124	100	361	300
Stationery and office supplies	30	33	86	92
Amortization of core deposit premium	38	38	113	113
Other expenses	1,196	1,286	3,823	3,659
Total noninterest expense	5,529	5,233	16,035	15,760
Income before federal income taxes	1,756	2,450	5,512	6,899
Federal income taxes (benefit)	(64)	58	(41)	339
Net income	$1,820	$2,392	$5,553	$6,560
EARNINGS PER COMMON SHARE
Basic	$0.31	$0.42	$0.95	$1.15
Diluted	$0.31	$0.42	$0.95	$1.15
DIVIDENDS PER COMMON SHARE	$0.1775	$0.1675	$0.6750	$0.6450

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2024 and 2023

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$1,820	$2,392	$5,553	$6,560
Net realized (gain) loss included in net income, net of taxes (benefits) of $0, $ 0, $24, and $ 0	—	—	92	—
Unrealized holding gain (losses) on securities during the period, net of tax (benefit) of $1,080, ($1,940), $62 and ($2,043) for each respective period	4,061	(7,298)	228	(7,684)
Comprehensive income (loss)	$5,881	$(4,906)	$5,873	$(1,124)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2024 and 2023

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance July 1, 2023	$6,044	$25,328	$(4,464)	$41,223	$(9,722)	$58,409
Net income	—	—	—	2,392	—	2,392
Other comprehensive loss	—	—	—	—	(7,298)	(7,298)
Cash dividends - $0.1675 per share	—	—	—	(986)	—	(986)
Deferred compensation plan activity	—	100	(100)	—	—	—
Expense/shares repurchase related to share-based compensation plans	20	53	—	—	—	73
Balance, September 30, 2023	$6,064	$25,481	$(4,564)	$42,629	$(17,020)	$52,590
Balance July 1, 2024	$6,188	$26,219	$(5,362)	$44,771	$(11,219)	$60,597
Net income	—	—	—	1,820	—	1,820
Other comprehensive income	—	—	—	—	4,061	4,061
Cash dividends - $0.1775 per share	—	—	—	(1,060)	—	(1,060)
Deferred compensation plan activity	—	(42)	42	—	—	—
Resticted stock issued	15	(15)	—	—	—	—
Expense/shares repurchase related to share-based compensation plans	—	42	—	—	—	42
Balance, September 30, 2024	$6,203	$26,204	$(5,320)	$45,531	$(7,158)	$65,460

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance January 1, 2023	$6,044	$24,814	$(3,730)	$41,945	$(9,336)	$59,737
Net income	—	—	—	6,560	—	6,560
Other comprehensive loss	—	—	—	—	(7,684)	(7,684)
Cash dividends - $0.645 per share	—	—	—	(3,788)	—	(3,788)
Cumulative effect of adoption of ASU 2016-13	—	—	—	(2,088)	—	(2,088)
Deferred compensation plan activity	—	101	(101)	—	—	—
Repurchase of common stock	—	—	(733)	—	—	(733)
Expense/shares repurchase related to share-based compensation plans	20	566	—	—	—	586
Balance, September 30, 2023	$6,064	$25,481	$(4,564)	$42,629	$(17,020)	$52,590
Balance, January 1, 2024	$6,064	$25,913	$(4,924)	$44,018	$(7,478)	$63,593
Net income	—	—	—	5,553	—	5,553
Other comprehensive income	—	—	—	—	320	320
Cash dividends - $0.675 per share	—	—	—	(4,040)	—	(4,040)
Deferred compensation plan activity	—	(291)	291	—	—	—
Repurchase of common stock	—	—	(687)	—	—	(687)
Resticted stock issued	139	(139)	—	—	—	—
Expense/shares repurchase related to share-based compensation plans	—	721	—	—	—	721
Balance, September 30, 2024	$6,203	$26,204	$(5,320)	$45,531	$(7,158)	$65,460

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2024 and 2023

(In thousands except per share data)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Operating Activities
Net income	$5,553	$6,560
Items not requiring (providing) cash
Accretion of premiums and discounts on securities, net	329	271
Amortization of intangible asset	100	113
Depreciation and amortization	802	744
Expense related to share based compensation plans	721	586
Provision for (reversal of) credit loss expense and unfunded commitments	174	(300)
Increase in value of bank-owned life insurance	(327)	(320)
Gain on sale of loans	(363)	(8)
Proceeds from sale of loans held for sale	11,700	396
Originations of loans held for sale	(11,337)	(404)
Loss on sale of available-for-sale securities	116	—
Loss on sale or write down of foreclosed assets	7	62
Amortization of debt instrument costs	45	46
Net change in accrued interest receivable and other assets	(579)	(1,227)
Net change in accrued expenses and other liabilities	422	229

Net cash provided by operating activities	7,363	6,748

Investing Activities
Securities available for sale:
Maturities, prepayments and calls	10,040	2,275
Sales	27,431	—
Purchases	(44,911)	(19,329)
Net change in loans	8,452	(5,524)
Purchase of FHLB stock	(47)	(3,149)
Redemption of Federal Home Loan Bank Stock	—	1,669
Purchases of premises and equipment	(10,210)	(952)
Proceeds from sale of foreclosed and fixed assets	42	16

Net cash provided by (used in) investing activities	(9,203)	(24,994)

Financing Activities
Net change in deposits	(5,640)	(21,901)
Net change in securities sold under repurchase agreements	9,342	10,478
Proceeds from Federal Home Loan Bank advances	—	75,000
Repurchase of common stock	(687)	(733)
Finance lease payments	(127)	—
Cash dividends paid on common stock	(4,040)	(3,786)
Net (used in) cash provided by financing activities	(1,152)	59,058

Increase (Decrease) in Cash and Cash Equivalents	(2,992)	40,812
Cash and Cash Equivalents, Beginning of Period	40,770	30,080

Cash and Cash Equivalents, End of Period	$37,778	$70,892

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$10,979	$7,604

Federal income taxes paid	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$53	$13

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2024, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2023 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2023 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.5 million and $2.7 million at September 30, 2024 and December 31, 2023, respectively and is included within the line item accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.2 million and $1.1 million at September 30, 2024 and December 31, 2023, respectively and was reported in the line item accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended September 30, 2024
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,820
Less allocated earnings on non-vested restricted stock	(35)
Less allocated dividends on non-vested restricted stock	(52)
Net income allocated to common stockholders	1,733
		5,621,393
Basic and diluted earnings per share			$0.31

	Three Months Ended September 30, 2023
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,392
Less allocated earnings on non-vested restricted stock	(54)
Less allocated dividends on non-vested restricted stock	(38)
Net income allocated to common stockholders	2,300
		5,488,995
Basic and diluted earnings per share			$0.42

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

	Nine Months Ended September 30, 2024
		Weighted -	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$5,553
Less allocated earnings on non-vested restricted stock	(191)
Less allocated dividends on non-vested restricted stock	(61)
Net income allocated to common stockholders	5,301
		5,584,250
Basic and diluted earnings per share			$0.95

	Nine Months Ended September 30, 2023
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$6,560
Less allocated earnings on non-vested restricted stock	(111)
Less dividends on non-vested restricted stock	(153)
Net income allocated to common stockholders	6,296
		5,490,072
Basic and diluted earnings per share			$1.15

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

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2024:
U.S. government agencies	$17,500	$—	$(111)	$17,389
State and municipal obligations	212,222	1,080	(6,438)	206,864
Subordinated notes	28,956	—	(3,048)	25,908
Total debt securities	$258,678	$1,080	$(9,597)	$250,161

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2023:
U.S. government agencies	$45,000	$—	$(732)	$44,268
State and municipal obligations	177,670	2,264	(5,742)	174,192
Subordinated note	29,013	—	(4,713)	24,300
Total debt securities	$251,683	$2,264	$(11,187)	$242,760

The amortized cost and fair value of available-for-sale securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under 1 year	$5,000	$4,993
One to five years	17,556	17,310
Five to ten years	27,067	24,021
Over ten years	209,055	203,837
Totals	$258,678	$250,161

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $78.6 million and $72.8 million at September 30, 2024 and December 31, 2023, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2024 was $153.4 million, which represented 61% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2023 was $123.1 million, which represented less than 51% of the Company’s available-for-sale.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$17,389	$(111)	$17,389	$(111)
State and municipal obligations	58,886	(603)	51,247	(5,835)	110,133	(6,438)
Subordinated notes	—	—	25,908	(3,048)	25,908	(3,048)
Total temporarily impaired securities	$58,886	$(603)	$94,544	$(8,994)	$153,430	$(9,597)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$—	$—	$44,268	$(732)	$44,268	$(732)
State and municipal obligations	3,365	(12)	51,163	(5,730)	54,528	(5,742)
Subordinated notes	3,717	(799)	20,583	(3,914)	24,300	(4,713)
Total temporarily impaired securities	$7,082	$(811)	$116,014	$(10,376)	$123,096	$(11,187)

The unrealized losses on the Company’s 129 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be indicative of credit losses at September 30, 2024.

The Company recorded a loss of approximately $116,000 for the nine month ended September 30, 2024. The Company sold $20.3 million in securities for a loss of $228,000 and sold $7.2 million in securities for a gain of $112,000. The Company wanted to rebalance a portion of its security portfolio during the first half of 2024. There were no sales of investment securities for the three and nine months ended September 30, 2023.

Note 3:      Loans and Allowance for Credit Losses

Categories of loans include:

	September 30,	December 31,
	2024	2023

	(In thousands)
Commercial and Industrial	$96,508	$91,294
Commercial real estate	277,664	291,859
Residential real estate	91,277	93,364
Consumer loans	9,555	6,719

Total gross loans	475,004	483,236

Less allowance for credit losses	(4,002)	(3,918)

Total loans	$471,002	$479,318

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The amount of deferred loan fees at September 30, 2024 was $51 and $41 at December 31, 2023. The risk characteristics of each loan portfolio segment are as follows:

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Allowance for Credit Losses and Recorded Investment in Loans

As of and for the three and nine month periods ended September 30, 2024

	Commercial and	Commercial
	Industrial	Real Estate	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses:

Balance, July 1, 2024	$628	$1,413	$1,813	$135	$3,989
Provision (credit) for credit loss exposure	50	(23)	(12)	54	69
Losses charged off	—	—	(10)	(49)	(59)
Recoveries	—	—	—	3	3
Balance, September 30, 2024	$678	$1,390	$1,791	$143	$4,002
Balance, January 1, 2024	$573	$1,408	$1,843	$94	$3,918
Provision (credit) for credit loss exposure	179	(18)	(35)	178	304
Losses charged off	(75)	—	(17)	(151)	(243)
Recoveries	1	—	—	22	23
Balance, September 30, 2024	$678	$1,390	$1,791	$143	$4,002

Allocation:

Ending balance: individually evaluated for credit losses	$50	$—	$—	$—	$50
Ending balance: collectively evaluated for credit losses	$628	$1,390	$1,791	$143	$3,952
Loans:
Ending balance: individually evaluated for credit losses	$57	$16	$212	$—	$285
Ending balance: collectively evaluated for credit losses	$96,451	$277,648	$91,065	$9,555	$474,719

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Allowance for Credit Losses and Recorded Investment in Loans

As of and for the three and nine month periods ended September 30, 2023

	Commercial and	Commercial
	Industrial	Real Estate	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses:

Balance, July 1, 2023	$902	$1,079	$2,092	$208	$4,281
Provision (credit) for credit loss exposure	(26)	11	(75)	(64)	(154)
Losses charged off	(1)	—	—	(32)	(33)
Recoveries	12	—	—	6	18
Balance, September 30, 2023	$887	$1,090	$2,017	$118	$4,112
Balance, January 1, 2023	$215	$815	$816	$206	$2,052
Impact of adopting ASC 326	755	388	1,379	(103)	2,419
Provision (credit) for credit loss exposure	(104)	(113)	(178)	95	(300)
Losses charged off	(1)	—	—	(94)	(95)
Recoveries	22	—	—	14	36
Balance, September 30, 2023	$887	$1,090	$2,017	$118	$4,112

Allocation:

Ending balance: individually evaluated for credit losses	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit losses	$887	$1,090	$2,017	$118	$4,112
Loans:
Ending balance: individually evaluated for credit losses	$—	$24	$—	$—	$24
Ending balance: collectively evaluated for credit losses	$94,840	$272,433	$92,746	$6,799	$466,818

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2023

	Commercial and	Commercial
	Industrial	Real Estate	Residential	Consumer	Total

	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$573	$1,408	$1,843	$94	$3,918

Loans:
Ending balance: individually evaluated for impairment	$—	$8	$318	$—	$326
Ending balance: collectively evaluated for impairment	$91,294	$291,851	$93,046	$6,719	$482,910

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of September 30, 2024 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	$17,535	$18,935	$12,266	$9,186	$10,948	$8,950	$17,366	$—	$95,186
Special Mention	—	—	26	—	—	141	1,098	—	1,265
Substandard	—	57	—	—	—	—	—	—	57
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,535	$18,992	$12,292	$9,186	$10,948	$9,091	$18,464	$—	$96,508

Commercial and industrial
Current period gross charge-offs	$—	$75	$—	$—	$—	$—	$—	$—	$75

Commercial real estate
Risk Rating
Pass	$6,370	$37,586	$33,615	$46,897	$31,918	$70,720	$42,097	$—	$269,203
Special Mention	—	—	324	242	—	7,879	—	—	8,445
Substandard	—	—	—	—	—	16	—	—	16
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,370	$37,586	$33,939	$47,139	$31,918	$78,615	$42,097	$—	$277,664

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$23,905	$56,522	$45,881	$56,083	$42,866	$79,670	$59,463	$—	$364,390
Special Mention	—	—	350	242	—	8,020	1,098	—	9,710
Substandard	—	56	—	—	—	16	—	—	72
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,905	$52,578	$46,231	$56,325	$42,866	$87,706	$60,561	$—	$374,172
Current period gross charge-offs	$—	$75	$—	$—	$—	$—	$—	$—	$75

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$6,409	$11,032	$17,316	$15,458	$17,620	$23,140	$—	$—	$90,975
Nonperforming	—	24	—	—	—	278	—	—	302
Total	$6,409	$11,056	$17,316	$15,458	$17,620	$23,418	$—	$—	$91,277

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$17	$—	$—	$17

Consumer
Payment Performance
Performing	$4,936	$1,931	$933	$395	$324	$994	$37	$—	$9,550
Nonperforming	—	5	—	—	—	—	—	—	5
Total	$4,936	$1,936	$933	$395	$324	$994	$37	$—	$9,555

Consumer
Current period gross charge-offs	$101	$50	$—	$—	$—	$—	$—	$—	$151

Total
Payment Performance
Performing	$11,345	$12,963	$18,249	$15,853	$17,944	$24,136	$37	$—	$99,337
Nonperforming	—	29	—	—	—	278	—	—	208
Total	$11,345	$12,992	$18,249	$15,853	$17,944	$24,414	$37	$—	$100,834
Current period gross charge-offs	$101	$50	$—	$—	$—	$17	$—	$—	$168

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

								Revolving	Revolving
								Loans	Loans
								Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$12,036	$18,297	$16,343	$19,476	$5,687	$21,046	$—	$—	$92,885
Nonperforming	—	—	—	38	—	441	—	—	479
Total	$12,036	$18,297	$16,343	$19,514	$5,687	$21,487	$—	$—	$93,364

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$2,484	$1,396	$674	$456	$385	$953	$371	$—	$6,719
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,484	$1,396	$674	$456	$385	$953	$371	$—	$6,719

Consumer
Current period gross charge-offs	$138	$—	$—	$—	$—	$—	$—	$—	$138

Total
Payment Performance
Performing	$14,520	$19,693	$17,017	$19,932	$6,072	$21,999	$371	$—	$99,604
Nonperforming	—	—	—	38	—	441	—	—	479
Total	$14,520	$19,693	$17,017	$19,970	$6,072	$22,440	$371	$—	$100,083
Current period gross charge-offs	$138	$—	$—	$—	$—	$—	$—	$—	$138

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

Loan Portfolio Aging Analysis

As of September 30, 2024

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$—	$44	$168	$57	$269	$96,239	$96,508
Commercial real estate	—	—	242	16	258	277,406	277,664
Residential	98	48	—	302	448	90,829	91,277
Consumer	8	17	—	5	30	9,525	9,555
Total	$106	$109	$410	$380	$1,005	$473,999	$475,004

As of September 30, 2024 $410,000 in loans greter than 90 days past due and still accruing interest are supported by a 100% government gurantee.

Loan Portfolio Aging Analysis

As of December 31, 2023

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$10	$48	$154	$—	$212	$91,082	$91,294
Commercial real estate	—	242	—	8	250	291,609	291,859
Residential	201	—	—	479	680	92,684	93,364
Installment	5	—	—	—	5	6,714	6,719
Total	$216	$290	$154	$487	$1,147	$482,089	$483,236

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2024:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$—	$57	$57	$168	$225
Commercial real estate	16	—	16	242	258
Residential	302	—	302	—	302
Consumer	5	—	5	—	5
Total	$323	$57	$380	$410	$790

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company recognized approximately $0 and $19,000 interest income on nonaccrual loans during the three and nine month periods ended September 30, 2024.

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

The Company recognized approximately $0 and $13,000 interest income on nonaccrual loans during the three and nine months periods ended December 31, 2023.

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

For the three and nine months ended September 30, 2024 and 2023, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

As of September 30, 2024 and December 31, 2023, the Bank has not initiated formal proceedings on any loans that have not been transferred into foreclosed assets.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Service cost	$81	$76	$243	$228
Interest cost	81	78	243	234
Expected return on assets	(156)	(133)	(468)	(399)
Amortization (accretion) of prior service cost and net loss	(22)	(10)	(66)	(30)

Pension expense	$(16)	$11	$(48)	$33

All components of pension expense are reflected within the salaries and employee benefits line of the consolidated statements of income statement.

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2024	2023

	(In thousands)
Commercial loans unused lines of credit	$74,869	$93,773
Commitment to originate loans	73,393	91,710
Consumer open end lines of credit	35,412	37,024
Standby lines of credit	136	136

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following table present the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in interest payable and other liabilities on the consolidated balance sheets of financial condition for the three and nine months ended September 30, 2024 and 2023.

September 30,
2024

Balance – December 31, 2023	$224
Provision for (reversal of) credit losses	(130)
Balance – June 30, 2024	$94
Provision for (reversal of) credit losses	—
Balance – September 30, 2024	$94

September 30,
2023

Balance – December 31, 2022	$—
Impact of adopting ASC 326	224
Provision for (reversal of) credit losses	—
Balance – June 30, 2023	$224
Provision for (reversal of) credit losses	—
Balance – September 30, 2023	$224

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2024	2023

	(In thousands)
Net unrealized loss on securities available-for-sale	$(8,517)	$(8,922)
Net unrealized loss for unfunded status of defined benefit plan liability	(543)	(543)
	(9,060)	(9,465)
Less: Tax effect	1,902	1,987
Net-of-tax amount	$(7,158)	$(7,478)

The changes in accumulated other comprehensive Income (loss) by componend shown of net of tax and parenthesis indicating debits as of September 30, 2024 and 2023.

	Three months ended			Three months ended
	September 30, 2024			September 30, 2023
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(10,790)	$(429)	$(11,219)	$(9,063)	$(559)	$(9,722)
Other comprehensivbe income (loss) before reclassification	4,061	—	4,061	(7,298)	—	(7,298)
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—	—	—	—
Net current -period other comprehensive income (loss)	—	—	—	—	—	—
Ending balance	$(6,729)	$(429)	$(7,158)	$(16,361)	$(659)	$(17,020)

	Nine months ended			Nine months ended
	September 30, 2024			September 30, 2023
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(7,049)	$(429)	$(7,478)	$(8,677)	$(659)	$(9,336)
Other comprehensivbe income (loss) before reclassification	228	—	228	(7,684)	—	(7,684)
Amounts reclassified from accumulated other comprehensive gain (loss)	92	—	92	—	—	—
Net current -period other comprehensive income (loss)	—	—	—	—	—	—
Ending balance	$(6,729)	$(429)	$(7,158)	$(16,361)	$(659)	$(17,020)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2024
U.S. government agencies	$17,389	$—	$17,389	$—
Subordinated notes	25,908	—	25,908	—
State and municipal obligations	206,864	—	206,864	—

December 31, 2023
U.S. government agencies	$44,268	$—	$44,268	$—
Subordinated notes	24,300	—	24,300	—
State and municipal obligations	174,192	—	174,192	—

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2024
Collateral dependent loans	$50	$—	$—	$50
Foreclosed assets held for sale	120	—	—	120

December 31, 2023
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	3,273	—	—	3,273

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	9/30/24	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$50	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	120	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/23	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	3,273	Market comparable properties	Marketability discount	10% – 35%

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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2024:

Financial assets
Cash and cash equivalents	$37,778	$37,778	$—	$—
Loans, net of allowance	471,002	—	—	452,077
Federal Home Loan Bank stock	4,026	—	4,026	—
Accrued interest receivable	3,846	—	3,846	—

Financial liabilities
Deposits	$615,819	$—	$617,542	$—
Securities sold under agreements to repurchase	36,123	—	36,123	—
Subordinated debentures	23,832	—	21,749	—
Advance Federal Home Loan Bank	75,000	—	75,836	—
Interest payable	587	—	587	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2023:

Financial assets
Cash and cash equivalents	$40,770	$40,770	$—	$—
Loans, net of allowance	479,318	—	—	459,759
Federal Home Loan Bank stock	3,979	—	3,979	—
Accrued interest receivable	4,098	—	4,098	—

Financial liabilities
Deposits	621,459	—	623,813	—
Short term borrowings	26,781	—	26,781	—
Subordinated debentures	23,787	—	22,146	—
Advance Federal Home Loan Bank	75,000	—	74,911	—
Interest payable	579	—	579	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2024 and December 31, 2023.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
September 30, 2024	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$36,123	$—	$—	$—	$36,123
Total	$36,123	$—	$—	$—	$36,123

	Overnight and			Greater than
December 31, 2023	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$26,781	$—	$—	$—	$26,781
Total	$26,781	$—	$—	$—	$26,781

These borrowings were collateralized with state and municipal obligations with a carrying value of $49.0 million at September 30, 2024 and $41.1 million at December 31, 2023. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2024	2023
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	Nine Months Ended September 30, 2024			Year Ended December 31, 2023
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	881	160	1,041	781	260

The estimated aggregate future amortization expense remaining as of September 30, 2024 is as follows (in thousands):

2024	33
2025	127

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of September 30, 2024 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:           Advances from the Federal Home Loan Bank

At September 30, 2024 and December 31, 2023, advances from the Federal Home Loan Bank were $75 million.

At September 30, 2024, required annual payments on Federal Home Loan Bank advances were for year ending December 31, 2026 $20 million (4.39% fixed rate), December 31, 2027 $35 million (4.24% fixed rate) and December 31, 2028 $20 million (4.11% fixed rate).

Note 11:           Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	September 30,	December 31,
	2024	2023

	(In thousands)
Land, buildings and improvements	$32,484	$22,927
Furniture and equipment	16,075	15,398
Computer software	2,648	2,546
	51,207	40,871
Less accumulated depreciation	(26,688)	(25,887)
Net premises and equipment	$24,519	$14,984

Depreciation and amortization charged to operations was $802,000 for the nine month ended September 30, 2024 and $744,000 for the nine months ended September 30, 2023.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discusses the consolidated financial condition of the Company as of September 30, 2024, as compared to December 31, 2023, and the results of consolidated operations for the three and nine months ended September 30, 2024, compared to the same period in 2023. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

Our Company reported diluted earnings per share of $0.31 and net income of $1,820,000 for the three months ended September 30, 2024. For the first nine months of the current year, UBCP reported diluted earnings per share of $0.95 and net income of $5,553,000.

We are happy to report on the solid earnings and, overall, stable performance of United Bancorp, Inc. (UBCP) for the third quarter ended September 30, 2024 and year to date. For the quarter, our Company produced net income and diluted earnings per share results of $1,820,000 and $0.31, which were respective decreases of $573,000 and $0.11 from the results achieved for the third quarter of the previous year. But, on a linked-quarter basis, net income and diluted earnings per share respectively increased by $81,000, or 4.6%, and $0.01, or 3.3%, over the same levels achieved the prior quarter. For the first nine months of 2024, UBCP produced net income and diluted earnings per share of $5,553,000 and $0.95, which were respective decreases of $1,007,000 and $0.20 compared to the results achieved for the same period in 2023. As we navigated the first nine months of 2024, our Company, like most companies operating in the financial services industry, are fighting the battle of both net interest margin compression and limited or decreasing growth as interest rates remained elevated and economic activity was sluggish. As we started the current year, the interest rate forecast by most economists and the financial markets indicated that we could expect up to seven rate cuts throughout the year, which, overall, was projected to be favorable for our industry as it would help control funding costs. As we progressed through the first nine months of the current year and ended the third quarter, interest rates have been higher for longer than anticipated, with the potential of fewer rate cuts this year. Although the Federal Open Market Committee of the Federal Reserve (FOMC) did finally cut the target for the Federal Funds Rate (FFR) by fifty-basis points toward the end of the most recently ended quarter, monetary policy is still more restrictive than forecast at the beginning of the year as of September 30, 2024 and is creating challenges for our industry by putting pressure on the net interest margins and bottom-line performances of many financial institutions. In addition, it has also been challenging for many financial institutions to grow their balance sheets and optimally leverage their capital as economic activity has been relatively weak overall; thus, having a negative impact on loan demand and growth in loans outstanding, which has been in the low to mid-single digits for many financial institutions in the current year. Our Company is not immune from these challenges influenced by current monetary policy and macroeconomic trends as seen in our performance for the current quarter and year-to-date in 2024 in comparison to the same periods in the previous year, which were some of the highest performing periods in our Company’s history. Regardless of these challenges and all things considered at present, we are generally satisfied with the current performance of our Company. We believe that these challenges will be short-lived and will be overcome as we execute on some of our strategic objectives and get a return on current capital investments over the course of the next twelve to twenty-four months, which should lead to higher levels of growth and improved performance in future periods.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2024 and as previously mentioned, in the presently uncertain economic environment in which we are operating, it has been a challenge to profitably leverage our balance sheet and, accordingly, UBCP has only achieved marginal growth in assets in the current year. As of September 30, 2024, our Company’s total average assets were $826.2 million, an increase of $19.0 million, or 2.4%, year-over-year. For this same period, our Company’s average loans increased by $20.4 million, or 4.4%, to a level of $480.8 million. Also, as of the most recently ended quarter, our Company saw an increase in its average investment securities of $13.4 million, or 5.5%, over the previous year to a level of $259.3 million. With this marginally higher level of earning assets and our loans outstanding continuing to reprice in a higher interest rate environment, we were able to increase the total level of total interest income that our Company generated by $2.3 million, or 8.5%, for the first nine months of the current year relative to last year. But, this year-over-year increase in total interest income was more than offset by the increase in total interest expense experienced by UBCP. At September 30, 2024, our Company’s total interest expense increased year-over-year by $3.2 million, or 40.7%, even though average total deposits decreased by ($19.6) million, or (3.1%), as of the most recently ended quarter. The increase in our Company’s total interest expense can be attributed to both the change in the mix of our retail depository funding from lower cost demand and savings balances to higher cost term funding, along with having a previously disclosed $75.0 million Federal Home Loan Bank (FHLB) Advance which we originated in mid-March 2023 for the entirety of this year. Relating to the change in the mix of our retail funding, lower cost demand and savings balances decreased by ($40.6) million, or (8.3%), while higher cost time balances increased by $28.4 million or 20.4%. Accordingly, year-over-year, the level of net interest income that we achieved declined by ($880,000), or (4.6%), to a level of $18.5 million and our net interest margin declined by 13 basis points from 3.63% to 3.50%. During the third quarter of 2024, our Company was able to better control the level of decline of its net interest margin experiencing a decrease on a linked quarter basis of four basis points. We are optimistic that we will be able to overcome this trend in the coming quarters as the monetary policy of the Federal Open Market Committee (FOMC) becomes less restrictive and, hopefully, helps us lower our overall funding costs. Lastly relating to our retail deposit base and of significance our Company does not have any brokered deposits and total uninsured deposits as of September 30, 2024 totaled 18.4% of total deposits, which are both very low compared to industry standards and strongly indicative of our Company’s focus on building strong relationships with long-term, core deposits.

Even with the continued heightened inflation levels and related increases in interest rates that may be impacting some of our borrowers with higher operating costs and rate resets to higher interest rate levels on their loans, we have successfully maintained credit-related strength and stability within our loan portfolio. As of September 30, 2024, our Company’s total nonaccrual loans and loans past due 30 plus days were $1.0 million, or 0.21% of gross loans, which is up from last year by $295,000 but, down on a linked-quarter basis by $142,000 or 2 basis points. Also, as of the most recently ended quarter, United Bancorp, Inc.’s (UBCP) nonperforming assets to total assets was a very respectable 0.46%, a 1 basis point increase from last year and the same level as last quarter. Further highlighting the overall strength of our loan portfolio, our Company had net loans charged off of (excluding overdrafts of $141,000), which annualized is (0.04%) of average loans and primarily related to a single relationship. With some of the economic uncertainty and macroeconomic trends at present, our Company had a provision for credit loss expense of $69,000 for the quarter and $174,000 year-to-date (versus a negative provision for credit loss expense the previous year for each period), which are respective increases of $223,000 for the quarter and $474,000 year-over-year. For the quarter-end and nine months ended September 30, 2024, this year-over-year increase in the provision for credit loss expense caused a decrease in our Company’s diluted earnings per share for the quarter of $0.03 and for the year of approximately $0.07. With the increased provision for credit loss expense in the current year and continued solid credit quality-related metrics, our Company’s total allowance for credit losses to total loans of 0.84% and its total allowance for credit losses to nonaccrual loans 1,053% as of September 30, 2024. Overall, we firmly believe that we are presently well reserved with very strong coverage. In addition, our Company remains very well capitalized by industry standards seeing its tangible shareholders equity increase year-over-year by $13.0 million, or 25.2%, to a level of $64.6 million (up by $4.9, or 8.3%, on a linked-quarter basis) and its tangible book value per share increase by $2.07, or 23.6% (up $0.80, or 7.9%, on a linked-quarter basis), to a level of $10.84 at the most recently ended quarter. Also, as of September 30, 2024, UBCP’s equity to assets increased by 1.48% year-over-year to a level of 7.94.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

United Bancorp, Inc. (UBCP), like most banking organizations, has felt the pressure of operating in an environment wherein monetary policy has driven interest rates higher for a longer duration than many of us anticipated which has created different challenges for us and most banks. Fortunately, we are hopeful that the unwinding of the restrictive monetary policy that began toward the end of this most recent quarter by the Federal Open Market Committee (FOMC) will help alleviate some of this pressure in the coming quarters; especially, relating to our cost of deposit pricing and the impact that it has had on our net interest margin, among other things. Overall, we are very happy with the solid financial performance that our Company achieved during the third quarter and first nine months of 2024. As previously mentioned, even though UBCP experienced solid year-over-year growth in the level of total interest income that it generated for the first nine months ended September 30, 2024, our Company experienced a greater increase in the total interest expense that it incurred, which caused the aforementioned decline in our net interest income. Fortunately for our Company, taking the $75.0 million advance from the Federal Home Loan Bank (FHLB) toward the end of the first quarter of last year, to this point, has helped us to somewhat mitigate this decline in our net interest income by affording us the ability to be more selective in the pricing of our offering rates on our interest-bearing depository products while maintaining adequate levels of liquidity. With a present net interest margin of 3.50% as of September 30, 2024, we believe that this performance metric compares favorably to that of our peer group and industry at present.

With the current pressure on our net interest margin and net interest income, United Bancorp, Inc. (UBCP) is focused on controlling its net noninterest margin while continuing with a focus of prudently growing our Company and remaining relevant in a very challenging and competitive environment. Regarding the noninterest income-side of the noninterest margin, some fee generating services and lines of business continue to be under attack by both regulatory and political authorities, which has ultimately put pressure on the level of noninterest income that our Company is able to realize. Accordingly (and, instead of dwelling on this negative reality), UBCP is looking to find new alternatives to generate additional levels of both noninterest income and other sources of revenue. One of these new alternatives is our focus on enhancing our mortgage origination function with the development of Unified Mortgage, which is beginning to help our Company generate higher levels of fee income with the heightened production and sale of secondary market mortgage products, along with the enhancement of our interest income levels through the origination of higher levels of portfolio-type mortgage products. In this area, year-over-year, our Company has experienced an increase of $355,000 on the net realized gain on the sale of loans and we anticipate the level of income to grow in this business-line as we further scale this revenue generating function, which has a tremendous level of positive operating leverage at present. Another alternative is our stronger commitment to developing our Treasury Management function, which offers fee-based services to our commercial customers in the areas of cash management and payments that produce noninterest income in addition to helping to control interest expense by generating a higher level of low or no-cost depository balances for our Company. Lastly, another alternative to enhancing the overall performance of UBCP (and, one that should strongly contribute to our Company attaining its goal of growing its total assets to a level of $1.0 billion or greater) is the development of our newest banking center, which is currently under construction in the highly favorable market of Wheeling, West Virginia and should be completed for opening in the third quarter of 2025. Our Company already has many solid customer relationships in this coveted marketplace and we firmly believe that by finally having a “brick-and-mortar” location therein, we will be able to more fully leverage these already existing relationships, while having the opportunity to build many new relationships within this prime market. Obviously, these new alternatives that can lead to additional noninterest income and revenue enhancement opportunities for UBCP do have a cost, which already has and will continue to lead to additional expense or overhead for our Company. But, sometimes you have to take one-step back in order to take several-steps forward and that is what we firmly believe that we are doing by undertaking these new initiatives. With the revenue challenges that both we and the players within our industry are currently facing, we strongly feel that now is the time for our Company to focus on enhancing and expanding existing lines of business and growing new lines of business thus, achieving the organic growth that will lead to the continued and future relevance of UBCP.

Our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the first nine months of 2024, we, once again, paid both our regular cash dividend, which increased by $0.03 to a level of $0.5250, and a special cash dividend of $0.15 for a total payout of $0.6750 in the current year. This is an increase for the quarter and the year of $0.01, or 6.0%, and $0.03, or 4.7%, respectively. This total dividend payout level for the current year produces a near-industry leading total dividend yield of 6.4%. This total dividend yield is based on our third quarter cash dividend on a forward basis, plus the special dividend (which combined total $0.86) and our quarter-end fair market value of $13.13. On a year-over-year basis as of September 30, 2024, the fair market value of our Company’s stock was up $1.58, or 13.7%, from the prior year and our Company’s market price to tangible book value was 121%, which compares favorably to our peer group.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At September 30, 2024, gross loans were $475.0 million, compared to $483.2 million at December 31, 2023, a decrease of $8.2 million after offsetting repayments for the period. The overall decrease in the loan portfolio was comprised of a $9.0 million decrease in commercial and commercial real estate loans and a $2.1 million decrease in residential real estate lending and a $2.8 million increase in installment loans since December 31, 2023.

Commercial and commercial real estate loans comprised 78.8% of total loans at September 30, 2024, compared to 79.3% at December 31, 2023. Commercial and commercial real estate loans have decreased $8.2 million, or 1.7% since December 31, 2023. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Installment loans represented 2.0% of total loans at September 30, 2024 and 1.4% at December 31, 2023. Some of the installment loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Installment loans have increased $2.8 million since December 31, 2023.

Residential real estate loans were 19.2% of total loans at September 30, 2024 and 19.3% at December 31, 2023, representing a decrease of $2.0 million or 2.2% since December 31, 2023. At September 30, 2024, the Company did not hold any loans for sale.

As of September 30, 2024, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in 1st Lien 1-4 Family with $117.5 million of loans outstanding, or 24.8% of total loan outstanding at September 30, 2024, and Owner Occupied Non Farm/Non Residential with loans outstanding of $97.6 million of 20.6% of loans outstanding. The following table presents additional detail regarding the Company’s largest loan concentration as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
Account Type	Outstanding	Percent	Outstanding	Percent

	(Dollars, in thousands)
1st Lien 1-4 Family	$117,486	24.8%	$120,903	25.0%
Owner Occupied Non Farm/Non Residential	97,642	20.6%	101,542	21.0%
Commercial & Industrial	96,508	20.4%	91,294	18.9%
Other Non Farm/Non Residential	88,998	19.0%	94,894	19.6%

The allowance for credit losses totaled $4.0 million at September 30, 2024, which represented 0.84% of total loans. The allowance for loan losses at December 31, 2023, or was $3.9 million or 0.81% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb estimated credit losses associated with the loan portfolio. Net loan charge-offs (exclusive of overdrafts net charge-offs of $80,000) for the nine months ended September 30, 2024 were approximately $141,000. Net loans charged off (exclusive of overdrafts net charge-offs $82,000) was ($22,000) for the nine months ended September 30, 2023.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2024 increased approximately $7.4 million from December 31, 2023 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, and certificates of deposits. For the period ended September 30, 2024, total deposits decreased approximately $5.6 million, or less than 1.0% from December 31, 2023 totals. In addition to the decrease in deposits for the nine months ended September 30, 2024, the Company has also experienced a shift of deposits from interest bearing and savings to certificate of deposits during the nine months ended September 30, 2024.

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

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $9.3 million from December 31, 2023 totals. At September 30, 2024, the Company has $75 million of fixed rate advances that mature over the next 2 to 4 years. Refer to footnote 10 for further information.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Net Income

For the nine months ended September 30, 2024 the Company reported net earnings of $5,553,000, compared to $6,560,000 for the nine months ended September 30, 2023. On a per share basis, the Company’s diluted earnings were $0.95 for the nine months ended September 30, 2024 and $1.15 for the nine months ended September 30, 2023.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income before the provision for credit losses decreased 4.5%, or $878,000 for the nine months ended September 30, 2024 compared to the same period in 2023. The increase is mainly attributable to an increase in the overall fuding costs for the Company.

Provision for (Reversal of ) Credit Loss Expense – Loans and Off Balance Sheet Commitments

Net loans charged-off for the nine months ended September 30, 2024, excluding overdrafts, was $141,000. Considering the level of charge-offs and a slight increase in the projection of unemployment in our loan credit loss reserve modeling system, the Company recorded a provision for credit losses of $304,000 for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recorded a reversal of credit loss expense – off balance sheet commitments of $130,000 due to reduction in outstanding commitments. Giving strong consideration to our overall solid credit related metrics at September 30, 2023, our Company had a reversal of credit loss expense of $300,000 during the nine months ended September 30, 2023. The overall improvement in the economy post COVID also contributed to the reversal of credit loss expense during the nine months ended September 30, 2023.

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

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest income for the nine months ended September 30, 2024 as compared to the same period in 2023 increased $240,000 or 7.9%. The net realized gain on sale of loans increased $355,000 for the nine months ended September 30, 2024. This was offset by a net realized loss on the sale of available-for-sale securities of $116,000 for the same period.

Noninterest Expense

The Company saw its noninterest expense increase by $275,000 or 1.7% year-over-year. Our Company was able to successfully apply and be approved for an Employee Retention Credit (ERC) in the first quarter which helped to offset the general increase due to inflation during 2024.

Federal Income Taxes

The (credit) provision for federal income taxes was ($41,000) for the nine months ended September 30, 2024, compared to a provision of $339,000 for the same period in 2023. The credit for federal income taxes is a result of the increased level of non taxable income year period over period.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Net Income

For the three months ended September 30, 2024 the Company reported net earnings of $1,820,000, compared to $2,392,000 for the three months ended September 30, 2023. On a per share basis, the Company’s diluted earnings were $0.31 for the three months ended September 30, 2024 and $0.42 for 2023.

Net Interest Income

Net interest income decreased 6.5%, or $427,000, for the three months ended September 30, 2024 compared to the same period in 2023. This decrease was mainly driven by an increase in the Company’s cost of funds for the three months ended September 30, 2024.

Provision for (Reversal of ) Credit Loss Expense – Loans and Off Balance Sheet Commitments

Net loans charged-off for the three months ended September 30, 2024, excluding overdrafts, was $141,000. Considering the level of charge-offs and a slight increase in the projection of unemployment in our loan loss reserve modeling system, the Company recorded a provision for credit loss expense - loans of $69,000 for the three months ended September 30, 2024. Giving strong consideration to our overall solid credit related metrics as of September 30, 2023 and the forecast for unemployment improving, our Company had a reversal of credit loss expense of $154,000 during the three months ended September 30, 2023.

Noninterest Income

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, sales of loans in the secondary market, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees, earnings on bank-owned life insurance and other miscellaneous items.

Noninterest income for the three months ended September 30, 2024 as compared to the same period in 2023 increased $253,000 or 26.2%. The net realized gain on sale of loans increased $167,000 for the three months ended September 30, 2024.

Noninterest Expense

The Company saw its noninterest expense increase by $296,000 or 5.7% year-over-year. Salaries increased $277,000 for the three months ended compared to the same period in 2023. This increase was mainly driven by inflationary pressure in the work force during 2023 and 2024.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federal Income Taxes

The (credit) provision for federal income taxes was ($64,000) for the three months ended September 30, 2024, compared to a provision of $58,000 for the same period in 2023. The credit for federal income taxes is a result of the increased level of non taxable income period year period.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $65.5 million at September 30, 2024, compared to $63.6 million at December 31, 2023, a $1.9 million increase.

Total stockholders’ equity in relation to total assets was 7.94% at September 30, 2024 and 7.76% at December 31, 2023. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	13.37%
Tier 1 capital ratio	13.37%
Total capital ratio	14.07%
Leverage ratio	9.53%

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

Inflation

While the stock market has continued to remain robust through the third quarter of 2024, certain indicators suggest that there could be looming trouble in the national and global economies related to increased fiscal deficits and the need for additional borrowing by the U.S. government to fund both its operations and to service its existing debt. In addition, data supplied by the Federal Reserve continues to show a systematic decline in consumer confidence in the U.S. since the beginning of 2024. Some of the basis for the current consumer sentiment is related to pressure on home values, primarily in the sunbelt states, as well as increasing concern over job security. While personal consumption has remained relatively strong on a national basis through August of 2024, many economists warn that a significant reduction in consumer spending may become a factor going into fiscal year 2025.

With respect specifically to the third quarter of 2024, the Federal Reserve has indicated that economic activity was little changed in nearly all Federal Reserve Districts. Most Districts reported declining manufacturing activity, with activity in the banking sector remaining generally steady to up slightly, and loan demand was mixed, with some Districts noting an improvement in the outlook due to the decline in interest rates. Reports on consumer spending were mixed. While housing market activity has generally held up, with home values largely holding steady, inventory continued to expand in much of the nation. Nationally, commercial real estate markets were generally flat.

According to the Federal Reserve, inflation has continued to moderate during the third quarter of 2024. However, the prices of some food staples, such as eggs and dairy, have increased more sharply in some regions, and acute pressures from rising insurance and healthcare costs are being felt by some consumers. The principal mechanism used by the Federal Reserve to combat rising inflation involves increasing interest rates, and it is management’s opinion is that movements in interest rates affect the Company’s financial condition and results of operations more acutely in the short term than changes in the rate of inflation. The Company’s ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company’s performance.

Inflation, however, can directly impact the Company’s performance by potentially reducing the spending power of its borrowers. Higher costs continue to present a risk to the economy. Interest rate levels and energy prices, in combination with global economic conditions and fiscal and monetary policy, will likely continue to impact our results for the remainder of 2024 and into 2025. The Company continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking past due accounts. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional credit loss provisions as warranted by the extremely fluid economic condition.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide this disclosures.

ITEM 4.Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.     Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.    Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 7/1/2024 to 7/31/2024	––	––	––	––
Month #2 8/1/2024 to 8/31/2024	—	—	––	––
Month #3 9/1/2024 to 9/30/2024	––	––	––	––

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

ITEM 3.      Defaults Upon Senior Securities

Not applicable.

ITEM 4.      Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

During the most recently completed fiscal quarter, no director or officer of the Company adopted or terminated:

(1)

Any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of SEC Rule 10b5–1(c) (a “Rule 10b5–1 trading arrangement”); or

(2)	Any “non–Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of SEC Regulation S-K.

United Bancorp, Inc.

Part II – Other Information

ITEM 6.      Exhibits

EX-3.1	Amended Articles of Incorporation of United Bancorp, Inc. (1)

EX-3.2	Amended and Restated Code of Regulations of United Bancorp, Inc. (2)

EX-4.1	Description of Registrant’s Common Stock (3)

EX 4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (4)

EX 31.1	Rule 13a-14(a) Certification – CEO

EX 31.2	Rule 13a-14(a) Certification – CFO

EX 32.1	Section 1350 Certification – CEO

EX 32.2	Section 1350 Certification – CFO

EX 101.INS	XBRL Instance Document

EX 101.SCH	XBRL Taxonomy Extension Schema Document

EX 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.
(3)	Incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020.
(4)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ United Bancorp, Inc.

Date: November 13, 2024	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 13, 2024	By:	/s/Randall M. Greenwood
Randall M. Greenwood
EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL AND RISK OFFICER