Form 10-K
period 2024-12-31
UNITED BANCORP INC /OH/
filed 2025-03-14
CIK 731653

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

As of June 30, 2025 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $59,874,845 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,966,278 common shares outstanding as of March 11, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 16, 2025 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2024 are incorporated by reference into Parts I and II.

PART I

Item 1Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company is an Ohio corporation which filed its initial articles of incorporation on July 8, 1983. At December 31, 2024 the Company has one wholly-owned subsidiary bank, Unified Bank, Martins Ferry, Ohio (Unified, or the Bank).

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

For a discussion of the development of the Company’s business over the course of the prior fiscal year, refer to “Management’s Discussion and Analysis” from the 2024 Annual Report To Shareholders filed herewith as Exhibit 13.

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

Pursuant to deposit market share information provided by the FDIC as of June 30, 2024, Unified competes (in its main market of Belmont County, Ohio) with approximately 27 other commercial banking institutions in its Ohio and West Virginia markets. Based on this information, the Bank ranked third in total deposit market share. The top four institutions in Unified’s primary banking markets included: Huntington National Bank; Belmont Savings Bank; PNC Bank; and Wesbanco Bank.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. Unified exceeded its minimum capital requirements under applicable guidelines as of December 31, 2024.

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

Regulatory Capital Requirements Unified is required to maintain minimum levels of capital in accordance with FDIC capital adequacy guidelines. If capital falls below minimum guideline levels, a bank, among other things, may be denied approval to acquire or establish additional branches or organize or acquire other non-bank businesses. The required capital levels and the Bank’s capital position at December 31, 2024 and 2023 are summarized in the table included in Note 11 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2024, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

		Executive Officers Positions held with Company;
Name	Age	Business Experience
Scott Everson	57	President and Chief Executive Officer

Matthew F. Branstetter	57	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	61	Senior Vice President, Chief Financial Officer, Treasurer

Erika R. Ault	45	Corporate Secretary

Each individual has held the position noted during the past five years with the excetption of Erik R. Ault who was appointed to Corporate Secretary August 21, 2024.

Each of these Executive Officers is appointed annually by the Company’s board of directors and is serving at-will in their current positions.

Internet Address

The Company’s internet web site may be founda at http://www.unitedbancorp.com.

Industry Segments

United Bancorp and its subsidiary are engaged in one line of business, banking. Item 8 of this 10-K provides financial information for United Bancorp’s business.

Statistical Disclosures by Bank Holding Companies

I        Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 19 and 20 of our 2024 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table provides average balance sheet information and reflects the taxable equivalent average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2023 and 2022. The yields and costs are calculated by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities.

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

	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans (1)	$463,612	$25,261	5.45%	$462,692	$20,748	4.48%
Taxable Securitied AFS	75,494	2,741	3.63	54,852	1,899	3.46
Tax Exempt securities available for sale (1)	154,151	7,430	4.82	120,073	5,565	4.63
Federal funds sold	53,826	2,752	5.11	44,668	493	1.10
FHLB stock and other	3,461	254	7.34	3,191	139	4.35

Total interest-bearing assets	750,544	38,438	5.12	685,476	28,844	4.21

Non interest-earning assets
Cash and due from banks	8,967			8,301
Premises and equipment (net)	12,222			12,547
Other nonearning assets	34,244			32,471
Less: allowance for loan losses	(3,923)			(3,020)
Total noninterest-earning assets	51,510			50,299
Total assets	$802,054			$735,775

Demand deposits	$216,947	1,923	0.89%	$262,763	845	0.32%
Savings deposits	137,862	132	0.10	144,283	77	0.05
Time deposits	134,011	3,818	2.85	67,848	722	1.06
Subordinated debentures	23,787	1,532	6.44	23,726	1,387	5.85
Repurchase Agreements	25,049	1,053	4.20	—	—	—
Advances from the Federal Home Loan Bank	60,081	2,556	4.25	22,581	242	1.07

Total interest-bearing liabilities	$597,737	11,014	1.84	$521,201	3,273	0.63

Non interest-bearing liabilities
Demand deposits	146,987			151,342
Other liabilities	5,042			4,016
Total noninterest-bearing liabilities	152,029			155,858

Total liabilities	749,766			677,059

Total stockholders’ equity	52,288			58,716

Total liabilities & stockholders’ equity	$802,054			$735,775

Net interest income		$27,424			$25,571
Net interest spread			3.28%			3.58%

Net yield on interest earning assets			3.65%			3.73%

●	For purposes of this schedule, nonaccrual loans are included in loans.
●	Fees collected on loans are included in interest on loans. However, such fees are not material for comparative purposes.
●	Earnings on tax-exempt earnings is shown on a tax equivalent basis using a marginal tax rate of 21%

Rate/Volume Analysis

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected interest income and expense during 2023. For purposes of this table, changes in interest due to volume and rate were determined using the following methods:

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

	2023 Compared to 2022
	Increase/(Decrease)
(In thousands)		Change	Change
	Total	Due To	Due To
	Change	Volume	Rate
Interest and dividend income
Loans	$4,508	41	4,467
Taxable securities available for sale	842	745	97
Tax-exempt securities available for sale	1,866	1,057	809
Federal funds sold	2,259	121	2,138
FHLB stock and other	119	12	107
Total interest and dividend income	9,594	1,976	7,618

Interest expense
Demand deposits	1,078	(171)	1,249
Savings deposits	55	(4)	59
Time deposits	3,096	1,136	1,960
Trust Preferred debentures	145	—	145
Repurchase agreements	811	29	782
Advances from Federal Home Loan Bank	2,556	2,556	—
Total interest expense	7,741	3,546	4,195

Net interest income	$1,853	(1,570)	3,423

II       Investment Portfolio

A       Contractual maturities of securities at year-end 2024 were as follows:

	Amortized	Estimated	Average Tax
	Cost	Fair Value	Equivalent Yield

	(dollars in thousands)
US Agency obligations
Under 1 Year	$—	$—	—%
1 – 5 Years	10,000	9,888	4.00%
5-10 Years	2,500	2,366	4.00%
Over 10 Years	—	—	—

State and municipal obligations
Under 1 Year	$1,210	$1,207	4.34%
1 – 5 Years	—	—	—
5-10 Years	4,070	3,879	3.74%
Over 10 Years	208,039	199,173	4.60%

Subordinated Debt
Under 1 Year	$3,042	$2,969	2.96%
1 – 5 Years	4,500	4,414	7.34%
5-10 Years	19,400	16,735	3.29%
Over 10 Years	—	—	—

Total securities available for sale	$252,761	$240,631	4.59%

Earnings on tax-exempt earnings is shown on a tax equivalent basis using a marginal tax rate of 21%

III       Loan Portfolio

A        Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2024 maturing within the various time frames indicated:

			Five
	One	One	Through
	Year or	Through	Fifteen	After
	Less	Five Years	Years	Fifteen Years	Total

	(In thousands)
Commercial and industrial loans	$7,401	$56,257	$32,427	$2,710	$98,795
Commercial real estate loans	13,561	43,619	130,617	103,876	291,673

Total	$20,962	$99,876	$163,044	$106,586	$390,468

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2024 due to mature after one year:

			Total <	Total >
	Fixed	Variable	One	One
	Rate	Rate	Year	Year

	(In thousands)
Commercial and industrial loans	$56,571	$42,224	$7,401	$91,394
Commercial real estate loans	65,017	226,656	13,561	278,112

Total	$121,588	$268,880	$20,962	$369,506

Variable rate loans are those loans with floating or adjustable interest rates.

As of December 31, 2024, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in Commercial and Industrial with $98.8 million of loans outstanding, or 20.1% of total loan outstanding at December 31, 2024, and Owner Occupied Non Farm/Non Residential with loans outstanding of $96.3 million or 19.6% of loans outstanding. The following table presents additional detail regarding the Company’s largest loan concentration as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
Account Type	Outstanding	Percent	Outstanding	Percent

	(Dollars, in thousands)
1st Lien 1-4 Family	$91,737	18.7%	$93,364	19.3%
Owner Occupied Non Farm/Non Residential	96,299	19.6%	101,542	21.0%
Commercial & Industrial	98,795	20.1%	91,294	18.9%
Other Non Farm/Non Residential	93,703	19.1%	94,894	19.6%

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 10-22 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2024 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Credit Losses

The following table provides key credit ratios for each applicable period.

	2024	2023	2022
Ratio of net charge-offs to average loans outstanding for the year	0.07%	0.02%	0.14%
Ratio of commercial loans and industrial net charge-offs to average commercial loans	0.13%	(0.03)%	(0.01)%
Ratio of commercial real estate loans net charge-offs to average commercial real estate loans	0.00%	0.00%	0.21%
Ratio of real estate loans net charge-offs to average real estate loans	0.19%	0.00%	0.00%
Ratio of installment loans net charge-off to average consumer loans	2.16%	1.93%	1.90%
Total allowance for credit losses to total loans	0.82%	0.81%	0.45%
Nonaccrual loans to total loans	0.15%	0.10%	0.04%
Total allowance for credit losses to nonperforming loans	508.33%	611.23%	1127.47%

B	Allocation of the Allowance for Credit Losses

The following table allocates the allowance for credit losses bu collateral type at December 31, 2024, 2023, and 2022. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2024		2023		2022
		% of		% of		% of
		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Loan type
Commercial and Industrial	$699	20.12%	$573	18.89%	$215	19.65%
Commercial real estate	1,488	59.41%	1,408	60.40%	815	58.65%
Residential real estate	1,708	18.68%	1,843	19.32%	816	20.40%
Consumer	131	1.79%	94	1.39%	206	1.30%
General	N/A		—		—	N/A

Total	$4,026	100.00%	$3,918	100.00%	$2,052	100.00%

V       Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Section I of this “Statistical Disclosures by Bank Holding Companies” section and to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” on page 19 of our 2024 Annual Report filed herewith as Exhibit 13, which is incorporated by reference. At December 31, 2024, 2023 and 2022 the aggregate amount of uninsured deposits was approximately $110.2 million, $102.9 million and $89.8 million.

B	Maturity analysis of time deposits greater than $250,000.

At December 31, 2024, the time to remaining maturity for time deposits in excess of $250,000 was:

2024
(In thousands)
Three months or less	$6,489
Over three through six months	10,116
Over six through twelve months	16,744
Over twelve months	2,587

Total	$35,936

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

Item 2Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio a future expanion building in St Clairsville, Ohio and the following offices:

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

PART II

Item 5Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 9, “Shareholder Information” of the 2024 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 31, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2024 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference. Additional disclosure regarding dividend restrictions is also included under Part I, Item 1 of this 10-K in the section captioned “Supervision and Regulation.”

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number
			Shares (or Units)	(or Approximate Dollar Value) of
	(a)	(b)	Purchased as Part	Shares (or Units)
	Total Number of	Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Month #l 10/1/2024 to 10/31/2024	—	$—	—	—
Month #2 11/1/2024 to 11/30/2024	—	—	—	—
Month #3 12/1/2024 to 12/31/2024	—	—	—	—
Total	—	$—	—	—

Unregistered Sales of Equity Securities and Use of Proceeds

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used by the Company to acquire common shares on the open market which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. During the quarter ended December 31, 2024, the Plan purchased no shares for allocation to participant accounts. All purchases under the Plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof.

Item 6[Reserved]

Not Applicable

Item 7Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 10-22, “Management’s Discussion and Analysis” of the 2024 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference. For a comparison of results of operations between 2024 and 2023, see “Management’s Discussion and Analysis” in the 2023 Annual Report To Shareholders filed as Exhibit 13 to the Company’s annual report on 10-K for 2023.

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

Item 8Financial Statements and Supplementary Data

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2024 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

Item 9Changes In and Disagreements with Accountants

None

Item 9AControls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company’s principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management identified a material weakness in our internal control over financial reporting as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis.  Accordingly, our principal executive officer and principal financial officer concluded that our procedures were not effective as of December 31, 2024.

During February 2025, while finalizing the financial statements, management determined that the fair value of available for sale investment securities was not recorded appropriately to reflect the year end valuation at December 31, 2024. As such, the Company has concluded that a material weakness exists in its internal controls over financial reporting. The error was discovered before any financial statements were issued.  Corrections were made to properly reflect the correct accounting treatment to the fair value of the available for sale investment securities and the related effects to deferred taxes and accumulated other comprehensive income. Consequently, the material weakness did not result in any identified misstatement, and there were no changes to previously issued financial statements.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this report.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2025, corrections were made by management to implement procedures to ensure that available for sale investment securities are properly valued for each financial reporting period going forward, which completely remedied the material weakness. Management will continue to monitor the effectiveness of these controls and will make any further changes deemed appropriate.

Other than described above, during the year ended December 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9BOther Information

During the fourth quarter, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of SEC Regulation S-K.

PART III

Item 10Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board” and “Delinquent Section 16(a) Reports.”

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

Item 11Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”. During 2024, the Compensation Committee authorized the accelerated vesting of 12,500 shares of restricted stock for Mr. Everson and 10,000 shares of restricted stock for each of Messrs. Greenwood and Branstetter. These awards were originally scheduled to vest in 2030.

Item 12Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information December 31, 2024
				Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise	under equity compensation
	outstanding options, warrants		price of outstanding options,	plans (excluding securities
	and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	289,290	(1)	$—	198,290
Equity compensation plans not approved by security holders
Total	289,290		$—	198,290

(1) Represents shares of restricted stock awarded under the 2008 and 2018 Stock Incentive Plans.

Item 13Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions “ and ” Corporate Governance and Committees of the Board.”

Item 14Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

PART IV

Item 15Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm (PCAOB ID 74), appear on pages 26 through 74 of the United Bancorp, Inc. 2024 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2024 and 2023

Consolidated Statements of Income

Years Ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

10.8	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.9	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.10	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

10.11	United Bancorp, Inc. 2018 Stock Incentive Plan (10)

10.12	Form of Subordinated Note Purchase Agreement, dated May 14, 2019, by and among United Bancorp, Inc. and the Purchasers (12)

13	2024 Annual Report

19	Insider Trading Policies and Procedures

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firms

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

97	Clawback Policy (13)

101

The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(7) Not used.

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

(13) Incorporated by reference to Exhibit 97 to the registant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2024

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/ Scott A. Everson	March 14, 2025
Scott A. Everson, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott A. Everson	March 14, 2025
Scott A. Everson, Director, President & Chief Executive Officer

By:	/s/ Randall M. Greenwood	March 14, 2025
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/ Gary W. Glessner	March 14, 2025
Gary W. Glessner, Director

By:	/s/ John M. Hoopingarner	March 14, 2025
John M. Hoopingarner, Director

By:	/s/ Bethany E. Schunn	March 14, 2025
Bethany E. Schunn, Director

By:	/s/ Brian M. Hendershot	March 14, 2025
Brian M. Hendershot, Director