Form 10-Q
period 2025-03-31
UNITED BANCORP INC /OH/
filed 2025-05-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2025

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2025, 5,794,011 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$7,905	$8,171
Interest-bearing demand deposits	28,498	11,437
Cash and cash equivalents	36,403	19,608
Available-for-sale securities, net of allowance of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024	229,843	240,631
Loans, net of allowance for credit losses of $4,095 and $4,026 at March 31, 2025 and December 31, 2024, respectively	492,771	486,945
Premises and equipment	24,967	23,599
Federal Home Loan Bank stock	4,026	4,026
Foreclosed assets held for sale, net	3,328	3,363
Core deposit other intangible asset	85	122
Goodwill	682	682
Accrued interest receivable	3,499	4,322
Deferred federal income tax	2,516	4,011
Bank-owned life insurance	19,954	19,852
Other assets	12,607	9,495
Total assets	$830,681	$816,656
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$323,030	$320,690
Savings	124,244	125,120
Time	176,807	167,684
Total deposits	624,081	613,494
Securities sold under repurchase agreements	37,565	30,494
Subordinated debentures	23,863	23,847
Advances Federal Home Loan Bank	75,000	75,000
Lease liability – finance lease	2,893	2,873
Interest payable and other liabilities	6,478	7,491
Total liabilities	769,880	753,199

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,203,141 shares at March 31, 2025, and 6,203,141 shares at December 31, 2024; outstanding - 5,794,021 and 5,793,611 shares at March 31, 2025 and December 31, 2024, respectively	6,203	6,203
Additional paid-in capital	26,543	26,373
Retained earnings	46,046	46,307
Stock held by deferred compensation plan; 168,576 and 172,667 shares at March 31, 2025 and December 31, 2024, respectively	(2,159)	(2,078)
Accumulated other comprehensive loss	(12,535)	(10,100)
Treasury stock, at cost 240,544 and 236,863 shares at March 31, 2025 and December 31, 2024, respectively	(3,297)	(3,248)
Total stockholders’ equity	60,801	63,457
Total liabilities and stockholders’ equity	$830,681	$816,656

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2025 and 2024

(In thousands, except per share data)

(Unaudited)

	2025	2024
Interest and Dividend Income
Loans, including fees	$7,327	$6,762
Securities:
Taxable	387	560
Non-taxable	1,896	1,714
Federal funds sold	138	487
Dividends on Federal Home Loan Bank and other stock	94	98
Total interest and dividend income	9,842	9,621
Interest Expense
Deposits	2,015	1,962
Borrowings	1,580	1,544
Total interest expense	3,595	3,506
Net Interest Income	6,247	6,115
Credit Loss Expense
Provision for credit loss expense - loans	96	—
Provision for credit loss expense - off balance sheet commitments	—	—
Provision for Credit Loss Expense	96	—
Net Interest Income After Provision for Credit Losses	6,151	6,115
Noninterest Income
Service charges on deposit accounts	733	703
Realized gain (loss) on sale of available-for-sale securities	143	(194)
Realized gains on sales of loans	84	77
Earnings on bank-owned life insurance	193	197
Other income	128	83
Total noninterest income	1,281	866
Noninterest Expense
Salaries and employee benefits	2,837	1,787
Occupancy and equipment	630	624
Professional services	342	610
Data processing and related electronic services	366	383
FDIC insurance	94	108
Insurance	162	150
Franchise and other taxes	145	148
Advertising	130	113
Stationery and office supplies	31	26
Amortization of intangibles	37	38
Other expenses	812	851
Total noninterest expense	5,586	4,838
Income Before Federal Income Taxes	1,846	2,143
(Benefit) provision for Federal Income Taxes	(26)	150
Net Income	$1,872	$1,993
Basic Earnings Per Share	$0.32	$0.35
Diluted Earnings Per Share	$0.32	$0.35
Dividends Per Share (including special dividend of $0.175 in March 2025 and $0.15 in March 2024)	$0.3575	$0.3225

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended March 31, 2025 and 2024

(In thousands, except per share data)

(Unaudited)

	2025	2024
Net Income	$1,872	$1,993
Other comprehensive income (loss), net of tax
Net realized (gain) loss included in net income, net of tax $ 30 and (benefits) of ($41)	(113)	153
Unrealized holding gain (loss) on available-for-sale securities during the period, net of taxes (benefits) of ($617) and ($129) for each respective period	(2,322)	(482)
Other comprehensive loss	(2,435)	(329)
Comprehensive (Loss) income	$(563)	$1,664

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025 and 2024

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance January 1, 2024	$6,064	$25,913	$(4,924)	$44,018	$(7,478)	$63,593
Net income	—	—	—	1,993	—	1,993
Restricted stock issued	124	(124)	—	—	—	—
Other comprehensive loss	—	—	—	—	(329)	(329)
Cash dividends - $0.3225 per share	—	—	—	(1,938)	—	(1,938)
Repurchase of common stock	—	—	(656)	—	—	(656)
Shares purchased for deferred compensation plan	—	(334)	334	—	—	—
Expense related to share-based compensation plans	—	543	—	—	—	543
Balance, March 31, 2024	$6,188	$25,998	$(5,246)	$44,073	$(7,807)	$63,206
Balance January 1, 2025	6,203	26,373	(5,326)	46,307	(10,100)	63,457
Net income	—	—	—	1,872	—	1,872
Restricted stock issued	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,435)	(2,435)
Cash dividends - $0.3575 per share	—	—	—	(2,133)	—	(2,133)
Repurchase of common stock	—	—	(49)	—	—	(49)
Shares purchased for deferred compensation plan	—	81	(81)	—	—	—
Expense related to share-based compensation plans	—	89	—	—	—	89
Balance, March 31, 2025	$6,203	$26,543	$(5,456)	$46,046	$(12,535)	$60,801

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2025 and 2024

(In thousands except per share data)

(Unaudited)

	2025	2024
Operating Activities
Net income	$1,872	$1,993
Items not requiring (providing) cash
Depreciation and amortization	290	261
Amortization of intangible asset	37	38
Premium amortization on securities	107	122
Provision for credit loss expense	96	—
Gain on sale of loans	(84)	(77)
(Gain) loss on sale of available-for-sale securities	(143)	194
Expense related to share based compensation programs	89	543
Increase in value of bank-owned life insurance	(103)	(114)
Originations of loans held for sale	(2,378)	(1,970)
Proceeds from sale of loans held for sale	2,462	2,047
Amortization of debt instrument costs	15	15
Net change in accrued interest receivable and other assets	(222)	931
Net change in accrued expenses and other liabilities	(974)	(368)

Net cash provided by operating activities	1,064	3,615

Investing Activities
Purchase of available-for-sale securities	—	(34,905)
Proceeds from calls/redemptions of available-for-sale securities	10	35
Sale of available-for-sale securities	7,733	25,091
Net change in loans	(5,838)	2,959
Proceeds from sales of foreclosed assets	28	—
Purchases of premises and equipment	(1,658)	(3,392)

Net cash provided by (used in) investing activities	275	(10,212)

Financing Activities
Net change in deposits	10,587	4,291
Net change in securities sold under repurchase agreements	7,071	11,024
Net change in Federal Home Loan Bank advances	—	—
Finance lease principal payment	(20)	(17)
Repurchase of common stock	(49)	(656)
Cash dividends paid	(2,133)	(1,938)

Net cash provided by financing activities	15,456	12,704

Increase in Cash and Cash Equivalents	16,795	6,107

Cash and Cash Equivalents, Beginning of Period	19,608	40,770

Cash and Cash Equivalents, End of Period	$36,403	$46,877

Supplemental Cash Flows Information
Federal income taxes paid	$—	$—
Interest paid on deposits and borrowings	$6,243	$3,477

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2025, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2024 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2024 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Three Months Ended March 31, 2025 and 2024

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.1 million at March 31, 2025 and $2.9 million at December 31, 2024 and is included within the line item accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.4 million at March 31, 2025 and $1.4 million at December 31, 2024 and was reported in the line item accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

Three Months Ended March 31, 2025 and 2024

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended March 31, 2025
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,872
Less allocated earnings on non-vested restricted stock	—
Less allocated dividends on non-vested restricted stock	(103)
Net income allocated to common stockholders	1,769
		5,566,428
Basic and diluted earnings per share			$0.32

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

	Three Months Ended March 31, 2024
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,993
Less allocated earnings on non-vested restricted stock	(2)
Less allocated dividends on non-vested restricted stock	(88)
Net income allocated to common stockholders	1,903
		5,499,877
Basic and diluted earnings per share			$0.35

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2021.

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
March 31, 2025:
U.S. government agencies	$12,500	$—	$(160)	$12,340
Subordinated notes	26,928	—	(2,500)	24,428
State and municipal obligations	205,627	34	(12,586)	193,075
Total debt securities	$245,055	$34	$(15,246)	$229,843

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2024:
U.S. government agencies	$12,500	$—	$(246)	$12,254
Subordinated notes	26,942	—	(2,824)	24,118
State and municipal obligations	213,319	335	(9,395)	204,259
Total debt securities	$252,761	$335	$(12,465)	$240,631

There was no allowance for credit losses at March 31, 2025 or December 31, 2024.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

The amortized cost and fair value of available-for-sale securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under one year	$4,235	$4,194
One to five years	14,500	14,376
Five to ten years	27,037	24,329
Over ten years	199,283	186,944
Totals	$245,055	$229,843

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $118.7 million and $121.4 million at March 31, 2025 and December 31, 2024, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2025 was $221.7 million, which represented 96% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2024 was $208.8 million, which represented less than 87% of the Company’s available-for-sale.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

The following tables show the Company’s available for sale securities and the related gross unrealized losses and fair value,for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31. 2024:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$12,340	$(160)	$12,340	$(160)
Subordinated notes	—	—	24,428	(2,500)	24,428	(2,500)
State and municipal obligations	133,752	(4,706)	51,152	(7,880)	184,904	(12,586)
Total temporarily impaired securities	$133,752	$(4,706)	$87,920	$(10,540)	$221,672	$(15,246)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$—	$—	$12,254	$(246)	$12,254	$(246)
Subordinated notes	—	—	24,118	(2,824)	24,118	(2,824)
State and municipal obligations	127,876	(2,478)	44,535	(6,917)	172,411	(9,395)
Total temporarily impaired securities	$127,876	$(2,478)	$80,907	$(9,987)	$208,783	$(12,465)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

The unrealized losses on the Company’s 196 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to require an allowance for credit losses to be recognized as of March 31, 2025 or December 31, 2024.

The Company recorded a gain on the sale of available - for - sale securities of approximately $143,000 for the three months ended March 31, 2025. The Company sold $140,000 in securities for a loss of $2,000 and sold $7,593,000 million in securities for a gain of $145,000. The Company wanted to rebalance a portion of its security portfolio during the first quarter of 2025. The Company recorded a loss on the sale of available-for-sale securities of approximately $194,000 for the three months ended March 31, 2024. The Company sold $20.3 million in securities for a loss of $228,000 and sold $5.0 million in securities for a gain of $34,000.

Note 3:      Loans and Allowance for Credit Losses

Categories of loans by purpose include:

	March 31,	December 31,
	2025	2024

	(In thousands)
Commercial and Industrial	$99,571	$98,795
Commercial real estate	296,493	291,673
Residential real estate	92,709	91,737
Consumer loans	8,093	8,766

Total gross loans	496,866	490,971

Less allowance for credit losses	(4,095)	(4,026)

Total loans	$492,771	$486,945

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

Three Months Ended March 31, 2025 and 2024

(In thousands)

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

The following tables present the balance in the allowance for credit losses by collateral type and the recorded investment in loans by purpose based on portfolio segment and credit loss method as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, beginning of period	$699	$1,488	$1,708	$131	$4,026
Provision for credit loss expense	19	(63)	129	11	96
Losses charged off	—	—	—	(34)	(34)
Recoveries	1	—	—	6	7
Balance, end of period	$719	$1,425	$1,837	$114	$4,095

Ending balance: individually evaluated for credit losses	$111	$—	$—	$—	$111
Ending balance: collectively evaluated for credit losses	$608	$1,425	$1,837	$114	$3,984
Loans:
Ending balance: individually evaluated for credit losses	$323	$1,469	$—	$200	$1,992
Ending balance: collectively evaluated for credit losses	$99,248	$295,024	$92,709	$7,893	$494,874

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

	March 31, 2024
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, beginning of period	$573	$1,408	$1,843	$94	$3,918
Provision for credit loss expense	15	(31)	(60)	76	—
Losses charged off	—	—	—	(57)	(57)
Recoveries	1	—	—	8	9
Balance, end of period	$589	$1,377	$1,783	$121	$3,870

Ending balance: individually evaluated for credit losses	$75	$—	$—	$—	$75
Ending balance: collectively evaluated for credit losses	$514	$1,377	$1,783	$121	$3,795
Loans:
Ending balance: individually evaluated for credit losses	$141	$8	$235	$—	$384
Ending balance: collectively evaluated for losses	$90,086	$288,878	$92,477	$8,482	$479,923

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2024

		December 31, 2024
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$699	$1,488	$1,708	$131	$4,026

Loans:
Ending balance: individually evaluated for impairment	$—	$—	$220	$—	$220
Ending balance: collectively evaluated for impairment	$98,795	$291,673	$91,517	$8,766	$490,751

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of March 31, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and Industrial
Risk Rating
Pass	$6,512	$21,013	$17,007	$10,640	$7,088	$18,425	$17,491	$—	$98,176
Special Mention	—	—	—	—	—	—	1,072	—	1,072
Substandard	—	—	41	26	—	186	70	—	323
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,512	$21,013	$17,048	$10,666	$7,088	$18,611	$18,633	$—	$99,571

Commercial and Industrial
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk Rating
Pass	$11,377	$19,453	$32,301	$32,347	$36,169	$95,886	$54,180	$—	$281,713
Special Mention	—	—	—	315	—	6,654	6,342	—	13,311
Substandard	—	—	—	—	377	1,092	—	—	1,469
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,377	$19,453	$32,301	$32,662	$36,546	$103,632	$60,522	$—	$296,493

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$17,889	$40,466	$49,308	$42,987	$43,257	$114,311	$71,671	$—	$379,889
Special Mention	—	—	—	315	—	6,654	7,414	—	14,383
Substandard	—	—	41	26	377	1,278	70	—	1,792
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,889	$40,466	$49,349	$43,328	$43,634	$122,243	$79,155	$—	$396,064
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$2,414	$9,410	$10,234	$16,772	$14,846	$38,769	$—	$—	$92,445
Nonperforming	—	—	21	—	16	227	—	—	264
Total	$2,414	$9,410	$10,255	$16,772	$14,862	$38,996	$—	$—	$92,709

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$418	$4,099	$1,199	$698	$305	$980	$375	$—	$8,074
Nonperforming	—	—	2	—	—	17	—	—	19
Total	$418	$4,099	$1,201	$698	$305	$997	$375	$—	$8,093

Consumer
Current period gross charge-offs	$34	$—	$—	$—	$—	$—	$—	$—	$34

Total
Payment Performance
Performing	$2,632	$13,509	$11,433	$17,470	$15,151	$39,752	$375	$—	$100,322
Nonperforming	—	—	23	—	16	241	—	—	280
Total	$2,632	$13,509	$11,456	$17,470	$15,167	$39,993	$375	$—	$100,602

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of December 31, 2024 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	$22,474	$17,993	$11,487	$8,082	$10,099	$8,295	$19,068	$—	$97,498
Special Mention	—	—	26	—	—	185	1,086	—	1,297
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,474	$17,993	$11,513	$8,082	$10,099	$8,480	$20,154	$—	$98,795

Commercial and industrial
Current period gross charge-offs	$—	$127	$—	$—	$—	$—	$—	$—	$127

Commercial real estate
Risk Rating
Pass	$19,554	$30,858	$32,972	$36,870	$31,461	$68,279	$57,096	$—	$277,090
Special Mention	—	—	315	242	—	7,781	6,229	—	14,567
Substandard	—	—	—	—	—	16	—	—	16
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,554	$30,858	$33,287	$37,112	$31,461	$76,076	$63,325	$—	$291,673

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$42,028	$48,851	$44,459	$44,952	$41,560	$76,574	$76,164	$—	$374,588
Special Mention	—	—	341	242	—	7,966	7,315	—	15,864
Substandard	—	—	—	—	—	16	—	—	16
Doubtful	—	—	—	—	—	—	—	—	—
Total	$42,028	$48,851	$44,800	$45,194	$41,560	$84,556	$83,479	$—	$390,468
Current period gross charge-offs	$—	$127	$—	$—	$—	$—	$—	$—	$127

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$9,480	$10,469	$16,912	$15,174	$17,401	$21,993	$—	$—	$91,429
Nonperforming	—	22	—	17	—	269	—	—	308
Total	$9,480	$10,491	$16,912	$15,191	$17,401	$22,262	$—	$—	$91,737

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$17	$—	$—	$17

Consumer
Payment Performance
Performing	$4,619	$1,427	$798	$349	$275	$907	$376	$—	$8,751
Nonperforming	—	—	—	—	15	—	—	—	15
Total	$4,619	$1,427	$798	$349	$290	$907	$376	$—	$8,766

Consumer
Current period gross charge-offs	$144	$72	$—	$—	$—	$—	$—	$—	$216

Total
Payment Performance
Performing	$14,099	$11,896	$17,710	$15,523	$17,676	$22,900	$376	$—	$100,180
Nonperforming	—	22	—	17	15	269	—	—	323
Total	$14,099	$11,918	$17,710	$15,540	$17,691	$23,169	$376	$—	$100,503
Current period gross charge-offs	$144	$72	$—	$—	$—	$17	$—	$—	$233

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

Three Months Ended March 31, 2025 and 2024

(In thousands)

The Company evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of March 31, 2025

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$27	$—	$—	$323	$350	$99,221	$99,571
Commercial real estate	338	—	—	1,335	1,673	294,820	296,493
Residential	443	30	—	264	737	91,972	92,709
Installment	58	5	3	16	82	8,011	8,093
Total	$866	$35	$3	$1,938	$2,842	$494,024	$496,866

Loan Portfolio Aging Analysis

As of December 31, 2024

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Insustrial	$—	$43	$41	$170	$254	$98,541	$98,795
Commercial real estate	48	—	—	258	306	291,367	291,673
Residential	95	30	—	308	433	91,304	91,737
Installment	15	2	15	—	32	8,734	8,766
Total	$158	$75	$56	$736	$1,025	$489,946	$490,971

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2025:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$211	$112	$323	$—	$323
Commercial real estate	1,335	—	1,335	—	1,335
Residential	264	—	264	—	264
Installment	16	—	16	3	19
Total	$1,826	$112	$1,938	$3	$1,941

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

The Company recognized $103,000 interest income on nonaccrual loans during the period ended March 31, 2025.

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2024:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$170	$—	$170	$41	$211
Commercial real estate	258	—	258	—	258
Residential	308	—	308	—	308
Consumer	—	—	—	15	15
Total	$736	$—	$736	$56	$792

The Company recognized approximately $4,000 interest income on nonaccrual loans during the the period ended December 31, 2024.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended
	March 31
	2025	2024

	(In thousands)
Service cost	$87	$81
Interest cost	98	81
Expected return on assets	(178)	(156)
Amortization of prior service cost and net loss	(22)	(22)

Pension (contra expense) expense	$(15)	$(16)

All components of pension expense are reflected within the salaries and employee benefits line of the consolidated statement of income.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2025	2024

	(In thousands)
Commercial loans unused lines of credit	$71,314	$71,522
Commitment to originate loans	69,988	70,251
Consumer open end lines of credit	35,701	35,570
Standby lines of credit	11	136

During the three months ended March 31, 2025, there was no change in the provision for credit expense for off balance sheet exposure of $94,000.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following table present the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in interest payable and other liabilities on the consolidated balance sheets of financial condition for the three months ended March 31, 2025 and 2024.

March 31,
2025

Balance – December 31, 2024	$94
Provision for (reversal of) credit losses	—
Balance – March 31, 2025	$94

March 31,
2024

Balance – December 31, 2023	$224
Provision for (reversal of) credit losses	—
Balance – March 31, 2024	$224

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2025	2024

	(In thousands)
Net unrealized loss on securities available-for-sale	$(15,212)	$(12,130)
Net unrealized loss for unfunded status of defined benefit plan liability	(654)	(654)
	(15,866)	(12,784)
Less: Tax effect	3,331	2,684
Net-of-tax amount	$(12,535)	$(10,100)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

The changes in accumulated other comprehensive income (loss) by component shown of net of tax and parenthesis indicating debits as of March 31, 2025 and 2024.

	Three months ended			Three months ended
	March 31, 2025			March 31, 2024
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(9,583)	$(517)	$(10,100)	$(7,049)	$(429)	$(7,478)
Other comprehensive income (loss) before reclassification	(2,322)	—	(2,322)	(482)	—	(482)
Amounts reclassified from accumulated other comprehensive gain (loss)	(113)	—	(113)	153	—	153
Net current -period other comprehensive income (loss)	(2,435)	—	(2,435)	(329)	—	(329)
Ending balance	$(12,018)	$(517)	$(12,535)	$(7,378)	$(429)	$(7,807)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2025
U.S. government agencies	$12,340	$—	$12,340	$—
Subordinated Notes	24,428	—	24,428	—
State and municipal obligations	193,075	—	193,075	—

December 31, 2024
U.S. government agencies	$12,254	$—	$12,254	$—
Subordinated Notes	24,118	—	24,118	—
State and municipal obligations	204,259	—	204,259	—

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Chief Lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Company’s Chief Lender by comparison to historical results. At March 31, 2025, the Company has a $75,000 collateral dependent loan that is fully reserved. There were no collateral dependent loans at December 31, 2024.

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

Three Months Ended March 31, 2025 and 2024

(In thousands)

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Company’s Chief lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender and are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
March 31, 2025
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	—	—	—	—

December 31, 2024
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	120	—	—	120

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	3/31/25	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	—	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/24	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	120	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2025:

Financial assets
Cash and cash equivalents	$36,403	$36,403	$—	$—
Loans, net of allowance	492,771	—	—	475,232
Federal Home Loan Bank	4,026	—	4,026	—
Accrued interest receivable	3,499	—	3,499	—

Financial liabilities
Deposits	624,081	—	622,690	—
Securities sold under repurchase agreements	37,565	—	37,805	—
Subordinated debentures	23,863	—	24,279	—
Advance Federal Home Loan Bank	75,000	—	75,205	—
Interest payable	612	—	612	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2024:

Financial assets
Cash and cash equivalents	$19,608	$19,608	$—	$—
Loans, net of allowance	486,945	—	—	466,951
Federal Home Loan Bank stock	4,026	—	4,026	—
Accrued interest receivable	4,322	—	4,322	—

Financial liabilities
Deposits	613,494	—	614,869	—
Short term borrowings	30,494	—	30,494	—
Subordinated debentures	23,847	—	24,386	—
Advance Federal Home Loan Bank	75,000	—	74,728	—
Interest payable	831	—	831	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2025 and December 31, 2024.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
March 31, 2025	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$37,565	$—	$—	$—	$37,565
Total	$37,565	$—	$—	$—	$37,565

	Overnight and			Greater than
December 31, 2024	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$30,494	$—	$—	$—	$30,494
Total	$30,494	$—	$—	$—	$30,494

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

These borrowings were collateralized with state and municipal obligations with a carrying value of $124.9 million at March 31, 2025 and $124.3 million at December 31, 2024. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	Three Months Ended March 31, 2025			Year Ended December 31, 2024
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	$956	$85	$1,041	$919	$122

The estimated aggregate future amortization expense for 2025 for intangible assets as of March 31, 2025 is as follows (in thousands):

2025	$85

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of March 31, 2025 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:           Advances from the Federal Home Loan Bank

At March 31, 2025, advance from the Federal Home Loan Bank were $75 million. The Company had $75 million of advances from the Federal Home Loan Bank at December 31, 2024.

At March 31, 2025, required repayments on Federal Home Loan Bank advances were for year ending December 31, 2026 are $20 million (4.39% fixed rate), December 31, 2027 are $35 million (4.24% fixed rate) and December 31, 2028 are $20 million (4.11% fixed rate).

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

Note 11:           Restricted Stock Plan

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2025, and changes during the three months ended March 31, 2025, is presented below:

	Weighted-
	Average
	Grant-Date
	Shares	Fair Value
Nonvested, beginning of year	287,790	$11.68
Granted	—	—
Vested	(10,000)	9.00
Forfeited	—	—
Nonvested, end of year	277,790	$11.78

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months ended March 31, 2025 and 2024 was $89,000 and $543,000, respectively.

Note 12:           Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	March 31,	December 31,
	2025	2024

	(In thousands)
Land, buildings and improvements	$32,609	$31,727
Furniture and equipment	16,916	16,158
Computer software	2,695	2,680
	52,220	50,565
Less accumulated depreciation	(27,253)	(26,966)
Net premises and equipment	$24,967	$23,599

Depreciation and amortization charged to operations was $290,000 and $261,000 for the three months ended March 31, 2025 and December 31, 2024, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

(In thousands)

Note 13:           Segment Reporting

The Company’s has one reportable segment (“Banking”) as determined by the after considering the level of information to review and the performance of various componets of the business. The Company’s Management will use the consolidated information to benchmark against similar entities to evaualte financial performance and budget to actual results. Accounting policies follolwaed by the Company are the same used for the single segment. The one segment identified is evaluated using net income, earnings per share, return of average assets and equity. Information used for performance assessment follows. Since reported consolidated financial results are used for the performance assessment, there are no reconciling items noted from our financial reporting results published and segment reporting financial information.

	Quarters Ended March 31,
	2025	2024

	(In thousands)
Banking Segment
Total interest income	$9,842	$9,621
Total interest expense	3,595	3,506
Net interest income	6,247	6,115
Provision for credit loss expense	96	—
Net interest income after provision for (reversal of) credit losses	6,151	6,115
Noninterest income	1,281	866
Noninterest expense (including taxes)	5,560	4,988
Net income	1,872	1,993
Net income (consolidated statements of income)	$1,872	$1,993
Total assets Banking segment	$830,681	$816,656
Total assets (consolidated balance sheets)	$830,681	$816,656

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discusses the consolidated financial condition of the Company as of March 31, 2025, as compared to December 31, 2024, and the results of consolidated operations for the three months ended March 31, 2025, compared to the same period in 2024. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.32 and net income of $1,872,000 for the three months ended March 31, 2025.

We are pleased to report on the earnings performance of United Bancorp, Inc. (UBCP) for the first quarter ended March 31, 2025. For the quarter, our Company achieved solid net income and diluted earnings per share results of $1,872,000 and $0.32. Although these earning metrics are respective decreases of $121,000, or 6.1%, and $0.03, or 8.6%, over the results achieved during the first quarter of last year, they are each respectively higher on a linked-quarter basis by $23,000 and $0.01. As we have previously disclosed, last year’s first quarter financial performance results included non-recurring items that added approximately $271,000 to net income and $0.05 to diluted earnings per share. In this year’s first quarter, our Company did have a net realized gain on the sale of available for sale securities, which added approximately $113,000 to net income and $0.02 to our diluted earnings per share. Netting these one-time, nonrecurring items out of our reported diluted earnings per share for both years results in “core” diluted earnings per share for each of these periods of $0.30. Considering, over the course of the past twelve months, we have undertaken several transformative projects that that have added to our noninterest expense levels, such as: the construction of our new Wheeling Banking Center, the development and scaling out of both Unified Mortgage and our Treasury Management Programs, the investment in new technology and digital transformation and the acquisition of a property in St. Clairsville, Ohio that will become our Unified Center which will house our Accounting, Information Technology and Customer Sales and Service Functions we are very happy with the present performance of our Company. With our unwavering focus on growing our Company through our investment in infrastructure, product development and delivery, we strongly believe that these current undertakings which are dilutive to current financial performance will provide a pathway to future growth and lead to increasingly higher performance over the course of the next twelve to twenty-four months, and help us to maintain our overall relevance for many years to come.

As we all know, the economic environment in which we are operating is posing challenges for all businesses with the present high degree of uncertainty that permeates our national and world economies as a result of the tariffs that were announced under the new administration and which are in the process of being enacted. This new trade policy coupled with a potentially slowing economic output and lingering inflation has led many of us to question the future direction of our economy and what impact it will have on the businesses that operate therein, including our Company. Even though we have dealt with changing fiscal and monetary policy over the course of the past couple of years, this new economic reality relating to trade policy has only recently been cast upon us. Thus far, our Company has responded in a positive fashion to this new economic uncertainty with which we have been confronted on both a year-over-year and linked-quarter basis. Year-over-year, as of the most recently ended quarter, the net interest income that our Company realized increased by $131,000, or 2.2%, and our net interest margin improved by fourteen (14) basis points to 3.60% from 3.46% the previous year. Even though our Company’s total assets declined during this same time period by $3.3 million, or 0.40%, to a level of $830.7 million as of March 31, 2025, we were able to improve the level of net interest income earned by both increasing our gross loans outstanding by $16.6 million, or 3.5%, and having our loan portfolio continuing to reprice in a higher-rate environment. Accordingly, our total interest income increased year-over-year during the first quarter by $221,000 or 2.3%. Even though we continue to operate in a higher than previously anticipated interest rate environment on which we benefitted on the asset-side of the balance sheet, we were able to manage the liability-side of our balance sheet by selectively pricing our retail deposit offerings to manage our liquidity needs and control our overall interest expense levels. As of March 31, 2025, our total deposits decreased by ($1.7 million), or (0.27%), and our interest expense to average assets marginally increased by four (4) basis points, to 1.75%, year-over-year. In addition, on a linked quarter basis as of March 31, 2025, our Company experienced a decline in its interest expense to average assets of three (3) basis points from 1.78% the previous quarter and an increase in its net interest margin of nine (9) basis points, increasing from its previous quarter level of 3.51%. We are optimistic that this trend will continue into the coming quarters of the current year; especially, if the Federal Open Market Committee (FOMC) of the Federal Reserve gains more clarity on the direction of our economy and reduces their target for the Federal Funds Rate (FFR) in the coming months as the markets presently forecast.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Even with many of our borrowers experiencing rate resets to levels that may be double their previous rates on their loans in this higher-rate environment and with the economic uncertainty that continues, we have successfully maintained credit-related strength and stability within our loan portfolio. As of March 31, 2025, our Company’s total nonaccrual loans and loans past due 30 plus days were $2.8 million, or 0.57% of gross loans, which is up from last year by $1.4 million. Year-over-year, our loans past due thirty plus days actually decreased by ($50,000) or (5.2%). But, our nonaccrual loans increased by $1.5 million with a majority of this being attributed to one commercial relationship on which we are very well secured and the loss given default is extremely low. As of the end of the most recently completed quarter, our Company’s nonperforming assets to total assets was 0.68%, an increase of seventeen (17) basis points from the previous year’s level of 0.51%. These reported levels continue to be well-below historic levels and compare very favorably to peer. Further highlighting the overall strength of our loan portfolio, our Company had net loans charged off (excluding overdrafts) of ($3,000) for the first quarter of this year, which annualized is (0.02%) of average loans and is down from the previous year. Considering some of the economic uncertainty and macroeconomic trends in the current year along with the growth in our gross loans our Company had a provision for credit loss expense of $96,000 for the most recently ended quarter after not having a provision for credit loss expense for the same period the previous year. With the increased provision for credit losses this year and continued solid credit quality-related metrics as of quarter-end, our Company had a total allowance for credit losses to total loans of 0.82%, which is a one (1) basis point increase over the previous year, and our total allowance for credit losses to nonaccrual loans was 211% as of March 31, 2025. Overall, we firmly believe that we are presently well reserved with strong coverage. Also, our Company remains very well capitalized by regulatory standards with an equity to assets at period end of 7.32% as of the end of the first quarter of this year.

Although we have encountered many economic and policy-related challenges in recent years that commenced with the world-wide pandemic (ie: zero interest rate policy, excessive stimulus funding, extreme inflation and historically aggressive tightening of monetary policy), in a lot of ways the current economic challenges relating to the newly implemented trade policy of our country has created a level of uncertainty that, arguably, exceeds any other that occurred in recent years. Our Company, like most others, is keenly focused on what is presently occurring and will be ready to respond in an appropriate fashion as things develop more fully and we gain more clarity on the evolving situation. Even though we continue to operate in an environment emanating a heightened level of uncertainty, United Bancorp, Inc. (UBCP) is performing in an admirable fashion at present. In recent months, our Company has benefitted from the new direction of our country’s monetary policy as the Federal Open Market Committee of the Federal Reserve (FOMC) has loosened this policy, somewhat, by lowering the target for the Federal Funds Rate (FFR) by one hundred (100) basis points since their September 18, 2024 meeting. This most recent moderating action taken by the FOMC has taken some of the pressure off of our net interest margin and has enabled our Company to generate higher levels of net interest income and experience an increase in its net interest margin for the first time in many quarters. These are positive trends that we anticipate continuing in the coming quarters of the current year for our Company. Even with all of the present uncertainty within both the national and global economies, we are happy to see the growth trends that we have seen over the course of the past two quarters in our gross loans and the current quality of the credit metrics of our loan portfolio that remain relatively stable and low by historic standards. With the stronger demand for our loan products that we are currently experiencing especially, in the relationship-driven, small-business oriented commercial portfolio, which accounts for approximately eighty percent (80%) of our total loans we can begin to focus on attracting more deposits to fund this increased loan demand and, once again, begin growing our Company and working toward achieving our goal of growing our total assets to a level of $1.0 billion or greater!

Under it’s guiding principles and vision, United Bancorp, Inc. (UBCP) has had a growth-centric goal to grow its asset-base to a level of $1.0 billion (and, beyond) for the past several years. With all of the economic uncertainty and challenges within the past few years with which we have been confronted, our Company adopted a more defensive posture which sacrificed growth for the sake of maintaining sound performance with a more conservative balance sheet management approach. Beginning in 2024, we began to adopt a more offensive-oriented posture with a focus, once again, on driving the growth of the balance sheet of our Company, which we believe will lead to higher levels of earnings and profitability and ensure our long-term relevance. Several new initiatives (some of which we have previously announced and have already undertaken or begun) are key to driving this envisioned growth. A major initiative that our Company has undertaken as we put our proverbial “foot on the accelerator” to achieve our envisioned growth objective is the development and construction of a new regional banking center in the desirable market of Wheeling, West Virginia. We are excited with the progress that has been made on this highly-promising banking center, which is tentatively scheduled to open in the late third quarter of this year. Even though this banking center has not yet opened, some of the recent growth within our loan portfolio is directly attributed to this office through the efforts of our business development team that we already have in place. We firmly believe that within five years, this new banking center will be a top performer for UBCP! Another exciting initiative that we have undertaken and more fully developed over the course of the past year is our new Unified Mortgage Division. Last year, this new division helped our Company

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

produce higher levels of fee income and we believe that as we scale this function more fully, it will only become more lucrative for us. We have also become more focused on developing our Treasury Management function, which focusses on helping our small business customers with cash management, merchant services and payments. Not only does this developing department within our Company help generate higher levels of fee income, it also is key to helping us grow our no or low-cost deposit base both of which lead to increased profitability. Also, over the course of the past year, UBCP has made a tremendous investment in the area of technology as we focus on digital transformation and omni-channel delivery, which will ensure that we meet the changing needs of our customer base and attract new customers to our Company. We are also in the process of implementing artificial intelligence (AI), which will help us better serve our customers by more effectively and efficiently answering customer inquiries on their terms and guide them to the best financial solutions to meet their current and changing needs. Lastly, we acquired a property in St. Clairsville, Ohio that will house the Accounting, Technology and Customer Support functions for our Company, which will be known as the Unified Center. As UBCP has grown and evolved over the course of the past several years (and, as we continue to do so), we have had a need for a facility such as this. We are most excited about the Customer Support function that we are developing at the Unified Center, which will centralize the service function of our Company with team members that are highly skilled and more capable of providing a more “Unified Experience” to our valued customers. In addition, it will have a sales-oriented function, which is anticipated to lead to additional business for our Company (with the help of our AI-solution) by routing inbound inquiries from any banking channel to a skilled sales professional. This process will focus on the development and expansion of relationships through more effective on-boarding practices and the cross-selling of additional products and services to our existing and newly prospected customers through this much more efficient and effective channel.

As always, our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the first quarter of this year, we, once again, paid both our regular cash dividend, which increased by $0.0025 to a level of $0.1825, and a special cash dividend of $0.1750, an increase of $0.025 over the previous year for a total payout of $0.3575 for the quarter. This is a $0.035, or 10.9%, increase over the total cash dividend paid in the first quarter of the previous year and produces a near-industry leading total dividend yield of 6.7%. This total dividend yield is based on our first quarter cash dividend on a forward basis, plus the special dividend (which combined total $0.9050) and our quarter-end fair market value of $13.42. On a year-over-year basis as of March 31, 2025, the fair market value of our Company’s stock declined slightly from the previous year and our Company’s market price to book value was 132%, which compares favorably to current industry standards.

Considering that we continue to operate in a challenging and uncertain economic and a highly competitive industry-related environment, we are very pleased with our current performance and future prospects. Even with these present threats to which we are exposed, we are very optimistic about the future growth and earnings potential for United Bancorp, Inc. (UBCP). We firmly believe that with the challenges that our industry has experienced over the course of the past few years, our Company has evolved into a more fundamentally sound organization with a focus on evolving and growing in order to achieve greater efficiencies and scales and generate higher levels of revenue while prudently managing expenses and controlling overall costs. We have and continue to invest in areas that will lead to our continued and future relevancy within our industry. Although such initiatives can stress the short-term performance of our Company, we firmly believe that the will help us fulfil our intermediate and longer-term goals and produce above industry earnings and overall performance. As previously mentioned, we still have a vision of growing UBCP to an asset threshold of $1.0 billion or greater in the near term in a prudent and profitable fashion. We are truly excited about our Company’s direction and the potential that it brings. With a keen focus on continual process improvement, product development and delivery, we firmly believe the future for our Company is very bright.

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

See Note 1, “Summary of Significant Accounting Policies” Management considers the measurement of the allowance for credit losses on loans to be a critical accounting policy.

This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At March 31, 2025, gross loans were $496.9 million, compared to $491.0 million at December 31, 2024, an increase of $5.9 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $5.6 million increase in commercial and commercial real estate loans and a $972,000 increase in real estate lending and a $673,000 million decrease in installment loans since December 31, 2024.

Commercial and commercial real estate loans comprised 79.7% of total loans at March 31, 2025, compared to 79.5% at December 31, 2024. Commercial and commercial real estate loans have increased $5.6 million, or approximately 1.4% since December 31, 2024. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Consumer loans represented 1.6% of total loans at March 31, 2025 and 1.8% at December 31, 2024. Some of the consumer loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Consumer loans have decreased $673,000, or 7.68%, since December 31, 2024. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential real estate loans were 18.8% of total loans at March 31, 2025 and 18.7% at December 31, 2024, representing an increase of $972,000, or 1.06% since December 31, 2024. At March 31, 2025, the Company did not hold any loans for sale.

As of March 31, 2025, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in 1st Lien 1-4 Family with $132.2 million of loans outstanding, or 26.6% of total loan outstanding at March 31, 2025, and Commercial and Industrial with loans outstanding of $96.7 million of 19.5% of loans outstanding. The following table presents additional detail regarding the Company’s largest loan concentration as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Account Type	Outstanding	Percent	Outstanding	Percent

	(Dollars, in thousands)
1st Lien 1-4 Family	$132,210	26.6%	$118,731	24.2%
Commercial & Industrial	96,670	19.5%	96,299	19.6%
Other Non Farm/Non Residential	93,181	18.8%	96,172	19.6%
Owner Occupied Non Farm/Non Residential	90,189	18.2%	93,703	19.1%

The allowance for credit losses totaled $4.1 million at March 31, 2025, which represented 0.82% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb credit losses over the life of the loan portfolio. Net loan (recoveries) charge-offs (exclusive of overdrafts net charge-offs of $24,000) for the three months ended March 31, 2025 were approximately $3,000. Net loans charged off (exclusive of overdrafts net charge-offs $20,000) was $28,000 for the three months ended March 31, 2024.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2025 decreased approximately $10.8 million from December 31, 2024 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2025, total core deposits (interest and non interest bearing accounts and savings) increased approximately $5.3 million, or 2.9% from December 31, 2024 totals. The Company’s savings accounts decreased $876,000 million or less than 1.0% from December 31, 2024 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $2.3 million while certificates of deposit under $250,000 increased by $3.8 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2025, certificates of deposit greater than $250,000 increased $5.3 million or 14.8%, from December 31, 2024 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $7.1 million from December 31, 2024 totals. At March 31, 2025, the Company has $75 million of fixed rate advances that mature over the next 1 to 3 years. Refer to footnote 10 for further information.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Net Income

The reported diluted earnings per share was $0.32 for the quarter ended March 31, 2025 compared to $0.35 for the quarter ended March 31, 2024, a decrease of 8.6%.

Net Interest Income

Net interest income increased $132,000 or 2.2% for the three months ended March 31, 2025 compared to the same period in 2024.

Provision for Credit Losses

The Company had a provision for credit losses of $96,000 for the three months ended March 31, 2025. The Company did not record a provision for credit losses during the three months ended 2024.

Noninterest Income

Noninterest income of the Company increased $415,000 year-over-year. This increase was in part due to the Company $143,000 gain on the sale of available-fo-sale securities for the three months ended March 31, 2025 as compared the loss on the sale of available-for-sale securities of $194,000 for the three months ended March 31, 2024.

Noninterest Expense

The Company saw its noninterest expense increase by $748,000 or 15.5% year-over-year. Our Company was able to successfully apply and be approved for an Employee Retention Credit (ERC) in the first quarter of 2024 in the amount of $1,080,000 net of filing fees.

To be updated with Press Release

Federal Income Taxes

The provision for federal income taxes (benefits) was ($26,000) for the three months ended March 31, 2025. The Company had an income tax expense of $150,000 for the three months ended March 31, 2024.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $60.8 million at March 31, 2025, compared to $63.5 million at December 31, 2024, a $2.7 million decrease. Total stockholders’ equity in relation to total assets was 7.32% at March 31, 2025 and 7.77% at December 31, 2024. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.66%
Tier 1 capital ratio	12.66%
Total capital ratio	13.33%
Leverage ratio	9.51%

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

Inflation and Economic Environment

Inflation can directly impact the Company’s performance by potentially reducing the spending power of its borrowers. Higher costs continue to present a risk to the economy. The Company continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking past due accounts. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the economy and remain adequately capitalized. However, the Company may be required to make additional credit loss provisions as warranted by the extremely fluid economic condition.

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide this disclosures.

ITEM 4.      Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal controls over financial that occurred during the Company’s most recent completed fiscal quarterthat has materially or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.     Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.    Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 1/1/2025 to 1/31/2025	––	––	––	––
Month #2 2/1/2025 to 2/29/2025	—	—	––	––
Month #3 3/1/2025 to 3/31/2025	––	––	––	––

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

/s/ United Bancorp, Inc.

Date: May 14, 2025	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 14, 2025	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Sr Vice President and Chief Finanancial Officer