Form 10-Q
period 2025-06-30
UNITED BANCORP INC /OH/
filed 2025-08-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           June 30, 2025

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 8, 2025, 5,774,011 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$7,867	$8,171
Interest-bearing demand deposits	41,819	11,437
Cash and cash equivalents	49,686	19,608
Available-for-sale securities, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024	227,253	240,631
Loans, net of allowance for credit losses of $4,156 and $4,026 at June 30, 2025 and December 31, 2024, respectively	496,591	486,945
Premises and equipment	27,008	23,599
Federal Home Loan Bank stock	4,030	4,026
Foreclosed assets held for sale, net	3,275	3,363
Core deposit other intangible asset	47	122
Goodwill	682	682
Accrued interest receivable	4,013	4,322
Deferred federal income tax	5,511	4,011
Bank-owned life insurance	20,054	19,852
Other assets	9,734	9,495
Total assets	$847,884	$816,656
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$327,461	$320,690
Savings	123,689	125,120
Time	191,795	167,684
Total deposits	642,945	613,494
Securities sold under repurchase agreements	35,600	30,494
Subordinated debentures	23,878	23,847
Advances Federal Home Loan Bank	75,000	75,000
Lease liability – finance lease	2,913	2,873
Interest payable and other liabilities	7,890	7,491
Total liabilities	788,226	753,199

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,203,141 shares at June 30, 2025, and 6,203,141 shares at December 31, 2024; outstanding - 5,774,011 and 5,793,611 shares at June 30, 2025 and December 31, 2024, respectively	6,203	6,203
Additional paid-in capital	26,712	26,373
Retained earnings	46,856	46,307
Stock held by deferred compensation plan; 182,267 and 172,667 shares at June 30, 2025 and December 31, 2024, respectively	(2,239)	(2,078)
Accumulated other comprehensive loss	(14,496)	(10,100)
Treasury stock, at cost 246,863 and 236,863 shares at June 30, 2025 and December 31, 2024, respectively	(3,378)	(3,248)
Total stockholders’ equity	59,658	63,457
Total liabilities and stockholders’ equity	$847,884	$816,656

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months and Six Months Ended June 30, 2025 and 2024

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest and Dividend Income
Loans, including fees	$7,680	$6,986	$15,007	$13,748
Taxable	388	513	775	1,073
Non-taxable	1,858	1,847	3,754	3,561
Federal funds sold	395	438	533	925
Dividends on Federal Home Loan Bank stock and other stock	90	94	184	192
Total interest and dividend income	10,411	9,878	20,253	19,499
Interest expense
Deposits	2,188	2,022	4,203	3,984
Borrowings	1,628	1,654	3,208	3,198
Total interest expense	3,816	3,676	7,411	7,182
Net Interest Income	6,595	6,202	12,842	12,317
Credit Loss Expense
Provision for credit loss expense - loans	206	234	302	234
Reversal of credit loss expense - off balance sheet commitments	—	(130)	—	(130)
Provision for Credit Loss Expense	206	104	302	104
Net interest income after credit for credit losses	6,389	6,098	12,540	12,213
Noninterest Income
Service charges on deposit accounts	801	717	1,534	1,420
Realized gains (losses) on sale of available-for-sale securities	—	78	144	(116)
Realized gains on sales of loans	141	118	225	195
Earnings on bank-owned life insurance	187	188	380	385
Other income	261	83	388	166
Total noninterest income	1,390	1,184	2,671	2,050
Noninterest expense
Salaries and employee benefits	2,869	2,675	5,706	4,462
Occupancy and Equipment	620	542	1,250	1,166
Professional services	508	457	850	1,067
Data processing and related electronic services	409	431	775	814
FDIC Insurance	94	157	188	307
Insurance	159	108	321	216
Franchise and other taxes	127	145	272	293
Advertising	130	124	260	237
Stationery and office supplies	38	30	69	56
Amortization of intangibles	38	38	75	75
Other expenses	851	963	1,663	1,814
Total noninterest expense	5,843	5,670	11,429	10,507
Income Before Federal Income Taxes	1,936	1,612	3,782	3,756
Provision (Benefit) for Federal Income Taxes	22	(127)	(4)	24
Net Income	$1,914	$1,739	$3,786	$3,732
Basic Earnings Per Share	$0.33	$0.30	$0.65	$0.65
Diluted Earnings Per Share	$0.33	$0.30	$0.65	$0.65
Dividends Per Share	$0.1850	$0.1750	$0.5425	$0.4975

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three Months and Six Months Ended June 30, 2025 and 2024

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$1,914	$1,739	$3,786	$3,732
Other comprehensive income (loss), net of tax
Net realized (gain) loss included in net income, net of taxes (benefits) of $0, $17, $30, ($24)	—	(61)	(114)	92
Unrealized holding gain (loss) on available-for-sale securities during the period, net of taxes (benefits) of ($521), ($891), ($1,139) and ($1,019) for each respective period	(1,961)	(3,351)	(4,282)	(3,833)
Other comprehensive loss	(1,961)	(3,412)	(4,396)	(3,741)
Comprehensive loss	$(47)	$(1,673)	$(610)	$(9)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2025 and 2024

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Loss	Total
Balance April 1, 2024	$6,188	$25,998	$(5,246)	$44,073	$(7,807)	$63,206
Net income	—	—	—	1,739	—	1,739
Restricted stock issued	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(3,412)	(3,412)
Cash dividends - $0.1750 per share	—	—	—	(1,041)	—	(1,041)
Repurchase of common stock	—	—	(32)	—	—	(32)
Shares purchased for deferred compensation plan	—	84	(84)	—	—	—
Expense related to share-based compensation plans	—	137	—	—	—	137
Balance, June 30, 2024	$6,188	$26,219	$(5,362)	$44,771	$(11,219)	$60,597
Balance April 1, 2025	$6,203	$26,543	$(5,456)	$46,046	$(12,535)	$60,801
Net income	—	—	—	1,914	—	1,914
Restricted stock issued	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,961)	(1,961)
Cash dividends - $0.1850 per share	—	—	—	(1,104)	—	(1,104)
Repurchase of common stock	—	—	(80)	—	—	(80)
Shares purchased for deferred compensation plan	—	81	(81)	—	—	—
Expense related to share-based compensation plans	—	88	—	—	—	88
Balance, June 30, 2025	$6,203	$26,712	$(5,617)	$46,856	$(14,496)	$59,658

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Loss	Total
Balance January 1, 2024	$6,064	$25,913	$(4,924)	$44,018	$(7,478)	$63,593
Net income	—	—	—	3,732	—	3,732
Other comprehensive loss	—	—	—	—	(3,741)	(3,741)
Cash dividends - $0.4975 per share	—	—	—	(2,979)	—	(2,979)
Resticted stock issued	124	(124)	—	—	—	—
Deferred compensation plan activity	—	(250)	250	—	—	—
Repurchase of common stock	—	—	(688)	—	—	(688)
Expense related to share-based compensation plans	—	680	—	—	—	680
Balance, June 30, 2024	$6,188	$26,219	$(5,362)	$44,771	$(11,219)	$60,597
Balance January 1, 2025	$6,203	$26,373	$(5,326)	$46,307	$(10,100)	$63,457
Net income	—	—	—	3,786	—	3,786
Other comprehensive loss	—	—	—	—	(4,396)	(4,396)
Cash dividends - $0.5425 per share	—	—	—	(3,237)	—	(3,237)
Resticted stock issued	—	—	—	—	—	—
Deferred compensation plan activity	—	162	(162)	—	—	—
Repurchase of common stock	—	—	(129)	—	—	(129)
Expense related to share-based compensation plans	—	177	—	—	—	177
Balance, June 30, 2025	$6,203	$26,712	$(5,617)	$46,856	$(14,496)	$59,658

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2025 and 2024

(In thousands except per share data)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Operating Activities
Net income	$3,786	$3,732
Items not requiring (providing) cash
Depreciation and amortization	576	527
Amortization of intangible asset	75	75
Premium amortization on securities	213	225
Provision for credit loss expense	302	234
Gain on sale of loans	(225)	(195)
(Gain) loss on sale of available-for-sale securities	(144)	116
Expense related to share based compensation programs	177	680
Increase in value of bank-owned life insurance	(202)	(221)
Originations of loans held for sale	(7,255)	(6,024)
Proceeds from sale of loans held for sale	7,480	6,219
Amortization of debt instrument costs	30	30
Net change in accrued interest receivable and other assets	(448)	(2,390)
Net change in accrued expenses and other liabilities	480	(182)

Net cash provided by operating activities	4,845	2,826

Investing Activities
Purchase of available-for-sale securities	—	(34,906)
Sales of available-for-sale securities	7,724	27,431
Maturities of available-for-sale securities	10	5,035
Net change in loans	(9,723)	(1,151)
Purchase of Federal Home Loan Bank Stock	(4)	—
Purchase of Federal Home Loan Bank Stock	—	(47)
Proceeds from sales of foreclosed assets	50	13
Purchases of premises and equipment, net	(3,975)	(4,119)

Net cash used in investing activities	(5,918)	(7,744)

Financing Activities
Net change in deposits	29,451	1,730
Net change in securities sold under repurchase agreements	5,106	3,655
Finance lease principal payment	(40)	(17)
Repurchase of common stock	(129)	(671)
Cash dividends paid	(3,237)	(2,979)

Net cash provided by financing activities	31,151	1,718

Increase (Decrease) in Cash and Cash Equivalents	30,078	(3,200)

Cash and Cash Equivalents, Beginning of Period	19,608	40,770

Cash and Cash Equivalents, End of Period	$49,686	$37,570

Supplemental Cash Flows Information
Federal income taxes paid	$—	$—
Interest paid on deposits and borrowings	$13,450	$7,186

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2025, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2024 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2024 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Three and Six Months Ended June 30, 2025 and 2024

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.7 million at June 30, 2025 and $2.9 million at December 31, 2024 and is included within the line item accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.3 million at June 30, 2025 and $1.4 million at December 31, 2024 and was reported in the line item accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

Three and Six Months Ended June 30, 2025 and 2024

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended June 30, 2025
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,914
Less allocated earnings on non-vested restricted stock	(36)
Less allocated dividends on non-vested restricted stock	(52)
Net income allocated to common stockholders	1,826
		5,491,322
Basic and diluted earnings per share			$0.33

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

	Three Months Ended June 30, 2024
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,739
Less allocated earnings on non-vested restricted stock	(31)
Less allocated dividends on non-vested restricted stock	(49)
Net income allocated to common stockholders	1,659
		5,629,558
Basic and diluted earnings per share			$0.30

	Six Months Ended June 30, 2025
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$3,786
Less allocated earnings on non-vested restricted stock	(19)
Less allocated dividends on non-vested restricted stock	(155)
Net income allocated to common stockholders	3,612
		5,558,504
Basic and diluted earnings per share			$0.65

	Six Months Ended June 30, 2024
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$3,732
Less allocated earnings on non-vested restricted stock	(52)
Less dividends on non-vested restricted stock	(139)
Net income allocated to common stockholders	3,541
		5,565,391
Basic and diluted earnings per share			$0.65

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2025:
U.S. government agencies	$12,500	$—	$(123)	$12,377
Subordinated notes	26,914	—	(2,383)	24,531
State and municipal obligations	205,534	2	(15,191)	190,345
Total debt securities	$244,948	$2	$(17,697)	$227,253

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2024:
U.S. government agencies	$12,500	$—	$(246)	$12,254
Subordinated notes	26,942	—	(2,824)	24,118
State and municipal obligations	213,319	335	(9,395)	204,259
Total debt securities	$252,761	$335	$(12,465)	$240,631

There was no allowance for credit losses at June 30, 2025 or December 31, 2024.

The amortized cost and fair value of available-for-sale securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under one year	$4,219	$4,195
One to five years	14,500	14,388
Five to ten years	28,138	25,596
Over ten years	198,091	183,074
Totals	$244,948	$227,253

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $121.8 million and $121.4 million at June 30, 2025 and December 31, 2024, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2025 was $226.8 million, which represented 99% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2024 was $208.8 million, which represented less than 87% of the Company’s available-for-sale.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

The following tables show the Company’s available for sale securities and the related gross unrealized losses and fair value,for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31. 2024:

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$12,377	$(123)	$12,377	$(123)
Subordinated notes	—	—	24,531	(2,383)	24,531	(2,383)
State and municipal obligations	136,391	(6,772)	53,451	(8,419)	189,842	(15,191)
Total temporarily impaired securities	$136,391	$(6,772)	$90,359	$(10,925)	$226,750	$(17,697)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$—	$—	$12,254	$(246)	$12,254	$(246)
Subordinated notes	—	—	24,118	(2,824)	24,118	(2,824)
State and municipal obligations	127,876	(2,478)	44,535	(6,917)	172,411	(9,395)
Total temporarily impaired securities	$127,876	$(2,478)	$80,907	$(9,987)	$208,783	$(12,465)

The unrealized losses on the Company’s 206 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to require an allowance for credit losses to be recognized as of June 30, 2025 or December 31, 2024.

The Company recorded a net gain on the sale of available - for - sale securities of approximately $144,000 for the six months ended June 30, 2025. The Company sold $140,000 in securities for a loss of $2,000 and sold $7.7 million in securities for a gain of $146,000. The Company wanted to rebalance a portion of its security portfolio during the first quarter of 2025.

The Company recorded a net gain on the sale of available-for-sale securities of approximately $78,000 for the three months ended June 30, 2024 and loss of approximately $116,000 for the six month ended June 30, 2024. The Company sold $20.3 million in securities for a loss of $228,000 and sold $7.2 million in securities for a gain of $112,000.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

Note 3:      Loans and Allowance for Credit Losses

Categories of loans by purpose include:

	June 30,	December 31,
	2025	2024

	(In thousands)
Commercial and Industrial	$100,053	$98,795
Commercial real estate	301,128	291,673
Residential real estate	91,898	91,737
Consumer loans	7,668	8,766

Total gross loans	500,747	490,971

Less allowance for credit losses	(4,156)	(4,026)

Total loans	$496,591	$486,945

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

The following tables present the balance in the allowance for credit losses by collateral type and the recorded investment in loans by purpose based on portfolio segment and credit loss method as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, April 1, 2025	$719	$1,425	$1,837	$114	$4,095
Provision for credit loss exposure	22	48	105	31	206
Losses charged off	(110)	—	(4)	(44)	(158)
Recoveries	2	—	—	11	13
Balance, June 30, 2025	$633	$1,473	$1,938	$112	$4,156
Balance, January 1, 2025	$699	$1,488	$1,708	$131	$4,026
Provision for credit loss exposure	41	(15)	234	42	302
Losses charged off	(110)	—	(4)	(78)	(192)
Recoveries	3	—	—	17	20
Balance, June 30, 2025	$633	$1,473	$1,938	$112	$4,156

Allocation:

Ending balance: individually evaluated for credit losses	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit losses	$633	$1,473	$1,938	$112	$4,156
Loans:
Ending balance: individually evaluated for credit losses	$194	$1,484	$197	$—	$1,875
Ending balance: collectively evaluated for credit losses	$99,859	$299,644	$91,701	$7,668	$498,872

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

	June 30, 2024
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, April 1, 2024	$589	$1,377	$1,783	$121	$3,870
Provision for (reversal of) credit loss exposure	114	36	37	47	234
Losses charged off	(75)	—	(7)	(44)	(126)
Recoveries	—	—	—	11	11
Balance, June 30, 2024	$628	$1,413	$1,813	$135	$3,989
Balance, January 1, 2024	$573	$1,408	$1,843	$94	$3,918
Provision for (reversal of) credit loss exposure	129	5	(23)	123	234
Losses charged off	(75)	—	(7)	(101)	(183)
Recoveries	1	—	—	19	20
Balance, June 30, 2024	$628	$1,413	$1,813	$135	$3,989

Allocation:

Ending balance: individually evaluated for credit losses	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit losses	$628	$1,413	$1,813	$135	$3,989
Loans:
Ending balance: individually evaluated for credit losses	$66	$7	$237	$—	$310
Ending balance: collectively evaluated for credit losses	$94,596	$287,628	$91,917	$10,063	$484,204

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2024

		December 31, 2024
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$699	$1,488	$1,708	$131	$4,026

Loans:
Ending balance: individually evaluated for impairment	$—	$—	$220	$—	$220
Ending balance: collectively evaluated for impairment	$98,795	$291,673	$91,517	$8,766	$490,751

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of June 30, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and Industrial
Risk Rating
Pass	$12,499	$19,055	$15,964	$9,889	$6,126	$15,854	$19,412	$—	$98,799
Special Mention	—	—	—	—	—	—	1,060	—	1,060
Substandard	—	—	—	26	—	168	—	—	194
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,499	$19,055	$15,964	$9,915	$6,126	$16,022	$20,472	$—	$100,053

Commercial and Industrial
Current period gross charge-offs	$—	$—	$110	$—	$—	$—	$—	$—	$110

Commercial real estate
Risk Rating
Pass	$14,109	$19,070	$29,546	$31,780	$35,686	$94,620	$61,807	$—	$286,618
Special Mention	—	—	—	309	—	6,292	6,425	—	13,026
Substandard	—	—	—	—	377	1,107	—	—	1,484
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,109	$19,070	$29,546	$32,089	$36,063	$102,019	$68,232	$—	$301,128

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$26,608	$38,125	$45,510	$41,669	$41,812	$110,474	$81,219	$—	$385,417
Special Mention	—	—	—	309	—	6,292	7,485	—	14,086
Substandard	—	—	—	26	377	1,275	—	—	1,678
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26,608	$38,125	$45,510	$42,004	$42,189	$118,041	$88,704	$—	$401,181
Current period gross charge-offs	$—	$—	$110	$—	$—	$—	$—	$—	$110

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$4,686	$8,763	$9,750	$16,441	$14,621	$37,399	$—	$—	$91,660
Nonperforming	—	23	—	—	18	197	—	—	238
Total	$4,686	$8,786	$9,750	$16,441	$14,639	$37,596	$—	$—	$91,898

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Consumer
Payment Performance
Performing	$735	$3,755	$1,091	$585	$272	$843	$373	$—	$7,654
Nonperforming	—	—	2	—	—	12	—	—	14
Total	$735	$3,755	$1,093	$585	$272	$855	$373	$—	$7,668

Consumer
Current period gross charge-offs	$65	$7	$—	$1	$—	$5	$—	$—	$78

Total
Payment Performance
Performing	$5,421	$12,518	$10,841	$17,026	$14,893	$38,242	$373	$—	$98,314
Nonperforming	—	23	2	—	18	209	—	—	252
Total	$5,421	$12,541	$10,843	$17,026	$14,911	$38,451	$373	$—	$99,566
Current period gross charge-offs	$65	$7	$—	$1	$—	$9	$—	$—	$82

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

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

Three and Six Months Ended June 30, 2025 and 2024

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

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

The Company evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of June 30, 2025

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$—	$—	$—	$194	$194	$99,859	$100,053
Commercial real estate	—	—	—	1,350	1,350	299,778	301,128
Residential	327	74	—	238	640	91,258	91,898
Installment	44	—	—	14	59	7,609	7,668
Total	$371	$74	$—	$1,796	$2,243	$498,504	$500,747

Loan Portfolio Aging Analysis

As of December 31, 2024

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Insustrial	$—	$43	$41	$170	$254	$98,541	$98,795
Commercial real estate	48	—	—	258	306	291,367	291,673
Residential	95	30	—	308	433	91,304	91,737
Installment	15	2	15	—	32	8,734	8,766
Total	$158	$75	$56	$736	$1,025	$489,946	$490,971

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2025:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$194	$—	$194	$—	$194
Commercial real estate	1,350	—	1,350	—	1,350
Residential	238	—	238	—	238
Installment	14	—	14	—	14
Total	$1,796	$—	$1,796	$—	$1,796

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

The Company did not recognize interest income on nonaccrual loans during the period ended June 30, 2025.

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2024:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$170	$—	$170	$41	$211
Commercial real estate	258	—	258	—	258
Residential	308	—	308	—	308
Consumer	—	—	—	15	15
Total	$736	$—	$736	$56	$792

The Company recognized approximately $4,000 interest income on nonaccrual loans during the the period ended December 31, 2024.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Service cost	$87	$81	$174	$162
Interest cost	97	81	194	162
Expected return on assets	(178)	(156)	(356)	(312)
Accretion of prior service cost and net loss	(22)	(22)	(44)	(44)

Pension (contra expense) expense	$(16)	$(16)	$(32)	$(32)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2025	2024

	(In thousands)
Commercial loans unused lines of credit	$98,461	$71,522
Commitment to originate loans	96,981	70,251
Consumer open end lines of credit	34,889	35,570
Standby lines of credit	—	136

During the three and six months ended June 30, 2025, there was no change in the provision for credit expense for off balance sheet exposure of $94,000.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following table present the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in interest payable and other liabilities on the consolidated balance sheets of financial condition for the three and six months ended June 30, 2025 and 2024.

June 30,
2025

Balance – December 31, 2024	$94
Provision for (reversal of) credit losses	—
Balance – March 31, 2025	94
Provision for (reversal of) credit losses	—
Balance – June 30, 2025	$94

June 30,
2024

Balance – December 31, 2023	$224
Provision for (reversal of) credit losses	—
Balance – March 31, 2024	224
Provision for (reversal of) credit losses	(130)
Balance – June 30, 2024	$94

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2025	2024

	(In thousands)
Net unrealized loss on securities available-for-sale	$(17,695)	$(12,130)
Net unrealized loss for unfunded status of defined benefit plan liability	(654)	(654)
	(18,349)	(12,784)
Less: Tax effect	3,853	2,684
Net-of-tax amount	$(14,496)	$(10,100)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

The changes in accumulated other comprehensive income (loss) by component shown of net of tax and parenthesis indicating debits as of June 30, 2025 and 2024.

	Three months ended			Three months ended
	June 30, 2025			June 30, 2024
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(12,018)	$(517)	$(12,535)	$(7,378)	$(429)	$(7,807)
Other comprehensive income (loss) before reclassification	(1,961)	—	(1,961)	(3,351)	—	(3,351)
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—	(61)	—	(61)
Net current -period other comprehensive income (loss)	(1,961)	—	(1,961)	(3,412)	—	(3,412)
Ending balance	$(13,979)	$(517)	$(14,496)	$(10,790)	$(429)	$(11,219)

	Six months ended			Six months ended
	June 30, 2025			June 30, 2024
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(9,583)	$(517)	$(10,100)	$(7,049)	$(429)	$(7,478)
Other comprehensive income (loss) before reclassification	(4,282)	—	(4,282)	(3,833)	—	(3,833)
Amounts reclassified from accumulated other comprehensive (gain) loss	(114)	—	(114)	92	—	92
Net current -period other comprehensive income (loss)	(4,396)	—	(4,396)	(3,741)	—	(3,741)
Ending balance	$(13,979)	$(517)	$(14,496)	$(10,790)	$(429)	$(11,219)

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

Three and Six Months Ended June 30, 2025 and 2024

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2025
U.S. government agencies	$12,377	$—	$12,377	$—
Subordinated Notes	24,531	—	24,531	—
State and municipal obligations	190,345	—	190,345	—

December 31, 2024
U.S. government agencies	$12,254	$—	$12,254	$—
Subordinated Notes	24,118	—	24,118	—
State and municipal obligations	204,259	—	204,259	—

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

As of June 30, 2025, the fair value investment in individually analyzed loans totaled $1,875,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2024, the fair value investment in individually analyzed loans totaled $220,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Chief Lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Company’s Chief Lender by comparison to historical results. There were no collateral dependent loans at June 30, 2025 and December 31, 2024.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
June 30, 2025
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	—	—	—	—

December 31, 2024
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	120	—	—	120

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	6/30/25	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% –10%
Foreclosed assets held for sale	—	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/24	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	120	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2025:

Financial assets
Cash and cash equivalents	$49,686	$49,696	$—	$—
Loans, net of allowance	496,591	—	—	483,270
Federal Home Loan Bank	4,030	—	4,030	—
Accrued interest receivable	4,013	—	4,013	—

Financial liabilities
Deposits	642,945	—	641,482	—
Securities sold under repurchase agreements	35,600	—	35,600	—
Subordinated debentures	23,878	—	24,291	—
Advance Federal Home Loan Bank	75,000	—	75,274	—
Accrued interest payable	608	—	608	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2024:

Financial assets
Cash and cash equivalents	$19,608	$19,608	$—	$—
Loans, net of allowance	486,945	—	—	466,951
Federal Home Loan Bank stock	4,026	—	4,026	—
Accrued interest receivable	4,322	—	4,322	—

Financial liabilities
Deposits	613,494	—	614,869	—
Short term borrowings	30,494	—	30,494	—
Subordinated debentures	23,847	—	24,386	—
Advance Federal Home Loan Bank	75,000	—	74,728	—
Accrued interest payable	831	—	831	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

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

Accrued Interest Payable

The carrying amount approximates fair value.

Short-term Borrowings, Federal Home Loan Bank Advances and Subordinated Debentures

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2025 and December 31, 2024.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
June 30, 2025	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$35,600	$—	$—	$—	$35,600
Total	$35,600	$—	$—	$—	$35,600

	Overnight and			Greater than
December 31, 2024	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$30,494	$—	$—	$—	$30,494
Total	$30,494	$—	$—	$—	$30,494

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

These borrowings were collateralized with state and municipal obligations with a carrying value of $55.4 million at June 30, 2025 and $49.9 million at December 31, 2024. Declines in the fair value would require the Company to pledge additional securities.

Note 9:           Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	Three Months Ended June 30, 2025			Year Ended December 31, 2024
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	$994	$47	$1,041	$919	$122

The estimated aggregate future amortization expense for 2025 for intangible assets as of June 30, 2025 is as follows (in thousands):

2025	$47

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of June 30, 2025 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:           Advances from the Federal Home Loan Bank

At June 30, 2025, advance from the Federal Home Loan Bank were $75 million. The Company had $75 million of advances from the Federal Home Loan Bank at December 31, 2024.

At June 30, 2025, required repayments on Federal Home Loan Bank advances were for year ending December 31, 2026 are $20 million (4.39% fixed rate), December 31, 2027 are $35 million (4.24% fixed rate) and December 31, 2028 are $20 million (4.11% fixed rate).

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

Note 11:           Restricted Stock Plan

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2025, and changes during the six months ended June 30, 2025, is presented below:

	Weighted-
	Average
	Grant-Date
	Shares	Fair Value
Nonvested, beginning of year	287,790	$11.68
Granted	—	—
Vested	(10,000)	9.00
Forfeited	—	—
Nonvested, end of quarter	277,790	$11.78

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and six months ended June 30, 2025 was $88,000 and $177,000, respectively. Total compensation cost recognized in the income statement for share-based payment arrangements during the three and six months ended June 30, 2024 was $137,000 and $680,000. The 10,000 shares vested during the first quarter of 2025.

Note 12:           Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,	December 31,
	2025	2024

	(In thousands)
Land, buildings and improvements	$34,538	$31,727
Furniture and equipment	17,302	16,158
Computer software	2,707	2,680
	54,547	50,565
Less accumulated depreciation	(27,539)	(26,966)
Net premises and equipment	$27,008	$23,599

Depreciation and amortization charged to operations was $576,000 and $527,000 for the six months ended June 30, 2025 and 2024, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

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

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Banking Segment
Total interest income	$10,411	$9,878
Total interest expense	3,816	3,676
Net interest income	6,595	6,202
Provision for credit loss expense	206	104
Net interest income after provision for (reversal of) credit losses	6,389	6,098
Noninterest income	1,390	1,184
Noninterest expense (including taxes)	5,865	5,543
Net income	1,914	1,739
Net income (consolidated statements of income)	$1,914	$1,739
Total assets Banking segment	$847,884	$821,815
Total assets (consolidated balance sheets)	$847,884	$821,815

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Banking Segment
Total interest income	$20,253	$19,499
Total interest expense	7,411	7,182
Net interest income	12,842	12,317
Provision for credit loss expense	302	104
Net interest income after provision for (reversal of) credit losses	12,540	12,213
Noninterest income	2,671	2,050
Noninterest expense (including taxes)	11,425	10,531
Net income	3,786	3,732
Net income (consolidated statements of income)	$3,786	$3,732
Total assets Banking segment	$847,884	$821,815
Total assets (consolidated balance sheets)	$847,884	$821,815

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discusses the consolidated financial condition of the Company as of June 30, 2025, as compared to December 31, 2024, and the results of consolidated operations for the three and six months ended June 30, 2025, compared to the same period in 2024. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

We are happy to report on the increased earnings for the second quarter ended June 30, 2025 and, the overall solid performance achieved by United Bancorp, Inc. (UBCP) for the first six months of 2025. For the quarter, our Company produced net income and diluted earnings per share of $1,914,000 and $0.33, which are respective increases of $175,000 and $0.03, or 10.0% for each, over the results achieved for the second quarter of the previous year. In addition, and on a linked-quarter basis, our Company’s net income and diluted earnings per share results also respectively increased by $43,000, or 2.3%, and $0.01 or 3.1%. For the first six months of 2025, UBCP produced net income of $3,786,000, an increase of $54,000, or 1.4%, over the previous year and diluted earnings per share of $0.65, which matched the level achieved the previous year. Considering, over the course of the past twelve months, we have undertaken several transformative projects that have added to our noninterest expense levels, such as: the construction of our new Wheeling Banking Center, the development and scaling out of both Unified Mortgage and our Treasury Management Programs, the investment in new technology and digital transformation and the acquisition of a property in St. Clairsville, Ohio that will become our Unified Center--- which will house our Accounting, Information Technology and Customer Sales and Service Functions--- we are very happy with the present performance of our Company. With our unwavering focus on growing our Company through our investment in infrastructure, product development and delivery, we strongly believe that these current undertakings, which are dilutive to current financial performance, will provide a pathway to future growth and lead to increasingly higher performance over the course of the next twelve to twenty-four months, and help us to maintain our overall relevance for many years to come.

As we all know, the economic environment in which we are operating is posing challenges for all businesses with the present high degree of uncertainty that permeates our national and world economies as a result of the tariffs that were announced earlier this year under the new administration and which are in the process of being enacted. This new trade policy, coupled with a potentially slowing economic output and lingering inflation, has led many of us to question the future direction of our economy and what impact it will have on the businesses that operate therein, including our Company. Even though we have dealt with changing fiscal and monetary policy over the course of the past couple of years, this new economic reality relating to trade policy has only recently been cast upon us. Thus far, our Company has responded in a positive fashion to this new economic uncertainty with which we have been confronted on both a year-to-date and year-over-year basis. For the first six months of 2025 compared to the same six- month period the previous year, the net interest income that our Company realized increased by $526,000, or 4.3%, and our net interest margin improved by eleven (11) basis points to 3.65% from 3.54%. Of note, on a year-over-year basis for the most recently ended quarter, our Company’s net interest income increased by $394,000, or 6.4%. We are optimistic that we can continue this current increasing and expansionary trend for both our total interest income and net interest margin for the remainder of this year. Primarily driving the growth in our net interest income and our margin expansion is the growth that our Company achieved in its total assets, increasing on a year-over-year basis by $26.0 million, or 3.2%, to a level of $847.9 million as of June 30, 2025. This growth in total assets was comprised of gross loans increasing by $16.2 million, or 3.4%, to a level of $500.7 million and cash and due from the Federal Reserve Bank increasing by $12.1 million, or 32.3%, to a level of $49.7 million as of the most recently ended quarter. Excitedly, for the first time in our Company’s history, our gross loans exceeded a threshold of a half-billion dollars! With our present liquidity levels at the Federal Reserve, we will have a keen focus on continuing to grow this higher-yielding asset category as we progress into this year. This anticipated growth in our Company’s gross loans, along with the continued repricing of our loan portfolio in a higher-rate environment, should contribute to our Company continuing to generate higher levels of interest income on loans and loan related fees, which should positively contribute to the aforementioned projection of higher levels of net interest income being realized for the remainder of the year. Looking at the interest expense side of the net interest margin, our Company’s total interest expense did respectively increase on both a year-to-date and year-over-year basis for the most recently ended quarter by $229,000, or 3.2%, and $139,000 or 3.8%. This modest increase in our Company’s total interest expense was primarily driven by a year-over-year increase in our total deposits of $19.8 million, or 3.2%, to a level of $642.9 million and a shift in our Company’s depository mix with a decrease in our lower-cost funding (consisting of demand and savings balances) and an increase in our higher-cost term funding (consisting of time deposits). Even with this reality, our Company’s interest expense to average assets only increased year-over-year by five (5) basis points to a level of 1.79%. In the present environment in which we operate,

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

we do anticipate that we will be able to continue controlling our total interest expense at a level that should continue to contribute to net interest income expansion and margin accretion during the current year.

Even with many of our borrowers experiencing rate resets to levels that may be double their previous rates on their loans in this higher-rate environment and with the economic uncertainty that continues, we have successfully maintained credit-related strength and stability within our loan portfolio. As of June 30, 2025, our Company’s total nonaccrual loans and loans past due 30 plus days were $2.2 million, or 0.45% of gross loans, which is up from last year by $1.1 million; but, down on a linked-quarter basis by $598,000 from a level of $2.8 million. Year-over-year, our loans past due thirty plus days actually decreased by ($340,000) or (43.3%). But, our nonaccrual loans increased by $1.4 million with a majority of this being attributed to one commercial relationship. As of the end of the most recently completed quarter, our Company’s nonperforming assets to total assets was 0.60%, an increase of fourteen (14) basis points from the previous year’s level of 0.46%; but, lower on a linked-quarter basis by eight (8) basis points. These reported levels continue to be well-below historic levels and compare very favorably to peer. Further highlighting the overall strength of our loan portfolio, our Company had net loans charged off (excluding overdrafts) of ($122,000) for the first six months of this year, which annualized is (0.07%) of average loans and is in-line with the previous year. Considering some of the economic uncertainty and macroeconomic trends in the current year, along with the growth in our gross loans, our Company had a provision for credit loss expense of $302,000 year-to-date for the quarter ended June 30, 2025, which is an increase of $68,000 year-over-year and led to a decrease in our Company’s diluted earnings per share of ($0.03) in the current year. Even considering our growing gross loans, with the increased provision for credit losses this year and continued solid credit quality-related metrics as of the most recently ended quarter, our Company had a total allowance for credit losses to total loans of 0.83%, which is a one (1) basis point increase over the previous year, and our total allowance for credit losses to nonaccrual loans was 231% as of June 30, 2025. Overall, we firmly believe that we are presently well reserved with strong coverage. Also, our Company remains very well capitalized by regulatory standards with regulatory capital (stockholders’ equity plus accumulated other comprehensive loss (AOCI)) of $74.1 million, or 8.9%, of average assets as of June 30, 2025.

Considering that the uncertainty relating to our country’s present economic outlook remains elevated due to our current administrations recently implemented trade policy, coupled with the arguably overly restrictive monetary policy position of the Federal Open Market Committee’s (FOMC) under which we presently operate, our Company has performed in an admirable fashion over the course of the first six months of 2025. We are happy to see the growth trends that we have experienced during the first two quarters of the current year in both our total deposits and gross loans and the current quality of the credit related metrics of our loan portfolio that remain relatively stable and low by historic standards. With the stronger demand for our loan products that we are currently experiencing, especially, in the relationship-driven, small-business oriented commercial portfolio, which accounts for approximately eighty percent (80%) of our total loans, we can continue our focus of attracting more deposits to fund this increased loan demand that we continued to see over the course of the most recently ended quarter and, once again, begin growing our Company and working toward achieving our goal of growing our total assets to a level of $1.0 billion or greater. As we invest in the infrastructure of our Company, we have a lot of positive operating leverage and scale is definitely our friend. This anticipated growth that we envision should lead to increasing revenue generation and profitability in future periods.

Under it’s guiding principles and vision, UBCP has had a goal to grow its asset-base to a level of $1.0 billion (and, beyond) for the past several years. With all of the economic uncertainty and challenges within the past few years with which we have been confronted, our Company adopted a more defensive posture, which sacrificed growth for the sake of maintaining sound performance with a more conservative balance sheet management approach. Beginning in 2024, we began to adopt a more offensive-oriented posture with a focus, once again, on driving the growth of the balance sheet of our Company, which we believe will lead to higher levels of earnings and profitability and ensure our long-term relevance. Several new initiatives (some of which we have previously announced and have already undertaken or begun) are key to driving this envisioned growth. A major initiative that our Company has undertaken, as we put our proverbial “foot on the accelerator” to achieve our envisioned growth objective, is the development and construction of a new regional banking center in the desirable market of Wheeling, West Virginia. We are excited with the progress that has been made on this highly-promising banking center, which is scheduled to open within the next ninety (90) days. Even though this banking center has not yet opened, some of the recent growth within our loan portfolio is directly attributed to this office through the efforts of our business development team that we already have in place. We firmly believe that within five years, this new banking center will be a top performer for UBCP. Another exciting initiative that we have undertaken and more fully developed over the course of the past year is our new Unified Mortgage Division. Last year, this new division helped our Company produce higher levels of fee income and we believe that as we scale this function more fully, it will only become more lucrative for us. We have also become more focused on developing our Treasury Management function, which focusses on helping our small business customers with cash management, merchant services and payments. Not only does this developing department within our Company help generate higher levels of fee income, it also is key to

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

helping us grow our no or low-cost deposit base, both of which lead to increased profitability. Also, over the course of the past year, UBCP has made a tremendous investment in the area of technology as we focus on digital transformation and omni-channel delivery, which will ensure that we meet the changing needs of our customer base and attract new customers to our Company. We are also in the process of implementing artificial intelligence (AI), which will help us better serve our customers by more effectively and efficiently answering customer inquiries on their terms and guide them to the best financial solutions to meet their current and changing needs. Lastly, we acquired a property in St. Clairsville, Ohio that will house the Accounting, Technology and Customer Support functions for our Company, which will be known as the Unified Center. As UBCP has grown and evolved over the course of the past several years (and, as we continue to do so), we have had a need for a facility such as this. I am most excited about the Customer Support function that we are developing at the Unified Center, which will centralize the service function of our Company with team members that are highly skilled and more capable of providing a more “Unified Experience” to our valued customers. In addition, it will have a sales-oriented function, which is anticipated to lead to additional business for our Company (with the help of our AI-solution) by routing inbound inquiries from any banking channel to a skilled sales professional. This process will focus on the development and expansion of relationships through more effective on-boarding practices and the cross-selling of additional products and services to our existing and newly prospected customers through this much more efficient and effective delivery channel. The renovation of the Unified Center should be completed by year-end and will be ready for our occupancy and the launch of our new and exciting customer-centric solutions in the first quarter of next year.

As always, our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the first half of the current year, we, once again, paid both our regular cash dividend and a special dividend to our valued shareholders. With these payouts, the regular cash dividend increased by $0.02 from the previous year to a level of $0.3675, an increase of 5.8%. The special cash dividend paid out in the first quarter of this year was $0.1750, which was an increase of $0.025, or 16.7%, over the payout the previous year. In the current year, UBCP has paid total cash dividends to its shareholders in the amount of $0.5425, an increase of $0.045, or 9.1%, over the amount paid in the first six months of 2024, which produces a near-industry leading total dividend yield of 6.3%. This total dividend yield is based on our second quarter cash dividend on a forward basis, plus the special dividend (which combined total $0.9150) and our quarter-end fair market value of $14.50. On a year-over-year basis as of June 30, 2025, the fair market value of our Company’s stock favorably increased by $1.95, or 15.5%, and our market price to tangible book value was 147%, which compares favorably to current industry standards.

Considering that we continue to operate in a challenging and uncertain economic and a highly competitive industry-related environment, we are very pleased with our current performance and future prospects. Even with these present threats to which we are exposed, we are very optimistic about the future growth and earnings potential for UBCP. We firmly believe that with the challenges that our industry has experienced over the course of the past few years, our Company has evolved into a more fundamentally sound organization with a focus on evolving and growing in order to achieve greater efficiencies and scales and generate higher levels of revenue, while prudently managing expenses and controlling overall costs. We have and continue to invest in areas that will lead to our continued and future relevancy within our industry. Although such initiatives can stress the short-term performance of our Company, we firmly believe that the will help us fulfill our intermediate and longer-term goals and produce above industry earnings and overall performance. As previously mentioned, we still have a vision of growing UBCP to an asset threshold of $1.0 billion or greater in the near term in a prudent and profitable fashion.

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

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At June 30, 2025, gross loans were $500.7 million, compared to $491.0 million at December 31, 2024, an increase of $9.8 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $10.7 million increase in commercial and commercial real estate loans and a $161,000 increase in real estate lending and a $1.1 million decrease in installment loans since December 31, 2024.

Commercial and commercial real estate loans comprised 80.1% of total loans at June 30, 2025, compared to 79.5% at December 31, 2024. Commercial and commercial real estate loans have increased $10.7 million, or approximately 2.7% since December 31, 2024. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Consumer loans represented 1.5% of total loans at June 30, 2025 and 1.8% at December 31, 2024. Some of the consumer loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Consumer loans have decreased $1.1 million, or 12.5%, since December 31, 2024. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential real estate loans were 18.4% of total loans at June 30, 2025 and 18.7% at December 31, 2024, representing an increase of $161,000, or less than 1.0% since December 31, 2024. At June 30, 2025, the Company did not hold any loans for sale.

As of June 30, 2025, the Company considered its concentration of credit risk to be acceptable. The following table presents additional detail regarding the Company’s largest loan concentration as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Outstanding	Percent	Outstanding	Percent
Commercial and Industrial	$100,053	20.00%	$98,795	20.10%
Other Non Farm Non Residential	96,832	19.30%	93,703	19.10%
Owner Occupied Non Farm/Non Residential	90,424	18.06%	96,299	19.60%

The allowance for credit losses totaled $4.2 million at June 30, 2025, which represented 0.83% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb credit losses over the life of the loan portfolio. Net loan (recoveries) charge-offs (exclusive of overdrafts net charge-offs of $50,000) for the six months ended June 30, 2025 were approximately $122,000. Net loans charged off (exclusive of overdrafts net charge-offs $46,000) was $117,000 for the six months ended June 30, 2024.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2025 decreased approximately $13.9 million from December 31, 2024 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended June 30, 2025, total core deposits (interest and non interest bearing accounts and savings) increased approximately $22.1 million, or 3.8% from December 31, 2024 totals. The Company’s savings accounts decreased $1.4 million or 1.1% from December 31, 2024 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $6.8 million while certificates of deposit under $250,000 increased by $16.7 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At June 30, 2025, certificates of deposit greater than $250,000 increased $7.4 million or 20.6%, from December 31, 2024 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $5.1 million from December 31, 2024 totals. At June 30, 2025, the Company has $75 million of fixed rate advances that mature over the next 1 to 3 years. Refer to footnote 10 for further information.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Net Income

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reported diluted earnings per share was $0.33 for the quarter ended June 30, 2025 compared to $0.30 for the quarter ended June 30, 2024, an increase of 10.0%.

Net Interest Income

Net interest income increased $394,000 or 6.4% for the three months ended June 30, 2025 compared to the same period in 2024. This increase was mainly due to our variable rate loans repricing upward.

Provision for Credit Losses

The Company had a provision for credit losses of $206,000 for the three months ended June 30, 2025 as compared to a provision form credit losses of $104,000 for same period in 2024.

Noninterest Income

Noninterest income of the Company increased $206,000 quarter-over-quarter. This increase was in part due to the Company $166,000 receipt of interest due from the Internal Revenue Service for refunds related to the Employee Retention Credit for the Company.

Noninterest Expense

The Company saw its noninterest expense increase by $174,000 or 3.1% year-over-year. The increase is due to additional staffing related to the Fall 2025 opening of our Wheeling Banking Center and normal merit increases.

Federal Income Taxes

The provision for federal income taxes (benefits) was $22,000 for the three months ended June 30, 2025. The Company had an income tax benefit of $127,000 for the three months ended June 30, 2024.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

Net Income

The reported diluted earnings per share was $0.65 for the six months ended June 30, 2025 compared to $0.65 for the six months ended June 30, 2024.

Net Interest Income

Net interest income increased $525,000 or 4.3% for the six months ended June 30, 2025 compared to the same period in 2024. This increase was mainly due to our variable rate loans repricing upward.

Provision for Credit Losses

The Company had a provision for credit losses of $302,000 for the six months ended June 30, 2025 as compared to a reversal of credit losses of $104,000 for same period in 2024.

Noninterest Income

Noninterest income of the Company increased $621,000 year-over-year. This increase was in part due to the Company $166,000 receipt of interest due from the Internal Revenue Service for refunds related to the Employee Retention Credit for the Company.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

The Company saw its noninterest expense increased by $922,000 or 8.8% year-over-year. The increase is due to additional staffing related to the Fall 2025 opening of our Wheeling Banking Center and normal merit increases and general inflation. Our Company was able to successfully apply and be approved for an Employee Retention Credit (ERC) in the first quarter which helped to offset the general increase due to inflation during the six months ended June 30, 2024.

Federal Income Taxes

The provision for federal income taxes (benefits) was $4,000 for the six months ended June 30, 2025. The Company had an income tax provision of $24,000 for the six months ended June 30, 2024.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $59.7 million at June 30, 2025, compared to $63.5 million at December 31, 2024, a $3.8 million decrease. Total stockholders’ equity in relation to total assets was 7.04% at June 30, 2025 and 7.37% at December 31, 2024. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.86%
Tier 1 capital ratio	12.86%
Total capital ratio	13.55%
Leverage ratio	9.24%

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

ITEM 4.      Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal controls over financial that occurred during the Company’s most recent completed fiscal quarterthat has materially or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.     Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.    Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 4/1/2025 to 4/30/2025	––	––	––	––
Month #2 5/1/2025 to 5/31/2025	11,037	$13.62	––	––
Month #3 6/1/2025 to 6/30/2025	––	––	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. During May 2025, The Plan purchased 11,037 shares at $13.62 per share. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

/s/ United Bancorp, Inc.

Date: August 14, 2025	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 14, 2025	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Sr Vice President and Chief Finanancial Officer