Form 10-Q
period 2025-09-30
UNITED BANCORP INC /OH/
filed 2025-11-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2025

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 7, 2025, 5,774,011 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$8,033	$8,171
Interest-bearing demand deposits	37,619	11,437
Cash and cash equivalents	45,652	19,608
Available-for-sale securities, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024	253,726	240,631
Loans, net of allowance for credit losses of $4,303 and $4,026 at September 30, 2025 and December 31, 2024, respectively	492,234	486,945
Premises and equipment	30,171	23,599
Federal Home Loan Bank stock	4,030	4,026
Foreclosed assets held for sale, net	3,276	3,363
Core deposit other intangible asset	10	122
Goodwill	682	682
Accrued interest receivable	3,631	4,322
Deferred federal income tax	4,111	4,011
Bank-owned life insurance	20,155	19,852
Other assets	9,078	9,495
Total assets	$866,756	$816,656
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$332,843	$320,690
Savings	123,220	125,120
Time	189,130	167,684
Total deposits	645,193	613,494
Securities sold under repurchase agreements	45,514	30,494
Subordinated debentures	23,893	23,847
Advances Federal Home Loan Bank	75,000	75,000
Lease liability – finance lease	2,933	2,873
Interest payable and other liabilities	7,753	7,491
Total liabilities	800,286	753,199

Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,203,141 shares at September 30, 2025, and 6,203,141 shares at December 31, 2024; outstanding - 5,774,011 and 5,793,611 shares at September 30, 2025 and December 31, 2024, respectively	6,203	6,203
Additional paid-in capital	26,902	26,373
Retained earnings	47,670	46,307
Stock held by deferred compensation plan; 182,267 and 172,667 shares at September 30, 2025 and December 31, 2024, respectively	(2,341)	(2,078)
Accumulated other comprehensive loss	(8,586)	(10,100)
Treasury stock, at cost 246,863 and 236,863 shares at September 30, 2025 and December 31, 2024, respectively	(3,378)	(3,248)
Total stockholders’ equity	66,470	63,457
Total liabilities and stockholders’ equity	$866,756	$816,656

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest and Dividend Income
Loans, including fees	$7,760	$7,232	$22,767	$20,980
Taxable	388	484	1,163	1,557
Non-taxable	1,957	1,878	5,711	5,439
Federal funds sold	439	254	972	1,179
Dividends on Federal Home Loan Bank stock and other stock	91	96	275	288
Total interest and dividend income	10,635	9,944	30,888	29,443
Interest expense
Deposits	2,260	2,081	7,776	6,065
Borrowings	1,646	1,724	3,541	4,922
Total interest expense	3,906	3,805	11,317	10,987
Net Interest Income	6,729	6,139	19,571	18,456
Credit Loss Expense
Provision for credit loss expense - loans	186	69	488	304
Reversal of credit loss expense - off balance sheet commitments	—	—	—	(130)
Provision for Credit Loss Expense	186	69	488	174
Net interest income after provision for credit losses	6,543	6,070	19,083	18,282
Noninterest Income
Service charges on deposit accounts	857	767	2,391	2,187
Realized gains (losses) on sale of available-for-sale securities	—	—	144	(116)
Realized gains on sales of loans	118	168	343	363
Earnings on bank-owned life insurance	192	189	572	574
Other income	181	91	569	257
Total noninterest income	1,348	1,215	4,019	3,265
Noninterest expense
Salaries and employee benefits	3,049	2,757	8,755	7,219
Occupancy and Equipment	639	573	1,889	1,739
Professional services	449	398	1,299	1,465
Data processing and related electronic services	426	396	1,201	1,210
FDIC Insurance	94	108	282	324
Insurance	168	157	489	464
Franchise and other taxes	145	148	417	441
Advertising	138	124	398	361
Stationery and office supplies	23	30	92	86
Amortization of intangibles	38	38	113	113
Other expenses	811	800	2,474	2,613
Total noninterest expense	5,980	5,529	17,409	16,035
Income Before Federal Income Taxes	1,911	1,756	5,693	5,512
Provision (Benefit) for Federal Income Taxes	(20)	(64)	(24)	(41)
Net Income	$1,931	$1,820	$5,717	$5,553
Basic Earnings Per Share	$0.34	$0.31	$0.99	$0.95
Diluted Earnings Per Share	$0.34	$0.31	$0.99	$0.95
Dividends Per Share	$0.1875	$0.1775	$0.730	$0.6750

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three Months and Nine Months Ended September 30, 2025 and 2024

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$1,931	$1,820	$5,717	$5,553
Other comprehensive income, net of tax
Net realized (gain) loss included in net income, net of taxes (benefits) of $0, $0, $30, ($24)	—	—	(113)	92
Unrealized holding gain on available-for-sale securities during the period, net of taxes of $1,571, $1,080, $402 and $62 for each respective period	5,910	4,061	1,627	228
Other comprehensive Income	5,910	4,061	1,514	320

Comprehensive Income	$7,841	$5,881	$7,231	$5,873

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2025 and 2024

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Loss	Total
Balance July 1, 2024	$6,188	$26,219	$(5,362)	$44,771	$(11,219)	$60,597
Net income	—	—	—	1,820	—	1,820
Restricted stock issued	15	(15)	—	—	—	—
Other comprehensive income	—	—	—	—	4,061	4,061
Cash dividends - $0.1775 per share	—	—	—	(1,060)	—	(1,060)
Shares purchased for deferred compensation plan	—	(42)	42	—	—	—
Expense related to share-based compensation plans	—	42	—	—	—	42
Balance, September 30, 2024	$6,203	$26,204	$(5,320)	$45,531	$(7,158)	$65,460
Balance July 1, 2025	$6,203	$26,712	$(5,617)	$46,856	$(14,496)	$59,658
Net income	—	—	—	1,931	—	1,931
Restricted stock issued	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	5,910	5,910
Cash dividends - $0.1875 per share	—	—	—	(1,117)	—	(1,117)
Repurchase of common stock	—	—	—	—	—	—
Shares purchased for deferred compensation plan	—	102	(102)	—	—	—
Expense related to share-based compensation plans	—	88	—	—	—	88
Balance, September 30, 2025	$6,203	$26,902	$(5,719)	$47,670	$(8,586)	$66,470

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Loss	Total
Balance January 1, 2024	$6,064	$25,913	$(4,924)	$44,018	$(7,478)	$63,593
Net income	—	—	—	5,553	—	5,553
Other comprehensive income	—	—	—	—	320	320
Cash dividends - $0.675 per share	—	—	—	(4,040)	—	(4,040)
Restricted stock issued	139	(139)	—	—	—	—
Deferred compensation plan activity	—	(291)	291	—	—	—
Repurchase of common stock	—	—	(687)	—	—	(687)
Expense related to share-based compensation plans	—	721	—	—	—	721
Balance, September 30, 2024	$6,203	$26,204	$(5,320)	$45,531	$(7,158)	$65,460
Balance January 1, 2025	$6,203	$26,373	$(5,326)	$46,307	$(10,100)	$63,457
Net income	—	—	—	5,717	—	5,717
Other comprehensive income	—	—	—	—	1,514	1,514
Cash dividends - $0.73 per share	—	—	—	(4,354)	—	(4,354)
Deferred compensation plan activity	—	264	(264)	—	—	—
Repurchase of common stock	—	—	(129)	—	—	(129)
Expense related to share-based compensation plans	—	265	—	—	—	265
Balance, September 30, 2025	$6,203	$26,902	$(5,719)	$47,670	$(8,586)	$66,470

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2025 and 2024

(In thousands except per share data)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Operating Activities
Net income	$5,717	$5,553
Items not requiring (providing) cash
Depreciation and amortization	878	802
Amortization of intangible asset	113	100
Premium amortization on securities	328	329
Provision for credit loss expense	488	174
Gain on sale of loans	(343)	(363)
(Gain) loss on sale of available-for-sale securities	(144)	116
Expense related to share based compensation programs	265	721
Increase in value of bank-owned life insurance	(303)	(327)
Originations of loans held for sale	(11,255)	(11,337)
Proceeds from sale of loans held for sale	11,598	11,700
Amortization of debt instrument costs	45	45
Loss on sale or write down of foreclosed assets	37	7
Net change in accrued interest receivable and other assets	265	(579)
Net change in accrued expenses and other liabilities	321	295

Net cash provided by operating activities	8,010	7,236

Investing Activities
Purchase of available-for-sale securities	(20,608)	(44,911)
Sales of available-for-sale securities	7,734	27,431
Maturities of available-for-sale securities	1,510	10,040
Net change in loans	(5,434)	8,452
Purchase of Federal Home Loan Bank Stock	(4)	(47)
Proceeds from sales of foreclosed and fixed assets	107	42
Purchases of premises and equipment, net	(7,507)	(10,210)

Net cash used in investing activities	(24,202)	(9,203)

Financing Activities
Net change in deposits	31,699	(5,640)
Net change in securities sold under repurchase agreements	15,020	9,342
Repurchase of common stock	(129)	(687)
Cash dividends paid	(4,354)	(4,040)

Net cash provided by (used in) financing activities	42,236	(1,025)

Increase (Decrease) in Cash and Cash Equivalents	26,044	(2,992)

Cash and Cash Equivalents, Beginning of Period	19,608	40,770

Cash and Cash Equivalents, End of Period	$45,652	$37,778

Supplemental Cash Flows Information
Federal income taxes paid	$—	$—
Interest paid on deposits and borrowings	$11,316	$10,979

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2025, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2024 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2024 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for credit losses is particularly subject to change.

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.3 million at September 30, 2025 and $2.9 million at December 31, 2024 and is included within the line item accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.4 million at September 30, 2025 and $1.4 million at December 31, 2024 and was reported in the line item accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and industrial, which are typically utilized for general business purposes and commercial real estate, which are collaterized by real estate. Homogeneous loans consisting similar products that are smaller in amount and distributed over a large number of individual borrowers include residential real estate and consumer loans.

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended September 30, 2025
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,931
Less allocated earnings on non-vested restricted stock	(37)
Less allocated dividends on non-vested restricted stock	(52)
Net income allocated to common stockholders	1,842
		5,486,221
Basic and diluted earnings per share			$0.34

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

	Three Months Ended September 30, 2024
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,820
Less allocated earnings on non-vested restricted stock	(35)
Less allocated dividends on non-vested restricted stock	(52)
Net income allocated to common stockholders	1,733
		5,621,393
Basic and diluted earnings per share			$0.31

	Nine Months Ended September 30, 2025
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$5,717
Less allocated earnings on non-vested restricted stock	(56)
Less allocated dividends on non-vested restricted stock	(206)
Net income allocated to common stockholders	5,455
		5,494,172
Basic and diluted earnings per share			$0.99

	Nine Months Ended September 30, 2024
		Weighted-
		Average	Per Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$5,553
Less allocated earnings on non-vested restricted stock	(61)
Less dividends on non-vested restricted stock	(191)
Net income allocated to common stockholders	5,301
		5,584,250
Basic and diluted earnings per share			$0.95

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2025:
U.S. government agencies	$12,500	$—	$(67)	$12,433
Subordinated notes	25,400	—	(1,805)	23,595
State and municipal obligations	226,040	857	(9,199)	217,698
Total debt securities	$263,940	$857	$(11,071)	$253,726

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2024:
U.S. government agencies	$12,500	$—	$(246)	$12,254
Subordinated notes	26,942	—	(2,824)	24,118
State and municipal obligations	213,319	335	(9,395)	204,259
Total debt securities	$252,761	$335	$(12,465)	$240,631

There was no allowance for credit losses at September 30, 2025 or December 31, 2024.

The amortized cost and fair value of available-for-sale securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under one year	$4,202	$4,202
One to five years	13,199	13,155
Five to ten years	30,839	28,985
Over ten years	215,700	207,384
Totals	$263,940	$253,726

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $125.2 million and $121.4 million at September 30, 2025 and December 31, 2024, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2025 was $198.0 million, which represented 78% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2024 was $208.8 million, which represented less than 87% of the Company’s available-for-sale.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following tables show the Company’s available for sale securities and the related gross unrealized losses and fair value, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31. 2024:

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$12,433	$(67)	$12,433	$(67)
Subordinated notes	—	—	23,595	(1,805)	23,595	(1,805)
State and municipal obligations	106,008	(2,925)	54,998	(6,274)	161,006	(9,199)
Total temporarily impaired securities	$106,008	$(2,925)	$91,026	$(8,146)	$197,034	$(11,071)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$—	$—	$12,254	$(246)	$12,254	$(246)
Subordinated notes	—	—	24,118	(2,824)	24,118	(2,824)
State and municipal obligations	127,876	(2,478)	44,535	(6,917)	172,411	(9,395)
Total temporarily impaired securities	$127,876	$(2,478)	$80,907	$(9,987)	$208,783	$(12,465)

The unrealized losses on the Company’s 206 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to require an allowance for credit losses to be recognized as of September 30, 2025 or December 31, 2024.

The Company recorded a net gain on the sale of available - for - sale securities of approximately $144,000 for the nine months ended September 30, 2025. The Company sold $140,000 in securities for a loss of $2,000 and sold $7.7 million in securities for a gain of $145,000. The Company wanted to rebalance a portion of its security portfolio during the first quarter of 2025.

The Company recorded a loss of approximately $116,000 for the nine month ended September 30, 2024. The Company sold $20.3 million in securities for a loss of $228,000 and sold $7.2 million in securities for a gain of $112,000. The Company wanted to rebalance a portion of its security portfolio during the first half of 2024.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 3:      Loans and Allowance for Credit Losses

Categories of loans by purpose include:

	September 30,	December 31,
	2025	2024

	(In thousands)
Commercial and industrial	$95,386	$98,795
Commercial real estate	303,077	291,673
Residential real estate	90,660	91,737
Consumer loans	7,414	8,766

Total gross loans	496,537	490,971

Less allowance for credit losses	(4,303)	(4,026)

Total loans	$492,234	$486,945

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following tables present the balance in the allowance for credit losses by collateral type and the recorded investment in loans by purpose based on portfolio segment and credit loss method as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, July 1, 2025	$633	$1,473	$1,938	$112	$4,156
Provision for credit loss exposure	121	65	(46)	46	186
Losses charged off	—	—	—	(55)	(55)
Recoveries	3	—	—	13	16
Balance, September 30, 2025	$757	$1,538	$1,892	$116	$4,303
Balance, January 1, 2025	$699	$1,488	$1,708	$131	$4,026
Provision for credit loss exposure	162	50	188	88	488
Losses charged off	(110)	—	(4)	(133)	(247)
Recoveries	6	—	—	30	36
Balance, September 30, 2025	$757	$1,538	$1,892	$116	$4,303

Allocation:

Ending balance: individually evaluated for credit losses	$119	$—	$—	$—	$119
Ending balance: collectively evaluated for credit losses	$638	$1,538	$1,892	$116	$4,184
Loans:
Ending balance: individually evaluated for credit losses	$477	$1,359	$589	$12	$2,437
Ending balance: collectively evaluated for credit losses	$94,909	$301,718	$90,071	$7,402	$494,100

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

	September 30, 2024
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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of September 30, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and Industrial
Risk Rating
Pass	$12,682	$18,153	$13,881	$9,276	$5,024	$15,216	$19,630	$—	$93,862
Special Mention	—	—	—	—	—	—	1,047	—	1,047
Substandard	—	—	—	26	—	198	253	—	477
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,682	$18,153	$13,881	$9,302	$5,024	$15,414	$20,930	$—	$95,386

Commercial and Industrial
Current period gross charge-offs	$—	$—	$39	$—	$—	$—	$71	$—	$110

Commercial real estate
Risk Rating
Pass	$17,492	$19,463	$29,239	$29,920	$35,210	$92,212	$65,028	$—	$288,564
Special Mention	—	—	—	309	—	6,287	6,425	—	13,021
Substandard	—	—	—	—	374	1,118	—	—	1,492
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,492	$19,463	$29,239	$30,229	$35,584	$99,617	$71,453	$—	$303,077

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$30,174	$37,616	$43,120	$39,196	$40,234	$107,428	$84,658	$—	$382,426
Special Mention	—	—	—	309	—	6,287	7,472	—	14,068
Substandard	—	—	—	26	374	1,316	253	—	1,969
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,174	$37,616	$43,120	$39,531	$40,608	$115,031	$92,383	$—	$398,463
Current period gross charge-offs	$—	$—	$39	$—	$—	$—	$71	$—	$110

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$7,521	$8,550	$8,763	$15,160	$14,039	$36,038	$—	$—	$90,071
Nonperforming	265	22	—	—	18	284	—	—	589
Total	$7,786	$8,572	$8,763	$15,160	$14,057	$36,322	$—	$—	$90,660

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Consumer
Payment Performance
Performing	$1,264	$3,376	$920	$495	$240	$745	$362	$—	$7,402
Nonperforming	—	—	—	—	—	12	—	—	12
Total	$1,264	$3,376	$920	$495	$240	$757	$362	$—	$7,414

Consumer
Current period gross charge-offs	$98	$7	$27	$1	$—	$—	$—	$—	$133

Total
Payment Performance
Performing	$8,785	$11,926	$9,683	$15,655	$14,279	$36,783	$362	$—	$97,473
Nonperforming	265	22	—	—	18	296	—	—	601
Total	$9,050	$11,948	$9,683	$15,655	$14,297	$37,079	$362	$—	$98,074
Current period gross charge-offs	$98	$7	$27	$1	$—	$4	$—	$—	$137

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

Loan Portfolio Aging Analysis

As of September 30, 2025

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$—	$—	$14	$477	$491	$94,895	$95,386
Commercial real estate	199	—	—	1,359	1,558	301,519	303,077
Residential	438	32	—	589	1,059	89,601	90,660
Installment	24	2	—	12	38	7,376	7,414
Total	$661	$34	$14	$2,437	$3,146	$493,391	$496,537

Loan Portfolio Aging Analysis

As of December 31, 2024

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$—	$43	$41	$170	$254	$98,541	$98,795
Commercial real estate	48	—	—	258	306	291,367	291,673
Residential	95	30	—	308	433	91,304	91,737
Installment	15	2	15	—	32	8,734	8,766
Total	$158	$75	$56	$736	$1,025	$489,946	$490,971

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2025:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$225	$252	$477	$14	$491
Commercial real estate	1,359	—	1,359	—	1,359
Residential	589	—	589	—	589
Installment	12	—	12	—	12
Total	$2,185	$252	$2,437	$14	$2,451

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company did not recognize interest income on nonaccrual loans during the period ended September 30, 2025.

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2024:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$170	$—	$170	$41	$211
Commercial real estate	258	—	258	—	258
Residential	308	—	308	—	308
Consumer	—	—	—	15	15
Total	$736	$—	$736	$56	$792

The Company recognized approximately $4,000 interest income on nonaccrual loans during the the period ended December 31, 2024.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Service cost	$87	$81	$261	$243
Interest cost	97	81	291	243
Expected return on assets	(178)	(156)	(534)	(468)
Accretion of prior service cost and net loss	(22)	(22)	(66)	(66)

Pension (contra expense) expense	$(16)	$(16)	$(48)	$(48)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2025	2024

	(In thousands)
Commercial loans unused lines of credit	$124,947	$107,816
Commitment to originate loans	123,738	106,607
Consumer open end lines of credit	32,235	35,730
Standby lines of credit	477	513

During the three and nine months ended September 30, 2025, there was no change in the allowance for credit expense for off balance sheet exposure of $94,000.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following table present the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in interest payable and other liabilities on the consolidated balance sheets of financial condition for the three and six months ended September 30, 2025 and 2024.

September 30,
2025

Balance – December 31, 2024	$94
Provision for (reversal of) credit losses	—
Balance – June 30, 2025	94
Provision for (reversal of) credit losses	—
Balance – September 30, 2025	$94

September 30,
2024

Balance – December 31, 2023	$224
Provision for (reversal of) credit losses	(130)
Balance – June 30, 2024	94
Provision for (reversal of) credit losses	—
Balance – September 30, 2024	$94

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2025	2024

	(In thousands)
Net unrealized loss on securities available-for-sale	$(10,214)	$(12,130)
Net unrealized loss for unfunded status of defined benefit plan liability	(654)	(654)
	(10,868)	(12,784)
Less: Tax effect	2,282	2,684
Net-of-tax amount	$(8,586)	$(10,100)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The changes in accumulated other comprehensive income (loss) by component shown of net of tax and parenthesis indicating debits as of September 30, 2025 and 2024.

	Three months ended			Three months ended
	September 30, 2025			September 30, 2024
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(13,979)	$(517)	$(14,496)	$(10,790)	$(429)	$(11,219)
Other comprehensive income (loss) before reclassification	5,910	—	5,910	4,061	—	4,061
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—	—	—	—
Net current -period other comprehensive income (loss)	5,910	—	5,910	4,061	—	4,061
Ending balance	$(8,069)	$(517)	$(8,586)	$(6,729)	$(429)	$(7,158)

	Nine months ended			Nine months ended
	September 30, 2025			September 30, 2024
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(9,583)	$(517)	$(10,100)	$(7,049)	$(429)	$(7,478)
Other comprehensive income (loss) before reclassification	1,627	—	1,627	228	—	228
Amounts reclassified from accumulated other comprehensive (gain) loss	(113)	—	(113)	92	—	92
Net current -period other comprehensive income (loss)	1,514	—	1,514	320	—	320
Ending balance	$(8,069)	$(517)	$(8,586)	$(6,729)	$(429)	$(7,158)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2025
U.S. government agencies	$12,433	$—	$12,433	$—
Subordinated Notes	23,595	—	23,595	—
State and municipal obligations	217,698	—	217,698	—

December 31, 2024
U.S. government agencies	$12,254	$—	$12,254	$—
Subordinated Notes	24,118	—	24,118	—
State and municipal obligations	204,259	—	204,259	—

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

At September 30, 2025 approximately $224,000 of Commercial, $1.4 million of Commercial Real Estate and $463,000 of Residential loans were collateral dependent. As of September 30, 2025, there was one commercial and industrial loan secured by the revenue from the business assets for $253,000 that had a specific reserve of $119,000 against it. As of December 31, 2024, the fair value investment in individually analyzed loans totaled $220,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
September 30, 2025
Collateral dependent loans	$134	$—	$134	$—
Foreclosed assets held for sale	—	—	—	—

December 31, 2024
Collateral dependent loans	$—	$—	$—	$—
Foreclosed assets held for sale	120	—	—	120

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	9/30/25	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% –10%
Foreclosed assets held for sale	—	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/24	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$—	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	120	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2025:

Financial assets
Cash and cash equivalents	$45,652	$45,652	$—	$—
Loans, net of allowance	492,234	—	—	479,128
Federal Home Loan Bank	4,030	—	4,030	—
Accrued interest receivable	3,631	—	3,631	—

Financial liabilities
Deposits	645,193	—	644,095	—
Securities sold under repurchase agreements	45,514	—	45,514	—
Subordinated debentures	23,893	—	23,092	—
Advance Federal Home Loan Bank	75,000	—	75,464	—
Accrued interest payable	607	—	607	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2024:

Financial assets
Cash and cash equivalents	$19,608	$19,608	$—	$—
Loans, net of allowance	486,945	—	—	466,951
Federal Home Loan Bank stock	4,026	—	4,026	—
Accrued interest receivable	4,322	—	4,322	—

Financial liabilities
Deposits	613,494	—	614,869	—
Securities sold under repurchase agreements	30,494	—	30,494	—
Subordinated debentures	23,847	—	24,386	—
Advance Federal Home Loan Bank	75,000	—	74,728	—
Accrued interest payable	831	—	831	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable, Federal Home Loan Bank Stock. Accrued Interest Payable, and Securities Sold Under Repurchase Agreements

The carrying amounts approximate fair value.

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2025 and December 31, 2024.

Note 8:          Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
September 30, 2025	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$45,514	$—	$—	$—	$45,514
Total	$45,514	$—	$—	$—	$45,514

	Overnight and			Greater than
December 31, 2024	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$30,494	$—	$—	$—	$30,494
Total	$30,494	$—	$—	$—	$30,494

These borrowings were collateralized with state and municipal obligations with a carrying value of $56.8 million at September 30, 2025 and $49.9 million at December 31, 2024. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 9:           Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	Nine Months Ended September 30, 2025			Year Ended December 31, 2024
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	$1,031	$10	$1,041	$919	$122

The estimated aggregate future amortization expense for 2025 for intangible assets as of September 30, 2025 is as follows (in thousands):

2025	$10

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of September 30, 2025 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:           Advances from the Federal Home Loan Bank

At September 30, 2025, advance from the Federal Home Loan Bank were $75 million. The Company had $75 million of advances from the Federal Home Loan Bank at December 31, 2024.

At September 30, 2025, required repayments on Federal Home Loan Bank advances were for year ending December 31, 2026 are $20 million (4.39% fixed rate), December 31, 2027 are $35 million (4.24% fixed rate) and December 31, 2028 are $20 million (4.11% fixed rate).

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 11:           Restricted Stock Plan

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2025, and changes during the nine months ended September 30, 2025, is presented below:

	Weighted-
	Average
	Grant-Date
	Shares	Fair Value
Nonvested, beginning of year	287,790	$11.68
Granted	—	—
Vested	(10,000)	9.00
Forfeited	—	—
Nonvested, end of quarter	277,790	$11.78

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and nine months ended September 30, 2025 was $88,000 and $265,000, respectively. Total compensation cost recognized in the income statement for share-based payment arrangements during the three and nine months ended September 30, 2024 was $42,000 and $721,000. The 10,000 shares vested during the first quarter of 2025.

Note 12:           Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	September 30,	December 31,
	2025	2024

	(In thousands)
Land, buildings and improvements	$37,940	$31,727
Furniture and equipment	17,368	16,158
Computer software	2,707	2,680
	58,015	50,565
Less accumulated depreciation	(27,844)	(26,966)
Net premises and equipment	$30,171	$23,599

Depreciation and amortization charged to operations was $878,000 and $802,000 for the nine months ended September 30, 2025 and 2024, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 13:           Segment Reporting

The Company’s has one reportable segment (“Banking”) as determined by the after considering the level of information to review and the performance of various components of the business. The Company’s Management will use the consolidated information to benchmark against similar entities to evaluate financial performance and budget to actual results. Accounting policies followed by the Company are the same used for the single segment. The one segment identified is evaluated using net income, earnings per share, return of average assets and equity. Information used for performance assessment follows. Since reported consolidated financial results are used for the performance assessment, there are no reconciling items noted from our financial reporting results published and segment reporting financial information.

	Three Months Ended September 30,
	2025	2024

	(In thousands)
Banking Segment
Total interest income	$10,635	$9,944
Total interest expense	3,906	3,805
Net interest income	6,729	6,139
Provision for credit loss expense	186	69
Net interest income after provision for (reversal of) credit losses	6,543	6,070
Noninterest income	1,348	1,215
Noninterest expense (including taxes)	5,960	5,465
Net income	1,931	1,820
Net income (consolidated statements of income)	$1,931	$1,820
Total assets Banking segment	$866,756	$816,656
Total assets (consolidated balance sheets)	$866,756	$816,656

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Banking Segment
Total interest income	$30,888	$29,443
Total interest expense	11,317	10,987
Net interest income	19,571	18,456
Provision for credit loss expense	488	174
Net interest income after provision for (reversal of) credit losses	19,083	18,282
Noninterest income	4,019	3,265
Noninterest expense (including taxes)	17,385	15,994
Net income	5,717	5,553
Net income (consolidated statements of income)	$5,717	$5,553
Total assets Banking segment	$866,756	$816,656
Total assets (consolidated balance sheets)	$866,756	$816,656

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discusses the consolidated financial condition of the Company as of September 30, 2025, as compared to December 31, 2024, and the results of consolidated operations for the three and nine months ended September 30, 2025, compared to the same period in 2024. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.34 and net income of $1,931,000 for the three months ended September 30, 2025. For the first nine months of the current year, UBCP reported diluted earnings per share of $0.99 and net income of $5,717,000.

We are happy to report on the increased earnings for the third quarter ended September 30, 2025 and, also, the increased earnings and overall solid performance achieved by United Bancorp, Inc. (UBCP) for the first nine months of 2025. For the quarter, our Company produced net income and diluted earnings per share of $1,931,000 and $0.34, which are respective increases of $111,000, or 6.1%, and $0.03, or 9.7%, over the results achieved for each metric in the third quarter of the previous year. In addition, and on a linked-quarter basis, our Company’s net income and diluted earnings per share results also respectively increased by $17,000, or 0.9%, and $0.01 or 3.0%. For the first nine months of 2025, UBCP produced net income of $5,717,000, an increase of $165,000, or 3.0%, and diluted earnings per share of $0.99, which is an increase of $0.04, or 4.2%, which were both respective increases over the levels achieved the previous year. Considering, over the course of the past twelve months, we have undertaken several transformative projects that have added to our noninterest expense levels, such as: the construction of our new Wheeling Banking Center, the development and scaling out of both Unified Mortgage and our Treasury Management Programs, the investment in new technology and digital transformation and the acquisition of a property in St. Clairsville, Ohio that will become our Unified Center which will house our Accounting, Information Technology and Customer Sales and Service Functions--- we are very happy with the present performance of our Company. With our unwavering focus on growing our Company through investing in its infrastructure, product development and delivery, we strongly believe that these current undertakings… which are dilutive to current financial performance will provide a pathway to future growth and lead to increasingly higher performance over the course of the next twelve to twenty-four months, and help us to maintain our overall relevance for many years to come.

The economic environment in which we are operating is posing challenges for all businesses with the present high degree of uncertainty that permeates our national and world economies as a result of the tariffs that were announced earlier this year under the new administration and which are in the process of being fully negotiated and enacted. This new trade policy--- coupled with a perceived slowing of employment and lingering inflation--- has led many of us to question the future direction of our economy and what impact it will have on the businesses that operate therein, including our Company. Even though we have dealt with changing and somewhat volatile fiscal and monetary policy over the course of the past couple of years, this new economic reality relating to trade policy has only been cast upon us within the past several months and the uncertainty relating thereto is still high. In addition--- and, to further add to the uncertainty that permeates our present economy--- our federal government shutdown on October 1, 2025 after Congress failed to pass funding legislation to support its ongoing operation. Thus far, our Company has responded in a positive fashion to this new and continuing economic uncertainty with which we have been confronted on both a year-to-date and year-over-year basis. For the first nine months of 2025 compared to the same nine-month period the previous year, the net interest income that our Company realized increased by $1,116,000, or 6.0%, and our net interest margin improved by sixteen (16) basis points to 3.66% from 3.50%. Of note and evidencing an expansionary trend, on a year-over-year basis for the most recently ended quarter--- the increase in our Company’s net interest income accelerated above the year-to-date level by increasing by $591,000, or 9.6%. We are optimistic that we can continue this current increasing and expansionary trend for both our total interest income and net interest margin for the remainder of this year.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The primary driver of our Company’s growing level of net interest income and the expansion of its net interest margin is the growth trend we have experienced this year in our total assets, which increased on a year-over-year basis by $41.3 million, or 5.0%, to a level of $866.8 million as of September 30, 2025. This growth in total assets is primarily attributed to gross loans increasing by $21.5 million, or 4.5%, to a level of $496.5 million and cash and due from the Federal Reserve Bank increasing by $7.8 million, or 20.6%, to a level of $45.6 million as of the most recently ended quarter. In addition, during the third quarter of the current year, we took advantage of heightened yield opportunities presented in the market by investing approximately $21.0 million of our excess reserves held at the Federal Reserve Bank into municipal securities with an average taxable equivalent yield (TEY) of 6.1%. These newly purchased securities should help boost the level of interest income that we generate in future periods and further contribute to the corresponding expansion of both our net interest income and net interest margin especially, if the Federal Open Market Committee (FOMC) continues to lower short term rates as it did toward the end of the third quarter. Interestingly, a significant portion of the municipal securities that we hold in our investment portfolio have extended call protection, which should benefit our Company in a falling rate environment. Also, of interest, we continue to see the average yield of our overall loan portfolio increase as many of our loans originated over the course of the past five years are repricing in the current interest rate environment; wherein, current loan rates are considerably higher than the initial rates at which these loans were originated. With our present liquidity level at the Federal Reserve, we will have a sharp focus on continuing to grow our loans outstanding as we enter the fourth quarter of the current year. This anticipated growth in our Company’s gross loans, along with the continued repricing of our loan portfolio in a higher-rate environment, should contribute to our Company continuing to generate higher levels of interest income on loans and loan related fees, which should positively contribute to the aforementioned projection of higher levels of net interest income being realized for the remainder of the year.

Looking at the interest expense side of the net interest margin, our Company’s total interest expense did respectively increase on both a quarterly and year-to-date basis by $101,000, or 2.7%, and $330,000 or 3.0%. This modest increase in our Company’s total interest expense was primarily driven by a year-over-year increase in our total deposits of $29.4 million, or 4.8%, to a level of $645.2 million and a shift in our Company’s depository mix with a decrease in our lower-cost funding (consisting of demand and savings balances) and an increase in our higher-cost term funding (consisting of time deposits). This trend has recently begun to shift somewhat during the course of the most recently ended quarter as our Company experienced an increase in noninterest bearing demand balances. Year-over-year and as of September 30, 2025, noninterest bearing demand balances increased by $12.3 million, or 8.5%, to a level of $156.3 million. Overall, year-over-year, our Company saw its interest expense to average assets increase by three (3) basis points to a level of 1.80%. In the present environment in which we operate, we do anticipate that we will be able to start to see a decline in our total interest expense levels, which should further contribute to net interest income expansion and margin accretion during the current year.

Even with many of our borrowers experiencing rate resets to levels that may be double their previous rates on their loans in this higher-rate environment and with the economic uncertainty that continues, we have successfully maintained credit-related strength and stability within our loan portfolio. As of September 30, 2025, our Company’s total nonaccrual loans and loans past due 30 plus days were $3.1 million, which is 0.63% of gross loans. At the end of the most recent quarter, our Company’s nonperforming assets to total assets was 0.66%, which compares favorably to our industry and peer group of financial institutions. In addition, these reported levels continue to be well-below historic levels. Further highlighting the overall strength of our loan portfolio, our Company had net loans charged off (excluding overdrafts) of ($137,000) for the first nine months of this year, which annualized is (0.04%) of average loans and is in-line with the previous year. Considering some of the economic uncertainty and macroeconomic trends in the current year--- along with the growth in our gross loans--- our Company had a provision for credit loss expense for the first nine months of the current year of $488,000 for the quarter ended September 30, 2025, which is an increase of $314,000 year-over-year. This increase in our provision for credit loss expense led to a decrease in our Company’s diluted earnings per share of approximately ($0.045) in the current year. Even considering our growing gross loan totals… with the increased provision for credit losses this year and continued solid credit quality-related metrics as of the most recently ended quarter, our Company had a total allowance for credit losses to total loans of 0.87%, which is a three (3) basis point increase over the previous year (and, on a linked quarter basis), and our total allowance for credit losses to nonaccrual loans was 177% as of September 30, 2025. Overall, we firmly believe that we are presently well reserved with strong coverage. Also, our Company remains very well capitalized by regulatory standards with regulatory capital (stockholders’ equity plus accumulated other comprehensive loss (AOCI)) of $75.1 million, or 8.9% of average assets as of September 30, 2025.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Considering that the uncertainty relating to our country’s present economic outlook remains elevated due to our current administration’s trade policy implemented within the past several months--- coupled with the potentially restrictive monetary policy position of the Federal Open Market Committee’s (FOMC) under which we presently operate--- our Company has performed in an admirable fashion over the course of the first nine months of 2025. We are happy to see the growth trends that we have experienced during the first three quarters of the current year in both our total deposits and gross loans and the current quality of the credit related metrics of our loan portfolio that remain relatively stable and low by historic standards. With the stronger demand for our loan products that we are currently experiencing--- especially, in the relationship-driven, small-business oriented commercial portfolio, which accounts for approximately eighty percent (80%) of our total loans--- we can continue our focus of attracting more deposits to fund this increased loan demand, which will help our Company’s positive pursuit of achieving its goal of growing total assets to a level of $1.0 billion or greater! As we invest in the infrastructure of our Company, we have a lot of positive operating leverage and scale is definitely our friend. We anticipate that this envisioned growth of our Company’s balance sheet should lead to increasing revenue generation and profitability in future periods.

Under our Company’s guiding principles and vision, United Bancorp, Inc. (UBCP) has had a goal to grow its asset-base to a level of $1.0 billion (and, beyond) for the past several years. With all of the economic uncertainty and challenges within the past few years with which we have been confronted, our Company adopted a more defensive posture… which sacrificed growth for the sake of maintaining sound performance with a more conservative balance sheet management approach. Beginning in 2024, we began to adopt a more offensive-oriented posture with a focus, once again, on driving the growth of the balance sheet of our Company, which we believe will lead to higher levels of earnings and profitability and ensure our long-term relevance. Several new initiatives which we have previously announced--- and, which we have either already begun or are in the process implementing--- are key to driving this envisioned growth. A major initiative that our Company has undertaken is the development and construction of a new regional banking center in the desirable market of Wheeling, West Virginia. We are excited by the progress that has been made on this highly-promising banking center, which is scheduled to open within the next few weeks. Even though this banking center has not yet opened, some of the recent growth within our loan and depository portfolios is directly attributed to this office through the efforts of the business development team that we already have in place for this location. We firmly believe that within five years, this new banking center will be a top performer for UBCP! Another exciting initiative that we have undertaken (and, more fully developed over the course of the past year) is our new Unified Mortgage Division. Last year, this new division helped our Company produce higher levels of fee income and we believe that as we scale this function more fully, it will only become more lucrative for us. We have also become more focused on developing our Treasury Management function, which focusses on helping our small business customers with cash management, merchant services and payments. Not only does this developing department within our Company help generate higher levels of fee income, it also is key to helping us grow our no or low-cost deposit base… both of which lead to increased profitability. Also, over the course of the past year, UBCP has made a tremendous investment in the area of technology as we focus on digital transformation and omni-channel delivery, which will ensure that we meet the changing needs of our customer base and attract new customers to our Company. We are also in the process of implementing an artificial intelligence (AI) solution, which will help us better serve our customers by more effectively and efficiently responding to and answering customer inquiries on their terms and guiding them to the best financial solutions that better meet their current and changing needs. Lastly, we acquired a property in St. Clairsville, Ohio, which will be known as the Unified Center, that will house the Accounting, Technology and Customer Support functions of our Company. As UBCP has grown and evolved over the course of the past several years (and, as we continue to do so), we have had a need for a facility such as this. I am most excited about the Customer Support function that we are developing at the Unified Center, which will centralize the service function of our Company with team members that are highly skilled and more capable of providing a complete and satisfying Unified Experience to our valued customers. In addition, it will have a sales-oriented function, which is anticipated to lead to additional business for our Company (with the help of our AI-solution) by routing inbound inquiries from any banking channel to skilled sales professionals. This process will focus on the attraction and expansion of relationships through more effective on-boarding and cross-selling practices, which will lead to the sale of additional products and services to both our existing and newly prospected customers through this much more efficient and effective delivery channel. The renovation of the Unified Center should be completed by year-end and we will be ready to launch our new and exciting customer-centric solutions in the first quarter of next year.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As always, our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing their value and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the first three quarters of the current year, we, once again, paid both our regular cash dividend and a special dividend to our valued shareholders. With these payouts, the regular cash dividend increased by $0.03 from the previous year to a level of $0.555, an increase of 5.7%. The special cash dividend paid out in the first quarter of this year was $0.175, which was an increase of $0.025, or 16.7%, over the payout the previous year. In the current year, United Bancorp, Inc. (UBCP) has paid total cash dividends to its shareholders in the amount of $0.73, an increase of $0.055, or 8.2%, over the amount paid in the first nine months of 2024, which produces a near-industry leading total dividend yield of 6.6%. This total dividend yield is based on our third quarter cash dividend on a forward basis, plus the special dividend (which combined total $0.925) and our quarter-end fair market value of $13.98. On a year-over-year basis as of September 30, 2025, the fair market value of our Company’s stock favorably increased by $0.85, or 6.5%, and our market price to tangible book value was 127%, which compares favorably to current industry standards.

Considering that we continue to operate in a challenging economic and a highly competitive industry-related environment, we are very pleased with our current performance and future prospects. Even with these present threats to which we are exposed, we are very optimistic about the future growth and earnings potential for United Bancorp, Inc. (UBCP). We firmly believe that with the challenges that our industry has experienced over the course of the past few years, our Company has evolved into a more fundamentally sound organization with a focus on evolving and growing in order to achieve greater efficiencies and scales and generate higher levels of revenue--- while prudently managing expenses and controlling overall costs. We have and continue to invest in areas that will lead to our continued and future relevancy within our industry. Although such initiatives can stress the short-term performance of our Company, we firmly believe that they will help us fulfill our intermediate and longer-term goals and produce above industry earnings and performance. As previously mentioned, we still have a vision of prudently and profitably growing UBCP to an asset threshold of $1.0 billion, or greater, in the near term. We are truly excited about our Company’s direction and the potential that it brings. With an unwavering focus on continual process improvement, product development and enhanced delivery, we firmly believe the future for our Company is very bright.

As of September 30, 2025, United Bancorp, Inc. has total assets of $866.8 million and total shareholders’ equity of $66.5 million. Through its single bank charter, Unified Bank, the Company currently has eighteen banking centers that serve the Ohio Counties of Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas and Marshall County in West Virginia. United Bancorp, Inc. trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol UBCP, Cusip #909911109.

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in the financial and securities markets, including changes with respect to the market value of our financial assets, and the availability of and costs associated with sources of liquidity. The Company undertakes no obligation to update or carry forward-looking statements, whether as a result of new information, future events or otherwise.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this document, the words such as “may,” “will,” “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “project,” “could,” “should,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, among others, changes in economic or market conditions in the Company’s geographic markets; changes in interest rates and funding costs; changes in loan demand or deposit flows; credit quality trends; competition from financial and non-financial institutions; regulatory or legislative actions and supervisory matters; cybersecurity events or operational disruptions; and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, that could affect the Company’s financial performance and cause actual results to differ materially from historical earnings and those presently anticipated or projected with respect to future periods. These risks and uncertainties should be considered in evaluating forward looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Investors are cautioned not to place undue reliance on such forward-looking statements. The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources except as discussed herein. The Company is not aware of any current recommendation by regulatory authorities that would have such effect if implemented except as discussed herein.

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

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At September 30, 2025, gross loans were $496.5 million, compared to $491.0 million at December 31, 2024, an increase of $5.6 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $8.0 million increase in commercial and commercial real estate loans and a $1.1 million decrease in real estate lending and a $1.4 million decrease in installment loans since December 31, 2024.

Commercial and commercial real estate loans comprised 80.2% of total loans at September 30, 2025, compared to 79.5% at December 31, 2024. Commercial and commercial real estate loans have increased $8.0 million, or approximately 2.0% since December 31, 2024. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer loans represented 1.5% of total loans at September 30, 2025 and 1.8% at December 31, 2024. Some of the consumer loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Consumer loans have decreased $1.4 million, or 15.4%, since December 31, 2024. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 18.3% of total loans at September 30, 2025 and 18.7% at December 31, 2024, representing a decrease of $1.1 million, or 1.2% since December 31, 2024. At September 30, 2025, the Company did not hold any loans for sale.

As of September 30, 2025, the Company considered its concentration of credit risk to be acceptable. The following table presents additional detail regarding the Company’s largest loan concentration as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Outstanding	Percent	Outstanding	Percent
Commercial and Industrial	$95,386	19.21%	$98,795	20.12%
Other Non Farm Non Residential	92,663	18.66%	93,703	19.09%
Owner Occupied Non Farm/Non Residential	92,810	18.69%	96,299	19.61%

The allowance for credit losses totaled $4.3 million at September 30, 2025, which represented 0.87% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb credit losses over the life of the loan portfolio. Net loan charge-offs (exclusive of overdrafts net charge-offs of $74,000) for the nine months ended September 30, 2025 were approximately $137,000. Net loans charged off (exclusive of overdrafts net charge-offs $80,000) was $141,000 for the nine months ended September 30, 2024.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2025 increased approximately $13.1 million from December 31, 2024 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended September 30, 2025, total core deposits (interest and non interest bearing accounts and savings) increased approximately $12.2 million, or 3.8% from December 31, 2024 totals. The Company’s savings accounts decreased $1.9 million or 1.5% from December 31, 2024 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $12.2 million while certificates of deposit under $250,000 increased by $13.3 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At September 30, 2025, certificates of deposit greater than $250,000 increased $8.1 million or 22.7%, from December 31, 2024 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $15.0 million from December 31, 2024 totals. At September 30, 2025, the Company has $75 million of fixed rate advances that mature over the next 6 months to 2.5 years. Refer to footnote 10 for further information.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

Net Income

The reported diluted earnings per share was $0.34 for the quarter ended September 30, 2025 compared to $0.31 for the quarter ended September 30, 2024, an increase of 9.7%.

Net Interest Income

Net interest income increased $591,000 or 9.6% for the three months ended September 30, 2025 compared to the same period in 2024. This increase was mainly due to increase in the yield in our securities and lending portfolios and overall growth in our earning asset balances.

Provision for Credit Losses

The Company had a provision for credit losses of $186,000 for the three months ended September 30, 2025 as compared to a provision form credit losses of $69,000 for same period in 2024.

Noninterest Income

Noninterest income of the Company increased $133,000 quarter-over-quarter. This increase was maily dure to an increase in service charge on deposit account of $90,000 for the three months ended September 30, 2025 over the same period in 2024.

Noninterest Expense

The Company saw its noninterest expense increase by $451,000 or 8.2% year-over-year. The increase is due to additional staffing related to the Fall 2025 opening of our Wheeling Banking Center and normal merit increases.

Federal Income Taxes

The provision for federal income taxes (benefits) was $20,000 for the three months ended September 30, 2025. The Company had an income tax benefit of $64,000 for the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Net Income

The reported diluted earnings per share was $0.99 for the nine months ended September 30, 2025 compared to $0.95 for the nine months ended September 30, 2024 an increase 4.2%.

Net Interest Income

Net interest income increased $1,116,000 or 6.1% for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was mainly due to our variable rate loans repricing upward and an increase in earning assets period over period.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Credit Losses

The Company had a provision for credit losses of $488,000 for the nine months ended September 30, 2025 as compared to a provision for credit losses of $174,000 for same period in 2024.

Noninterest Income

Noninterest income of the Company increased $754,000 year-over-year. This increase was in part due to the Company $205,000 receipt of interest due from the Internal Revenue Service for refunds related to the Employee Retention Credit for the Company. The Company also had a gain on the sale of available-for-sale securities of $144,000 for the nine months ended September 30, 2025 as compared to a loss of $116,000 for the nine months ended September 30, 2024, a difference of $260,000.

Noninterest Expense

The Company saw its noninterest expense increased by $1,374,000 or 8.6% year-over-year. The increase is due to additional staffing related to the Fall 2025 opening of our Wheeling Banking Center and normal merit increases and general inflation. Our Company was able to successfully apply and be approved for an Employee Retention Credit (ERC) in the first quarter of 2024 which helped to offset the general increase due to inflation during the nine months ended September 30, 2024.

Federal Income Taxes

The provision for federal income taxes (benefits) was ($24,000) for the nine months ended September 30, 2025. The Company had an income tax benefit of ($41,000) for the nine months ended September 30, 2024.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $66.5 million at September 30, 2025, compared to $63.5 million at December 31, 2024, a $3.0 million increase. Total stockholders’ equity in relation to total assets was 7.67% at September 30, 2025 and 7.77% at December 31, 2024. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.60%
Tier 1 capital ratio	12.60%
Total capital ratio	13.30%
Leverage ratio	9.23%

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

ITEM 4.      Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal controls over financial that occurred during the Company’s most recent completed fiscal quarter that has materially or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.     Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.    Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 7/1/2025 to 7/31/2025	––	––	––	––
Month #2 8/1/2025 to 8/31/2025	—	$—	––	––
Month #3 9/1/2025 to 9/30/2025	––	––	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. During the three months ended September 30, 2025 there were no purchases. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

/s/ United Bancorp, Inc.

Date: November 12, 2025	By:	/s/Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: November 12, 2025	By:	/s/Randall M. Greenwood
Randall M. Greenwood
Sr Vice President and Chief Financial Officer