Form 10-K
period 2025-12-31
UNITED BANCORP INC /OH/
filed 2026-03-18
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

As of June 30, 2025 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $66,087,390 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Registrant had 5,756,852 common shares outstanding as of March 11, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 22, 2026 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2025 are incorporated by reference into Parts I and II.

PART I

Item 1Business

Business

United Bancorp, Inc. (Company) is a bank holding company headquartered in Martins Ferry, Ohio. The Company is an Ohio corporation which filed its initial articles of incorporation on July 8, 1983. At December 31, 2025 the Company has one wholly-owned subsidiary bank, Unified Bank, Martins Ferry, Ohio (Unified, or the Bank).

The Company serves customers in northeastern, eastern, southeastern and south central Ohio and the Northern panhandle of West Virginia and is engaged in the business of commercial and retail banking in Belmont, Harrison, Jefferson, Tuscarawas, Carroll, Athens, Hocking, and Fairfield counties and the surrounding localities. The bank also operates in Ohio and Marshall counties in West Virginia. The Bank provides a broad range of banking and financial services, which includes accepting demand, savings and time deposits and granting commercial, real estate and consumer loans. Unified conducts its business through its main office and stand alone operations center in Martins Ferry, Ohio and eighteen branches located in the counties mentioned above.

Unified has no single customer or related group of customers whose banking activities, whether through deposits or lending, would have a material impact on the continued earnings capabilities if those activities were removed.

For a discussion of the development of the Company’s business over the course of the prior fiscal year, refer to “Management’s Discussion and Analysis” from the 2025 Annual Report To Shareholders filed herewith as Exhibit 13.

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

Pursuant to deposit market share information provided by the FDIC as of June 30, 2025, Unified competes (in its main market of Belmont County, Ohio) with approximately 27 other commercial banking institutions in its Ohio and West Virginia markets. Based on this information, the Bank ranked fourth in total deposit market share. The top four institutions in Unified’s primary banking markets included: Huntington National Bank; Belmont Savings Bank; PNC Bank; and Wesbanco Bank.

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

Regulatory Reform

Overview. Congress, the U.S. Department of the Treasury (“Treasury”), and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. The most significant piece of legislation adopted in response to this crisis was the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), which was signed into law on July 21, 2010, and which is discussed more thoroughly below.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including insured depository institutions. The Dodd-Frank Act created an independent regulatory body, the Consumer Financial Protection Bureau (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks - both large and small. Oversight of Federal consumer financial protection functions have been transferred to the Bureau. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1982, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

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

Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns. Unified exceeded its minimum capital requirements under applicable guidelines as of December 31, 2025.

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

Regulatory Capital Requirements Unified is required to maintain minimum levels of capital in accordance with FDIC capital adequacy guidelines. If capital falls below minimum guideline levels, a bank, among other things, may be denied approval to acquire or establish additional branches or organize or acquire other non-bank businesses. The required capital levels and the Bank’s capital position at December 31, 2025 and 2024 are summarized in the table included in Note 11 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2025, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Employees

The Company itself, as a holding company, has no compensated employees. Unified has 125 full time employees, with 39 of these serving in a management capacity, and 8 part time employees.

		Executive Officers Positions held with Company;
Name	Age	Business Experience
Scott Everson	58	President and Chief Executive Officer

Matthew F. Branstetter	58	Senior Vice President – Chief Operating Officer

Randall M. Greenwood	62	Senior Vice President, Chief Financial Officer, Treasurer

Erika R. Ault	45	Corporate Secretary

Each individual has held the position noted during the past five years with the exception of Erik R. Ault who was appointed to Corporate Secretary August 21, 2024.

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

Statistical Disclosures by Bank Holding Companies

I        Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Refer to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” and “Rate/Volume Analysis on pages 19 and 20 of our 2025 Annual Report filed herewith as Exhibit 13, which is incorporated by reference.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table provides average balance sheet information and reflects the taxable equivalent average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2024 and 2023. The yields and costs are calculated by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities.

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

	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans (1)	$480,838	$28,395	5.91%	$463,612	$25,261	5.45%
Taxable Securitied AFS	48,572	2,006	4.13	75,494	2,741	3.63
Tax Exempt securities available for sale (1)	197,365	9,319	4.71	154,151	7,430	4.82
Federal funds sold	33,224	1,446	4.35	53,826	2,752	5.11
FHLB stock and other	4,011	383	9.55	3,461	254	7.34

Total interest-bearing assets	764,010	41,549	5.43	750,544	38,438	5.12

Non interest-earning assets
Cash and due from banks	5,154			8,967
Premises and equipment (net)	18,751			12,222
Other nonearning assets	44,186			34,244
Less: allowance for loan losses	(4,022)			(3,923)
Total noninterest-earning assets	64,069			51,510
Total assets	$828,079			$802,054

Demand deposits	$186,465	1,714	0.92%	$216,947	1,923	0.89%
Savings deposits	126,303	121	0.10	137,862	132	0.10
Time deposits	164,102	6,311	3.85	134,011	3,818	2.85
Subordinated debentures	23,848	1,936	8.12	23,787	1,532	6.44
Repurchase Agreements	32,895	1,456	4.43	25,049	1,053	4.20
Advances from the Federal Home Loan Bank	75,000	3,184	4.25	60,081	2,556	4.25

Total interest-bearing liabilities	$608,613	14,722	2.42	$597,737	11,014	1.84

Non interest-bearing liabilities
Demand deposits	142,714			146,987
Other liabilities	9,019			5,042
Total noninterest-bearing liabilities	151,733			152,029

Total liabilities	760,346			749,766

Total stockholders’ equity	67,733			52,288

Total liabilities & stockholders’ equity	$828,079			$802,054

Net interest income		$26,827			$27,424
Net interest spread			3.01%			3.28%

Net yield on interest earning assets			3.51%			3.65%

●	For purposes of this schedule, nonaccrual loans are included in loans.
●	Fees collected on loans are included in interest on loans. However, such fees are not material for comparative purposes.
●	Earnings on tax-exempt earnings is shown on a tax equivalent basis using a marginal tax rate of 21%

Rate/Volume Analysis

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected interest income and expense during 2024. For purposes of this table, changes in interest due to volume and rate were determined using the following methods:

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

	2024 Compared to 2023
	Increase/(Decrease)
(In thousands)		Change	Change
	Total	Due To	Due To
	Change	Volume	Rate
Interest and dividend income
Loans	$3,134	963	2,171
Taxable securities available for sale	(735)	(1,075)	340
Tax-exempt securities available for sale	1,889	2,069	(180)
Federal funds sold	(1,306)	(941)	(365)
FHLB stock and other	129	45	84
Total interest and dividend income	3,111	1,061	2,050

Interest expense
Demand deposits	(209)	(278)	69
Savings deposits	(11)	(11)	—
Time deposits	2,493	975	1,518
Trust Preferred debentures	404	—	404
Repurchase agreements	403	345	58
Advances from Federal Home Loan Bank	628	633	(5)
Total interest expense	3,708	1,664	2,044

Net interest income	$(597)	(603)	6

II       Investment Portfolio

A       Contractual maturities of securities at year-end 2025 were as follows:

	Amortized	Estimated	Average Tax
	Cost	Fair Value	Equivalent Yield

	(dollars in thousands)
US Agency obligations
Under 1 Year	$—	$—	—%
1 – 5 Years	—	—	—%
5-10 Years	2,500	2,454	4.00%
Over 10 Years	—	—	—

State and municipal obligations
Under 1 Year	$—	$—	—%
1 – 5 Years	199	212	5.10%
5-10 Years	6,240	6,211	3.92%
Over 10 Years	209,454	204,418	4.69%

Subordinated Debt
Under 1 Year	$—	$—	—%
1 – 5 Years	3,000	2,914	6.50%
5-10 Years	19,400	17,995	3.29%
Over 10 Years	—	—	—

Total securities available for sale	$240,793	$234,204	4.78%

Earnings on tax-exempt earnings is shown on a tax equivalent basis using a marginal tax rate of 21%

III       Loan Portfolio

A        Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of commercial and commercial real estate loans at December 31, 2025 maturing within the various time frames indicated:

			Five
	One	One	Through
	Year or	Through	Fifteen	After
	Less	Five Years	Years	Fifteen Years	Total

	(In thousands)
Commercial and industrial loans	$5,372	$51,271	$32,548	$2,828	$92,019
Commercial real estate loans	16,199	45,161	122,189	119,499	303,048

Total	$21,571	$96,432	$154,737	$122,328	$395,067

The following is a schedule of fixed-rate and variable-rate commercial and commercial real estate loans at December 31, 2025 due to mature after one year:

			Total <	Total >
	Fixed	Variable	One	One
	Rate	Rate	Year	Year

	(In thousands)
Commercial and industrial loans	$35,112	$56,908	$5,372	$86,648
Commercial real estate loans	34,556	268,492	16,199	286,849

Total	$69,667	$325,400	$21,571	$286,849

Variable rate loans are those loans with floating or adjustable interest rates.

As of December 31, 2025, the Company considered its concentration of credit risk to be acceptable. The following table presents the Company’s largest loan concentration as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
Account Type	Outstanding	Percent	Outstanding	Percent

	(Dollars, in thousands)
1st Lien 1-4 Family	$89,580	18.2%	$91,737	18.7%
Owner Occupied Non Farm/Non Residential	92,973	18.9%	96,299	19.6%
Commercial & Industrial	92,019	18.7%	98,795	20.1%
Other Non Farm/Non Residential	93,524	19.0%	93,703	19.1%

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

For additional explanation of factors which influence management’s judgment in determining amounts charged to expense, refer to pages 10-22 of the “Management’s Discussion and Analysis” and Notes to Consolidated Financial Statements set forth in our 2025 Annual Report, which is incorporated herein by reference.

A	Analysis of the Allowance for Credit Losses

The following table provides key credit ratios for each applicable period.

	2025	2024	2023
Ratio of net charge-offs to average loans outstanding for the year	0.08%	0.07%	0.02%
Ratio of commercial loans and industrial net charge-offs to average commercial loans	0.27%	0.13%	(0.03)%
Ratio of commercial real estate loans net charge-offs to average commercial real estate loans	0.00%	0.00%	0.00%
Ratio of real estate loans net charge-offs to average real estate loans	0.09%	0.12%	0.00%
Ratio of installment loans net charge-off to average consumer loans	1.93%	2.16%	1.93%
Total allowance for credit losses to total loans	0.87%	0.82%	0.81%
Nonaccrual loans to total loans	0.46%	0.15%	0.10%
Total allowance for credit losses to nonperforming loans	188.02%	508.33%	611.23%

B	Allocation of the Allowance for Credit Losses

The following table allocates the allowance for credit losses by collateral type at December 31, 2025, 2024, and 2023. Management adjusts the allowance periodically to account for changes in national trends and economic conditions in the Bank’s service areas. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories of loans at the dates indicated:

	2025		2024		2023
		% of		% of		% of
		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Loan type
Commercial and Industrial	$544	18.72%	$557	20.12%	$479	18.89%
Commercial real estate	2,571	61.65%	2,115	59.41%	1,985	60.40%
Residential real estate	1,034	18.22%	1,223	18.68%	1,360	19.32%
Consumer	112	1.41%	131	1.79%	94	1.39%

Total	$4,261	100.00%	$4,026	100.00%	$3,918	100.00%

V       Deposits

A	Schedule of Average Deposit Amounts and Rates

Refer to Section I of this “Statistical Disclosures by Bank Holding Companies” section and to Management’s Discussion and Analysis “Average Balances, Net Interest Income and Yields Earned and Rates Paid” on page 19 of our 2025 Annual Report filed herewith as Exhibit 13, which is incorporated by reference. At December 31, 2025, 2024 and 2023 the aggregate amount of uninsured deposits was approximately $124.2 million, $110.2 million and $89.8 million.

B	Maturity analysis of time deposits greater than $250,000.

At December 31, 2025, the time to remaining maturity for time deposits in excess of $250,000 was:

2025
(In thousands)
Three months or less	$13,043
Over three through six months	25,585
Over six through twelve months	2,858
Over twelve months	—

Total	$41,486

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide this disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

General

All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business and address regulatory requirements, we take a comprehensive approach to cybersecurity risk management and have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. We devote significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. Our cybersecurity risk management program is integrated into our overall enterprise risk management framework, ensuring that cybersecurity risks are evaluated alongside other operational, financial, and strategic risks facing the Company.

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

Incident Response

The Bank has established an incident response plan designed to facilitate the prompt detection, assessment, containment, and remediation of cybersecurity incidents. Upon detection of a potential incident, the Bank’s information security personnel assess the nature and scope of the threat and, where appropriate, engage third-party forensic specialists to assist in the investigation. The incident response plan includes escalation procedures to ensure that significant incidents are promptly reported to senior management and the Board of Directors, as well as to regulators and affected customers when required by applicable law. Following the resolution of any incident, the Bank conducts a post-incident review to identify lessons learned and implement any necessary enhancements to its cybersecurity controls.

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

Cybersecurity Risks and Material Impact

As of the date of this Annual Report, we have not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, cybersecurity threats are constantly evolving, and there can be no assurance that our security measures will be sufficient to prevent all potential incidents. A successful cyberattack or other security breach could result in unauthorized access to customer data, disruption of our operations, regulatory penalties, litigation, and reputational harm.

Item 2Properties

The Company owns and operates its Main Office and stand alone operations center in Martins Ferry, Ohio a future Unified Center (new operations center) building in St Clairsville, Ohio and the following offices:

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

PART II

Item 5Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Refer to Page 9, “Shareholder Information” of the 2025 Annual Report To Shareholders filed herewith as Exhibit 13 and refer to Page 31, Note 1 of the Notes to the Consolidated Financial Statements of the Company in the 2025 Annual Report To Shareholders for common stock trading ranges, cash dividends declared and information relating to dividend restrictions, which information is incorporated herein by reference. Additional disclosure regarding dividend restrictions is also included under Part I, Item 1 of this 10-K in the section captioned “Supervision and Regulation.”

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number
			Shares (or Units)	(or Approximate Dollar Value) of
	(a)	(b)	Purchased as Part	Shares (or Units)
	Total Number of	Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Month #l 10/1/2025 to 10/31/2025	—	$—	—	—
Month #2 11/1/2025 to 11/30/2025	—	—	—	—
Month #3 12/1/2025 to 12/31/2025	—	—	—	—
Total	—	$—	—	—

Unregistered Sales of Equity Securities and Use of Proceeds

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual cash incentive award payable to them by the Company, which are used by the Company to acquire common shares on the open market which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to the participant’s account are distributed to him or her along with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. During the quarter ended December 31, 2025, the Plan purchased no shares for allocation to participant accounts. All purchases under the Plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts under the Plan have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(a)(2) thereof.

Item 6[Reserved]

Not Applicable

Item 7Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to Pages 10-22, “Management’s Discussion and Analysis” of the 2025 Annual Report To Shareholders filed herewith as Exhibit 13, which section is incorporated herein by reference. For a comparison of results of operations between 2025 and 2024, see “Management’s Discussion and Analysis” in the 2024 Annual Report To Shareholders filed as Exhibit 13 to the Company’s annual report on 10-K for 2024.

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

Item 8Financial Statements and Supplementary Data

Refer to the Report of the Company’s Independent Registered Public Accounting Firm and the related audited financial statements and notes thereto contained in the 2025 Annual Report To Shareholders filed herewith as Exhibit 13, which items are incorporated herein by reference.

Item 9Changes In and Disagreements with Accountants

None

Item 9AControls and Procedures

The Company, under the supervision, and with the participation, of its management and its outsourced internal audit firm Greenestock Consulting LLC, including the Company’s principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of Exchange Act Rule13a-15. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial.

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

PART III

Item 10Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company is set forth in Part I, “Executive Officers of Registrant.” Other information responding to this Item 10 is included in the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated by reference under the captions “Proposal 1 – Election of Directors,” “Corporate Governance and Committees of the Board” and “Delinquent Section 16(a) Reports.”

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

Item 11Executive Compensation

The information required by this item is incorporated by reference from the section of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders captioned “Executive Compensation and Other Information”.

Item 12Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information contained in the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders under the caption “Ownership of Voting Shares” is incorporated herein by reference.

The following table is a disclosure of securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information December 31, 2025
				Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise	under equity compensation
	outstanding options, warrants		price of outstanding options,	plans (excluding securities
	and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	287,790	(1)	$—	188,210
Equity compensation plans not approved by security holders
Total	287,790		$—	188,210

(1) Represents shares of restricted stock awarded under the 2008 and 2018 Stock Incentive Plans.

Item 13Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections in the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders captioned “Director Independence and Related Party Transactions “and” Corporate Governance and Committees of the Board.”

Item 14Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section under the caption “Principal Accounting Firm Fees” of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

PART IV

Item 15Exhibits and Financial Statement/Schedules

Financial Statements

The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm (PCAOB ID 74), appear on pages 26 through 74 of the United Bancorp, Inc. 2025 Annual Report and are incorporated herein by reference.

Consolidated Balance Sheets

December 31, 2025 and 2024

Consolidated Statements of Income

Years Ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm (PCAOB ID 74)

Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (2)

4.1	Description of Registrant’s Common Stock(4)

4.2	Forms of 6.00% Fixed to Floating Rate Subordinated Note due May 15, 2029 (11)

10.1	Randall M. Greenwood Change in Control agreement (3)

10.2	Scott A. Everson Change in Control Agreement (3)

10.3	Matthew F. Branstetter Change in Control Agreement (14)

10.4	United Bancorp, Inc. and Subsidiaries Director Supplemental Life Insurance Plan, covering Messrs. Glessner, Hoopingarner, and Riesbeck. (5)

10.5	United Bancorp, Inc. and Subsidiaries Senior Executive Supplemental Life Insurance Plan, covering, Scott A. Everson, Matthew Branstetter and Randall M. Greenwood. (5)

10.6	Amended and Restated United Bancorp, Inc. and United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan. (9)

10.7

Amended and Restated Trust Agreement among United Bancorp, Inc. as Depository, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees, dated as of November 17, 2005. (6)

10.8	Junior Subordinated Indenture between United Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 17, 2005. (6)

10.9	Guaranty Agreement between United Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of November 17, 2005. (6)

10.10	United Bancorp, Inc. 2008 Stock Incentive Plan (8)

10.11	United Bancorp, Inc. 2018 Stock Incentive Plan (10)

10.12	Form of Subordinated Note Purchase Agreement, dated May 14, 2019, by and among United Bancorp, Inc. and the Purchasers (12)

13	2025 Annual Report

19	Insider Trading Policies and Procedures (15)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firms

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

97	Clawback Policy (13)

101

The following materials from United Bancorp, Inc. on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(13) Incorporated by reference to Exhibit 97 to the registant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2024

(14) Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commision on May 19, 2014.

(15) Incorporated by reference to Exhibit 19 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commision on March 14, 2025

United Bancorp Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) United Bancorp, Inc.

By:	/s/ Scott A. Everson	March 18, 2026
Scott A. Everson, Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott A. Everson	March 18, 2026
Scott A. Everson, Director, Chairman, President & Chief Executive Officer

By:	/s/ Randall M. Greenwood	March 18, 2026
Randall M. Greenwood, Senior Vice President & CFO

By:	/s/ Gary W. Glessner	March 18, 2026
Gary W. Glessner, Director

By:	/s/ John M. Hoopingarner	March 18, 2026
John M. Hoopingarner, Director

By:	/s/ Bethany E. Schunn	March 18, 2026
Bethany E. Schunn, Director

By:	/s/ Brian M. Hendershot	March 18, 2026
Brian M. Hendershot, Director