Form 10-K/A
period 2025-12-31
UNITED BANCORP INC /OH/
filed 2026-03-19
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      N/A      to      N/A

Commission File Number 0-16540

UNITED BANCORP, INC.
(Exact name of registrant as specified in its Charter.)

Ohio	34-1405357
(State or other jurisdiction of incorporation or organization)	(IRS) Employer Identification No.)

201 South Fourth Street, Martins Ferry, Ohio	43935
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (740) 633-0445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $1.00	UBCP	NASDAQ Capital Market

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

Yes ☒ No ☐.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Shareholders meeting to be held April 22, 2026 are incorporated by reference into Part III.

Portions of the Annual Report to Shareholders for the year ended December 31, 2025 are incorporated by reference into Parts I and II.

Auditor Name	Auditor Location	Auditor Firm ID
S. R. Snodgrass, P.C.	Cranberry, PA	(PCAOB ID 74)

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely to correct an inadvertent typographical error in the date of the certification furnished as Exhibit 32.2 to the Original Filing, and no other changes have been made to the Form 10-K.

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