Form 10-Q
period 2026-03-31
UNITED BANCORP INC /OH/
filed 2026-05-14
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2026

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2026, 5,781,030 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and due from banks	$8,186	$9,381
Interest-bearing demand deposits	19,054	37,147
Cash and cash equivalents	27,240	46,528

Available-for-sale securities, amortized cost of $246,017 and $240,793 at March 31, 2026 and December 31, 2025	236,317	234,204
Loans held for sale	492	—
Loans, net of allowance for credit losses of $4,250 and $4,261 at March 31, 2026 and December 31, 2025, respectively	496,089	487,298
Premises and equipment	35,728	34,095
Federal Home Loan Bank stock	3,576	4,030
Foreclosed assets held for sale, net	2,540	2,540
Goodwill	682	682
Accrued interest receivable	3,446	3,982
Deferred federal income tax	3,904	3,383
Bank-owned life insurance	38,239	30,920
Other assets	10,246	9,783
Total Assets	$858,499	$857,445
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$348,815	$335,422
Savings	125,818	124,213
Time	192,024	181,731
Total deposits	666,657	641,366
Securities sold under repurchase agreements	35,596	29,403
Subordinated debentures	23,924	23,909
Advances Federal Home Loan Bank	55,000	75,000
Lease liability – finance lease	2,956	2,958
Interest payable and other liabilities	6,867	14,294
Total liabilities	791,000	786,930
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,263,141 shares at March 31, 2026, and 6,213,141 issued shares at December 31. 2025; outstanding 5,781,030 and 5,756,852 shares at March 31, 2026 and December 31, 2025, respectively	6,263	6,213
Additional paid-in capital	27,249	27,073
Retained earnings	48,291	48,576
Stock held by deferred compensation plan; 2026 – 194,971 shares, 2025 – 194,971 shares	(2,557)	(2,431)
Accumulated other comprehensive loss	(7,808)	(5,351)
Treasury stock, at cost 2026 – 287,140 shares, 2025 – 261,318 shares	(3,939)	(3,565)
Total stockholders’ equity	67,499	70,515
Total liabilities and stockholders’ equity	$858,499	$857,445

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2026 and 2025

(In thousands, except per share data)

(Unaudited)

	2026	2025
Interest and Dividend Income
Loans, including fees	$7,525	$7,327
Securities:
Taxable	233	387
Non-taxable	2,048	1,896
Federal funds sold	124	138
Dividends on Federal Home Loan Bank and other stock	84	94
Total interest and dividend income	10,014	9,842
Interest Expense
Deposits	2,100	2,015
Borrowings	1,403	1,580
Total interest expense	3,503	3,595
Net Interest Income	6,511	6,247
Credit Loss Expense
Provision for credit loss expense - loans	30	96
Provision for credit loss expense - off balance sheet commitments	—	—
Provision for Credit Loss Expense	30	96
Net Interest Income After Provision for Credit Losses	6,481	6,151
Noninterest Income
Service charges on deposit accounts	792	733
Realized gain on sale of available-for-sale securities	—	143
Realized gains on sales of loans	98	84
Earnings on bank-owned life insurance	425	193
Other income	110	128
Total noninterest income	1,425	1,281
Noninterest Expense
Salaries and employee benefits	3,004	2,837
Occupancy and equipment	811	630
Professional services	337	342
Data processing and related electronic services	513	366
FDIC insurance	99	94
Insurance	183	162
Franchise and other taxes	141	145
Advertising	131	130
Stationery and office supplies	32	31
Amortization of intangibles	—	37
Other expenses	904	812
Total noninterest expense	6,155	5,586
Income Before Federal Income Taxes	1,751	1,846
(Benefit) provision for Federal Income Taxes	(160)	(26)
Net Income	$1,911	$1,872
Basic Earnings Per Share	$0.33	$0.32
Diluted Earnings Per Share	$0.33	$0.32
Dividends Per Share (including special dividend of $0.175 in March 2026 and March 2025)	$0.3675	$0.3575

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three Months Ended March 31, 2026 and 2025

(In thousands, except per share data)

(Unaudited)

	2026	2025
Net Income	$1,911	$1,872
Other comprehensive income (loss), net of tax
Net realized (gain) loss included in net income, net of tax $ 30	—	(113)
Unrealized holding gain (loss) on available-for-sale securities during the period, net of taxes (benefits) of ($654) and ($617) for each respective period	(2,457)	(2,322)
Other comprehensive loss	(2,457)	(2,435)
Comprehensive Loss	$(546)	$(563)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2026 and 2025

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Loss	Total
Balance January 1, 2025	$6,203	$26,373	$(5,326)	$46,307	$(10,100)	$63,457
Net income	—	—	—	1,872	—	1,872
Restricted stock issued	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,435)	(2,435)
Cash dividends - $0.3575 per share	—	—	—	(2,133)	—	(2,133)
Repurchase of common stock	—	—	(49)	—	—	(49)
Shares activity for deferred compensation plan (4,081)	—	81	(81)	—	—	—
Expense related to share-based compensation plans	—	89	—	—	—	89
Balance, March 31, 2025	$6,203	$26,543	$(5,456)	$46,046	$(12,535)	$60,801
Balance January 1, 2026	6,213	27,073	(5,996)	48,576	(5,351)	70,515
Net income	—	—	—	1,911	—	1,911
Restricted stock issued (50,000)	50	(50)	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,457)	(2,457)
Cash dividends - $0.3675 per share	—	—	—	(2,196)	—	(2,196)
Repurchase of common stock (25,822)	—	—	(374)	—	—	(374)
Shares activity for deferred compensation plan	—	126	(126)	—	—	—
Expense related to share-based compensation plans	—	100	—	—	—	100
Balance, March 31, 2026	$6,263	$27,249	$(6,496)	$48,291	$(7,808)	$67,499

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2026 and 2025

(In thousands except per share data)

(Unaudited)

	2026	2025
Operating Activities
Net income	$1,911	$1,872
Items not requiring (providing) cash
Depreciation and amortization	411	290
Amortization of intangible asset	—	37
Premium amortization on securities	97	107
Provision for credit loss expense	30	96
Gain on sale of loans	(98)	(84)
Gain on sale of available-for-sale securities	—	(143)
Expense related to share based compensation programs	100	89
Increase in value of bank-owned life insurance	(402)	(103)
Originations of loans held for sale	(4,019)	(2,378)
Proceeds from sale of loans held for sale	3,921	2,462
Amortization of debt instrument costs	15	15
Net change in accrued interest receivable and other assets	(187)	(222)
Net change in accrued expenses and other liabilities	(1,513)	(974)

Net cash used in operating activities	266	1,064

Investing Activities
Purchase of available-for-sale securities	(11,236)	—
Proceeds from calls/redemptions of available-for-sale securities	—	10
Sale of available-for-sale securities	—	7,733
Net change in loans	(8,723)	(5,838)
Purchase of bank-owned life insurance	(6,917)	—
Redemption of Federal Home Loan Bank Stock	454	—
Proceeds from sales of foreclosed assets	—	28
Purchases of premises and equipment	(2,044)	(1,658)

Net cash (used in) provided by investing activities	(28,466)	275

Financing Activities
Net change in deposits	25,291	10,587
Net change in securities sold under repurchase agreements	6,193	7,071
Net change in Federal Home Loan Bank advances	(20,000)	—
Finance lease principal payment	(2)	(20)
Repurchase of common stock	(374)	(49)
Cash dividends paid	(2,196)	(2,133)

Net cash provided by financing activities	8,912	15,456

(Decrease) increase in Cash and Cash Equivalents	(19,288)	16,795

Cash and Cash Equivalents, Beginning of Period	46,528	19,608

Cash and Cash Equivalents, End of Period	$27,240	$36,403

Supplemental Cash Flows Information
Federal income taxes paid	$—	$—
Interest paid on deposits and borrowings	$3,525	$3,591

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at March 31, 2026, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2025 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2025 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties in Ohio and Marshall and Ohio Counties in West Virginia and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Bridgeport, Colerain, Dellroy, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, Powhatan Point, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, Tiltonsville, Ohio, Wheeling and Moundsville West Virginia.

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

Three Months Ended March 31, 2026 and 2025

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.0 million at March 31, 2026 and $2.6 million at December 31, 2025 and is included within the line item accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.4 million at March 31, 2026 and $1.4 million at December 31, 2025 and was reported in the line item accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and industrial, which are typically utilized for general business purposes and commercial real estate, which are collateralized by real estate. Homogeneous loans consisting of similar products that are smaller in amount and distributed over a large number of individual borrowers include residential real estate and consumer loans.

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

Three Months Ended March 31, 2026 and 2025

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended March 31, 2026
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,911
Less allocated earnings on non-vested restricted stock	—
Less allocated dividends on non-vested restricted stock	(117)
Net income allocated to common stockholders	1,794
		5,497,474
Basic and diluted earnings per share			$0.33

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

	Three Months Ended March 31, 2025
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,872
Less allocated earnings on non-vested restricted stock	—
Less allocated dividends on non-vested restricted stock	(103)
Net income allocated to common stockholders	1,769
		5,566,428
Basic and diluted earnings per share			$0.32

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2022.

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
March 31, 2026:
U.S. government agencies	$2,500	$—	$(70)	$2,430
Subordinated notes	22,400	—	(1,479)	20,921
State and municipal obligations	221,117	325	(8,476)	212,966
Total debt securities	$246,017	$325	$(10,025)	$236,317

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2025:
U.S. government agencies	$2,500	$—	$(46)	$2,454
Subordinated notes	22,400	—	(1,491)	20,909
State and municipal obligations	215,893	800	(5,852)	210,841
Total debt securities	$240,793	$800	$(7,389)	$234,204

There was no allowance for credit losses at March 31, 2026 or December 31, 2025.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

The amortized cost and fair value of available-for-sale securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under one year	$—	$—
One to five years	3,200	3,009
Five to ten years	40,920	39,438
Over ten years	201,897	193,870
Totals	$246,017	$236,317

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $118.4 million and $119.4 million at March 31, 2026 and December 31, 2025, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2026 was $200.9 million, which represented 82% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2025 was $143.3 million, which represented less than 61% of the Company’s available-for-sale portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

The following tables show the Company’s available for sale securities and the related gross unrealized losses and fair value, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31. 2025:

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$2,430	$(70)	$2,430	$(70)
Subordinated notes	2,800	(201)	18,121	(1,278)	20,921	(1,479)
State and municipal obligations	129,354	(2,314)	48,212	(6,162)	177,566	(8,476)
Total temporarily impaired securities	$132,154	$(2,515)	$68,763	$(7,510)	$200,917	$(10,025)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$—	$—	$2,454	$(46)	$2,454	$(46)
Subordinated notes	1,916	(84)	18,993	(1,407)	20,909	(1,491)
State and municipal obligations	15,587	(135)	104,435	(5,717)	120,022	(5,852)
Total temporarily impaired securities	$17,503	$(219)	$125,882	$(7,170)	$143,385	$(7,389)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

The unrealized losses on the Company’s 215 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to require an allowance for credit losses to be recognized as of March 31, 2026 or December 31, 2025.

The Company did not sell any securities during the three months ended March 31, 2026. The Company recorded a gain on the sale of available - for - sale securities of approximately $143,000 for the three months ended March 31, 2025. The Company sold $140,000 in securities for a loss of $2,000 and sold $7,593,000 million in securities for a gain of $145,000. The Company wanted to rebalance a portion of its security portfolio during the first quarter of 2025.

Note 3:         Loans and Allowance for Credit Losses

Categories of loans by purpose include:

	March 31,	December 31,
	2026	2025

	(In thousands)
Commercial and industrial loans	$88,783	$92,019
Commercial real estate
Commercial real estate - secured by residential mortgages	61,678	62,963
Commercial real estate - other	255,990	240,085
Residential real estate	87,292	89,580
Consumer loans	6,596	6,912
Total gross loans	500,339	491,559
Less allowance for credit losses	(4,250)	(4,261)
Total loans	$496,089	$487,298

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

Three Months Ended March 31, 2026 and 2025

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

The following tables present the balance in the allowance for credit losses by collateral type and the recorded investment in loans by purpose based on portfolio segment and credit loss method as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Consumer	Total

	(In thousands)
Allowance for credit losses:

Balance, beginning of period	$544	$2,571	$1,034	$112	$4,261
Provision for credit loss expense	28	125	(157)	34	30
Losses charged off	(20)	—	—	(29)	(49)
Recoveries	3	—	—	5	8
Balance, end of period	$555	$2,696	$877	$122	$4,250

Ending balance: individually evaluated for credit losses	$—	$433	$—	$—	$433
Ending balance: collectively evaluated for credit losses	$555	$2,263	$877	$122	$3,817
Loans:
Ending balance: individually evaluated for credit losses	$—	$1,144	$—	$—	$1,144
Ending balance: collectively evaluated for losses	$88,783	$316,524	$87,292	$6,596	$499,195

	March 31, 2025
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Consumer	Total

	(In thousands)
Allowance for credit losses:

Balance, beginning of period	$557	$2,115	$1,223	$131	$4,026
Provision for credit loss expense	39	(14)	30	41	96
Losses charged off	—	—	—	(34)	(34)
Recoveries	1	—	—	6	7
Balance, end of period	$597	$2,101	$1,253	$144	$4,095

Ending balance: individually evaluated for credit losses	$111	$—	$—	$—	$111
Ending balance: collectively evaluated for credit losses	$486	$2,101	$1,253	$144	$3,984

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2025

	December 31, 2025
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Consumer	Total

	(In thousands)
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$425	$—	$—	$425
Ending balance: collectively evaluated for impairment	$544	$2,146	$1,034	$112	$3,836

Loans:
Ending balance: individually evaluated for impairment	$312	$1,385	$453	$—	$2,150
Ending balance: collectively evaluated for impairment	$91,707	$301,663	$89,127	$6,912	$489,409

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of March 31, 2026 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial and Industrial
Risk Rating
Pass	$2,879	$13,527	$16,910	$10,217	$6,466	$16,592	$20,879	$—	$87,470
Special Mention	—	—	—	—	—	—	1,020	—	1,020
Substandard	—	—	—	—	27	167	99	—	293
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,879	$13,527	$16,910	$10,217	$6,493	$16,759	$21,998	$—	$88,783

Commercial and Industrial
Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

Commercial real estate
Risk Rating
Pass	$14,290	$22,483	$20,855	$22,546	$29,371	$123,147	$77,362	$—	$310,054
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7,614	—	—	7,614
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,290	$22,483	$20,855	$22,546	$29,371	$130,761	$77,362	$—	$317,668

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$17,169	$36,010	$37,765	$32,763	$35,837	$139,739	$98,241	$—	$397,524
Special Mention	—	—	—	—	—	—	1,020	—	1,020
Substandard	—	—	—	—	27	7,781	99	—	7,907
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,169	$36,010	$37,765	$32,763	$35,864	$147,520	$99,360	$—	$406,451
Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$1,396	$9,122	$7,780	$8,402	$14,036	$45,978	$—	$—	$86,714
Nonperforming	—	252	22	—	—	304	—	—	578
Total	$1,396	$9,374	$7,802	$8,402	$14,036	$46,282	$—	$—	$87,292

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$664	$1,468	$2,692	$674	$332	$725	$41	$—	$6,596
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$664	$1,468	$2,692	$674	$332	$725	$41	$—	$6,596

Consumer
Current period gross charge-offs	$29	$—	$—	$—	$—	$—	$—	$—	$29

Total
Payment Performance
Performing	$2,060	$10,590	$10,472	$9,076	$14,368	$46,703	$41	$—	$93,310
Nonperforming	—	252	22	—	—	304	—	—	578
Total	$2,060	$10,842	$10,494	$9,076	$14,368	$47,007	$41	$—	$93,888
Current period gross charge-offs	$29	$—	$—	$—	$—	$—	$—	$—	$29

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of December 31, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	$16,029	$17,946	$11,518	$7,127	$3,815	$13,946	$20,293	$—	$90,674
Special Mention	—	—	—	—	—	—	1,033	—	1,033
Substandard	—	—	—	26	—	170	116	—	312
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,029	$17,946	$11,518	$7,153	$3,815	$14,116	$21,442	$—	$92,019

Commercial and industrial
Current period gross charge-offs	$—	$—	$39	$—	$—	$27	$189	$—	$255

Commercial real estate
Risk Rating
Pass	$22,707	$19,186	$28,952	$29,460	$39,927	$85,508	$65,095	$—	$290,835
Special Mention	—	—	—	308	4,198	4,283	—	—	8,789
Substandard	—	—	—	—	368	3,056	—	—	3,424
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,707	$19,186	$28,952	$29,768	$44,493	$92,847	$65,095	$—	$303,048

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$38,736	$37,132	$40,470	$36,587	$43,742	$99,454	$85,388	$—	$381,509
Special Mention	—	—	—	308	4,198	4,283	1,033	—	9,822
Substandard	—	—	—	26	368	3,226	116	—	3,736
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,736	$37,132	$40,470	$36,921	$48,308	$106,963	$86,537	$—	$395,067
Current period gross charge-offs	$—	$—	$39	$—	$—	$27	$189	$—	$255

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$10,113	$7,972	$8,730	$14,302	$13,348	$34,556	$—	$—	$89,021
Nonperforming	254	22	—	—	—	283	—	—	559
Total	$10,367	$7,994	$8,730	$14,302	$13,348	$34,839	$—	$—	$89,580

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$4	$4	$—	$—	$8

Consumer
Payment Performance
Performing	$1,858	$2,968	$787	$398	$202	$643	$46	$—	$6,902
Nonperforming	—	—	—	—	—	10	—	—	10
Total	$1,858	$2,968	$787	$398	$202	$653	$46	$—	$6,912

Consumer
Current period gross charge-offs	$136	$7	$29	$2	$—	$—	$—	$—	$174

Total
Payment Performance
Performing	$11,971	$10,940	$9,517	$14,700	$13,550	$35,202	$46	$—	$95,926
Nonperforming	254	22	—	—	—	294	—	—	570
Total	$12,225	$10,962	$9,517	$14,700	$13,550	$35,496	$46	$—	$96,496
Current period gross charge-offs	$136	$7	$29	$2	$4	$4	$—	$—	$182

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

Three Months Ended March 31, 2026 and 2025

(In thousands)

The Company evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis. No significant changes were made to either during the past year to date period.

Loan Portfolio Aging Analysis

As of March 31, 2026

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$28	$—	$—	$293	$321	$88,462	$88,783
Commercial real estate	123	—	—	5,608	5,731	311,937	317,668
Residential	179	—	—	578	757	86,535	87,292
Consumer	14	—	—	—	14	6,582	6,596
Total	$344	$—	$—	$6,479	$6,823	$493,516	$500,339

Loan Portfolio Aging Analysis

As of December 31, 2025

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and industrial	$19	$—	$—	$312	$331	$91,688	$92,019
Commercial real estate	124	4,198	—	1,385	5,707	297,341	303,048
Residential	551	45	—	559	1,155	88,425	89,580
Consumer	36	—	—	10	46	6,866	6,912
Total	$730	$4,243	$—	$2,266	$7,239	$484,320	$491,559

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2026:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$293	$—	$293	$—	$293
Commercial real estate	4,464	1,144	5,608	—	5,608
Residential	578	—	578	—	578
Consumer	—	—	—	—	—
Total	$5,335	$1,144	$6,479	$—	$6,479

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

The Company recognized $6,000 interest income on nonaccrual loans during the period ended March 31, 2026. As of March 31, 2026, the Company did not grant any loan modifications to borrower experiencing financial difficulty. As of March 31, 2026, the Company has not initiated formal proceedings on any loans that have not been transferred into foreclosed assets.

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2025:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and industrial	$312	$—	$312	$—	$312
Commercial real estate	1	1,384	1,385	—	1,385
Residential	559	—	559	—	559
Consumer	10	—	10	—	10
Total	$882	$1,384	$2,266	$—	$2,266

The Company recognized approximately $6,000 interest income on nonaccrual loans during the period ended December 31, 2025.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended
	March 31
	2026	2025

	(In thousands)
Service cost	$92	$87
Interest cost	106	98
Expected return on assets	(205)	(178)
Amortization of prior service cost	(12)	(22)

Pension (contra expense) expense	$(19)	$(15)

All components of pension expense are reflected within the salaries and employee benefits line of the consolidated statement of income.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	March 31,	December 31,
	2026	2025

	(In thousands)
Commercial loans unused lines of credit	$124,068	$114,967
Commitment to originate loans	125,943	115,953
Consumer open end lines of credit	33,330	32,615
Standby lines of credit	477	477

During the three months ended March 31, 2026, there was no change in the provision for credit expense for off balance sheet exposure of $144,000.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following table present the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in interest payable and other liabilities on the consolidated balance sheets of financial condition for the three months ended March 31, 2026 and 2025.

March 31,
2026

Balance – December 31, 2025	$144
Provision for (reversal of) credit losses	—
Balance – March 31, 2026	$144

March 31,
2025

Balance – December 31, 2024	$94
Provision for (reversal of) credit losses	—
Balance – March 31, 2025	$94

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2026	2025

	(In thousands)
Net unrealized loss on securities available-for-sale	$(9,700)	$(6,589)
Net unrealized loss for unfunded status of defined benefit plan liability	(185)	(185)
	(9,885)	(6,774)
Less: Tax effect	2,077	1,423
Net-of-tax amount	$(7,808)	$(5,351)

The changes in accumulated other comprehensive income (loss) by component shown of net of tax and parenthesis indicating debits as of March 31, 2026 and 2025.

	Three months ended			Three months ended
	March 31, 2026			March 31, 2025
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(5,205)	$(146)	$(5,351)	$(9,583)	$(517)	$(10,100)
Other comprehensive income (loss) before reclassification	(2,457)	—	(2,457)	(2,322)	—	(2,322)
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—	(113)	—	(113)
Net current -period other comprehensive income (loss)	(2,457)	—	(2,457)	(2,435)	—	(2,435)
Ending balance	$(7,662)	$(146)	$(7,808)	$(12,018)	$(517)	$(12,535)

The reclassification net of accumulated other comprehensive (loss) income shown, net of tax and parenthesis indicating debits in net income, as of March 31, 2026 and 2025 were as follows:

	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income
			Affected Line Item
			In the Consolidate
(In thousands)	March 31, 2026	March 31, 2025	Statement of Income
Details about Accumulated Other Comprehensive (loss) Income Components
Net unrealized gain (loss) on available for sale securities	$—	$143	Realized gain (loss) on sale of available-for-sale securities, net
Income tax effect	—	(30)	(Credit) provision for federal income taxes
	$—	$113

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2026
U.S. government agencies	$2,430	$—	$2,430	$—
Subordinated Notes	20,921	—	20,921	—
State and municipal obligations	212,966	—	212,966	—

December 31, 2025
U.S. government agencies	$2,454	$—	$2,454	$—
Subordinated Notes	20,909	—	20,909	—
State and municipal obligations	210,841	—	210,841	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Chief Lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Company’s Chief Lender by comparison to historical results. At March 31, 2026, the Company had one collateral dependent loan with a carrying value of $1,144,000 that required a calculation allowance of $433,000. At March 31, 2026, the Company has four collateral dependent loan with a carrying value of $4,938,000 that did not require a valuation allowance. As of December 31, 2025, collateral dependent loans included 1 loan relationships with a carrying value of $1,130,000 that required a valuation allowance of $425,000

Foreclosed Assets Held for Sale

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2026
Collateral dependent loans	$711	$—	$—	$711
Foreclosed assets held for sale	—	—	—	—

December 31, 2025
Collateral dependent loans	$673	$—	$—	$673
Foreclosed assets held for sale	2,540	—	—	2,540

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	3/31/26	Technique	Inputs	Range

(In thousands)
Collateral-dependent loans	$711	Market comparable properties	Comparability adjustments	5% –10%
Foreclosed assets held for sale	—	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/25	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$673	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	2,540	Market comparable properties	Marketability discount	10% – 35%

The following tables presents estimated fair values of the Company’s financial instruments not required to be reported at fair value. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial statements, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2026:

Financial assets
Cash and cash equivalents	$27,240	$27,240	$—	$—
Loans, net of allowance	496,089	—	—	486,583
Federal Home Loan Bank	3,576	—	3,576	—
Accrued interest receivable	3,446	—	3,446	—

Financial liabilities
Deposits	666,657	—	667,745	—
Securities sold under repurchase agreements	35,596	—	35,596	—
Subordinated debentures	23,924	—	23,575	—
Advance Federal Home Loan Bank	55,000	—	55,183	—
Interest payable	590	—	590	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2025

Financial assets
Cash and cash equivalents	$46,528	$46,528	$—	$—
Loans, net of allowance	487,298	—	—	473,747
Federal Home Loan Bank stock	4,030	—	4,030	—
Accrued interest receivable	3,982	—	3,982	—

Financial liabilities
Deposits	$641,366	$—	$642,416	$—
Securities sold under repurchase agreements	29,403	—	29,403	—
Federal Home Loan Bank Advances	75,000	—	75,464	—
Subordinated debentures	23,909	—	23,393	—
Interest payable	612	—	612	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable, Federal Home Loan Bank Stock, and Interest Payable

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

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

Securities Sold under Repurchase Agreements. Federal Home Loan Bank Advances and Subordinated Debentures

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2026 and December 31, 2025.

Note 8:         Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
March 31, 2026	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$35,596	$—	$—	$—	$35,596
Total	$35,596	$—	$—	$—	$35,596

	Overnight and			Greater than
December 31, 2025	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$29,403	$—	$—	$—	$29,403
Total	$29,403	$—	$—	$—	$29,403

These borrowings were collateralized with state and municipal obligations with a carrying value of $50.7 million at March 31, 2026 and $51.3 million at December 31, 2025. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

Note 9:         Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of March 31, 2026 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:         Advances from the Federal Home Loan Bank

At March 31, 2026, advance from the Federal Home Loan Bank were $55 million. The Company had $75 million of advances from the Federal Home Loan Bank at December 31, 2025.

At March 31, 2026, required repayments on Federal Home Loan Bank advances were for year ending December 31, 2027 are $35 million (4.24% fixed rate) and December 31, 2028 are $20 million (4.11% fixed rate).

Note 11:         Restricted Stock Plan

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2026, and changes during the three months ended March 31, 2026, is presented below:

	Weighted-
	Average
	Grant-Date
	Shares	Fair Value
Nonvested, beginning of year	287,790	$11.58
Granted	50,000	14.12
Vested	(20,000)	9.00
Forfeited	—	—
Nonvested, end of year	317,790	$13.54

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months ended March 31, 2026 and 2025 was $100,000 and $89,000, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

(In thousands)

Note 12:         Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	March 31,	December 31,
	2026	2025

	(In thousands)
Land, buildings and improvements	$43,173	$41,530
Furniture and equipment	18,218	17,839
Computer software	2,893	2,871
	64,284	62,240
Less accumulated depreciation	(28,556)	(28,145)
Net premises and equipment	$35,728	$34,095

Depreciation and amortization charged to operations was $411,000 and $290,000 for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

	Quarters Ended March 31,
	2026	2025

	(In thousands)
Banking Segment
Total interest income	$10,014	$9,842
Total interest expense	3,503	3,595
Net interest income	6,511	6,247
Provision for credit loss expense	30	96
Net interest income after provision for (reversal of) credit losses	6,481	6,151
Noninterest income	1,425	1,281
Noninterest expense (including taxes)	5,995	5,560
Net income	1,911	1,872
Net income (consolidated statements of income)	$1,911	$1,872
Total assets Banking segment	$858,499	$830,681
Total assets (consolidated balance sheets)	$858,499	$830,681

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discusses the consolidated financial condition of the Company as of March 31, 2026, as compared to December 31, 2025, and the results of consolidated operations for the three months ended March 31, 2026, compared to the same period in 2025. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

We are happy to report on the earnings performance of United Bancorp, Inc. (UBCP) for the first quarter ended March 31, 2026. For the quarter, our Company achieved solid net income and diluted earnings per share results of $1,911,000 and $0.33, which were respective increases of $39,000, or 2.1%, and $0.01, or 3.1%, over the results achieved for each metric during the first quarter of last year. We are very pleased that our first quarter results are higher than those achieved for the same period of time in 2025 considering that… as we have previously mentioned… our Company is focused on the future and has undertaken several transformative projects that have created additional expense for UBCP and are somewhat dilutive to earnings at present. In addition, even though there has been a tremendous level of uncertainty permeating our economy in recent years… that level has increased in the most recent quarter with a new realm of uncertainty created by geopolitical concerns that escalated over the course of the first quarter of this year. Regardless, we are satisfied with our increasing earnings and content with how our investment in our infrastructure and growth is developing in accordance with our visions and projections. We firmly believe that over the course of the next twelve to twenty-four months, we will see a very nice return on these investments in our Company’s infrastructure, which should lead to higher levels of earnings and help ensure the relevancy of UBCP for many years to come.

Many thought that the economic uncertainty with which our country has been dealing for the past several years was finally going to be in the rear-view mirror in 2026. Even though inflation had stagnated at a level a little bit higher than the Federal Open Market Committee (FOMC) of the Federal Reserve Bank liked, it was getting closer to their established target of two percent. In addition, they were mostly satisfied with current employment-related data within our economy. As we entered 2026, forecasts called for solid economic growth as the impact of the tariffs implemented last year was thought to also be behind us and the anticipated increase in tax refund payouts under our new tax policy were anticipated to fuel consumption and growth, driving our Gross Domestic Product (GDP) higher to levels rarely seen. In addition, forecasts for interest rates projected two to three cuts for the fed funds target rate, which would align our country’s monetary policy with a more neutral position. How quickly things can change! With the United States and Israel commencing military action on Iran in late February, the economic uncertainty that we thought was finally behind us heightened to levels even greater than before. Even with all of this concern and uncertainty, our Company was able to achieve growth in its balance sheet in the first quarter ended March 31, 2026. Year-over-year, total assets increased by $27.8 million, or 3.6%, to a level of $858.5 million. This increase in total assets is attributed to year-over-year increases in gross loans by $3.5 million to a level of $500.3 million; securities by $6.0 million to a level of $239.9 million; and, bank owned life insurance by $18.3 million to a level of $38.2 million. Overall, the increase in the level of interest earning assets on our balance sheet helped our Company achieve an increase in the total interest income that it generated by $172,000, or 1.8%, over the level achieved in the first quarter of last year. Driving the increase in our Company’s total assets in the first quarter was the growth that we experienced in our total deposits. For the quarter, total deposits grew by $42.6 million, or 6.8%, to a level of $666.7 million. Much of this increase in our total deposits came from growth in our lower-cost funding--- consisting of noninterest bearing demand, interest bearing demand and savings--- with balances increasing by $27.4 million to a level of $474.6 million (which is 71.2% of total deposits). In addition, higher-cost time deposits increased by $15.2 million to a level of $192.0 million (which is 28.8% of total deposits). Remarkably, even with this increase in the total deposits of our Company, total interest expense as of March 31, 2026 decreased by ($93,000), or (2.6%), on a year-over-year basis. This decrease in total interest expense can be attributed to both the continued downward repricing of our core deposits, along with the maturity of a $20.0 million Federal Home Loan Bank (FHLB) Advance during the first quarter on which we were paying a rate of 4.39%. With this year-over-year increase in total interest income and decrease in total interest expense, our Company was able to continue the trend of having increasing net interest income and an expanding net interest margin. As of the most recently ended quarter, net interest income increased by $265,000, or 4.2%, and the net interest margin increased by twelve basis points (12bps) to a level of 3.72%, both year-over-year. We anticipate that these positive trends with our net interest income and net interest margin will continue over the course of 2026.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Relating to the credit-quality metrics for our Company, our combined delinquency and nonaccrual loan levels have increased somewhat year-over-year from the uncharacteristically and historically low levels that we had maintained for several years… but, they did decline slightly from the levels that we reported at December 31, 2025. At quarter-end, March 31, 2026, our Company’s nonaccrual loans and loans past due thirty-plus days totaled $6.8 million (or, 1.36% of gross loans), which was an increase of $4.0 million year-over-year. On a linked-quarter basis, our level of nonaccrual loans and loans past due thirty-plus days declined by $416,000, or 5.7%, from $7.2 million. Regarding these metrics increasing on a year-over-year basis--- we had one commercial loan relationship with an outstanding balance of approximately $4.2 million go from being current last year to being classified as nonaccrual during the first quarter of 2026. This single relationship, which is presently not impaired, accounts for an overwhelming majority of the year-over-year increase in our nonaccrual loans. On the flip-side, our loans past due thirty plus days decreased by ($560,000) year-over-year to a level of $344,000 or 0.07% of gross loans. Accordingly, we believe that our overall credit quality is extremely sound and this single relationship is not indicative of a systemic increase of risk within our loan portfolio. Further highlighting the overall quality and soundness of our loan portfolio, our Company had net loans charged off (excluding overdrafts) of ($16,000) in the first quarter of this year, which on an annualized basis is (0.01%) of average loans and in-line with both the previous year and peer. In addition, our Company remains very well capitalized by regulatory standards with regulatory capital (stockholders’ equity plus accumulated other comprehensive loss) of $75.3 million or 8.8% of average assets, which is an increase of $2.0 million, or 2.7%, year-over-year.

With a committed and long-term focus of growing our balance sheet in a profitable fashion by investing in the infrastructure of our Company, we are very pleased with the financial results that we achieved in the first quarter ending March 31, 2026. In addition, we are very satisfied with the progress that we are making on the execution of our plan relating to our investment in infrastructural improvements that will help ensure our relevancy for many years to come and help us achieve our vision of becoming a community financial institution with assets of $1.0 billion or greater in the very near term. I am very happy to report that we opened our newest banking center, a regional hub in the appealing market of Wheeling, West Virginia, on December 9, 2025. As of the end of the first quarter, this office has already exceeded our first-year forecast for loan growth and is roughly two-thirds of the way to achieving our first-year forecast for deposit growth… all within the first three months of operation! We firmly believe that within five years, this new banking center will be a top performer for United Bancorp, Inc. (UBCP).

Relating to other infrastructural investments that we have undertaken within the past year or two, our Company’s Unified Mortgage Division continues to contribute meaningfully to fee income. As we continue to scale this function with the addition of mortgage loan originators and with the positive operating leverage that presently exits within this developing division… we strongly believe that Unified Mortgage will continue to produce increasingly positive results and become more lucrative for our Company. Unified Mortgage is definitely becoming a known entity amongst the realtors within the markets that we serve. We also continue to invest in and develop our Treasury Management capabilities that help our small business customers with cash management, merchant services and payments. This function not only generates fee income for United Bancorp, Inc. (UBCP); but, also is a key driver of low or no cost deposits and strengthens relationship depth with our commercial customers. No doubt, both of these areas contributed to the increasing levels of noninterest income that we generated during the first quarter of this year--- with the latter also contributing to the growth in our low-cost deposits, which helped lead to the increase in deposit totals and decrease in our interest expense level as of March 31, 2026.

Over the course of 2025 and into the current year, we have and continue to make a tremendous investment in technology. With our enhanced technological product offering, we now have more customers than ever utilizing our consumer and commercial online and mobile platforms and benefitting from these advanced solutions that we offer-- which has and will continue to lead to more relationship building and revenue generating opportunities for UBCP. Importantly, we have begun developing and are soon to implement an AI solution designed to help us better serve customers by answering inquiries more efficiently and effectively… guiding customers to the best financial solutions and supporting a more modern, customer-centric approach to delivery. To further supplement this aforementioned AI solution, we are presently in the process of implementing a system specializing in omnichannel account opening, that will allow our Company to fully digitize the account opening process through online, mobile and in-branch platforms--- enabling customers, both business and consumer, to open all deposit accounts and most services--- both in person and virtually. These enhanced systems will be housed in our soon-to-open Unified Center (which is located in St. Clairsville, Ohio) and will help support our Customer Care Center that will also be housed at this facility. The Customer Care Center will centralize the customer service function of our Company with team members that are highly skilled and more capable of providing a complete and satisfying Unified Experience to customers from any technology platform… via a live video interface. In addition, the Unified Customer Care Center will have a sales oriented function, which is anticipated to lead to additional business for our Company by routing inbound banking inquiries and requests from any banking channel to our Customer Care Center, for in person consultations with our skilled team members. By having a

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

centralized customer support function staffed with skilled sales and service professionals who are truly subject matter experts, we believe that we will be able to more effectively and efficiently attract, develop and retain customer relationships with more productive on-boarding and cross-selling practices--- which is anticipated to lead to a higher level of customer satisfaction and overall profitability for UBCP. We anticipate that all of these new technology and support functions will be fully implemented by year-end and believe that the Unified Customer Care Center has the potential to develop into a bona-fide digital bank for our Company, which will more readily support our growth and profitability objectives in the coming years!

As always, our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing the value of their investment and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the first quarter of this year, UBCP, once again, paid both a regular cash dividend and a special cash dividend to our valued owners. With these first quarter payouts, the regular cash dividend increased year-over-year by $0.01, or 5.5%, to a level of $0.1925. In addition, the special cash dividend paid in the first quarter was $0.175. On a combined basis, the total dividend payment to our shareholders in the first quarter of this year totaled $0.3675 and was paid on March 20th. At these current dividend payout levels, the forward yield produced by our regular cash dividend is 5.1% and, inclusive of the special dividend, the forward yield is 6.2%, considering our quarter-ending fair market value as of March 31, 2026 of $15.21. On a year-over-year basis, the fair market value of our Company’s stock increased by $1.79 or 13.3%.

As you can see, we are currently heavily investing in the infrastructure of our Company to set the stage for future growth and ensure that UBCP remains relevant in the ever-more competitive financial services industry. We firmly believe that within the next twelve to twenty-four months, we will see the return on these investments that we are currently making to improve our operations and delivery. Obviously, such expenditures do have a dilutive impact on the earnings that we produce in the short-term. But, even with this reality, we are very happy with the present performance of our Company. We are grateful that we have produced increasing earnings and have grown our balance sheet in the first quarter of 2026. Over the course of 2026, we anticipate these positive trends will continue. We are truly excited about UBCP’s direction and the potential that it brings. With an ongoing focus on continual process improvement, product development and delivery, we strongly believe that the future for our Company is exceedingly bright.

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

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At March 31, 2026, gross loans were $500.3 million, compared to $491.6 million at December 31, 2025, an increase of $8.8 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $11.4 million increase in commercial and commercial real estate loans a $2.3 million decrease in real estate lending and a $316,000 decrease in installment loans since December 31, 2025.

Commercial and commercial real estate loans comprised 81.2% of total loans at March 31, 2026, compared to 80.4% at December 31, 2025. Commercial and commercial real estate loans have increased $11.4 million, or approximately 2.9% since December 31, 2025. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Consumer loans represented 1.3% of total loans at March 31, 2026 and 1.4% at December 31, 2025. Some of the consumer loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Consumer loans have decreased $316,000, or 4.58%, since December 31, 2025. The targeted lending areas encompass four separate metropolitan areas, minimizing the risk to changes in economic conditions in the communities housing the Company’s banking locations.

Residential real estate loans were 17.5% of total loans at March 31, 2026 and 18.2% at December 31, 2025, representing a decrease of $2.3 million, or 2.55% since December 31, 2025.

The allowance for credit losses totaled $4.3 million at March 31, 2026, which represented 0.85% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb credit losses over the life of the loan portfolio. Net loan (recoveries) charge-offs (exclusive of overdrafts net charge-offs of $24,000) for the three months ended March 31, 2026 were approximately $17,000. Net loans charged off (exclusive of overdrafts net charge-offs $25,000) was $28,000 for the three months ended March 31, 2025.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at March 31, 2026 increased approximately $2.1 million from December 31, 2025 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended March 31, 2026, total core deposits (interest and non interest bearing accounts and savings) increased approximately $25.3 million, or 3.9% from December 31, 2025 totals. The Company’s savings accounts decreased $1.6 million or 1.3% from December 31, 2025 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $13.4 million while certificates of deposit under $250,000 increased by $7.1 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At March 31, 2026, certificates of deposit greater than $250,000 increased $3.2 million or 7.8%, from December 31, 2025 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $6.2 million from December 31, 2025 totals. At March 31, 2026, the Company has $55 million of fixed rate advances that mature over the next 1 to 2 years. Refer to footnote 10 for further information.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Net Income

The reported diluted earnings per share was $0.33 for the quarter ended March 31, 2026 compared to $0.32 for the quarter ended March 31, 2025, an increase of 3.1%.

Net Interest Income

Net interest income increased $264,000 or 4.2% for the three months ended March 31, 2026 compared to the same period in 2025.

Provision for Credit Losses

The Company had a provision for credit losses of $30,000 and $96,000 for the three months ended March 31, 2026 and 2025, respectively.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income of the Company increased $144,000 year-over-year. This increase was in part due to an increase in earnings on bank-owned life insurance of $232,000 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Noninterest Expense

The Company saw its noninterest expense increased by $569,000 or 10.2% year-over-year. Salaries and benefits increased $167,000 or 5.9% quarter over quarter. Occupancy expense increased $181,000 or 28.7% mainly due to the opening of the Wheeling West Virginia location in the fourth quarter of 2025. Data processing and related electronic services increased $147,000 or 40.2% mainly related to the investment in Technology, Digital Transformation project that started in 2025 and continues into 2026.

Federal Income Taxes

The benefit for federal income taxes was $160,000 for the three months ended March 31, 2026. The Company had a federal income tax benefit of $26,000 for the three months ended March 31, 2025.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $67.5 million at March 31, 2026, compared to $70.5 million at December 31, 2025, a $3.0 million decrease. Total stockholders’ equity in relation to total assets was 7.86% at March 31, 2026 and 8.22% at December 31, 2025. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

Current regulations require common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.40%
Tier 1 capital ratio	12.40%
Total capital ratio	13.07%
Leverage ratio	9.17%

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

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide these disclosures.

ITEM 4.      Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent completed fiscal quarter that has materially or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.       Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.    Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 1/1/2026 to 1/31/2026	––	––	––	––
Month #2 2/1/2026 to 2/29/2026	—	—	––	––
Month #3 3/1/2026 to 3/31/2026	––	––	––	––

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. No purchases were made under the plan during the most recently completed fiscal quarter.

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

United Bancorp, Inc.

Date: May 14, 2026	By:	/s/ Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: May 14, 2026	By:	/s/ Randall M. Greenwood
Randall M. Greenwood
Sr Vice President and Chief Financial Officer