Form 10-Q
period 2026-06-30
UNITED BANCORP INC /OH/
filed 2026-08-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           June 30, 2026

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of August 7, 2026, 5,735,518 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and due from banks	$8,363	$9,381
Interest-bearing demand deposits	37,621	37,147
Cash and cash equivalents	45,984	46,528
Available-for-sale securities, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025	241,046	234,204
Loans held for sale	766	—
Loans, net of allowance for credit losses of $4,356 and $4,261 at June 30, 2026 and December 31, 2025, respectively	491,378	487,298
Premises and equipment	36,472	34,095
Federal Home Loan Bank stock	3,287	4,030
Foreclosed assets held for sale, net	2,261	2,540
Goodwill	682	682
Accrued interest receivable	4,233	3,982
Deferred federal income tax	3,406	3,383
Bank-owned life insurance	38,545	30,920
Other assets	9,912	9,783
Total assets	$877,972	$857,445
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$351,180	$335,422
Savings	130,764	124,213
Time	205,001	181,731
Total deposits	686,945	641,366
Securities sold under repurchase agreements	29,388	29,403
Subordinated debentures	23,939	23,909
Advances Federal Home Loan Bank	55,000	75,000
Lease liability – finance lease	2,954	2,958
Interest payable and other liabilities	7,658	14,294
Total liabilities	805,884	786,930
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,253,141 shares at June 30, 2026, and 6,213,141 shares at December 31, 2025; outstanding - 5,735,518 and 5,756,852 shares at June 30, 2026 and December 31, 2025, respectively	6,253	6,213
Additional paid-in capital	27,436	27,073
Retained earnings	49,224	48,576
Stock held by deferred compensation plan; 209,126 and 194,971 shares at June 30, 2026 and December 31, 2025, respectively	(2,635)	(2,431)
Accumulated other comprehensive loss	(3,909)	(5,351)
Treasury stock, at cost 308,497 and 261,318 shares at June 30, 2026 and December 31, 2025, respectively	(4,281)	(3,565)
Total stockholders’ equity	72,088	70,515
Total liabilities and stockholders’ equity	$877,972	$857,445

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months and Six Months Ended June 30, 2026 and 2025

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and Dividend Income
Loans, including fees	$7,875	$7,680	$15,400	$15,007
Taxable	234	388	467	775
Non-taxable	2,062	1,858	4,110	3,754
Federal funds sold	286	395	410	533
Dividends on Federal Home Loan Bank stock and other stock	76	90	160	184
Total interest and dividend income	10,533	10,411	20,547	20,253
Interest expense
Deposits	2,260	2,188	4,360	4,203
Borrowings	1,269	1,628	2,672	3,208
Total interest expense	3,529	3,816	7,032	7,411
Net Interest Income	7,004	6,595	13,515	12,842
Credit Loss Expense
Provision for credit loss expense - loans	126	206	156	302
Reversal of credit loss expense - off balance sheet commitments	—	—	—	—
Provision for Credit Loss Expense	126	206	156	302
Net interest income after credit for credit losses	6,878	6,389	13,359	12,540
Noninterest Income
Service charges on deposit accounts	847	801	1,639	1,534
Realized gains on sale of available-for-sale securities	—	—	—	144
Realized gains on sales of loans	231	141	329	225
Earnings on bank-owned life insurance	412	187	837	380
Other income	127	261	237	388
Total noninterest income	1,617	1,390	3,042	2,671
Noninterest expense
Salaries and employee benefits	3,189	2,869	6,193	5,706
Occupancy and Equipment	752	620	1,563	1,250
Professional services	461	508	798	850
Data processing and related electronic services	527	409	1,040	775
FDIC Insurance	99	94	198	188
Insurance	182	159	365	321
Franchise and other taxes	143	127	284	272
Advertising	130	130	261	260
Stationery and office supplies	34	38	66	69
Amortization of intangibles	—	38	—	75
Other expenses	917	851	1,821	1,663
Total noninterest expense	6,434	5,843	12,589	11,429
Income Before Federal Income Taxes	2,061	1,936	3,812	3,782
Provision (Benefit) for Federal Income Taxes	(34)	22	(194)	(4)
Net Income	$2,095	$1,914	$4,006	$3,786
Basic Earnings Per Share	$0.36	$0.33	$0.69	$0.65
Diluted Earnings Per Share	$0.36	$0.33	$0.69	$0.65
Dividends Per Share	$0.1950	$0.1850	$0.5625	$0.5425

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months and Six Months Ended June 30, 2026 and 2025

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$2,095	$1,914	$4,006	$3,786
Other comprehensive income (loss), net of tax
Net realized (gain) loss included in net income, net of taxes of $0, $0, $0, $30	—	—	—	(114)
Unrealized holding gain (loss) on available-for-sale securities during the period, net of taxes (benefits) of $1,036, ($521), $383 and ($1,139) for each respective period	3,899	(1,961)	1,442	(4,282)
Other comprehensive income (loss)	3,899	(1,961)	1,442	(4,396)
Comprehensive income (loss)	$5,994	$(47)	$5,448	$(610)

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2026 and 2025

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Loss	Total
Balance April 1, 2025	$6,203	$26,543	$(5,456)	$46,046	$(12,535)	$60,801
Net income	—	—	—	1,914	—	1,914
Restricted stock issued	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,961)	(1,961)
Cash dividends - $0.1850 per share	—	—	—	(1,104)	—	(1,104)
Repurchase of common stock	—	—	(80)	—	—	(80)
Deferred compensation plan activity	—	81	(81)	—	—	—
Expense related to share-based compensation plans	—	88	—	—	—	88
Balance, June 30, 2025	$6,203	$26,712	$(5,617)	$46,856	$(14,496)	$59,658
Balance April 1, 2026	$6,263	$27,249	$(6,496)	$48,291	$(7,808)	$67,499
Net income	—	—	—	2,095	—	2,095
Restricted stock issued net	(10)	10	—	—	—	—
Other comprehensive income	—	—	—	—	3,899	3,899
Cash dividends - $0.1950 per share	—	—	—	(1,162)	—	(1,162)
Repurchase of common stock	—	—	(342)	—	—	(342)
Deferred compensation plan activity	—	78	(78)	—	—	—
Expense related to share-based compensation plans	—	99	—	—	—	99
Balance, June 30, 2026	$6,253	$27,436	$(6,916)	$49,224	$(3,909)	$72,088

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Loss	Total
Balance January 1, 2025	$6,203	$26,373	$(5,326)	$46,307	$(10,100)	$63,457
Net income	—	—	—	3,786	—	3,786
Other comprehensive loss	—	—	—	—	(4,396)	(4,396)
Cash dividends - $0.5425 per share	—	—	—	(3,237)	—	(3,237)
Restricted stock issued	—	—	—	—	—	—
Deferred compensation plan activity	—	162	(162)	—	—	—
Repurchase of common stock	—	—	(129)	—	—	(129)
Expense related to share-based compensation plans	—	177	—	—	—	177
Balance, June 30, 2025	$6,203	$26,712	$(5,617)	$46,856	$(14,496)	$59,658
Balance January 1, 2026	$6,213	$27,073	$(5,996)	$48,576	$(5,351)	$70,515
Net income	—	—	—	4,006	—	4,006
Other comprehensive income	—	—	—	—	1,442	1,442
Cash dividends - $0.5625 per share	—	—	—	(3,358)	—	(3,358)
Restricted stock issued (net)	40	(40)	—	—	—	—
Deferred compensation plan activity	—	204	(204)	—	—	—
Repurchase of common stock	—	—	(716)	—	—	(716)
Expense related to share-based compensation plans	—	199	—	—	—	199
Balance, June 30, 2026	$6,253	$27,436	$(6,916)	$49,224	$(3,909)	$72,088

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2026 and 2025

(In thousands except per share data)

(Unaudited)

	Six months ended
	June 30,
	2026	2025
Operating Activities
Net income	$4,006	$3,786
Items not requiring (providing) cash
Depreciation and amortization	822	576
Amortization of intangible asset	—	75
Premium amortization on securities	194	213
Provision for credit loss expense	156	302
Gain on sale of loans	(329)	(225)
(Gain) loss on sale of available-for-sale securities	—	(144)
Expense related to share based compensation programs	199	177
Increase in value of bank-owned life insurance	(708)	(202)
Originations of loans held for sale	(13,257)	(7,255)
Proceeds from sale of loans held for sale	12,820	7,480
Amortization of debt instrument costs	30	30
Net change in accrued interest receivable and other assets	(1,912)	(448)
Net change in accrued expenses and other liabilities	(719)	480

Net cash provided by operating activities	1,302	4,845

Investing Activities
Purchase of available-for-sale securities	(11,236)	—
Sales of available-for-sale securities	—	7,724
Maturities of available-for-sale securities	110	10
Net change in loans	(3,111)	(9,723)
Purchase of bank-owned life insurance	(6,917)	—
Purchase of Federal Home Loan Bank Stock	—	(4)
Redemption of Federal Home Loan Bank Stock	743	—
Proceeds from sales of foreclosed assets and fixed assets	299	50
Purchases of premises and equipment, net	(3,220)	(3,975)

Net cash used in investing activities	(23,332)	(5,918)

Financing Activities
Net change in deposits	45,579	29,451
Net change in securities sold under repurchase agreements	(15)	5,106
Net change in Federal Home Loan Bank advances	(20,000)	—
Finance lease principal payment	(4)	(40)
Repurchase of common stock	(716)	(129)
Cash dividends paid	(3,358)	(3,237)

Net cash provided by financing activities	21,486	31,151

Increase (Decrease) in Cash and Cash Equivalents	(544)	30,078

Cash and Cash Equivalents, Beginning of Period	46,528	19,608

Cash and Cash Equivalents, End of Period	$45,984	$49,686

Supplemental Cash Flows Information
Federal income taxes paid	$—	$—
Interest paid on deposits and borrowings	$7,084	$13,450

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at June 30, 2026, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2025 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2025 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

Accrued interest receivable on available-for-sale debt securities totaled $2.9 million at June 30, 2026 and $2.6 million at December 31, 2025 and is included within the line item accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.3 million at June 30, 2026 and $1.4 million at December 31, 2025 and was reported in the line item accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and industrial, which are typically utilized for general business purposes and commercial real estate, which are collateralized by real estate. Homogenouse loans consisting of similar products that are smaller in amount and distributed over a large number of individual borrowers include residential real estate and consumer loans.

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

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2026
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$2,095
Less allocated earnings on non-vested restricted stock	(46)
Less allocated dividends on non-vested restricted stock	(60)
Net income allocated to common stockholders	1,989
		5,473,340
Basic and diluted earnings per share			$0.36

	Three Months Ended June 30, 2025
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,914
Less allocated earnings on non-vested restricted stock	(36)
Less allocated dividends on non-vested restricted stock	(52)
Net income allocated to common stockholders	1,826
		5,491,322
Basic and diluted earnings per share			$0.33

	Six Months Ended June 30, 2026
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$4,006
Less allocated earnings on non-vested restricted stock	(25)
Less allocated dividends on non-vested restricted stock	(177)
Net income allocated to common stockholders	3,804
		5,489,495
Basic and diluted earnings per share			$0.69

	Six Months Ended June 30, 2025
		Weighted-	Per
		Average	Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$3,786
Less allocated earnings on non-vested restricted stock	(19)
Less dividends on non-vested restricted stock	(155)
Net income allocated to common stockholders	3,612
		5,558,504
Basic and diluted earnings per share			$0.65

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2022.

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2026:
U.S. government agencies	$2,500	$—	$(79)	$2,421
Subordinated notes	22,400	—	(1,043)	21,357
State and municipal obligations	220,910	1,314	(4,956)	217,268
Total debt securities	$245,810	$1,314	$(6,078)	$241,046

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2025:
U.S. government agencies	$2,500	$—	$(46)	$2,454
Subordinated notes	22,400	—	(1,491)	20,909
State and municipal obligations	215,893	800	(5,852)	210,841
Total debt securities	$240,793	$800	$(7,389)	$234,204

There was no allowance for credit losses at June 30, 2026 or December 31, 2025.

The amortized cost and fair value of available-for-sale securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under one year	$—	$—
One to five years	3,334	3,281
Five to ten years	41,505	40,375
Over ten years	200,971	197,390
Totals	$245,810	$241,046

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $124.4 million and $119.4 million at June 30, 2026 and December 31, 2025, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2026 was $226.8 million, which represented 94% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2025 was $143.3 million, which represented less than 61% of the Company’s available-for-sale.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary and are a result of an increase in longer term interest rates.

The following tables show the Company’s available for sale securities and the related gross unrealized losses and fair value for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$2,421	$(79)	$2,421	$(79)
Subordinated notes	2,931	(69)	18,426	(974)	21,357	(1,043)
State and municipal obligations	59,866	(241)	49,517	(4,715)	109,383	(4,956)
Total temporarily impaired securities	$62,797	$(310)	$70,364	$(5,768)	$133,161	$(6,078)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$—	$—	$2,454	$(46)	$2,454	$(46)
Subordinated notes	1,916	(84)	18,993	(1,407)	20,909	(1,491)
State and municipal obligations	15,587	(135)	104,435	(5,717)	120,022	(5,852)
Total temporarily impaired securities	$17,503	$(219)	$125,882	$(7,170)	$143,385	$(7,389)

The unrealized losses on the Company’s 216 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to require an allowance for credit losses to be recognized as of June 30, 2026 or December 31, 2025.

The Company did not sell any available-for-sale securities for the three and six months ended June 30, 2026. The Company recorded a net gain on the sale of available - for - sale securities of approximately $144,000 for the six months ended June 30, 2025. The Company sold $140,000 in securities for a loss of $2,000 and sold $7.7 million in securities for a gain of $146,000. The Company wanted to rebalance a portion of its security portfolio during the first quarter of 2025. There were no sales of available for sale securities for the three months ended June 30, 2025.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

Note 3:         Loans and Allowance for Credit Losses

Categories of loans by purpose include:

	June 30,	December 31,
	2026	2025

	(In thousands)
Commercial and industrial loans	$85,898	$92,019
Commercial real estate
Commercial real estate - secured by residential mortgages	61,815	62,963
Commercial real estate - other	254,883	240,085
Residential real estate	87,016	89,580
Consumer loans	6,122	6,912
Total gross loans	495,734	491,559
Less allowance for credit losses	(4,356)	(4,261)
Total loans	$491,378	$487,298

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

The following tables present the information regarding the allowance for credit losses for the three and six months ended June 30, 2026 and 2025.

	June 30, 2026
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, April 1, 2026	$555	$2,696	$877	$122	$4,250
Provision for credit loss exposure	(48)	172	(37)	39	126
Losses charged off	—	—	—	(39)	(39)
Recoveries	11	—	—	8	19
Balance, June 30, 2026	$518	$2,868	$840	$130	$4,356
Balance, January 1, 2026	$544	$2,571	$1,034	$112	$4,261
Provision for credit loss exposure	(20)	297	(194)	73	156
Losses charged off	(20)	—	—	(68)	(88)
Recoveries	14	—	—	13	27
Balance, June 30, 2026	$518	$2,868	$840	$130	$4,356

Allocation:

Ending balance: individually evaluated for credit losses	$—	$533	$—	$—	$533
Ending balance: collectively evaluated for credit losses	$518	$2,335	$840	$130	$3,823
Loans:
Ending balance: individually evaluated for credit losses	$273	$5,790	$344	$—	$6,407
Ending balance: collectively evaluated for credit losses	$85,625	$310,908	$86,672	$6,122	$489,327

	June 30, 2025
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, April 1, 2025	$597	$2,101	$1,253	$144	$4,095
Provision for (reversal of) credit loss exposure	42	124	38	2	206
Losses charged off	(110)	—	(4)	(44)	(158)
Recoveries	2	—	—	11	13
Balance, June 30, 2025	$531	$2,225	$1,287	$113	$4,156
Balance, January 1, 2025	$557	$2,115	$1,223	$131	$4,026
Provision for (reversal of) credit loss exposure	81	110	68	43	302
Losses charged off	(110)	—	(4)	(78)	(192)
Recoveries	3	—	—	17	20
Balance, June 30, 2025	$531	$2,225	$1,287	$113	$4,156

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

As of December 31, 2025

The following table presents the allowance for credit losses and recorded investment in loans by impairsment type.

	December 31, 2025
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

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

The following tables show the portfolio quality indicators.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of June 30, 2026 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial and Industrial
Risk Rating
Pass	$10,837	$13,119	$15,076	$7,475	$5,285	$11,556	$21,271	$—	$84,619
Special Mention	—	—	—	—	—	—	1,006	—	1,006
Substandard	—	—	—	—	26	166	81	—	273
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,837	$13,119	$15,076	$7,475	$5,311	$11,722	$22,358	$—	$85,898

Commercial and Industrial
Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

Commercial real estate
Risk Rating
Pass	$26,673	$25,406	$22,647	$19,507	$28,625	$110,780	$75,298	$—	$308,936
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7,762	—	—	7,762
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26,673	$25,406	$22,647	$19,507	$28,625	$118,542	$75,298	$—	$316,698

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$37,510	$38,525	$37,723	$26,982	$33,910	$122,336	$96,569	$—	$393,555
Special Mention	—	—	—	—	—	—	1,006	—	1,006
Substandard	—	—	—	—	26	7,928	81	—	8,035
Doubtful	—	—	—	—	—	—	—	—	—
Total	$37,510	$38,525	$37,723	$26,982	$33,936	$130,264	$97,656	$—	$402,596
Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$3,829	$8,955	$7,640	$8,042	$13,658	$44,548	$—	$—	$86,672
Nonperforming	—	246	20	—	—	78	—	—	344
Total	$3,829	$9,201	$7,660	$8,042	$13,658	$44,626	$—	$—	$87,016

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$949	$1,332	$2,323	$579	$281	$619	$35	$—	$6,118
Nonperforming	—	—	—	—	—	4	—	—	4
Total	$949	$1,332	$2,323	$579	$281	$623	$35	$—	$6,122

Consumer
Current period gross charge-offs	$66	$2	$—	$—	$—	$—	$—	$—	$68

Total
Payment Performance
Performing	$4,778	$10,287	$9,963	$8,621	$13,939	$45,167	$35	$—	$92,790
Nonperforming	—	246	20	—	—	82	—	—	348
Total	$4,778	$10,533	$9,983	$8,621	$13,939	$45,249	$35	$—	$93,138
Current period gross charge-offs	$66	$2	$—	$—	$—	$—	$—	$—	$68

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

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

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

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

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

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

Loan Portfolio Aging Analysis

As of June 30, 2026

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$—	$27	$—	$273	$300	$85,598	$85,898
Commercial real estate	329	—	—	5,790	6,119	310,579	316,698
Residential	116	44	—	344	504	86,512	87,016
Installment	3	8	4	—	15	6,107	6,122
Total	$448	$79	$4	$6,407	$6,938	$488,796	$495,734

Loan Portfolio Aging Analysis

As of December 31, 2025

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$19	$—	$—	$312	$331	$91,688	$92,019
Commercial real estate	124	4,198	—	1,385	5,707	297,341	303,048
Residential	551	45	—	559	1,155	88,425	89,580
Installment	36	—	—	10	46	6,866	6,912
Total	$730	$4,243	$—	$2,266	$7,239	$484,320	$491,559

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2026:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$273	$—	$273	$—	$273
Commercial real estate	4,637	1,153	5,790	—	5,790
Residential	344	—	344	—	344
Installment	—	—	—	4	4
Total	$5,254	$1,153	$6,407	$4	$6,411

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

The Company recognized $20,000 interest income on nonaccrual loans during the period ended June 30, 2026. As of June 30, 2026, the Company did not grant any loan modifications to borrower experiencing financial difficulty. As of June 30, 2026, the Company has not initiated formal proceedings on any loans that have not been transferred into foreclosed assets.

The Company did not recognize interest income on nonaccrual loans during the period ended June 30, 2025.

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2025:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$312	$—	$312	$—	$312
Commercial real estate	1	1,384	1,385	—	1,385
Residential	559	—	559	—	559
Consumer	10	—	10	—	10
Total	$882	$1,384	$2,266	$—	$2,266

The Company recognized approximately $6,000 interest income on nonaccrual loans during the period ended December 31, 2025.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Service cost	$92	$87	$184	$174
Interest cost	106	97	212	194
Expected return on assets	(205)	(178)	(410)	(356)
Accretion of prior service cost and net loss	(12)	(22)	(24)	(44)

Pension (contra expense) expense	$(19)	$(16)	$(38)	$(32)

All components of pension expense are reflected within the salaries and employee benefits line of the consolidated statement of income.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	June 30,	December 31,
	2026	2025

	(In thousands)
Commercial loans unused lines of credit	$119,273	$114,967
Commitment to originate loans	117,627	115,953
Consumer open end lines of credit	33,482	32,615
Standby lines of credit	466	477

During the three and six months ended June 30, 2026, there was no change in the provision for credit expense for off balance sheet exposure of $94,000.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following table present the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in interest payable and other liabilities on the consolidated balance sheets of financial condition for the three and six months ended June 30, 2026 and 2025.

June 30,
2026
Balance – December 31, 2025	$94
Provision for (reversal of) credit losses	—
Balance – March 31, 2026	94
Provision for (reversal of) credit losses	—
Balance – June 30, 2026	$94

June 30,
2025
Balance – December 31, 2024	$94
Provision for (reversal of) credit losses	—
Balance – March 31, 2025	94
Provision for (reversal of) credit losses	—
Balance – June 30, 2025	$94

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2026	2025

	(In thousands)
Net unrealized loss on securities available-for-sale	$(4,764)	$(6,589)
Net unrealized loss for unfunded status of defined benefit plan liability	(185)	(185)
	(4,949)	(6,774)
Less: Tax effect	1,040	1,423
Net-of-tax amount	$(3,909)	$(5,351)

The changes in accumulated other comprehensive income (loss) by component shown of net of tax and parenthesis indicating debits as of June 30, 2026 and 2025.

	Three months ended			Three months ended
	June 30, 2026			June 30, 2025
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(7,662)	$(146)	$(7,808)	$(12,018)	$(517)	$(12,535)
Other comprehensive income (loss) before reclassification	3,899	—	3,899	(1,961)	—	(1,961)
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—	—	—	—
Net current -period other comprehensive income (loss)	3,899	—	3,899	(1,961)	—	(1,961)
Ending balance	$(3,763)	$(146)	$(3,909)	$(13,979)	$(517)	$(14,496)

	Six months ended			Six months ended
	June 30, 2026			June 30, 2025
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(5,205)	$(146)	$(5,351)	$(9,583)	$(517)	$(10,100)
Other comprehensive income (loss) before reclassification	1,442	—	1,442	(4,282)	—	(4,282)
Amounts reclassified from accumulated other comprehensive (gain) loss	—	—	—	(114)	—	(114)
Net current -period other comprehensive income (loss)	1,442	—	1,442	(4,396)	—	(4,396)
Ending balance	$(3,763)	$(146)	$(3,909)	$(13,979)	$(517)	$(14,496)

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2026
U.S. government agencies	$2,421	$—	$2,421	$—
Subordinated Notes	21,357	—	21,357	—
State and municipal obligations	217,268	—	217,268	—

December 31, 2025
U.S. government agencies	$2,454	$—	$2,454	$—
Subordinated Notes	20,909	—	20,909	—
State and municipal obligations	210,841	—	210,841	—

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Chief Lender. Appraisals are reviewed for accuracy and consistency by the Company’s Chief Lender. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Company’s Chief Lender by comparison to historical results. If the loan balance exceeds the fair value of the collateral, a specific reserve is applied and these assets are generally classified as level 3 fair value, based upon the lowest level of inputs that is significant to the fair value measurements.

The following tables present, loans by purpose, the amortized costs basis of collateral-dependent nonaccrual loans and type of collateral as of June 30, 2026.

	Real Estate	Other	Total
(In Thousands)
Commercial and Industrial	$—	$273	$273
Commercial real estate	5,790	—	5,790
Residential	344	—	344
Installment	—	—	—
Total	$6,134	$273	$6,407

The following tables present, loans by purpose, the amortized costs basis of collateral-dependent nonaccrual loans and type of collateral as of December 31, 2025.

	Real Estate	Other	Total
(In Thousands)
Commercial and Industrial	$—	$312	$312
Commercial real estate	1,385	—	1,385
Residential	453	—	453
Installment	—	—	—
Total	$1,838	$312	$2,150

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

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2026
Collateral dependent loans	$620	$—	$—	$620
Foreclosed assets held for sale	2,261	—	—	2,261

December 31, 2025
Collateral dependent loans	$821	$—	$—	$821
Foreclosed assets held for sale	2,540	—	—	2,540

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	6/30/26	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$620	Market comparable properties	Comparability adjustments	5% –10%
Foreclosed assets held for sale	2,261	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/25	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$821	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	2,540	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2026:

Financial assets
Cash and cash equivalents	$45,984	$45,984	$—	$—
Loans, net of allowance	491,378	—	—	478,587
Federal Home Loan Bank	3,287	—	3,287	—
Accrued interest receivable	4,233	—	4,233	—

Financial liabilities
Deposits	686,945	—	688,016	—
Securities sold under repurchase agreements	29,388	—	29,388	—
Subordinated debentures	23,939	—	23,590	—
Advance Federal Home Loan Bank	55,000	—	54,967	—
Accrued interest payable	560	—	560	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2025:

Financial assets
Cash and cash equivalents	$46,528	$46,528	$—	$—
Loans, net of allowance	487,298	—	—	473,747
Federal Home Loan Bank stock	4,030	—	4,030	—
Accrued interest receivable	3,982	—	3,982	—

Financial liabilities
Deposits	641,366	$—	$642,416	$—
Short term borrowings	29,403	—	29,403	—
Subordinated debentures	75,000	—	75,464	—
Advance Federal Home Loan Bank	23,909	—	23,393	—
Accrued interest payable	612	—	612	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2026 and December 31, 2025.

Note 8:         Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
June 30, 2026	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$29,388	$—	$—	$—	$29,388
Total	$29,388	$—	$—	$—	$29,388

	Overnight and			Greater than
December 31, 2025	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$29,403	$—	$—	$—	$29,403
Total	$29,403	$—	$—	$—	$29,403

These borrowings were collateralized with state and municipal obligations with a carrying value of $53.6 million at June 30, 2026 and $51.3 million at December 31, 2025. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

Note 9:         Core Deposits and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Balance beginning of year	$682	$682
Additions from acquisition	—	—
Balance, end of period	$682	$682

Intangible assets in the consolidated balance sheets at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	Three Months Ended June 30, 2026			Year Ended December 31, 2025
	Gross			Gross
	Intangible	Accumulated	Net Intangible	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$1,041	$1,041	$—	$1,041	$1,041	$—

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. At the conclusion of the assessment, the Company determined that as of June 30, 2026 it was more likely than not that the fair value exceeded its carrying values. The Company will continue to monitor the overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Note 10:       Advances from the Federal Home Loan Bank

At June 30, 2026, advance from the Federal Home Loan Bank were $55 million. The Company had $75 million of advances from the Federal Home Loan Bank at December 31, 2025.

At June 30, 2026, required repayments on Federal Home Loan Bank advances were for year December 31, 2027 are $35 million (4.24% fixed rate) and December 31, 2028 are $20 million (4.11% fixed rate).

Note 11:       Restricted Stock Plan

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2026, and changes during the six months ended June 30, 2026, is presented below:

	Weighted-
	Average
	Grant-Date
	Shares	Fair Value
Nonvested, beginning of year	287,790	$11.68
Granted	50,000	14.12
Vested	(20,000)	9.00
Forfeited	(10,000)	11.49
Nonvested, end of quarter	307,790	$12.29

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and six months ended June 30, 2026 was $99,000 and $199,000, respectively. Total compensation cost recognized in the income statement for share-based payment arrangements during the three and six months ended June 30, 2025 was $88,000 and $177,000. There were 20,000 shares vested during the first quarter of 2026.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

Note 12:       Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,	December 31,
	2026	2025

	(In thousands)
Land, buildings and improvements	$44,050	$41,530
Furniture and equipment	18,388	17,839
Computer software	2,918	2,872
	65,356	62,241
Less accumulated depreciation	(28,884)	(28,146)
Net premises and equipment	$36,472	$34,095

Depreciation and amortization charged to operations was $822,000 and $576,000 for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Banking Segment
Total interest income	$10,533	$10,411
Total interest expense	3,529	3,816
Net interest income	7,004	6,595
Provision for credit loss expense	126	206
Net interest income after provision for (reversal of) credit losses	6,878	6,389
Noninterest income	1,617	1,390
Noninterest expense (including taxes)	6,400	5,865
Net income	2,095	1,914
Net income (consolidated statements of income)	$2,095	$1,914
Total assets Banking segment	$877,972	$847,884
Total assets (consolidated balance sheets)	$877,972	$847,884

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Banking Segment
Total interest income	$20,547	$20,253
Total interest expense	7,032	7,411
Net interest income	13,515	12,842
Provision for credit loss expense	156	302
Net interest income after provision for (reversal of) credit losses	13,359	12,540
Noninterest income	3,042	2,671
Noninterest expense (including taxes)	12,395	11,425
Net income	4,006	3,786
Net income (consolidated statements of income)	$4,006	$3,786
Total assets Banking segment	$877,972	$847,884
Total assets (consolidated balance sheets)	$877,972	$847,884

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discusses the consolidated financial condition of the Company as of June 30, 2026, as compared to December 31, 2025, and the results of consolidated operations for the three and six months ended June 30, 2026, compared to the same period in 2025. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.36 and net income of $2,095,000 for the three months ended June 30, 2026. For the first six months of the current year, UBCP reported diluted earnings per share of $0.69 and net income of $4,006,000.

We are happy to report on the increased earnings for the second quarter ended June 30, 2026 and, the overall solid performance achieved by United Bancorp, Inc. (UBCP) for the first six months of 2026. For the quarter, our Company produced net income and diluted earnings per share of $2,095,000 and $0.36, which are respective increases of $180,000, or 9.4%, and $0.03, or 9.1%, over the results achieved for the second quarter of the previous year. In addition, on a linked-quarter basis, our Company’s net income and diluted earnings per share results also respectively increased by $184,000, or 9.6%, and $0.03 or 9.1%. For the first six months of 2026, UBCP produced net income of $4,006,000, an increase of $219,000, or 5.8%, over the previous year and diluted earnings per share of $0.69, which is an increase of $0.04, or 6.2%, year-over-year. We are very pleased that our year-to-date results as of June 30, 2026 are higher than those achieved for the same period of time in 2025 considering that… as we have previously mentioned… our Company is focused on the future and has undertaken several transformative projects that have created additional expense for UBCP and are somewhat dilutive to earnings at present. In addition, even though there has been a tremendous level of uncertainty permeating our economy in recent years… that level of uncertainty has increased in the first half of the current year as geopolitical risks increased, which created disruption in our global economy. Regardless, we are satisfied with our increasing earnings and content with how our investment in our infrastructure and growth is developing in accordance with our visions and projections. We firmly believe that over the course of the next twelve to twenty-four months, we will see a very nice return on these investments in our Company’s infrastructure, which should lead to higher levels of earnings and help ensure the relevancy of UBCP for many years to come.

Many thought that the economic uncertainty with which our country has been dealing for the past several years was finally going to be behind us in 2026. Even though inflation had stagnated at a level a little bit higher than the Federal Open Market Committee (FOMC) of the Federal Reserve Bank liked, it was getting closer to their established target of two percent. In addition, they were mostly satisfied with current employment-related data within our economy. As we entered 2026, forecasts called for solid economic growth as the impact of the tariffs implemented last year was thought to also be behind us and the anticipated increase in tax refund payouts under our new tax policy were anticipated to fuel consumption and growth, driving our Gross Domestic Product (GDP) higher to levels rarely seen. In addition, forecasts for interest rates projected two to three cuts for the fed funds target rate, which would align our country’s monetary policy with a more neutral position. How quickly things can change! With the United States and Israel commencing military action on Iran in late February, the economic uncertainty that we thought was finally behind us heightened to levels even greater than before. Even with all of this concern and uncertainty, our Company was able to achieve growth in its balance sheet for the six-months ended June 30, 2026. Year-over-year, total assets increased by $30.1 million, or 3.6%, to a level of $878.0 million. This increase in total assets is primarily attributed to year-over-year increases in securities by $13.1 million (to a level of $244.3 million) and, bank owned life insurance by $18.5 million (to a level of $38.5 million). Overall, the increase in the level of interest earning assets on our balance sheet in the first six months of this year--- along with our loans outstanding continuing to reprice at higher rates--- helped our Company achieve an increase in the total interest income that it generated by $293,000, or 1.5%, over the level achieved during the same timeframe last year. Driving the increase in our Company’s total assets as of June 30, 2026 was the growth that we experienced in our total deposits. During the first half of 2026, total deposits grew by $44.0 million, or 6.8%, to a level of $686.9 million. Much of this increase in our total deposits came from growth in our lower-cost funding--- consisting of noninterest bearing demand, interest bearing demand and savings--- with balances increasing by $30.8 million, or 6.8%, to a level of $481.9 million (which is 70.2% of total deposits). In addition, higher-cost time deposits increased by $13.2 million, or 6.9%, to a level of $205.0 million (which is 29.8% of total deposits). Remarkably, even with this increase in the total deposits of our Company, total interest expense as of June 30, 2026 decreased by

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($380,000), or (5.1%), and our interest expense to average assets decreased by seventeen basis points (17bps) on a year-over-year basis to a level of 1.62%. This decrease in total interest expense can be attributed to our Company’s aforementioned attraction of lower-cost deposits… along with the continued downward repricing of our core deposits and the maturity of a $20.0 million Federal Home Loan Bank (FHLB) Advance in the first quarter of this year on which we were paying a rate of 4.39%. With the year-over-year increase in total interest income and decrease in total interest expense, UBCP was able to continue the trend of having increasing net interest income and an expanding net interest margin. For the first six months of 2026, net interest income increased by $673,000, or 5.2%, and the net interest margin increased by seventeen basis points (17bps) to a level of 3.82%, both year-over-year. We anticipate the trend of our Company’s net interest income and net interest margin increasing to continue over the remainder of 2026.

Relating to the credit-quality metrics for our Company, our combined delinquency and nonaccrual loan levels have increased somewhat year-over-year from the uncharacteristically and historically low levels that we had maintained for several years… but, they did decline slightly from the levels that we reported at December 31, 2025. At quarter-end, June 30, 2026, our Company’s nonaccrual loans and loans past due thirty-plus days totaled $6.9 million (or, 1.4% of gross loans), which was an increase of $4.7 million year-over-year. On a linked-quarter basis, our level of nonaccrual loans and loans past due thirty-plus days was relatively stable, increasing by $115,000. Regarding these metrics increasing on a year-over-year basis--- we had one commercial loan relationship with an outstanding balance of approximately $4.2 million go from being current last year to being classified as nonaccrual during the first quarter of 2026. This single relationship accounts for an overwhelming majority of the year-over-year increase in our nonaccrual loans. On the flip-side, our loans past due thirty plus days remained relatively steady year-over-year at a level of $531,000 or 0.11% of gross loans. Accordingly, we believe that our overall credit quality is sound and this single relationship is not indicative of an increasing level of credit risk within our loan portfolio. Further highlighting the overall quality and soundness of our loan portfolio, our Company had net loans charged off (excluding overdrafts) of ($7,000) in the first six months of the current year--- which on an annualized basis is zero percent of average loans--- and is lower than the previous year and in-line with peer. In addition, our Company remains very well capitalized by regulatory standards with regulatory capital (stockholders’ equity plus accumulated other comprehensive loss) of $76.0 million, or 8.7% of average assets, which is an increase of $1.8 million, or 2.5%, year-over-year.

With our committed and long-term focus of growing our balance sheet in a profitable fashion by investing in the infrastructure of our Company, we are very pleased with the financial results that we achieved in the current year as of June 30, 2026. In addition, we are very satisfied with the progress that we are making on the execution of our plan relating to our investment in infrastructural improvements that will help ensure our relevancy for many years to come and help us achieve our vision of becoming a community financial institution with assets of $1.0 billion or greater in the very near term. As I have previously mentioned, we opened our newest banking center… a regional hub… in the appealing market of Wheeling, West Virginia, on December 9, 2025. As June 30, 2026, this office has been very well received by this vibrant market and has exceeded our performance expectations during the first six months of operation. A lot of the growth in our depository base can be attributed to this new office. We firmly believe that within five years, this new banking center will be a top performer for United Bancorp, Inc. (UBCP).

Relating to other infrastructural investments that we have undertaken within the past year or two, our Company’s Unified Mortgage Division continues to contribute meaningfully to fee income. As we focus on further scaling this function with the addition of mortgage loan originators--- and, considering the positive operating leverage that presently exists within this developing division--- we strongly believe that Unified Mortgage will continue to produce increasingly positive results and become more lucrative for our Company. Unified Mortgage is definitely becoming a known entity amongst the realtors within the markets that we serve. We also continue to invest in and develop our Treasury Management capabilities that help our small business customers with cash management, merchant services and payments. This function not only generates fee income for United Bancorp, Inc. (UBCP); but, also is a key driver of low or no cost deposits and strengthens relationship depth with our commercial customers. No doubt, both of these areas contributed to the increasing levels of noninterest income that we generated during the first half of this year--- with the latter also contributing to the growth in our low-cost deposits, which helped lead to the increase in deposit totals and decrease in our interest expense level as of June 30, 2026.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Over the course of 2025 and into the current year, we have and continue to make a tremendous investment in technology. With our enhanced technological product offering, we now have more customers than ever utilizing our consumer and commercial online and mobile platforms and benefitting from these advanced solutions that we offer… which has and will continue to lead to more relationship building and revenue generating opportunities for UBCP. Importantly, we have begun developing and are soon to implement an AI solution designed to help us better serve customers by answering inquiries more efficiently and effectively… guiding customers to the best financial solutions and supporting a more modern, customer-centric approach to delivery. To further supplement this aforementioned AI solution, we are presently in the process of implementing a system specializing in omnichannel account opening, that will allow our Company to fully digitize the account opening process through online, mobile and in-branch platforms… enabling customers, both business and consumer, to open all deposit accounts and most services in person and virtually. These enhanced systems will be housed in our soon-to-open Unified Center (which is located in St. Clairsville, Ohio) and will help support our Unified Care Center that will also be housed at this facility. The Unified Care Center will centralize the customer service function of our Company with team members that are highly skilled and more capable of providing a complete and satisfying “Unified Experience” to customers from any technology platform… via a live video interface. In addition, the Unified Care Center will have a “sales oriented” function, which is anticipated to lead to additional business for our Company by routing inbound banking inquiries and requests from any banking channel to our Unified Care Center, for “in person” consultations with our skilled team members. By having a centralized customer support function staffed with skilled sales and service professionals who are truly “subject matter experts,” we believe that we will be able to more effectively and efficiently attract, develop and retain customer relationships with more productive on-boarding and cross-selling practices--- which is anticipated to lead to a higher level of customer satisfaction and overall profitability for UBCP. We anticipate that all of these new technology and support functions will be fully implemented by year-end and believe that the Unified Care Center has the potential to develop into a bona-fide “digital bank” for our Company, which will more readily support our growth and profitability objectives in the coming years!

As always, our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing the value of their investment and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the second quarter of this year, UBCP paid a regular cash dividend at a level of $0.195, an increase of $0.01, or 5.4%, over the regular cash dividend paid in the second quarter of the previous year. Year-to-date, our Company paid total cash dividends of $.5625, which includes a special cash dividend of $0.1750 paid in the first quarter. At the second quarter dividend payout level, the forward yield produced by our regular cash dividend is 4.9% and, inclusive of the special dividend, the forward yield is 6.0%, considering our quarter-ending fair market value as of June 30, 2026 of $15.88. On a year-over-year basis, the fair market value of our Company’s stock increased by $1.38 or 9.5%.

As you can see, we are currently heavily investing in the infrastructure of our Company to set the stage for future growth and ensure that UBCP remains relevant in the ever-more competitive financial services industry. We firmly believe that within the next twelve to twenty-four months, we will see a solid return on these investments that we have made and are currently implementing to improve our operations and delivery. Obviously, such expenditures do have a dilutive impact on the earnings that we produce in the short-term. But, even with this reality, we are very happy with the present performance of our Company. We are grateful that we have produced increasing earnings and have grown our balance sheet in the first six months of 2026. In the second half of 2026, we anticipate these positive trends will continue. We are truly excited about UBCP’s direction and the potential that it brings.

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

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At June 30, 2026, gross loans were $495.7 million, compared to $491.6 million at December 31, 2025, an increase of $4.2 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $7.5 million increase in commercial and commercial real estate loans and a $2.6 million decrease in residential real estate lending and a $790,000 decrease in consumer loans since December 31, 2025.

Commercial and commercial real estate loans comprised 81.2% of total loans at June 30, 2026, compared to 80.4% at December 31, 2025. Commercial and commercial real estate loans have increased $7.5 million, or approximately 1.9% since December 31, 2025. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Consumer loans represented 1.2% of total loans at June 30, 2026 and 1.4% at December 31, 2025. Some of the consumer loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Consumer loans have decreased $790,000, or 11.4%, since December 31, 2025.

Residential real estate loans were 17.6% of total loans at June 30, 2026 and 18.2% at December 31, 2025, representing a decrease of $2.6 million or 2.9% since December 31, 2025.

The allowance for credit losses totaled $4.4 million at June 30, 2026, which represented 0.88% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb credit losses over the life of the loan portfolio. Net loan charge-offs (exclusive of overdrafts net charge-offs of $55,000) for the six months ended June 30, 2026 were approximately $7,000. Net loans charged off (exclusive of overdrafts net charge-offs $50,000) was $122,000 for the six months ended June 30, 2025.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at June 30, 2026 increased approximately $6.8 million from December 31, 2025 totals.

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended June 30, 2026, total core deposits (interest and non interest bearing accounts and savings) increased approximately $22.3 million, or 4.9% from December 31, 2025 totals. The Company’s savings accounts increased $6.6 million or 5.3% from December 31, 2025 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $15.8 million while certificates of deposit under $250,000 increased by $16.5 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At June 30, 2026, certificates of deposit greater than $250,000 increased $6.8 million or 16.3%, from December 31, 2025 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements decreased approximately $15,000 from December 31, 2025 totals. At June 30, 2026, the Company has $55 million of fixed rate advances that mature over the next 1 to 2 years. Refer to footnote 10 for further information.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Net Income

The reported diluted earnings per share was $0.36 for the quarter ended June 30, 2026 compared to $0.33 for the quarter ended June 30, 2025, an increase of 9.1%.

Net Interest Income

Net interest income increased $409,000 or 6.2% for the three months ended June 30, 2026 compared to the same period in 2025. This increase was mainly due to our variable rate loans repricing upward.

Provision for Credit Losses

The Company had a provision for credit losses of $126,000 for the three months ended June 30, 2026 as compared to a provision for credit losses of $206,000 for same period in 2025.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income of the Company increased $227,000 quarter-over-quarter. This increase was in part due to an increase in earnings on bank-owned life insurance of $225,000 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Noninterest Expense

The Company saw its noninterest expense increased by $591,000 or 10.1% year-over-year. Salaries and benefits increased $320,000 or 11.1% quarter over quarter. Occupancy expense increased $132,000 or 21.3% mainly due to the opening of the Wheeling West Virginia location in the fourth quarter of 2025. Data processing and related electronic services increased $118,000 or 28.9% mainly related to the investment in Technology, Digital Transformation project that started in 2025 and continues into 2026.

Federal Income Taxes

The provision for federal income taxes (benefits) was ($34,000) for the three months ended June 30, 2026 and $22,000 for the three months ended June 30, 2025.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

Net Income

The reported diluted earnings per share was $0.69 for the six months ended June 30, 2026 compared to $0.65 for the six months ended June 30, 2025.

Net Interest Income

Net interest income increased $673,000 or 5.2% for the six months ended June 30, 2026 compared to the same period in 2025. This increase was mainly due to our variable rate loans repricing upward.

Provision for Credit Losses

The Company had a provision for credit losses of $156,000 for the six months ended June 30, 2026. The Company had a provision for credit losses of $302,000 for same period in 2025.

Noninterest Income

Noninterest income of the Company increased $371,000 year-over-year. This increase was in part due to an increase in earnings on bank-owned life insurance of $457,000 for the six month ended June 30, 2026. This increase was off-set by the $144,000 gain on sale of available-for-sale securities for the six month ended June 30, 2025.

Noninterest Expense

The Company saw its noninterest expense increased by $1.2 million or 10.1% year-over-year. The increase is due to additional staffing related to the December 2025 opening of our Wheeling Banking Center and normal merit increases and general inflation.

Federal Income Taxes

The provision for federal income taxes (benefits) was ($194,000) for the six months ended June 30, 2026. The Company had an income tax (Benefit) of $4,000 for the six months ended June 30, 2025.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $72.1 million at June 30, 2026, compared to $70.5 million at December 31, 2025, a $1.6 million increase. Total stockholders’ equity in relation to total assets was 8.21% at June 30, 2026 and 8.22% at December 31, 2025. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.53%
Tier 1 capital ratio	12.53%
Total capital ratio	13.22%
Leverage ratio	8.99%

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

ITEM 4.       Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent completed fiscal quarter that has materially or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.       Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.    Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 4/1/2026 to 4/30/2026	—	—	—	—
Month #2 5/1/2026 to 5/31/2026	14,154	$14.93	—	—
Month #3 6/1/2026 to 6/30/2026	—	—	—	—

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. During May 2026, The Plan purchased 14,154 shares at $14.93 per share. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

United Bancorp, Inc.

Date: August 12, 2026	By:	/s/ Scott A. Everson
Scott A. Everson
President and Chief Executive Officer

Date: August 12, 2026	By:	/s/ Randall M. Greenwood
Randall M. Greenwood
Sr Vice President and Chief Financial Officer