Form 10-Q
period 2026-09-30
UNITED BANCORP INC /OH/
filed 2026-11-12
CIK 731653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2026

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

Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock as of the latest practicable date: As of November 9, 2026, 5,713,763 shares of the Company’s common stock, $1.00 par value, were issued and outstanding.

ITEM 1. Financial Statements

United Bancorp, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and due from banks	$8,539	$9,381
Interest-bearing demand deposits	61,709	37,147
Cash and cash equivalents	70,248	46,528
Available-for-sale securities, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025	223,602	234,204
Loans held for sale	239	—
Loans, net of allowance for credit losses of $3,763 and $4,261 at September 30, 2026 and December 31, 2025, respectively	500,122	487,298
Premises and equipment	36,046	34,095
Federal Home Loan Bank stock	3,286	4,030
Foreclosed assets held for sale, net	3,653	2,540
Goodwill	682	682
Accrued interest receivable	3,312	3,982
Deferred federal income tax	8,706	3,383
Bank-owned life insurance	38,856	30,920
Other assets	10,584	9,783
Total assets	$899,336	$857,445
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$381,688	$335,422
Savings	130,163	124,213
Time	210,607	181,731
Total deposits	722,458	641,366
Securities sold under repurchase agreements	35,757	29,403
Subordinated debentures	23,954	23,909
Advances Federal Home Loan Bank	55,000	75,000
Lease liability – finance lease	2,952	2,958
Interest payable and other liabilities	7,073	14,294
Total liabilities	847,194	786,930
Stockholders’ Equity
Preferred stock, no par value, authorized 2,000,000 shares; no shares issued	—	—
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,253,141 shares at September 30, 2026, and 6,213,141 shares at December 31, 2025; outstanding - 5,713,763 and 5,756,852 shares at September 30, 2026 and December 31, 2025, respectively	6,253	6,213
Additional paid-in capital	27,587	27,073
Retained earnings	49,454	48,576
Stock held by deferred compensation plan; 209,126 and 194,971 shares at September 30, 2026 and December 31, 2025, respectively	(2,686)	(2,431)
Accumulated other comprehensive loss	(23,845)	(5,351)
Treasury stock, at cost 330,252 and 261,318 shares at September 30, 2026 and December 31, 2025, respectively	(4,621)	(3,565)
Total stockholders’ equity	52,142	70,515
Total liabilities and stockholders’ equity	$899,336	$857,445

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and Dividend Income
Loans, including fees	$7,852	$7,760	$23,252	$22,767
Taxable	236	388	703	1,163
Non-taxable	1,989	1,957	6,099	5,711
Federal funds sold	535	439	945	972
Dividends on Federal Home Loan Bank stock and other stock	66	91	226	275
Total interest and dividend income	10,678	10,635	31,225	30,888
Interest expense
Deposits	2,413	2,260	6,773	7,776
Borrowings	1,267	1,646	3,939	3,541
Total interest expense	3,680	3,906	10,712	11,317
Net Interest Income	6,998	6,729	20,513	19,571
Credit Loss Expense
Provision for credit loss expense - loans	2,421	186	2,577	488
Reversal of credit loss expense - off balance sheet commitments	—	—	—	—
Provision for Credit Loss Expense	2,421	186	2,577	488
Net interest income after provision for credit losses	4,577	6,543	17,936	19,083
Noninterest Income
Service charges on deposit accounts	887	857	2,526	2,391
Realized gains on sale of available-for-sale securities	560	—	560	144
Realized gains on sales of loans	244	118	573	343
Earnings on bank-owned life insurance	421	192	1,258	572
Other income	191	181	428	569
Total noninterest income	2,303	1,348	5,345	4,019
Noninterest expense
Salaries and employee benefits	2,843	3,049	9,036	8,755
Occupancy and Equipment	709	639	2,272	1,889
Professional services	355	449	1,153	1,299
Data processing and related electronic services	427	426	1,467	1,201
FDIC Insurance	99	94	297	282
Insurance	185	168	550	489
Franchise and other taxes	159	145	443	417
Advertising	131	138	392	398
Stationery and office supplies	36	23	102	92
Amortization of intangibles	—	38	—	113
Other expenses	869	811	2,690	2,474
Total noninterest expense	5,813	5,980	18,402	17,409
Income Before Federal Income Taxes	1,067	1,911	4,879	5,693
Provision (Benefit) for Federal Income Taxes	(334)	(20)	(528)	(24)
Net Income	$1,401	$1,931	$5,407	$5,717
Basic Earnings Per Share	$0.25	$0.34	$0.94	$0.99
Diluted Earnings Per Share	$0.25	$0.34	$0.94	$0.99
Dividends Per Share	$0.1975	$0.1875	$0.760	$0.730

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three Months and Nine Months Ended September 30, 2026 and 2025

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$1,401	$1,931	$5,407	$5,717
Other comprehensive income (loss) income, net of tax
Net realized (gain) loss included in net income, net of taxes (benefits) of $118, $0, $118, 30	(442)	—	(442)	(113)
Unrealized holding (loss) gain on available-for-sale securities during the period, net of (benefits) taxes of $(4,799) $1,571, $(5,182) and $402 for each respective period	(19,494)	5,910	(18,052)	1,627
Other comprehensive (Loss) Income	(19,936)	5,910	(18,494)	1,514
Comprehensive (Loss) Income	$(18,535)	$7,841	$(13,087)	$7,231

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2026 and 2025

(In thousands except per share data)

(Unaudited)

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Loss	Total
Balance July 1, 2025	$6,203	$26,712	$(5,617)	$46,856	$(14,496)	$59,658
Net income	—	—	—	1,931	—	1,931
Restricted stock issued, net	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	5,910	5,910
Cash dividends - $0.1875 per share	—	—	—	(1,117)	—	(1,117)
Repurchase of common stock	—	—	—	—	—	—
Deferred compensation plan activity	—	102	(102)	—	—	—
Expense related to share-based compensation plans	—	88	—	—	—	88
Balance, September 30, 2025	$6,203	$26,902	$(5,719)	$47,670	$(8,586)	$66,470
Balance July 1, 2026	$6,253	$27,436	$(6,916)	$49,224	$(3,909)	$72,088
Net income	—	—	—	1,401	—	1,401
Restricted stock issued, net	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(19,936)	(19,936)
Cash dividends - $0.1975 per share	—	—	—	(1,171)	—	(1,171)
Repurchase of common stock	—	—	(340)	—	—	(340)
Deferred compensation plan activity	—	51	(51)	—	—	—
Expense related to share-based compensation plans	—	100	—	—	—	100
Balance, September 30, 2026	$6,253	$27,587	$(7,307)	$49,454	$(23,845)	$52,142

			Treasury		Accumulated
		Additional	Stock and		Other
	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Loss	Total
Balance January 1, 2025	$6,203	$26,373	$(5,326)	$46,307	$(10,100)	$63,457
Net income	—	—	—	5,717	—	5,717
Other comprehensive income	—	—	—	—	1,514	1,514
Cash dividends - $0.730 per share	—	—	—	(4,354)	—	(4,354)
Restricted stock issued, net	—	—	—	—	—	—
Deferred compensation plan activity	—	264	(264)	—	—	—
Repurchase of common stock	—	—	(129)	—	—	(129)
Expense related to share-based compensation plans	—	265	—	—	—	265
Balance, September 30, 2025	$6,203	$26,902	$(5,719)	$47,670	$(8,586)	$66,470
Balance January 1, 2026	$6,213	$27,073	$(5,996)	$48,576	$(5,351)	$70,515
Net income	—	—	—	5,407	—	5,407
Other comprehensive loss	—	—	—	—	(18,494)	(18,494)
Cash dividends - $0.76 per share	—	—	—	(4,529)	—	(4,529)
Restricted issued, net	40	(40)	—	—	—	—
Deferred compensation plan activity	—	255	(255)	—	—	—
Repurchase of common stock	—	—	(1,056)	—	—	(1,056)
Expense related to share-based compensation plans	—	299	—	—	—	299
Balance, September 30, 2026	$6,253	$27,587	$(7,307)	$49,454	$(23,845)	$52,142

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2026 and 2025

(In thousands except per share data)

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Operating Activities
Net income	$5,407	$5,717
Items not requiring (providing) cash
Depreciation and amortization	1,239	878
Amortization of intangible asset	—	113
Premium amortization on securities	270	328
Provision for credit loss expense	2,577	488
Gain on sale of loans	(573)	(343)
Gain on sale of available-for-sale securities	(560)	(144)
Expense related to share based compensation programs	299	265
Increase in value of bank-owned life insurance	(935)	(303)
Originations of loans held for sale	(21,343)	(11,255)
Proceeds from sale of loans held for sale	21,677	11,598
Amortization of debt instrument costs	45	45
(Gain) loss on sale or write down of fixed and foreclosed assets	(80)	37
Net change in accrued interest receivable and other assets	(1,104)	265
Net change in accrued expenses and other liabilities	(1,311)	321

Net cash provided by operating activities	5,608	8,010

Investing Activities
Purchase of available-for-sale securities	(46,456)	(20,608)
Sales of available-for-sale securities	26,901	7,734
Maturities of available-for-sale securities	1,120	1,510
Purchase of bank-owned life insurance	(7,000)	—
Net change in loans	(16,235)	(5,434)
Redemption of Federal Home Loan Bank Stock	743	—
Purchase of Federal Home Loan Bank Stock	—	(4)
Proceeds from sales of foreclosed and fixed assets	1,223	107
Purchases of premises and equipment, net	(4,040)	(7,507)

Net cash used in investing activities	(43,744)	(24,202)

Financing Activities
Net change in deposits	81,092	31,699
Net change in securities sold under repurchase agreements	6,354	15,020
Net redemption of change in Federal Home Loan Bank advances	(20,000)	—
Finance lease principal payment	(5)	—
Repurchase of common stock	(1,056)	(129)
Cash dividends paid	(4,529)	(4,354)

Net cash provided by financing activities	61,856	42,236

Increase in Cash and Cash Equivalents	23,720	26,044

Cash and Cash Equivalents, Beginning of Period	46,528	19,608

Cash and Cash Equivalents, End of Period	$70,248	$45,652

Supplemental Cash Flows Information
Federal income taxes paid	$—	$—
Foreclosed assets held for sale	$1,407	$—
Interest paid on deposits and borrowings	$10,758	$11,316

See Notes to Condensed Consolidated Financial Statements

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 1:         Summary of Significant Accounting Policies

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of United Bancorp, Inc. (“Company”) at September 30, 2026, and its results of operations and cash flows for the interim periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2025 included in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2025 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation

The consolidated financial statements include the accounts of United Bancorp, Inc. (“United” or “the Company”) and its wholly-owned subsidiary, Unified Bank of Martins Ferry, Ohio (“the Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Athens, Belmont, Carroll, Fairfield, Harrison, Jefferson and Tuscarawas Counties in Ohio and Marshall and Ohio Counties in West Virginia and the surrounding localities in northeastern, east-central and southeastern Ohio and include a wide range of individuals, businesses and other organizations. Unified Bank conducts its business through its main office in Martins Ferry, Ohio and branches in Bridgeport, Colerain, Dellroy, Dover, Glouster, Jewett, Lancaster Downtown, Lancaster East, Nelsonville, New Philadelphia, Powhatan Point, St. Clairsville East, St. Clairsville West, Sherrodsville, Strasburg, Tiltonsville, Ohio, Moundsville and Wheeling West Virginia.

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

(In thousands)

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Accrued interest receivable on available-for-sale debt securities totaled $2.0 million at September 30, 2026 and $2.6 million at December 31, 2025 and is included within the line item accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.3 million at September 30, 2026 and $1.4 million at December 31, 2025 and was reported in the line item accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and industrial, which are typically utilized for general business purposes and commercial real estate, which are collaterized by real estate. Homogenous loans consisting of similar products that are smaller in amount and distributed over a large number of individual borrowers include residential real estate and consumer loans.

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

Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended September 30, 2026
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,401
Less allocated earnings on non-vested restricted stock	(9)
Less allocated dividends on non-vested restricted stock	(60)
Net income allocated to common stockholders	1,332
		5,446,769
Basic and diluted earnings per share			$0.25

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

	Three Months Ended September 30, 2025
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$1,931
Less allocated earnings on non-vested restricted stock	(37)
Less allocated dividends on non-vested restricted stock	(52)
Net income allocated to common stockholders	1,842
		5,486,221
Basic and diluted earnings per share			$0.34

	Nine Months Ended September 30, 2026
		Weighted-	Per
	Net	Average	Share
	Income	Shares	Amount
	(In thousands)
Net income	$5,407
Less allocated earnings on non-vested restricted stock	(34)
Less allocated dividends on non-vested restricted stock	(238)
Net income allocated to common stockholders	5,135
		5,473,232
Basic and diluted earnings per share			$0.94

	Nine Months Ended September 30, 2025
		Weighted-	Per
		Average	Share
	Net Income	Shares	Amount
	(In thousands)
Net income	$5,717
Less allocated earnings on non-vested restricted stock	(56)
Less dividends on non-vested restricted stock	(206)
Net income allocated to common stockholders	5,455
		5,494,172
Basic and diluted earnings per share			$0.99

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 2:         Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2026:
U.S. government agencies	$2,500	$—	$(165)	$2,335
Subordinated notes	21,400	—	(728)	20,672
State and municipal obligations	229,702	43	(29,150)	200,595
Total debt securities	$253,602	$43	$(30,043)	$223,602

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale Securities:
December 31, 2025:
U.S. government agencies	$2,500	$—	$(46)	$2,454
Subordinated notes	22,400	—	(1,491)	20,909
State and municipal obligations	215,893	800	(5,852)	210,841
Total debt securities	$240,793	$800	$(7,389)	$234,204

There was no allowance for credit losses at September 30, 2026 or December 31, 2025.

The amortized cost and fair value of available-for-sale securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Under one year	$—	$—
One to five years	10,784	10,575
Five to ten years	35,461	33,492
Over ten years	207,357	179,535
Totals	$253,602	$223,602

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $134.9 million and $118.4 million at September 30, 2026 and December 31, 2025, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2026 was $219.7 million, which represented 98% of the Company’s available-for-sale investment portfolio. The total fair value of these investments at December 31, 2025 was $143.3 million, which represented less than 61% of the Company’s available-for-sale.

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

The following tables show the Company’s available for sale securities and the related gross unrealized losses and fair value, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U.S. Government agencies	$—	$—	$2,335	$(165)	$2,335	$(165)
Subordinated notes	15,719	(681)	2,953	(47)	18,672	(728)
State and municipal obligations	43,369	(10,824)	155,284	(18,326)	198,653	(29,150)
Total temporarily impaired securities	$59,088	$(11,505)	$160,572	$(18,538)	$219,660	$(30,043)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US government agencies	$—	$—	$2,454	$(46)	$2,454	$(46)
Subordinated notes	1,916	(84)	18,993	(1,407)	20,909	(1,491)
State and municipal obligations	15,587	(135)	104,435	(5,717)	120,022	(5,852)
Total temporarily impaired securities	$17,503	$(219)	$125,882	$(7,170)	$143,385	$(7,389)

The unrealized losses on the Company’s 213 investments in available for sale securities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to require an allowance for credit losses to be recognized as of September 30, 2026 or December 31, 2025.

The Company recorded a net gain on the sale of $26.9 million in available - for - sale securities of approximately $560,000 for the three and nine months ended September 30, 2026.

The Company recorded a net gain on the sale of available - for - sale securities of approximately $144,000 for the nine months ended September 30, 2025. The Company sold $140,000 in securities for a loss of $2,000 and sold $7.7 million in securities for a gain of $145,000.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 3:         Loans and Allowance for Credit Losses

Categories of loans by purpose include:

	September 30,	December 31,
	2026	2025

	(In thousands)
Commercial and industrial loans	$88,975	$92,019
Commercial real estate
Commercial real estate - secured by residential mortgages	63,020	62,963
Commercial real estate - other	260,487	240,085
Residential real estate	85,412	89,580
Consumer loans	5,991	6,912
Total gross loans	503,885	491,559
Less allowance for credit losses	(3,763)	(4,261)
Total loans	$500,122	$487,298

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

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The following tables present the balance in the allowance for credit losses by collateral type and the recorded investment in loans by purpose based on portfolio segment and credit loss method as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, July 1, 2026	$518	$2,868	$840	$130	$4,356
Provision for credit loss exposure	(130)	2,672	(111)	(10)	2,421
Losses charged off	(24)	(2,952)	—	(48)	(3,024)
Recoveries	3	—	—	7	10
Balance, September 30, 2026	$367	$2,588	$729	$79	$3,763
Balance, January 1, 2026	$544	$2,571	$1,034	$112	$4,261
Provision for credit loss exposure	(150)	2,969	(305)	63	2,577
Losses charged off	(44)	(2,952)	—	(116)	(3,112)
Recoveries	17	—	—	20	37
Balance, September 30, 2026	$367	$2,588	$729	$79	$3,763

Allocation:

Ending balance: individually evaluated for credit losses	$—	$539	$—	$—	$539
Ending balance: collectively evaluated for credit losses	$367	$2,049	$729	$79	$3,224
Loans:
Ending balance: individually evaluated for credit losses	$252	$1,526	$366	$—	$2,144
Ending balance: collectively evaluated for credit losses	$88,723	$321,981	$85,046	$5,991	$501,741

For three and nine months ended September 30, 2026, the increase in the amount of losses charged off related to one commercial real estate loan relationship in the amount of $2,952,000 and the fair value of this was recorded into foreclosed assets held for sale. Prior to the charge-off this relationship was recorded as a non accrual loan. The increase in the provision for the one loan charged off was partially offset in a decrease of the economic forecast qualitative factor for the entire loan portfolio for the period ended September 30, 2026.

	September 30, 2025
	Commercial and	Commercial
	Industrial	Real Estate	Residential	Installment	Total

	(In thousands)
Allowance for credit losses:

Balance, July 1, 2025	$531	$2,225	$1,287	$113	$4,156
Provision (credit) for credit loss exposure	96	78	(34)	46	186
Losses charged off	—	—	—	(55)	(55)
Recoveries	3	—	—	13	16
Balance, September 30, 2025	$630	$2,303	$1,253	$117	$4,303
Balance, January 1, 2025	$557	$2,115	$1,223	$131	$4,026
Provision (credit) for credit loss exposure	177	188	34	89	488
Losses charged off	(110)	—	(4)	(133)	(247)
Recoveries	6	—	—	30	36
Balance, September 30, 2025	$630	$2,303	$1,253	$117	$4,303

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogeneous loans by internal risk rating system as of September 30, 2026 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial and Industrial
Risk Rating
Pass	$14,281	$12,153	$14,053	$6,637	$4,835	$10,666	$25,106	$—	$87,731
Special Mention	—	—	—	—	—	—	992	—	992
Substandard	—	—	—	—	—	—	252	—	252
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,281	$12,153	$14,053	$6,637	$4,835	$10,666	$26,350	$—	$88,975

Commercial and Industrial
Current period gross charge-offs	$—	$—	$—	$—	$—	$44	$—	$—	$44

Commercial real estate
Risk Rating
Pass	$32,860	$26,271	$22,737	$28,735	$28,207	$105,439	$75,793	$—	$320,042
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,465	—	—	3,465
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,860	$26,271	$22,737	$28,735	$28,207	$108,904	$75,793	$—	$323,507

Commercial real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,952	$—	$—	$2,952

Total
Pass	$47,141	$38,424	$36,790	$35,372	$33,042	$116,105	$101,088	$—	$407,962
Special Mention	—	—	—	—	—	—	992	—	992
Substandard	—	—	—	—	—	3,465	63	—	3,528
Doubtful	—	—	—	—	—	—	—	—	—
Total	$47,141	$38,424	$36,790	$35,372	$33,042	$119,570	$102,143	$—	$412,482
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,996	$—	$—	$2,996

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential Real Estate
Payment Performance
Performing	$5,372	$8,162	$7,156	$7,876	$13,195	$43,285	$—	$—	$85,046
Nonperforming	—	276	20	—	—	70	—	—	366
Total	$5,372	$8,438	$7,176	$7,876	$13,195	$43,355	$—	$—	$85,412

Residential real estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Payment Performance
Performing	$1,332	$1,228	$2,087	$474	$222	$574	$74	$—	$5,991
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$1,332	$1,228	$2,087	$474	$222	$574	$74	$—	$5,991

Consumer
Current period gross charge-offs	$108	$3	$—	$4	$—	$1	$—	$—	$116

Total
Payment Performance
Performing	$6,704	$9,390	$9,243	$8,350	$13,417	$43,859	$74	$—	$91,037
Nonperforming	—	276	20	—	—	70	—	—	366
Total	$6,704	$9,666	$9,263	$8,350	$13,417	$43,929	$74	$—	$91,403
Current period gross charge-offs	$108	$3	$—	$4	$—	$1	$—	$—	$116

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

Loan Portfolio Aging Analysis

As of September 30, 2026

	30-59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$88	$—	$—	$252	$340	$88,635	$88,975
Commercial real estate	—	132	—	1,526	1,658	321,849	323,507
Residential	420	63	—	366	849	84,563	85,412
Installment	30	—	3	—	33	5,958	5,991
Total	$538	$195	$3	$2,144	$2,880	$501,005	$503,885

Loan Portfolio Aging Analysis

As of December 31, 2025

	30‑59 Days	60‑89 Days	Greater
	Past Due	Past Due	Than 90 Days		Total Past
	and	and	and		Due and		Total Loans
	Accruing	Accruing	Accruing	Non Accrual	Non Accrual	Current	Receivable

	(In thousands)
Commercial and Industrial	$19	$—	$—	$312	$331	$91,688	$92,019
Commercial real estate	124	4,198	—	1,385	5,707	297,341	303,048
Residential	551	45	—	559	1,155	88,425	89,580
Installment	36	—	—	10	46	6,866	6,912
Total	$730	$4,243	$—	$2,266	$7,239	$484,320	$491,559

Nonperforming Loans

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2026:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$252	$—	$252	$—	$252
Commercial real estate	366	1,160	1,526	—	1,526
Residential	366	—	366	—	366
Installment	—	—	—	—	—
Total	$984	$1,160	$2,144	$—	$2,144

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

The Company recognized $29,000 of interest income on nonaccrual loans during the period ended September 30, 2026.

The following table present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2025:

				Loans Past
				Due Over 90 Days	Total
	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Still Accruing	Nonperforming

	(In thousands)
Commercial and Industrial	$312	$—	$312	$—	$312
Commercial real estate	1	1,384	1,385	—	1,385
Residential	559	—	559	—	559
Consumer	10	—	10	—	10
Total	$882	$1,384	$2,266	$—	$2,266

The Company recognized approximately $4,000 interest income on nonaccrual loans during the period ended December 31, 2025.

Note 4:         Benefit Plans

Pension expense includes the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Service cost	$92	$87	$276	$261
Interest cost	106	97	318	291
Expected return on assets	(205)	(178)	(615)	(534)
Accretion of prior service cost and net loss	(12)	(22)	(36)	(66)

Pension (contra expense) expense	$(19)	$(16)	$(57)	$(48)

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at the indicated dates is as follows:

	September 30,	December 31,
	2026	2025

	(In thousands)
Commercial loans unused lines of credit	$129,804	$115,953
Commitment to originate loans	128,579	114,967
Consumer open end lines of credit	34,527	32,615
Standby lines of credit	300	477

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following table present the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in interest payable and other liabilities on the consolidated balance sheets of financial condition for the three and six months ended September 30, 2026 and 2025.

September 30,
2026
Balance – December 31, 2025	$124
Provision for credit losses	—
Balance – June 30, 2026	124
Provision for credit losses	—
Balance – September 30, 2026	$124

September 30,
2025
Balance – December 31, 2024	$94
Provision for credit losses	—
Balance – June 30, 2025	94
Provision for credit losses	—
Balance – September 30, 2025	$94

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 6:         Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2026	2025

	(In thousands)
Net unrealized loss on securities available-for-sale	$(30,000)	$(6,589)
Net unrealized loss for unfunded status of defined benefit plan liability	(185)	(185)
	(30,185)	(6,774)
Less: Tax effect	6,340	1,423
Net-of-tax amount	$(23,845)	$(5,351)

The changes in accumulated other comprehensive income (loss) by component shown of net of tax and parenthesis indicating debits as of September 30, 2026 and 2025.

	Three months ended			Three months ended
	September 30, 2026			September 30, 2025
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(3,763)	$(146)	$(3,909)	$(13,979)	$(517)	$(14,496)
Other comprehensive income (loss) before reclassification	(19,494)	—	(19,494)	5,910	—	5,910
Amounts reclassified from accumulated other comprehensive gain (loss)	(442)	—	(442)	—	—	—
Net current -period other comprehensive income (loss)	(19,936)	—	(19,936)	5,910	—	5,910
Ending balance	$(23,699)	$(146)	$(23,845)	$(8,069)	$(517)	$(8,586)

	Nine months ended			Nine months ended
	September 30, 2026			September 30, 2025
	Net unrealized			Net unrealized
	(Loss)	Defined		(Loss)	Defined
	Gain on Available	Benefit		Gain on Available	Benefit
	For Sale Securities	Plan	Total	For Sale Securities	Plan	Total
(In thousands)
Beginning balance	$(5,205)	$(146)	$(5,351)	$(9,583)	$(517)	$(10,100)
Other comprehensive income (loss) before reclassification	(18,052)	—	(18,052)	1,627	—	1,627
Amounts reclassified from accumulated other comprehensive (gain) loss	(442)	—	(442)	(113)	—	(113)
Net current -period other comprehensive income (loss)	(18,494)	—	(18,494)	1,514	—	1,514
Ending balance	$(23,699)	$(146)	$(23,845)	$(8,069)	$(517)	$(8,586)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2026
U.S. government agencies	$2,335	$—	$2,335	$—
Subordinated Notes	20,672	—	20,672	—
State and municipal obligations	200,595	—	200,595	—

December 31, 2025
U.S. government agencies	$2,454	$—	$2,454	$—
Subordinated Notes	20,909	—	20,909	—
State and municipal obligations	210,841	—	210,841	—

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

The following tables present, loans by purpose, the amortized costs basis of collateral-dependent nonaccrual loans and type of collateral as of September 30, 2026.

	Real Estate	Other	Total
(In Thousands)
Commercial and Industrial	$—	$252	$252
Commercial real estate	1,526	—	1,526
Residential	366	—	366
Installment	—	—	—
Total	$1,892	$252	$2,144

The following tables present, loans by purpose, the amortized costs basis of collateral-dependent nonaccrual loans and type of collateral as of December 31, 2025.

	Real Estate	Other	Total
(In Thousands)
Commercial and Industrial	$—	$312	$312
Commercial real estate	1,385	—	1,385
Residential	559	—	559
Installment	—	10	10
Total	$1,944	$322	$2,150

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2026
Collateral dependent loans	$620	$—	$—	$620
Foreclosed assets held for sale	3,653	—	—	1,407

December 31, 2025
Collateral dependent loans	$821	$—	$—	$821
Foreclosed assets held for sale	2,540	—	—	2,540

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable
	9/30/26	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$620	Market comparable properties	Comparability adjustments	7% –10%
Foreclosed assets held for sale	1,407	Market comparable properties	Marketability discount	10% – 35%

	Fair Value at	Valuation	Unobservable
	12/31/25	Technique	Inputs	Range

	(In thousands)
Collateral-dependent loans	$821	Market comparable properties	Comparability adjustments	5% – 10%
Foreclosed assets held for sale	2,540	Market comparable properties	Marketability discount	10% – 35%

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2026:

Financial assets
Cash and cash equivalents	$70,248	$70,248	$—	$—
Loans, net of allowance	500,122	—	—	484,936
Federal Home Loan Bank	3,286	—	3,286	—
Accrued interest receivable	3,312	—	3,312	—

Financial liabilities
Deposits	722,458	—	721,007	—
Securities sold under repurchase agreements	35,757	—	35,757	—
Subordinated debentures	23,954	—	24,341	—
Advance Federal Home Loan Bank	55,000	—	54,754	—
Accrued interest payable	566	—	566	—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2025:

Financial assets
Cash and cash equivalents	$46,528	$46,528	$—	$—
Loans, net of allowance	487,298	—	—	473,747
Federal Home Loan Bank stock	4,030	—	4,030	—
Accrued interest receivable	3,982	—	3,982	—

Financial liabilities
Deposits	641,366	$—	$642,416	$—
Securities sold under repurchase agreements	29,403	—	29,403	—
Subordinated debentures	23,909	—	23,393	—
Advance Federal Home Loan Bank	75,000	—	75,464	—
Accrued interest payable	612	—	612	—

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

Advances Federal Home Loan Bank and Subordinated Debentures

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2026 and December 31, 2025.

Note 8:         Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) with customers represent funds deposited by customers, generally on an overnight basis that are collateralized by investment securities owned by the Company.

The following table presents the Company’s repurchase agreements accounted for as secured borrowings:

Remaining Contractual Maturity of the Agreement

(In thousands)

	Overnight and			Greater than
September 30, 2026	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$35,757	$—	$—	$—	$35,757
Total	$35,757	$—	$—	$—	$35,757

	Overnight and			Greater than
December 31, 2025	Continuous	Up to 30 Days	30‑90 Days	90 Days	Total
Repurchase Agreements
State and municipal obligations	$29,403	$—	$—	$—	$29,403
Total	$29,403	$—	$—	$—	$29,403

These borrowings were collateralized with state and municipal obligations with a carrying value of $48.8 million at September 30, 2026 and $51.3 million at December 31, 2025. Declines in the fair value would require the Company to pledge additional securities.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 9:       Advances from the Federal Home Loan Bank

At September 30, 2026, advance from the Federal Home Loan Bank were $55 million. The Company had $75 million of advances from the Federal Home Loan Bank at December 31, 2025.

At September 30, 2026, required repayments on Federal Home Loan Bank advances were for year ending December 31, 2027 are $35 million (4.24% fixed rate) and December 31, 2028 are $20 million (4.11% fixed rate).

Note 10:       Restricted Stock Plan

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2026, and changes during the nine months ended September 30, 2026, is presented below:

	Weighted-
	Average
	Grant-Date
	Shares	Fair Value
Nonvested, beginning of year	287,790	$11.68
Granted	60,000	14.31
Vested	(26,650)	10.44
Forfeited	(20,000)	12.81
Nonvested, end of quarter	301,140	$13.34

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and nine months ended September 30, 2026 was $100,000 and $299,000, respectively. Total compensation cost recognized in the income statement for share-based payment arrangements during the three and nine months ended September 30, 2025 was $88,000 and $265,000. There were 20,000 shares that vested during the first quarter of 2026 and 6,650 shares vest during the second quarter of 2026.

Note 11:       Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	September 30,	December 31,
	2026	2025

	(In thousands)
Land, buildings and improvements	$42,699	$41,530
Furniture and equipment	17,611	17,839
Computer software	2,995	2,872
	63,305	62,241
Less accumulated depreciation	(27,259)	(28,146)
Net premises and equipment	$36,046	$34,095

Depreciation and amortization charged to operations was $1,239,000 and $878,000 for the nine months ended September 30, 2026 and 2025, respectively.

United Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands)

Note 12:       Segment Reporting

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

	Three Months Ended September 30,
	2026	2025

	(In thousands)
Banking Segment
Total interest income	$10,678	$10,635
Total interest expense	3,680	3,906
Net interest income	6,998	6,729
Provision for credit loss expense	2,421	186
Net interest income after provision for credit losses	4,577	6,543
Noninterest income	2,303	1,348
Noninterest expense (including taxes)	5,479	5,960
Net income	1,401	1,931
Net income (consolidated statements of income)	$1,401	$1,931
Total assets Banking segment	$899,336	$866,756
Total assets (consolidated balance sheets)	$899,336	$866,756

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Banking Segment
Total interest income	$31,225	$30,888
Total interest expense	10,712	11,317
Net interest income	20,513	19,571
Provision for credit loss expense	2,577	488
Net interest income after provision for credit losses	17,936	19,083
Noninterest income	5,345	4,019
Noninterest expense (including taxes)	17,874	17,385
Net income	5,407	5,717
Net income (consolidated statements of income)	$5,407	$5,717
Total assets Banking segment	$899,336	$866,756
Total assets (consolidated balance sheets)	$899,336	$866,756

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discusses the consolidated financial condition of the Company as of September 30, 2026, as compared to December 31, 2025, and the results of consolidated operations for the three and nine months ended September 30, 2026, compared to the same period in 2025. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

United Bancorp, Inc. (NASDAQ: UBCP) reported diluted earnings per share of $0.25 and net income of $1,401,000 for the three months ended September 30, 2026. For the first nine months of the current year, UBCP reported diluted earnings per share of $0.94 and net income of $5,407,000.

During the three-month period ended September 30, 2026, we were impacted by a one-time event that caused earnings to perform below our typical expectations. For the most recently ended quarter, United Bancorp, Inc. (UBCP) produced net income and diluted earnings per share of $1,401,000 and $0.25, respectively. Each are decreases on both a year-over-year and sequential-quarter basis. For the first nine months of 2026, our Company produced net income and diluted earnings per share of $5,407,000 and $0.94. Once again, and due to the one-time event experienced during the most recently ended quarter, these metrics are both lower than the levels achieved the previous year during the same timeframe for each. In the third quarter of 2026, UBCP recognized a charge-off of a commercial credit to a single borrower in the amount of $2,953,000, which led to a provision for credit loss expense for the quarter of $2,421,000. Year-over-year, this provision for credit loss expense was an increase of $2,235,000 and directly led to our under-performance this past quarter. For the quarter ended September 30, 2026 and on a more “normalized” basis excluding this event, our Company’s Pre-Provision Net Revenue (PPNR) (A non-GAAP measure consisting of net interest income and noninterest income less noninterest expense) totaled $3,490,000 (including a net realized gain on the sale of available securities of $560,000), which was an increase of $1,393,000 over the PPNR achieved in the third quarter of last year. Fundamentally and exclusive of the one-time loan charge off experienced this most recent quarter, we are very satisfied with the level at which UBCP is presently performing and firmly believe that the initiatives our Company has undertaken in the last two years are paying off. We are encouraged by how the investment in our infrastructure and growth is developing in accordance with our visions and projections and firmly believe that we will see the full potential thereof over the course of the next twelve to twenty-four months. This positive performance should lead to a higher level of earnings and help ensure the relevancy of UBCP for many years to come.

Many thought that the economic uncertainty with which our country has been dealing for the past several years was finally going to be behind us in 2026. As we entered 2026, forecasts called for solid economic growth as the impact of the tariffs implemented last year was thought to also be behind us and the anticipated increase in tax refund payouts under our new tax policy were anticipated to fuel consumption and growth, driving our Gross Domestic Product (GDP) higher to levels rarely seen. In addition, forecasts for interest rates projected two to three cuts for the fed funds target rate, which would align our country’s monetary policy with a more neutral position. Instead of the rate cuts that many anticipated this year, this past quarter the Federal Open Market Committee (FOMC) of the Federal Reserve Bank tightened monetary policy by increasing the target for the federal funds rate by twenty-five (25) basis points to help curb inflation, which has proven to be more ingrained within our economy than previously anticipated. In addition, economic activity remains somewhat restrained by the global uncertainties that have persisted throughout the course of the current year. Even with these challenges, our Company was able to achieve solid growth in its balance sheet for the nine-months ended September 30, 2026. Year-over-year, total assets gross of accumulated other comprehensive loss increased by $47.8 million, or 5.5%, to a level of $923.2 million. For the first time in our Company’s history, our assets surpassed the $900.0 million threshold! This increase in total assets gross of accumulated other comprehensive loss is primarily attributed to year-over-year increases in gross loans by $7.3 million (to a level of $503.9 million), bank owned life insurance by $18.7 million (to a level of $38.9 million) and cash and due from Federal Reserve Bank of $24.7 million (to a level of $70.2 million). Overall, the increase in the level of interest earning assets on our balance sheet in the first nine months of this year--- along with our loans outstanding continuing to reprice at higher rates--- helped our Company achieve an increase in the total interest income that it generated by $337,000, or 1.1%, over the level achieved during the same timeframe last year.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Driving the increase in our Company’s total assets as of September 30, 2026 was the growth that we experienced in our total deposits. Year-over-year, total deposits grew by $77.3 million, or 12.0%, to a level of $722.5 million. Much of this increase in our total deposits came from growth in our lower-cost funding--- consisting of noninterest bearing demand, interest bearing demand and savings--- with balances increasing by $55.8 million, or 12.2%, to a level of $511.9 million (which is 70.9% of total deposits). In addition, higher-cost time deposits increased by $21.5 million, or 11.4%, to a level of $210.6 million (which is 29.1% of total deposits). Remarkably, even with this increase in the total deposits of our Company, total interest expense as of September 30, 2026 decreased by ($605,000), or (5.4%), and our interest expense to average assets decreased by seventeen basis points (17bps) on a year-over-year basis to a level of 1.63%. This decrease in total interest expense can be attributed to our Company’s aforementioned attraction of lower-cost deposit  along with the continued downward repricing of our core deposits and the maturity of a $20.0 million Federal Home Loan Bank (FHLB) Advance in the first quarter of this year on which we were paying a rate of 4.39%.

With the year-over-year increase in total interest income and decrease in total interest expense, UBCP was able to continue the trend of having increasing net interest income and an expanding net interest margin. For the first nine months of 2026, net interest income increased by $942,000, or 4.8%, and the net interest margin increased by eighteen basis points (18bps) to a level of 3.84%, both year-over-year. We anticipate the increasing trends of our Company’s net interest income and net interest margin to continue over the remainder of 2026; especially, considering that our Company is currently seeing stronger demand for loan products and we anticipate redeploying funds currently parked in lower-yielding overnight investments into higher-yielding loan products in the upcoming quarter.

Relating to the credit-quality metrics for our Company, we saw an improvement relating thereto this quarter. At quarter-end, September 30, 2026, our Company’s nonaccrual loans and loans past due thirty-plus days totaled $2.9 million (or, 0.57% of gross loans), which was a decrease of $266,000 year-over-year. More noteworthy, on a linked-quarter basis, our level of nonaccrual loans and loans past due thirty-plus days decreased significantly due to the aforementioned single-relationship commercial credit that was charged off during the most recent quarter. Sequentially, this metric on an inter-quarter basis declined by $4.0 million, or 58.0%, from a level of $6.9 million. In addition, our delinquency trends remain near historic lows with loans past due thirty plus days at a level of $736,000 or 0.15% of gross loans. This compares very favorably with our peer. Accordingly, we believe that our overall credit quality is sound at present. We have dealt with an issue that related to a single borrowing relationship, which is not indicative of the overall quality of our loan portfolio. Our Company remains very well capitalized by regulatory standards with regulatory capital (stockholders’ equity plus accumulated other comprehensive loss) of $76.0 million, or 8.7% of average assets, which is an increase of $931,000 million, or 1.2%, year-over-year.

With our committed and long-term focus of growing our balance sheet in a profitable fashion by investing in the infrastructure of our Company, we are very pleased with the “core” financial results that we have achieved in the current year as of September 30, 2026. In addition, we are very satisfied with the progress that we are making on the execution of our plan relating to our investment in infrastructural improvements that will help ensure our relevancy for many years to come and help us achieve our vision of becoming a community financial institution with assets of $1.0 billion or greater in the very near term. As previously mentioned, we opened our newest banking center… a regional hub… in the appealing market of Wheeling, West Virginia, on December 9, 2025. This office has been very well received by this vibrant market and has exceeded our performance expectations during the first nine months of operation. A lot of the growth in our depository base can be attributed to this new office. We firmly believe that within five years, this new banking center will be a top performer for United Bancorp, Inc. (UBCP).

Relating to other infrastructural investments that we have undertaken within the past year or two, our Company’s Unified Mortgage Division continues to contribute meaningfully to fee income. As we focus on further scaling this function with the addition of mortgage loan originators--- and, considering the positive operating leverage that presently exists within this developing division--- we strongly believe that Unified Mortgage will continue to produce increasingly positive results and become more lucrative for our Company. Unified Mortgage is definitely becoming a known entity amongst the realtors within the markets that we serve. We also continue to invest in and develop our Treasury Management capabilities that help our small business customers with cash management, merchant services and payments. This function not only generates fee income for United Bancorp, Inc. (UBCP); but, also is a key driver of low or no cost deposits and strengthens relationship depth with our commercial customers. No doubt, both of these areas contributed to the increasing levels of noninterest income that we generated during the first nine months of this year--- with the latter also contributing to the growth in our low-cost deposits, which helped lead to the increase in deposit totals and decrease in our interest expense level as of September 30, 2026.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Over the course of 2025 and into the current year, we have and continue to make a tremendous investment in technology. With our enhanced technological product offering, we now have more customers than ever utilizing our consumer and commercial online and mobile platforms and benefitting from these advanced solutions that we offer… which has and will continue to lead to more relationship building and revenue generating opportunities for UBCP. Importantly, we have begun developing and are soon to implement an AI solution designed to help us better serve customers by answering inquiries more efficiently and effectively… guiding customers to the best financial solutions and supporting a more modern, customer-centric approach to delivery. To further supplement this aforementioned AI solution, we are presently in the process of implementing a system specializing in omnichannel account opening, that will allow our Company to fully digitize the account opening process through online, mobile and in-branch platforms… enabling customers, both business and consumer, to open all deposit accounts and most services in person and virtually. These enhanced systems will be housed in our soon-to-open Unified Center (which is located in St. Clairsville, Ohio) and will help support our Unified Care Center that will also be housed at this facility. The Unified Care Center will centralize the customer service function of our Company with team members that are highly skilled and more capable of providing a complete and satisfying “Unified Experience” to customers from any technology platform via a live video interface. In addition, the Unified Care Center will have a “sales oriented” function, which is anticipated to lead to additional business for our Company by routing inbound banking inquiries and requests from any banking channel to our Unified Care Center, for “in person” consultations with our skilled team members. By having a centralized customer support function staffed with skilled sales and service professionals who are truly “subject matter experts,” we believe that we will be able to more effectively and efficiently attract, develop and retain customer relationships with more productive on-boarding and cross-selling practices--- which is anticipated to lead to a higher level of customer satisfaction and overall profitability for UBCP. Being a monumental undertaking that will be transformative for our Company, we anticipate that we will begin rolling-out these new technology and support functions by the end of the first quarter of 2027. Ultimately, as this function fully develops, we believe that the Unified Care Center has the potential to become a bona-fide “digital bank” for our Company, which will more readily support our growth and profitability objectives in the coming years!

As always, our primary focus is protecting the investment of our shareholders in our Company and rewarding them in a balanced fashion by growing the value of their investment and paying an attractive cash dividend. In these areas, our shareholders have been nicely rewarded. In the third quarter of this year, UBCP paid a regular cash dividend at a level of $0.1975, an increase of $0.01, or 5.3%, over the regular cash dividend paid in the third quarter of the previous year. Year-to-date, our Company paid total cash dividends of $0.7600, which includes a special cash dividend of $0.1750 paid in the first quarter. At the third quarter dividend payout level, the forward yield produced by our regular cash dividend is 5.3% and, inclusive of the special dividend, the forward yield is 6.5%, considering our quarter-ending fair market value as of September 30, 2026 of $14.79. On a year-over-year basis, the fair market value of our Company’s stock increased by $0.81 or 5.8%.

As you can see, we are currently heavily investing in the infrastructure of our Company to set the stage for future growth and ensure that UBCP remains relevant in the ever-more competitive financial services industry. We firmly believe that within the next twelve to twenty-four months, we will see a solid return on these investments that we have made and are currently implementing to improve our operations and delivery. Even though such expenditures do have a dilutive impact on the earnings that we produce in the short-term, we are starting to see a payoff on these investments as our Pre-Provision Net Revenue has increased somewhat significantly on a year-over-year basis. Even though we had a one-off credit event that impacted earnings for the most recently ended quarter, we firmly believe this event was an anomaly and are truly encouraged by our Company’s increasing “core” earnings and balance sheet growth in the first nine months of 2026. We anticipate these positive “core” trends will continue for the remainder of the current year. We are truly excited about UBCP’s direction and the potential that it brings. With an ongoing focus on continual process improvement, product development and delivery, we strongly believe that the future for our Company is exceedingly bright.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Supplemental Reporting off Non-GAAP measures

Management believes providing certain “non-GAAP” financial information will assist readers in their understanding of the effect on recent financial results from non-recurring charges related to the reserve for credit losses and growth of the Company’s balance sheet.

Pre Provision Net Revenue (“PPNR”)

	For the Three Months Ended
	September 30,		%
	2026	2025	Change
Net Interest Income	$6,998,334	$6,729,460	4.00%
Total noninterest income	2,303,447	1,347,785	70.91%
Total revenue	9,301,781	8,077,245	15.16%
Less: non interest expense	5,811,930	5,980,591	(2.82)%

PPNR (Non-GAAP)	3,489,851	2,096,654	66.45%

Total gross of accumulated other comprehensive loss

Total assets	$899,335,601	$866,755,858	3.76%
Accumulated other comprehensive loss, net	23,845,341	8,586,060	177.72%
Total assets gross of accumulated other comprehensive loss	923,180,942	875,341,918	5.47%

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

Analysis of Financial Condition

Earning Assets – Loans

The Company’s focus as a community bank is to meet the credit needs of the markets it serves. At September 30, 2026, gross loans were $503.9 million, compared to $491.6 million at December 31, 2025, an increase of $7.8 million after offsetting repayments for the period. The overall increase in the loan portfolio was comprised of a $17.4 million increase in commercial and commercial real estate loans and a $4.2 million decrease in residential real estate lending and a $921,000 decrease in consumer loans since December 31, 2025.

Commercial and commercial real estate loans comprised 81.9% of total loans at September 30, 2026, compared to 80.4% at December 31, 2025. Commercial and commercial real estate loans have increased $17.4 million, or approximately 4.4% since December 31, 2025. This segment of the loan portfolio includes originated loans in its market areas and purchased participations in loans from other banks for out-of-area commercial and commercial real estate loans to benefit from consistent economic growth outside the Company’s primary market area.

Consumer loans represented 1.2% of total loans at September 30, 2026 and 1.4% at December 31, 2025. Some of the consumer loans carry somewhat more risk than real estate lending; however, it also provides for higher yields. Consumer loans have decreased $921,000, or 13.3%, since December 31, 2025.

Residential real estate loans were 16.9% of total loans at September 30, 2026 and 18.2% at December 31, 2025, representing a decrease of $4.2 million or 4.7% since December 31, 2025.

The allowance for credit losses totaled $3.8 million at September 30, 2026, which represented 0.75% of total loans. The allowance represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors monthly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for credit losses is adequate to absorb credit losses over the life of the loan portfolio. Net loan charge-offs (exclusive of overdrafts net charge-offs of $90,000) for the nine months ended September 30, 2026 were approximately $3.0 million, of which $2,952,000 related to one commercial loan. The Company was able to off-set the impact of this charge-off with a reduction of the qualitative factors associated with the improved level of projected and current unemployment. Net loans charged off (exclusive of overdrafts net charge-offs $74,000) was $137,000 for the nine months ended September 30, 2025.

Earning Assets – Securities

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of state and political subdivisions and certain other investments. Securities available for sale at September 30, 2026 decreased approximately $10.6 million from December 31, 2025 totals.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sources of Funds – Deposits

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $250,000. For the period ended September 30, 2026, total core deposits (interest and non interest bearing accounts and savings) increased approximately $52.2 million, or 11.4% from December 31, 2025 totals. The Company’s savings accounts increased $5.9 million or 4.8% from December 31, 2025 totals. The Company’s interest-bearing and non-interest bearing demand deposits increased $46.3 million while certificates of deposit under $250,000 increased by $22.8 million.

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

Certificates of deposit greater than $250,000 are not considered part of core deposits, and as such, are used to balance rate sensitivity as a tool of funds management. At September 30, 2026, certificates of deposit greater than $250,000 increased $6.1 million or 14.6%, from December 31, 2025 totals.

Sources of Funds – Securities Sold under Agreements to Repurchase and Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. The majority of the Company’s repurchase agreements are with local school districts and city and county governments. The Company’s repurchase agreements increased approximately $6.4 million from December 31, 2025 totals. At September 30, 2026, the Company has $55 million of fixed rate advances that mature over the next 6 months to 1.5 years. Refer to footnote 10 for further information.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

Net Income

The reported diluted earnings per share was $0.25 for the quarter ended September 30, 2026 compared to $0.34 for the quarter ended September 30, 2025, a decrease of $0.09 per share. This decrease was mainly driven by the increase in the provision for credit losses of $2.2 million quarter over quarter and was one commercial loan relationship that was charged-off during the three months ended September 30, 2026.

Net Interest Income

Net interest income increased $269,000 or 4.0% for the three months ended September 30, 2026 compared to the same period in 2025. This increase was mainly due to increase in the yield in our securities and lending portfolios and overall growth in our earning asset balances and a decrease in the cost of deposits and borrowings.

Provision for Credit Losses

The Company had a provision for credit losses of $2.4 million for the three months ended September 30, 2026 as compared to a provision for credit losses of $186,000 for same period in 2025. The increase quarter over quarter was due to one commercial loan relationship that was charged -off and recorded into other real estate owned as of September 30, 2026.

Noninterest Income

Noninterest income of the Company increased $955,000 quarter-over-quarter. This increase was Maily dure to an increase in earnings on bank-owned life insurance of $229,000 resulting from the purchase of $10.7 million of bank-owend life insruaance during the fourth quarter of 2025 and $6.0 million during the first quarter of 2026 and a realized gain on the sale of available-for-sale securities of $560,000 for the three months ended September 30, 2026 over the same period in 2025.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

The Company saw its noninterest expense decrease by $167,000 or 2.8% year-over-year. The decrease is mainly due to lower projected team member incentives for 2026.

Federal Income Taxes

The provision for federal income benefits was $334,000 for the three months ended September 30, 2026. The Company had an income tax benefit of $20,000 for the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Net Income

The reported diluted earnings per share was $0.94 for the nine months ended September 30, 2026 compared to $0.99 for the nine months ended September 30, 2025 a decrease 5.1%.

Net Interest Income

Net interest income increased $942,000 or 4.8% for the nine months ended September 30, 2026 compared to the same period in 2025. This increase was mainly due to our variable rate loans repricing upward and an increase in earning assets period over period.

Provision for Credit Losses

The Company had a provision for credit losses of $2,577,000 for the nine months ended September 30, 2026 as compared to a provision for credit losses of $488,000 for same period in 2025. As previously discussed, the increase in the provision for credit losses was due to the charge-off on one commercial loan.

Noninterest Income

Noninterest income of the Company increased $1,326,000 year-over-year. This increase was in part due to an increase in bank-owned life insurance income of $686,000 year over year resulting from the purchase of $10.7 million of bank-owend life insruaance during the fourth quarter of 2025 and $6.0 million during the first quarter of 2026. The Company also had a gain on the sale of available-for-sale securities of $560,000 for the nine months ended September 30, 2026 as compared to $144,000 for the nine months ended September 30, 2025. In addition, the Company’s gain on the sale of loans increased $230,000 year over year.

Noninterest Expense

The Company saw its noninterest expense increased by $993,000 or 5.7% year-over-year. The increase is due to additional staffing related to the December 2025 opening of our Wheeling Banking Center and normal merit increases and general inflation. This increase is offset by lower projected team member incentives for 2026.

Federal Income Taxes

The provision for federal income taxes benefits was 528,000 for the nine months ended September 30, 2026. The Company had an income tax benefit of $24,000 for the nine months ended September 30, 2025.

United Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity totaled $52.1 million at September 30, 2026, compared to $70.5 million at December 31, 2025, a $18.4 million decrease solely related to the accumulated other comprehensive loss in the Company’s available-for-sale securities. With the increase in longer term interest rates this impacted the fair market value of the Company’s securities. Total stockholders’ equity in relation to total assets was 5.80% at September 30, 2026 and 8.22% at December 31, 2025. The Company’s Articles of Incorporation allows for a class of preferred shares with 2,000,000 authorized shares. This enables the Company, at the option of the Board of Directors, to issue series of preferred shares in a manner calculated to take advantage of financing techniques which may provide a lower effective cost of capital to the Company. The amendment also provides greater flexibility to the Board of Directors in structuring the terms of equity securities that may be issued by the Company. Although this preferred stock is a financial tool, it has not been utilized to date.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Common equity tier 1 capital ratio	12.28%
Tier 1 capital ratio	12.28%
Total capital ratio	12.86%
Leverage ratio	8.85%

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

ITEM 4.       Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

United Bancorp, Inc.

Part II – Other Information

ITEM 1.       Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

ITEM 1A.    Risk Factors

Smaller reporting companies are not required to provide this information.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number or
			Shares (or Units)	Approximate Dollar
	(a)		Purchased as Part	Value) of Shares (or
	Total Number of	(b)	Of Publicly	Units) that May Yet
	Shares (or Units)	Average Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share (or Unit)	Or Programs	the Plans or Programs
Month #1 7/1/2026 to 7/31/2026	—	$—	—	—
Month #2 8/1/2026 to 8/31/2026	—	—	—	—
Month #3 9/1/2026 to 9/30/2026	—	—	—	—

The Company adopted the United Bancorp, Inc. Affiliate Banks Directors and Officers Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation plan. Amounts deferred pursuant to the Plan remain unrestricted assets of the Company, and the right to participate in the Plan is limited to members of the Board of Directors and Company officers. Under the Plan, directors or other eligible participants may defer fees and up to 50% of their annual incentive award payable to them by the Company, which are used to acquire common shares which are credited to a participant’s respective account. Except in the event of certain emergencies, no distributions are to be made from any account as long as the participant continues to be an employee or member of the Board of Directors. Upon termination of service, the aggregate number of shares credited to a participant’s account is distributed with any cash proceeds credited to the account which have not yet been invested in the Company’s stock. All purchases under this deferred compensation plan are funded with either earned director fees or officer incentive award payments. During the three months ended September 30, 2026 there were no purchases. No underwriting fees, discounts, or commissions are paid in connection with the Plan. The shares allocated to participant accounts have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

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

United Bancorp, Inc.

Date: November 12, 2026	By:	/s/ Scott A. Everson
Scott A. Everson
Chairman, President and Chief Executive Officer

Date: November 12, 2026	By:	/s/ Randall M. Greenwood
Randall M. Greenwood
Vice President and Chief Financial Officer